Form 10-Q
period 1998-09-30
EBAY INC
filed 1998-11-13
CIK 1065088

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          ------------------------

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the transition period from _________ to __________
                       Commission file number 0-28064

                                  eBAY INC.
           (Exact name of Registrant as specified in its charter)


                DELAWARE                                77-0430924
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)


       2005 HAMILTON AVE, SUITE 350
           SAN JOSE, CALIFORNIA                            95125
 (Address of principal executive offices)               (Zip Code)


                               (408) 369-4830
            (Registrant's telephone number, including area code)

                          ------------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES    NO X
                                    ---   ---

As of November 11, 1998, there were 40,264,073 shares of the Registrant's Common Stock outstanding.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
eBAY INC.
INDEX
--------------------------------------------------------------------------------


                                                                                             PAGE
PART I  FINANCIAL INFORMATION                                                               NUMBER

ITEM 1:   Condensed Consolidated Financial Statements:
          Condensed Consolidated Balance Sheet as of September 30,
           1998 and December 31, 1997........................................................  2

          Condensed Consolidated Statement of Income for the three and nine months ended
           September 30, 1998 and 1997.......................................................  3

          Condensed Consolidated Statement of Cash Flows for the nine months ended
           September 30, 1998 and 1997.......................................................  4

          Notes to Condensed Consolidated Financial Statements...............................  5

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................  9

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk.........................  21

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings..................................................................  21

ITEM 2:   Changes in Securities and Use of Proceeds..........................................  21

ITEM 3:   Defaults Upon Senior Securities....................................................  21

ITEM 4:   Submission of Matters to a Vote of Security Holders................................  21

ITEM 5:   Other Information..................................................................  21

ITEM 6:   Exhibits and Reports on Form 8-K...................................................  22

Signatures...................................................................................  23

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   eBAY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
              (in thousands, except per share amounts; unaudited)


                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       1998                 1997
                                                                                ----------------     ----------------
                                      ASSETS
Current assets:
   Cash and cash equivalents....................................................      $ 74,474             $  3,723
   Accounts receivable, net.....................................................         3,994                1,024
   Other current assets.........................................................         3,663                  220
                                                                                     ---------            ---------
       Total current assets.....................................................        82,131                4,967
Property and equipment, net.....................................................         5,668                  652
Intangible assets, net..........................................................         1,701                   --
                                                                                     ---------            ---------
                                                                                      $ 89,500             $  5,619
                                                                                     =========            =========
                        LIABILITIES, MANDATORILY REDEEMABLE
                          CONVERTIBLE PREFERRED STOCK AND
                               STOCKHOLDERS' EQUITY
Current liabilities:
   Debt and leases, current portion.............................................      $    316             $    258
   Accounts payable.............................................................         3,376                  252
   Customer advances............................................................           506                  128
   Income taxes payable.........................................................            --                  169
   Other current liabilities....................................................         3,066                  317
                                                                                     ---------            ---------
       Total current liabilities................................................         7,264                1,124
Debt and leases, long-term portion..............................................            94                  305
Deferred tax liabilities........................................................           157                  157
                                                                                     ---------            ---------
                                                                                         7,515                1,586
                                                                                     ---------            ---------
Series B Mandatorily Redeemable Convertible Preferred
   Stock and Series B warrants (Note 2).........................................            --                3,018
                                                                                     ---------            ---------

Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000 and no shares authorized,
   no shares issued or outstanding;.............................................            --                   --
  Series A Convertible Preferred Stock, $0.001 par value;
   no shares and 1,676 shares authorized, no shares and 1,676
   shares issued and outstanding;...............................................            --                    4
  Common Stock, $0.001 par value, 195,000 and 60,000 shares.....................
   authorized; 40,264 and  20,400 shares issued and outstanding;................            40                   20
  Additional paid-in capital....................................................        86,582                1,482
  Notes receivable from stockholders............................................        (1,533)                 (68)
  Unearned compensation.........................................................        (4,912)              (1,399)
  Retained earnings.............................................................         1,808                  976
                                                                                     ---------            ---------
       Total stockholders' equity...............................................        81,985                1,015
                                                                                     ---------            ---------
                                                                                      $ 89,500             $  5,619
                                                                                     =========            =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except per share amounts; unaudited)

                                                 THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------     -------------------------------------
                                                     1998                 1997                 1998                 1997
                                               ---------------     ----------------     ----------------     ----------------
Net revenues..................................     $ 12,935             $  1,459             $ 27,857             $  3,117
Cost of net revenues..........................        2,103                  253                3,839                  413
                                                  ---------            ---------            ---------            ---------
       Gross profit...........................       10,832                1,206               24,018                2,704
                                                  ---------            ---------            ---------            ---------
Operating expenses:
     Sales and marketing......................        5,476                  369               10,086                  581
     Product development......................        1,514                  257                3,062                  466
     General and administrative...............        2,115                  260                6,302                  493
     Acquired research and development and
       amortization of acquired intangibles...          327                   --                  477                   --
                                                  ---------            ---------            ---------            ---------
       Total operating expenses...............        9,432                  886               19,927                1,540
                                                  ---------            ---------            ---------            ---------
Income from operations........................        1,400                  320                4,091                1,164
Interest and other income, net................          122                   27                  223                   33
Interest expense..............................          (11)                  (1)                 (36)                  (3)
                                                  ---------            ---------            ---------            ---------
Income before income taxes....................        1,511                  346                4,278                1,194
Provision for income taxes....................         (848)                (147)              (3,400)                (509)
                                                  ---------            ---------            ---------            ---------
Net income....................................     $    663             $    199             $    878             $    685
                                                  =========            =========            =========            =========
Net income per share:
     Basic....................................     $   0.04             $   0.02             $   0.07             $   0.10
                                                  =========            =========            =========            =========
     Weighted average shares--basic...........       15,423                8,075               12,296                6,800
                                                  =========            =========            =========            =========
     Diluted..................................     $   0.02             $   0.01             $   0.02             $   0.02
                                                  =========            =========            =========            =========
     Weighted average shares--diluted.........       37,168               29,784               35,837               27,984
                                                  =========            =========            =========            =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                       1998                 1997
                                                                                ----------------     ----------------

Cash flows from operating activities:
 Net income ...................................................................       $   878               $  685
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for doubtful accounts ............................................         1,423                   30
   Depreciation and amortization ..............................................           892                    3
   Amortization of unearned compensation ......................................         1,888                   --
   Compensation expense associated with purchases
    of Common Stock by outside directors ......................................           429                   --
   Charitable contribution of Common Stock ....................................         1,215                   --
   Series B Preferred Stock issued for services ...............................            93                   --
   Acquired research and development ..........................................           150                   --
   Amortization of intangible assets ..........................................           515                   --
   Changes in current assets and liabilities:
     Accounts receivable ......................................................        (4,381)                (534)
     Other current assets .....................................................        (3,443)                 (63)
     Accounts payable .........................................................         3,109                  210
     Customer advances ........................................................           378                   29
     Income taxes payable .....................................................          (169)                  51
     Other current liabilities ................................................         2,412                  189
     Deferred tax liabilities .................................................            --                   77
                                                                                    ---------             --------
Net cash provided by operating activities .....................................         5,389                  677
                                                                                    ---------             --------

Cash flows from investing activities:
   Purchases of property and equipment ........................................        (5,899)                (310)
                                                                                    ---------             --------
Net cash used in investing activities .........................................        (5,899)                (310)
                                                                                    ---------             --------

Cash flows from financing activities:
 Proceeds from Series B Preferred Stock and Series B warrants .................         2,000                2,972
 Proceeds from Common Stock, net ..............................................        69,446                   --
 Repayment of stockholder loans ...............................................             3                   --
 Principal payments on debt and leases ........................................          (188)                  (5)
                                                                                    ---------             --------
Net cash provided by financing activities .....................................        71,261                2,967
                                                                                    ---------             --------

Net increase in cash and cash equivalents .....................................        70,751                3,334
Cash and cash equivalents at beginning of period ..............................         3,723                  103
                                                                                    ---------             --------

Cash and cash equivalents at end of period ....................................      $ 74,474              $ 3,437
                                                                                    =========             ========

Non-cash investing and financing activities:
   Property and equipment leases ..............................................      $     --              $    23
   Common Stock issued for notes receivable ...................................      $  1,468              $    --
   Common Stock issued for acquisition ........................................      $  2,000              $    --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     THE COMPANY

     eBay Inc. (the "Company") was incorporated in California in May 1996 and reincorporated in Delaware in March 1998. eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an auction format to trade personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online 24 hours a day, seven days a week. The Company operates in one business segment.

     BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements as of September 30, 1998 and December 31, 1997, and the three and nine months ended September 30, 1998 and 1997, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Prospectus, as amended, filed with the Securities and Exchange Commission on September 24, 1998. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the expected results for the year ending December 31, 1998. Certain prior period balances have been reclassified to conform to the current period presentation.

     PRINCIPLES OF CONSOLIDATION

     The condensed financial statements as of September 30, 1998 and for the three and nine months then ended are consolidated and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     ADVERTISING

     The Company recognizes advertising expenses in accordance with Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on specifics of the individual agreements, but generally using the greater of (i) the ratio of the number of impressions delivered over the total number of contracted impressions and (ii) the straight-line basis over the term of the contract.

     STOCK SPLIT

     In August 1998, the Company's Board of Directors effected a three-for-one stock split of the outstanding shares of Common Stock. All share and per share information included in these condensed consolidated financial statements have been retroactively adjusted to reflect this stock split.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18.

     NET INCOME PER SHARE

     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net
                                   eBAY INC.

income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted Common Stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A and Series B Convertible Preferred Stock, are included in diluted net income per share to the extent such shares are dilutive.

  The following table sets forth the computation of basic and diluted net income per share for the periods indicated, (in thousands, except per share amounts; unaudited):


                                                  THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------     -------------------------------------
                                                     1998                 1997                 1998                 1997
                                              ----------------     ----------------     ----------------     ----------------

Numerator:
 Net income...................................   $         663        $         199        $         878        $         685
 Accretion of Series B Mandatorily Redeemable
  Convertible Preferred Stock to
  redemption value............................              --                  (23)                 (46)                 (23)

                                                --------------       --------------       --------------       --------------
 Net income available to common stockholders..   $         663        $         176        $         832        $         662
                                                ==============       ==============       ==============       ==============
Denominator:
 Weighted average shares......................          27,841               20,400               26,307               20,400
 Weighted average unvested common shares
  subject to repurchase agreements............         (12,418)             (12,325)             (14,011)             (13,600)
                                                --------------       --------------       --------------       --------------
 Denominator for basic calculation............          15,423                8,075               12,296                6,800
 Weighted average effect of dilutive
  securities:
  Series A Preferred Stock....................           4,701                5,029                4,919                5,029
  Series B Preferred Stock....................           3,969                3,000                3,562                1,682
  Series B Preferred Stock warrants...........              --                   --                  452                   --
  Weighted average unvested common shares
   subject to repurchase agreements...........          12,418               12,325               14,011               13,600

  Employee stock options......................             657                1,355                  597                  873
                                                --------------       --------------       --------------       --------------
 Denominator for diluted calculation..........          37,168               29,784               35,837               27,984
                                                ==============       ==============       ==============       ==============
Net income per share:
 Basic........................................   $        0.04        $        0.02        $        0.07        $        0.10
                                                ==============       ==============       ==============       ==============
 Diluted......................................   $        0.02        $        0.01        $        0.02        $        0.02
                                                ==============       ==============       ==============       ==============

     COMPREHENSIVE INCOME

     Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 will be effective for the year ending December 31, 1998. The Company has determined that it does not have any separately reportable business segments as of September 30, 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge
                                   eBAY INC.

transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its condensed consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its condensed consolidated financial statements.

NOTE 2--COMMON STOCK:

     INITIAL PUBLIC OFFERING, CONVERSION OF PREFERRED STOCK

     In September 1998, the Company completed its initial public offering and issued 4,014,275 shares of its Common Stock at a price of $18.00 per share. The Company received approximately $66.0 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Series A Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock was automatically converted into three shares of Common Stock.

     UNEARNED STOCK-BASED COMPENSATION

     In connection with certain stock option grants during the nine months ended September 30, 1998 and the year ended December 31, 1997, the Company recognized unearned compensation totaling $5.4 million and $1.4 million, respectively, which is being amortized over the four year vesting periods of the related options. Amortization expense recognized during the nine months ended September 30, 1998 and the year ended December 31, 1997 totaled approximately $1.9 million and $25,000, respectively.

     STOCK OPTION GRANTS

     During the period from July 1, 1998 through September 30, 1998, the Company granted options to purchase 2,053,752 shares of Common Stock to new employees at exercise prices between $14 and $15 per share. No shares were granted between the date of the initial public offering, September 24, 1998, and the close of the period, September 30, 1998.

NOTE 3--ACQUISITION:

     Effective June 30, 1998, the Company acquired all the outstanding shares of Jump Incorporated ("Jump"), a forum where Internet users can buy and sell items in an online auction format. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined using a combination of methods, including replacement cost estimates for acquired research and development and completed technology, a risk-adjusted income approach for the acquired customer list and the amounts paid for covenants not to compete.

     The total purchase price of approximately $2.3 million consisted of 142,848 shares of the Company's Common Stock with an estimated fair value of approximately $2.0 million and other acquisition related expenses of approximately $335,000, consisting primarily of payments for non-compete agreements totaling approximately $208,000 and legal and other professional fees. Of the total purchase price, approximately $150,000 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not
                                   eBAY INC.

reached the stage of technological feasibility at the acquisition date and had no alternative future use. The remainder of the purchase price was allocated to net tangible liabilities assumed ($31,000) and intangible assets, including completed technology ($500,000), customer list ($1.5 million), covenants not to compete ($208,000) and goodwill ($24,000). The intangible assets are being amortized over their estimated useful lives of 8 to 24 months.

     The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the nine months ended September 30, 1998 and 1997, as if the acquisition had occurred on January 1, 1998 and 1997, respectively, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1998 or 1997, and may not be indicative of future operating results, (in thousands, except per share amounts; unaudited).


                                                                                   NINE MONTHS          NINE MONTHS
                                                                                       ENDED                ENDED
                                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                                        1998                 1997
                                                                                 ----------------     ----------------
Net revenues ..................................................................     $  27,869             $   3,128
Income (loss) from operations .................................................         2,588                  (651)
Net loss ......................................................................          (626)               (1,061)
Net loss per share:
   Basic and diluted ..........................................................     $   (0.05)            $   (0.16)
   Weighted average shares ....................................................        12,439                 6,943

NOTE 4--DEBT:

     LINE OF CREDIT

     At September 30, 1998 and December 31, 1997, the Company had $363,000 and $545,000, respectively, outstanding under a line of credit with a financial institution. The line of credit provides for a revolving line, including an equipment sub-limit facility, of up to $750,000 and is secured by certain assets of the Company. Advances under the equipment sub-limit facility were limited to specific property and equipment acquisitions through January 5, 1998. The line of credit accrues interest at a variable rate determined by the bank (9.75% at September 30, 1998 and December 31, 1997) and is repayable in 24 monthly installments of principal and accrued interest through January 5, 2000. Under the line of credit, the Company is required to comply with certain financial covenants. The Company was in compliance with all such covenants at September 30, 1998 and December 31, 1997. During October 1998, the Company repaid the line of credit in full.

     LETTER OF CREDIT

     At September 30, 1998 and December 31, 1997, the Company maintained a $202,000 letter of credit to secure the lease deposit on its office facility. The letter of credit expires December 1, 1999, and is secured by the line of credit.

NOTE 5--MARKETING AGREEMENT:

     In August 1998, the Company entered into a three-year marketing agreement with America Online, Inc. ("AOL"). Under the terms of the agreement the Company will be provided with a specific number of advertising impressions featuring it as the preferred provider of person-to-person auction services on AOL's service. In consideration for the impressions, the Company has committed to pay $12.0 million over the three-year term of the agreement. Of the $12.0 million total commitment, $1.5 million was paid during the three months ended September 30, 1998. The Company is recognizing these fees as sales and marketing expense over the term of the contract based on the greater of (i) the ratio of the number of impressions delivered over the total number of contracted impressions and (ii) the straight-line basis over the term of the contract. The Company recognized $667,000 of related expenses during the three and nine months ended September 30, 1998.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Prospectus dated September 24, 1998.

OVERVIEW

     eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining auction format to buy and sell personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available 24 hours a day, seven days a week.

     eBay was formed as a sole proprietorship in September 1995 and operated its online auction service under the name of "Auction Web." The Company was incorporated in May 1996, but had no employees other than the founder until July 1996 and, at December 31, 1996, had only six employees. In September 1997, the Company renamed its auction service "eBay" and launched a second generation of this service with a substantially redesigned user interface and a new robust, scalable "backend" transaction processing architecture. The Company's total headcount grew to 41 by December 31, 1997 and to 131 by September 30, 1998. From December 31, 1997 to September 30, 1998, the number of registered eBay users grew from approximately 340,000 to approximately 1,265,000.

     Substantially all of the Company's revenues come from placement and success fees paid by sellers; eBay charges no fees to buyers and, to date, has chosen to sell almost no advertising on its Web site. Sellers pay a nominal placement fee between $0.25 and $2.00 to list items for sale. By paying additional fees, sellers can have items featured in various ways. Sellers for whom a three, five or seven day auction is successfully concluded (i.e., there is at least one bid above the seller's specified minimum or reserve price, whichever is higher) also pay a success fee between 1.25% and 5% based on the final purchase price. Revenues from placement fees are recognized at the time that the item is listed; revenues related to success fees are recognized at the time that the auction is successfully concluded. At no point during the auction process does the Company take possession of either the item being sold or the buyer's payment for the item. Fees to sellers are aggregated and billed on a monthly basis. A substantial majority of customer accounts are settled by directly charging credit card numbers provided by sellers. Provisions for estimated uncollectible accounts and authorized credits are recorded as percentages of revenues and are provided for at the time of revenue recognition. In certain instances, customers will deposit funds with eBay in anticipation of future transactions; these prepayments appear on the Company's balance sheet as customer advances.

     Effective June 30, 1998, the Company acquired all the outstanding shares of Jump Incorporated ("Jump"), the developer and operator of Up4Sale, an advertising-supported online trading service in an auction format. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined using a combination of methods, including replacement cost estimates for acquired research and development and completed technology, a risk-adjusted income approach for the acquired customer list and the amounts paid for covenants not to compete. The total purchase price of approximately $2.3 million consisted of 142,848 shares of the Company's Common Stock with an estimated fair value of approximately $2.0 million and other acquisition related expenses of approximately $335,000, consisting primarily of payments for non-compete agreements totaling approximately $208,000 and legal and other professional fees. Of the total purchase price, approximately $150,000 was allocated to in-process technology and was immediately charged to operations as the technology had not reached technological feasibility as of the acquisition date and had no alternative future use. The remainder of the purchase price was allocated to net tangible liabilities assumed ($31,000) and intangible assets, including completed technology ($500,000), the customer list ($1.5 million), covenants not to compete ($208,000) and goodwill ($24,000). The intangible assets will be amortized over their estimated useful lives which range from 8 to 24 months.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, certain data derived from the Company's unaudited condensed consolidated statement of income as a percentage of net revenues and certain unaudited supplemental operating data. The operating results for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for any future period.


                                                     THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------     ---------------------------------------

                                                        1998                  1997                  1998                  1997
                                                 -----------------     -----------------     -----------------     -----------------

Net revenues..................................         100.0%                100.0%                100.0%                100.0%
Cost of net revenues..........................          16.3                  17.3                  13.8                  13.2
                                                    --------               -------              --------               -------
Gross profit..................................          83.7                  82.7                  86.2                  86.8
                                                    --------               -------              --------               -------
Operating expenses:
 Sales and marketing..........................          42.3                  25.3                  36.2                  18.7
 Product development..........................          11.7                  17.6                  11.0                  15.0
 General and administrative...................          16.4                  17.9                  22.6                  15.8
 Acquired research and development and
  amortization of acquired intangibles........           2.5                    --                   1.7                    --
                                                    --------               -------              --------               -------
   Total operating expenses...................          72.9                  60.8                  71.5                  49.5
                                                    --------               -------              --------               -------
Income from operations........................          10.8                  21.9                  14.7                  37.3
Interest, net, and other income, net..........           0.9                   1.8                   0.7                   1.0
                                                    --------               -------              --------               -------
Income before income taxes....................          11.7                  23.7                  15.4                  38.3
Provision for income taxes....................          (6.6)                (10.1)                (12.2)                (16.3)
                                                    --------               -------              --------               -------
Net income....................................           5.1%                 13.6%                  3.2%                 22.0%
                                                    ========               =======              ========               =======

SUPPLEMENTAL OPERATING DATA (IN THOUSANDS):
Number of registered users at end of period...         1,265                   223                 1,265                   223
Gross merchandise sales (1)...................     $ 195,046             $  24,281             $ 438,792             $  51,248
Number of auctions listed.....................         9,236                 1,178                20,029                 2,415

________________________________
(1) Represents the aggregate sales prices of all goods for which an auction was successfully concluded (i.e., there was at least one bid above the seller's specified minimum price or reserve price, whichever is higher).

     NET REVENUES

     The Company's net revenues increased to $12.9 million and $27.9 million in the three and nine months ended September 30, 1998, respectively, from the $1.5 million and $3.1 million reported in the comparable periods of 1997. The strong growth was primarily the result of increased activity on the eBay Web site, as shown by increases in total items listed and gross merchandise sales. Neither increased fees for specific featured placements nor changes in average transaction size had a material impact on net revenue growth.

     COST OF NET REVENUES

     Cost of net revenues are primarily derived from costs associated with customer support and Web site operations. These include: fees for independent contractors, compensation for Company customer support and site operations personnel and, to a lesser extent, ISP connectivity charges, bank processing charges for customer fees paid by credit cards, depreciation of the equipment required for the Company's Web site operations, and amortization of acquired technology. Cost of net revenues increased in absolute dollars to $2.1 million or 16.3% of net revenues and $3.8 million or 13.8% of net revenues in the three and nine months ended September 30, 1998, respectively, from $253,000 or 17.3% of net revenues and $413,000 or 13.2% of net revenues in the comparable periods of 1997. The increase in absolute dollars resulted from the continued development and expansion of the Company's customer support organization, increases, in absolute dollars, in bank processing charges for customer fees paid by credit cards, depreciation of the equipment required for the Company's Web site operations, ISP connectivity charges and amortization of technology acquired in the Jump acquisition.

     SALES AND MARKETING

     The Company's sales and marketing expenses are comprised primarily of compensation for the Company's sales and marketing personnel, advertising, trade show and other promotional costs, expenses for creative design of the Company's Web site and an allocation of overhead. Sales and marketing expenses increased to $5.5 million or 42.3% of net revenues and $10.1 million or 36.2% of net revenues in the three and nine months ended September 30, 1998, respectively, from $369,000 or 25.3% of net revenues and $581,000 or 18.7% of net revenues in the comparable periods of 1997. The increases resulted primarily from continued growth in the number of personnel, increases in advertising and promotional expenses and expenses related to the Company's agreement with AOL. See Note 5 of Notes to Condensed Consolidated Financial Statements. As of September 30, 1998 the Company had advanced payments to certain third parties to reserve space for advertisements and promotions commencing in the fourth quarter of 1998. Sales and marketing expenses are expected to increase in the fourth quarter, due in part to the commencement of the Company's radio and print advertising campaign following the end of the "quiet period" associated with the Company's initial public offering.

     PRODUCT DEVELOPMENT

     The Company's product development expenses consist primarily of compensation for the Company's product development staff, payments to outside contractors and, to a lesser extent, of depreciation on equipment used for development and an allocation of overhead. The Company's product development expenses increased in absolute dollars to $1.5 million or 11.7% of net revenues and $3.1 million or 11.0% of net revenues in the three and nine months ended September 30, 1998, respectively, as compared to $257,000 or 17.6% of net revenues and $466,000 or 15.0% of net revenues in the comparable periods of 1997. The increases in absolute dollars resulted primarily from the increased size of the product development staff and payments to outside contractors.

     GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, provisions for doubtful accounts, fees for outside professional advisors and an allocation of overhead. The Company's general and administrative expenses increased in absolute dollars to $2.1 million or 16.4% of net revenues and $6.3 million or 22.6% of net revenues in the three and nine months ended September 30, 1998, respectively, from $260,000 or 17.9% of net revenues and $493,000 or 15.8% of net revenues in the comparable periods of 1997. The increases in absolute dollars resulted primarily from additional personnel-related expenses, the provision for doubtful accounts (based upon a percentage of revenues reflecting the Company's historical experience), fees for professional services and allocations of overhead. Additionally, the increase during the nine months ended September 30, 1998 includes June 1998 charges for the Company's contribution of 107,250 shares of the Company's Common Stock with an estimated fair value of $1.2 million to a charitable foundation and compensation expense associated with purchases of restricted shares of Common Stock by its outside directors of $429,000. There were no such expenses in the comparable periods of 1997.

     ACQUIRED RESEARCH AND DEVELOPMENT AND AMORTIZATION OF ACQUIRED INTANGIBLES

     During the nine months ended September 30, 1998, the Company recorded a $150,000 expense for in-process technology acquired in the acquisition of Jump. The cost was charged to operations because the acquired in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use. During the three and nine months ended September 30, 1998 the Company recorded amortization expense of $327,000 and $477,000 (which includes the $150,000 previously discussed), respectively, associated with other intangible assets acquired in the acquisition of Jump. See
Note 3 of the Condensed Consolidated Financial Statements. There were no such expenses in the comparable periods of 1997.

     INTEREST, NET, AND OTHER INCOME, NET

     The Company's interest, net, and other income, net, increased to $111,000 and $187,000 in the three and nine months ended September 30, 1998, respectively, from $26,000 and $30,000 in comparable periods of 1997. Substantially all of the increase was the result of interest earned on cash and cash equivalents, particularly the interest earned on the net proceeds from the Company's sales of Series B Preferred Stock and Series B Warrants in June 1997, the exercise of those warrants in May 1998 and the exercise of employee stock options. The Company expects that interest income will increase during the fourth quarter of 1998 following the successful completion of its initial public offering in September 1998.

     PROVISION FOR INCOME TAXES

     The Company's effective federal and state income tax rate was 79.5% in the first nine months of 1998 as compared to 42.6% in the comparable period of 1997. The increase in the effective tax rate in 1998, when compared to 1997, is largely the result of certain non-deductible costs, including charges for stock-based compensation and expenses related to the acquisition of Jump.

     STOCK-BASED COMPENSATION

     In 1998 and 1997, the Company recorded aggregate unearned compensation totaling $6.8 million in connection with the grant of certain stock options subsequent to April 1997, which amount is being amortized over the four-year vesting period of such options. Of the total unearned compensation, approximately $818,000 and $1.9 million was amortized in the three and nine months ended September 30, 1998, respectively. These amortization amounts were allocated among the operating expense categories based upon the primary activity of the related employee, resulting in charges in the three and nine months ended September 30, 1998 of approxiamtely $34,000 and $61,000 to cost of net revenues, $196,000 and $383,000 to product development expenses, $97,000 and $259,000 to sales and marketing expenses, and $491,000 and $1.2 million to general and administrative expenses, respectively. Such expenses in the comparable periods of 1997 were insignificant.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from net cash generated from operating activities and, to a lesser extent, from the sale of Series B Preferred Stock and Series B Warrants, proceeds from the exercise of those warrants and proceeds from the exercise of stock options. In September 1998, the Company completed its initial public offering and issued 4,014,275 shares of its Common Stock at a price of $18.00 per share. The Company received approximately $66.0 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Series A Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock was automatically converted into three shares of Common Stock.

     Net cash provided by operating activities was $5.4 million for the nine months ended September 30, 1998, compared to $677,000 during the same period of 1997. Net cash provided by operating activities resulted primarily from the Company's net income before non-cash charges for amortization of unearned compensation, a charitable contribution of the Company's Common Stock, depreciation and amortization, and increases in various liability categories, offset in part by increases in other current assets and accounts receivable, net of provisions for doubtful accounts.

     Net cash used in investing activities was $5.9 million for the nine months ended September 30, 1998, compared to $310,000 during the same period of 1997. Net cash used in investing activities was entirely the result of purchases of property and equipment, primarily computer equipment, software and furniture and fixtures.

     Net cash provided by financing activities was $71.3 million for the nine months ended September 30, 1998, compared to $3.0 million during the same period of 1997. Net cash provided by financing activities resulted primarily from proceeds from the Company's initial public offering of 4,014,275 shares of its Common Stock for which the Company received approximately $66.0 million in cash, net of underwriting discounts, commissions and other offering costs and, to a lesser extent, proceeds from the exercise of Series B Warrants of $2.0 million and proceeds from the sale of restricted Common Stock in the aggregate amount of $3.2 million.

     At September 30, 1998, the principal source of liquidity for the Company was $74.5 million of cash and cash equivalents. As of that date, the Company also had a line of credit in the amount of $750,000. Borrowings under the line of credit accrue interest at a variable rate determined by the bank, are repayable in 24 monthly installments of principal and accrued interest through January 5, 2000 and are secured by certain assets of the Company. Under the line of credit, the Company is required to maintain certain financial covenants. The Company was in compliance with all of these covenants at September 30, 1998. The Company repaid all amounts outstanding under the line in October 1998.

     During the three and nine months ended September 30, 1998, the Company incurred significant non-cash expenses related to the amortization of stock compensation, a charitable contribution of the Company's Common Stock, and the acquisition of Jump, as noted previously. Such items do not have an impact on the Company's liquidity, but may be interpreted as such to readers of the financial statements. The table below sets forth supplemental information concerning the impact of certain non-cash items on income from operations. The Statement of Income data has been derived from the Company's unaudited condensed consolidated financial statements, which, in Management's opinion, have been prepared on substantially the same basis as the audited annual consolidated financial statements necessary for a fair presentation of the periods presented. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                                                 THREE MONTHS ENDED
                                                               -------------------------------------------------------
                                                                SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,
                                                                  1998        1998       1998       1997       1997
                                                                  ----        ----       ----       ----       ----
                                                                             (IN THOUSANDS; UNAUDITED)
HISTORICAL

Net revenues...................................................   $ 12,935   $ 8,941   $ 5,981   $ 2,627    $ 1,459
                                                                 ---------  --------  --------  --------   --------

Gross profit...................................................     10,832     7,835     5,351     2,294      1,206

Operating expenses.............................................      9,432     6,843     3,652     1,971        886
                                                                 ---------  --------  --------  --------   --------

Income from operations.........................................    $ 1,400    $  992    $1,699    $  323     $  320
                                                                 =========  ========  ========  ========   ========

SUPPLEMENTAL INFORMATION (1)

Historical income from operations..............................    $ 1,400    $  992    $1,699    $  323     $  320
Add back certain non-cash charges:
   Amortization of stock compensation..........................        818     1,078       421        25         --
   Amortization of acquisition related charges (2).............        515       150        --        --         --
   Charitable contribution of Common Stock.....................         --     1,215        --        --         --
                                                                 ---------  --------  --------  --------   --------
      Total add back...........................................      1,333     2,443       421        25         --
                                                                 ---------  --------  --------  --------   --------

Supplemental income from operations excluding
   certain non-cash charges....................................    $ 2,733    $3,435    $2,120    $  348     $  320
                                                                 =========  ========  ========  ========   ========

(1) The accompanying supplemental financial information is presented for informational purposes only and should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles.
(2) Expenses associated with the amortization of acquisition related charges are included within cost of net revenues as well as operating expenses under the heading "acquired research and development and amortization of acquired intangibles."

     At September 30, 1998, the Company had committed itself to certain capital equipment additions aggregating approximately $1.0 million, and, as a result of its August 1998 marketing agreement with AOL, the Company had obligated itself to make aggregate payments of $12.0 million over the three-year term of the agreement.

See Note 5 of Notes to Condensed Consolidated Financial Statements.

     The Company believes that its existing cash and cash equivalents, which include the net proceeds from its recently completed initial public offering, and any cash generated from operations will be sufficient to fund its operating activities, capital expenditures and other obligations for at least the next 15 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 will be effective for the year ending December 31, 1998. The Company has determined that it does not have any separately reportable business segments as of September 30, 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its condensed consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its condensed consolidated financial statements.

YEAR 2000 ISSUES

     Many current installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. The Company is currently completing modifications to its internal systems to ensure Year 2000 compliance. Costs associated with such modifications have not been material and have involved a reallocation of internal resources rather than incremental expenditures. However, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company believes that the third-party systems that are material to its business are Year 2000 compliant based on information provided by these suppliers. Failure of such third-party equipment or software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company continues to monitor and evaluate its ability to confront Year 2000 issues and allocate resources accordingly. In addition, the Company's business is dependent on the continued successful operation of the Internet and any interruption or significant degradation of Internet operations, whether due to Year 2000 problems or otherwise, could have a material adverse effect on the Company's business, results of operations and financial position.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     LIMITED OPERATING HISTORY

     The Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. To address these risks and uncertainties, the Company must, among other things, maintain and increase the number of its registered users, items listed on its service and completed auctions, maintain and enhance its brand, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, continue to enhance the eBay service to meet the needs of a changing market, provide superior customer support, respond to competitive developments and attract, integrate, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

     POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS

     The Company's operating results have varied on a quarterly basis during its short operating history and may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include: (i) the Company's ability to retain an active user base, attract new users who list items for sale and who complete transactions through its service, and maintain customer satisfaction; (ii) the Company's ability to manage the number of items listed on its service; (iii) the announcement or introduction of new sites, services and products by the Company or its competitors; (iv) the success of the Company's brand building and marketing campaigns; (v) competition; (vi) the level of use of the Internet and online services; (vii) consumer confidence in and acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on eBay; (viii) consumer confidence in the security of transactions over the Internet; (ix) the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth; (x) the Company's ability to attract new personnel in a timely and effective manner;
(xi) technical difficulties or service interruptions; (xii) governmental regulation by Federal or local governments; and (xiii) general economic conditions as well as economic conditions specific to the Internet and online commerce industries.

     As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, it is difficult for the Company to forecast its revenues or earnings accurately. In addition, the Company has no backlog and most of the Company's net revenues for a particular quarter are derived from auctions that are listed and completed during that quarter. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to the Company's planned expenditures would have an immediate adverse effect on the Company's business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, results of operations and financial condition.

     Due to the foregoing factors, the Company's quarterly revenues and operating results are difficult to forecast. The Company believes that period-to-period comparisons of its operating results may not be meaningful and should not be relied upon as an indication of future performance. In addition, it is likely that in one or more future quarters the Company's operating results will fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would almost certainly be materially adversely affected.

     SEASONAL FLUCTUATIONS IN RESULTS OF OPERATIONS

     The Company believes that its results of operations are somewhat seasonal in nature, with fewer auctions listed around the Thanksgiving and Christmas holidays in the fourth quarter. The Company's limited operating history, however, makes it difficult to fully assess the impact of these seasonal factors or whether or not its business is susceptible to cyclical fluctuations in the U.S. economy.

     MANAGEMENT OF POTENTIAL GROWTH

     The Company is currently experiencing a period of significant expansion and anticipates that further expansion will be required to address potential growth in its customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. Certain members of the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President of Marketing have joined the Company in 1998. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that Company management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. The failure of the Company to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON CONTINUED GROWTH OF DEVELOPING THE ONLINE PERSON-TO-PERSON COMMERCE MARKET

     The market for the sale of goods over the Internet, particularly through person-to-person trading, is a new and emerging market. The Company's future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by consumers. In addition, the disruption or degradation to the Internet for any reason, including inadequate growth in computer or telecommunications infrastructure, Year 2000 or other software problems, or other technological or regulatory problems would adversely affect usage of the Internet and other online services generally and the eBay service in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services are disrupted or degraded for any reason, the Company's business, results of operations and financial condition would be materially adversely affected.

     RISK OF SYSTEM FAILURES

     The Company's success, and in particular its ability to facilitate trades successfully and provide high quality customer support, depends on the efficient and uninterrupted operation of its computer and communications hardware systems. The Company seeks to generate a high volume of traffic and transactions on the eBay service. Accordingly, the satisfactory performance, reliability and availability of the Company's Web site, processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain large numbers of users who bid for or sell items on its service while maintaining adequate customer support levels. Any failures in the day-to-day operations of the Company's site and any failure to expand or upgrade its systems sufficiently to accommodate growth could have a material adverse effect on the Company's business, results of operations and financial condition. Substantially all of the Company's computer hardware for operating the eBay service is currently located at the facilities of Exodus Communications, Inc. ("Exodus") in Santa Clara, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, such as viruses, and similar events. The Company does not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the eBay service, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     INTENSE COMPETITION

     The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. The Company currently or potentially competes with a number of other companies. The Company's direct competitors include various online person-to-person auction services, including Yahoo! Inc. ("Yahoo"), using technology provided by Onsale Exchange, a division of Onsale, Inc. ("Onsale"); Auction Universe, a Times-Mirror Company; Excite, Inc. ("Excite"); and a number of other services, including those that serve specialty markets. The Company also competes indirectly with business-to-consumer online auction services such as Onsale, First Auction, and Surplus Auction. The Company potentially faces competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Certain of these potential competitors, including Amazon.com, Inc., America Online, Inc. ("AOL") and Microsoft Corporation ("Microsoft") currently offer a variety of business-to-consumer trading services and classified ad services. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC and large newspaper or media companies may also seek to compete in the online auction market. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, results of operations and financial condition.

     Certain of the Company's current and many of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. In addition, certain online services and search engine companies may channel users to trading services that compete with the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

     RAPID TECHNOLOGICAL CHANGE

     The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition.

     RISKS RELATED TO FRAUD, ILLEGAL ITEMS, AND INFORMATION DISSEMINATED THROUGH THE COMPANY'S SERVICE

     The Company's success depends largely upon sellers reliably delivering and accurately representing the listed goods and buyers paying the agreed purchase price. The Company takes no responsibility for delivery of payment or goods to any user of the eBay service. The Company has received in the past, and anticipates that it will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. The Company, beyond suspending the accounts of users who fail to fulfill their delivery obligations and crediting sellers with the amount of their fees in certain circumstances, does not have the ability to otherwise require users to make payments or deliver goods and the Company does not compensate users who believe they have been defrauded by other users. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of eBay could damage the Company's reputation and diminish the value of its brand name, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company does not pre-screen the goods that are listed by users on eBay or the contents of their listings, which may include text and images. The Company has received in the past, and anticipates that it will receive in the future, communications alleging that certain items sold through the eBay service infringe third-party copyrights, trademarks or other intellectual property rights or are illegal. While the Company's user policy prohibits the sale of goods which may infringe third-party intellectual property rights or are illegal, and the Company is empowered to suspend the account of any user who infringes third-party intellectual property rights or lists illegal items, the law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. It is possible that claims could be made against the Company under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through its services. There can be no assurance that an allegation of infringement or the presence of an illegal item will not result in litigation against the Company. Any such litigation could be costly for the Company and could result in increased costs of doing business, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON KEY PERSONNEL

     The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel. The Company does not have long-term employment agreements with any of its key personnel and maintains no "key person" life insurance policies. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

     ONLINE COMMERCE SECURITY RISKS

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Currently, a significant number of eBay users authorize the Company to bill their credit card accounts directly for all transaction fees charged by the Company. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, results of operations and financial condition.

     RISKS ASSOCIATED WITH ACQUISITIONS

     If appropriate opportunities present themselves, the Company intends to acquire businesses, technologies, services or products that the Company believes are strategic. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits will be realized.

     GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

     The Company is generally not subject to direct federal, state or local regulation regarding access to or commerce on the Internet, other than regulations applicable to Internet businesses generally. Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. In addition, numerous states, including the State of California in which the Company's headquarters are located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company facilitates sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign country. Failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in the inability of the Company to enforce contracts in such jurisdictions.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     A component of the Company's strategy is to expand internationally. Expansion into the international markets will require management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations. To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

     PROTECTION AND ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS

     The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally. The Company has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or to deter independent third-party development of similar technologies. The Company also relies on certain technologies that it licenses from third parties, such as Oracle Corporation ("Oracle"), Microsoft and Sun Microsystems Inc. ("Sun"), the suppliers of key database technology, the operating system and specific hardware components for the eBay service. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of such technology could require the Company to obtain substitute technology which could materially adversely affect the Company's business, results of operations and financial condition.

     There can be no assurance that third parties will not claim infringement by the Company with respect to past, current or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition.

     POSSIBLE VOLATILITY OF STOCK PRICE

     The trading price of the Common Stock has been and is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, or new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet or online service companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of Common Stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company's control. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

--------------------------------------------------------------------------------
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Not applicable.


--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.   LEGAL PROCEEDINGS

     From time to time the Company is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on the Company's business, results of operations or financial condition.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-59097) relating to the Company's initial public offering of its Common Stock, was September 23, 1998.
A total of 4,014,275 shares of Company's Common Stock were sold to an underwriting syndicate. The managing underwriters were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette, BancBoston Robertson Stephens and BT Alex. Brown. The offering commenced and was completed on September 24, 1998, at a price of $18.00 per share. An additional 10,725 shares of Common stock were sold on behalf of a selling stockholder as part of the same offering. The initial public offering resulted in gross proceeds of $72.5 million, $5.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.2 million, paid to affiliated parties. Gross proceeds to the Company and selling stockholder were $66.0 million and $180,000, respectively. From the time of receipt through September 30, 1998, the proceeds were all applied toward working capital.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.   OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company not earlier than the close of business on the 90th day preceding the annual meeting date and not later than the close of business on the 60th day preceding the annual meeting date or the 10th day after the Company's public announcement of the annual meeting date (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)   The following exhibits are filed as part of this report:

              3.07 Amended and Restated Certificate of Incorporation as currently in effect.

              3.08  Bylaws as currently in effect.

             27.01  Financial Data Schedule (EDGAR version only)

        (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                eBAY INC.


Date:  November 13, 1998                        By:   /s/ Margaret C. Whitman
                                                   -----------------------------
                                                       Margaret C. Whitman
                                                       President and Chief
                                                       Executive Officer



                                                By:    /s/ Gary F. Bengier
                                                   -----------------------------
                                                       Gary F. Bengier
                                                       Chief Financial Officer
                                                       and Vice President of
                                                       Operations