Form 10-K405
period 1998-12-31
EBAY INC
filed 1999-03-29
CIK 1065088

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended Annual December 31, 1998.
                                      OR
[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from          to         .

                       Commission File Number 000-24821

                               ----------------

                                   eBay Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                 77-0430924
                                             (I.R.S. Employer Identification
   (State or Other Jurisdiction of                       Number)
   Incorporation or Organization)

              2005 Hamilton Avenue, Suite 350, San Jose, CA 95125
         (Address of Principal Executive Offices, Including Zip Code)

                                (408) 558-7400
             (Registrant's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1999 there were 120,817,222 shares of the Registrant's Common Stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the Common Stock as quoted by the Nasdaq Stock Market as of March 1, 1999 was approximately $2,974,224,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   eBAY INC.

                                   FORM 10-K
                      For the Year Ended December 31, 1998

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
 PART I

 ITEM 1:  Business....................................................      3
 ITEM 2:  Properties..................................................     17
 ITEM 3:  Legal Proceedings...........................................     17
 ITEM 4:  Submission of Matters to a Vote of Security Holders.........     17

 PART II

 ITEM 5:  Market for Registrant's Common Equity and Related
           Stockholder Matters........................................     18
 ITEM 6:  Selected Consolidated Financial Data........................     19
 ITEM 7:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     20
 ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk..     42
 ITEM 8:  Financial Statements and Supplemental Data..................     42
 ITEM 9:  Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...................................     42

 PART III

 ITEM 10: Directors and Executive Officers of the Registrant..........     43
 ITEM 11: Executive Compensation......................................     47
 ITEM 12: Security Ownership of Certain Beneficial Owners and
           Management.................................................     52
 ITEM 13: Certain Relationships and Related Party Transactions........     54

 PART IV

 ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form
           8-K........................................................     57

 Signatures............................................................    79

-------------------------------------------------------------------------------
PART I

Item 1: Business
-------------------------------------------------------------------------------

   This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the "Risk Factors" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The Company

   eBay Inc. ("eBay" or the "Company") is the world's largest and most popular person-to-person trading community on the Internet, based on the number of items listed, number of users and minutes of usage per month. eBay, which was formed as a sole proprietorship in September 1995, incorporated in California in May 1996, and reincorporated in Delaware in April 1998, pioneered online person-to-person trading. The Company has developed a Web-based community in which buyers and sellers are brought together in an efficient and entertaining auction format to buy and sell items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items. The Company's 24-hour-a-day, seven-day-a-week service is fully automated, topically arranged, intuitive and easy to use. From December 31, 1997 to December 31 1998, the number of registered eBay users grew from approximately 340,000 to over 2.1 million. eBay hosted over
13.6 million auctions during the fourth quarter of 1998, up from 2.0 million auctions in the fourth quarter of 1997. As of December 31, 1998, the Company had over 1.0 million auctions listed in over 1,000 categories. The Company believes that this critical mass of buyers, sellers and items listed for sale creates a cycle that helps eBay to continue to grow its user base. Sellers are attracted to eBay as a result of the large number of potential buyers, and buyers in turn are attracted to eBay by the broad selection of goods listed on eBay. Browsers and buyers can search auction listings for specific items or search by category, key word, seller name, recently commenced auctions or auctions about to end. eBay's auction format creates a sense of urgency among buyers to bid for goods and creates an entertaining and compelling trading environment. eBay also provides buyers and sellers a place to socialize and to discuss topics of common interest. This compelling trading environment fosters a large and growing commerce-oriented online community.

Industry Background

 Growth of the Internet and Online Commerce

   The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation ("IDC") estimates that the number of Web users will grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003.

   The growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the Internet. IDC estimates that commerce over the Internet will increase from approximately $40 billion worldwide in 1998 to approximately $900 billion worldwide in 2003. While companies initially focused on facilitating and conducting transactions between businesses over the Internet, the business-to-consumer market has also become a significant market and is rapidly growing. These companies typically use the Internet to offer standard products and services that can be easily described with graphics and text and do not necessarily require physical presence for purchase, such as books, CDs, videocassettes, automobiles, home loans, airline tickets and online banking and stock trading. The Internet gives these companies the opportunity to develop one-to-one relationships with customers worldwide from a central location without having to make the significant investments required to build a number of local retail presences or develop the printing and mailing infrastructure associated with traditional direct marketing activities. While companies have generally focused on applying these benefits in business-to-business and business-to-consumer transactions, a significant market opportunity exists to apply these same advantages to facilitate person-to-person trading over the Internet.

 The Person-to-Person Trading Market Opportunity

   The exchange of goods among individuals and small dealers--person-to-person trading--traditionally has been conducted through trading forums such as classified advertisements, collectibles shows, garage sales and flea markets or through intermediaries, such as auction houses. These markets are highly inefficient for the following reasons:

  . their fragmented, regional nature makes it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions;

  .  they offer a limited variety and breadth of goods;

  .  they often have high transaction costs from intermediaries; and

  . they are information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices for sales or purchases.

Despite these inefficiencies, the Company believes that the market for traditional person-to-person trading in the U.S., based upon estimates of the amounts spent through auctions, classified ads and on collectibles, exceeded $100 billion in goods sold in 1998.

   The Internet offers for the first time the opportunity to create a compelling global marketplace that overcomes the inefficiencies associated with traditional person-to-person trading while offering the benefits of Internet-based commerce to the person-to-person trading market. An Internet-based centralized trading place offers the following benefits:

  . facilitates buyers and sellers meeting, listing items for sale, exchanging information, interacting with each other and, ultimately, consummating transactions;

  . allows buyers and sellers to trade directly, bypassing traditional intermediaries and lowering costs for both parties;

  . is global in reach, offering buyers a significantly broader selection of goods to purchase and providing sellers the opportunity to sell their goods efficiently to a broader base of buyers;

  . offers significant convenience, allowing trading at all hours and providing continually updated information; and

  . fosters a sense of community through direct buyer and seller communication, thereby enabling interaction between individuals with mutual interests.

In addition, this community orientation, facilitation of direct buyer and seller communication and efficient access to information on a particular buyer or seller's trading history can help alleviate the risks of anonymous trading. As a result, there exists a significant market opportunity for an Internet-based centralized trading place that applies the unique attributes of the Internet to facilitate person-to-person trading.

The eBay Solution

   eBay pioneered person-to-person trading of a wide range of goods over the Internet using an efficient and entertaining auction format and has grown into the largest and most popular person-to-person trading community on the Internet. The core eBay service permits sellers to list items for sale, buyers to bid for and purchase items of interest and all eBay users to browse through listed items from any place in the world at any time. eBay offers buyers a large selection of new and used items that can be difficult and costly to find through traditional means. eBay also enables sellers to reach a larger number of buyers more cost-effectively than traditional person-to-person trading forums.

   The eBay service originally was introduced in September 1995 to create an efficient marketplace for individuals to trade with one another. Begun as a grassroots online trading community, eBay primarily attracted buyers and sellers through word of mouth and by providing buyers and sellers with a place to socialize, to discuss topics of common interest and ultimately to trade goods with one another. The number of categories under which eBay users list goods for auction has grown from 10, when eBay was first introduced, to more than 1,000 as of December 31, 1998. Categories on eBay currently include antiques, coins, collectibles, computers, memorabilia, stamps and toys.

   The principal reasons for eBay's success are the following:

   Largest Online Trading Market. Unlike traditional person-to-person trading forums, eBay has aggregated a critical mass of buyers, sellers and items listed for sale. As a result, eBay has become the largest online person-to-person trading market. As of December 31, 1998, eBay had over 2.1 million registered users and offered more than 1,000 product categories with over 1.0 million items for auction, many of which were unique or otherwise hard to find. The Company believes that this critical mass of buyers, sellers and items listed for sale creates a cycle that helps eBay continue to grow its user base. Sellers are attracted to eBay as a result of the large number of potential buyers and buyers in turn are attracted to eBay by the broad selection of goods listed on eBay.

   Compelling Trading Environment. eBay has created a distinctive trading environment by utilizing an entertaining auction format, establishing procedural rules and promoting community values that are designed to facilitate trade and communications between buyers and sellers, without the need for eBay to intervene and play a significant role in the trading process. The auction format creates a sense of urgency among buyers to bid for goods because of the uncertain future availability of a unique item on the website. Similarly, by accepting multiple bids at increasing prices, its auction format provides sellers a more efficient means of obtaining a maximum price for their products. To date, well over 50% of auctions listed on eBay have been successfully completed.

   Trust and Safety Programs. The Company has developed a number of programs designed to make users more comfortable with dealing with an unknown trading partner over the Web. The Company's Feedback Forum encourages every eBay user to provide comments and feedback on other eBay users with whom they interact and offers user profiles that provide feedback ratings and incorporate these comments. In addition, eBay's recently expanded SafeHarbor program provides guidelines for trading, helps provide information to resolve user disputes, responds to reports of misuse of the eBay service and, if necessary, warns or suspends users who violate the terms of the Company's user agreement. The Company's recent trust and safety initiatives, including user verifications, insurance, integrated escrow and authentications and appraisals, are intended to bolster eBay's reputation as a safe place to trade.

   Cost-Effective, Convenient Trading. eBay allows its buyers and sellers to bypass traditionally expensive, regionally fragmented intermediaries and transact business on a 24-hour-a-day, seven-day-a-week basis. Because eBay carries no inventory, sellers bypass costly traditional intermediaries, thus allowing for lower selling costs and increasing the sellers' likelihood of finding buyers willing to pay his or her target price. To list an item on eBay, sellers pay only a nominal placement fee ranging from $0.25 to $2.00 and then pay an additional success fee that steps down from 5% to 1.25% of the transaction value only if an auction is concluded with a successful bid. As a result, sellers for the first time can sell relatively inexpensive items which had previously been prohibitively expensive to list through most traditional trading forums. By allowing sellers to conveniently reach a broad range of buyers, eBay also addresses the time-consuming, logistical inconvenience of individual selling. Buyers have access to a broad selection of items and avoid the need to pay expensive markups or commissions to intermediaries. Buyers are not charged for trading through eBay. The critical mass of items listed on eBay provides a mutual benefit for buyers and sellers to more effectively determine an appropriate price for an item.

   Strong Community Affinity. The Company believes that fostering direct interaction between buyers and sellers with similar interests has enabled it to create a loyal, active community of users. eBay has introduced a variety of features and services designed to strengthen this sense of community among eBay users. The Company facilitates communications between buyers and sellers by offering chat rooms, bulletin boards and customer support assistance from eBay personnel and other eBay users and by providing "About Me" user pages and community features that are designed to encourage consumer loyalty and repeat usage.

   Intuitive User Experience. The eBay service is a fully automated, topically arranged, intuitive and easy-to-use online service that is available on a 24-hour-a-day, seven-day-a-week basis. Within minutes of completing a simple online form, a seller can list items for sale on the service, and buyers can submit bids for items quickly and easily. Buyers can easily search the hundreds of thousands of items listed by category or specific item. During the course of the auction, bidders are notified by email of the status of their bids on a daily basis and are notified immediately if they are outbid. Sellers and successful bidders are automatically notified when an auction is completed. To assist users further, the Company offers customer support via email, staffed on a 24-hour-a-day, seven-day-a-week basis.

eBay Strategy

   The Company's objective is to build upon its position as the world's leading online person-to-person trading community. The key elements of eBay's strategy are:

   Expand the eBay Community and Strengthen the eBay Brand. The Company believes that building greater awareness of the eBay brand within and beyond the eBay community is critical to expanding its user base and to maintaining the vitality of the eBay community. Although the Company's historical growth has been largely attributable to word of mouth, the Company has introduced aggressive marketing efforts to build its user base and its brand name. In October 1998, the Company launched a substantial ongoing national advertising campaign, both in traditional media and online, that is designed to attract new eBay users. The campaign has included advertising in targeted publications, strategic advertising and sponsorship placements on high traffic websites, a major radio advertising campaign and active participation in other forums such as selected trade shows. The Company has benefited from frequent and high visibility media exposure both nationally and locally. In August 1998, the Company entered into a three-year marketing relationship with AOL whereby eBay will be prominently featured in areas of AOL's proprietary service and on AOL.com. In March 1999, the Company expanded the scope of its strategic relationship with AOL. Under this new four-year agreement, eBay will be given a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services, AOL.com, Digital Cities, ICQ, CompuServe and Netscape. The Company is focusing on reinforcing its brand within the existing eBay community through marketing programs on the eBay website and sales of eBay-branded merchandise. See "Marketing."

   Broaden the eBay Trading Platform. The Company intends to pursue a multi-pronged strategy for growing the eBay platform within existing product categories, across new product categories and regionally. The Company will target key product categories in its user programs and marketing activities. The Company has expanded and developed existing product categories by introducing category-specific bulletin boards and chat rooms, integrating category-specific content, advertising its service in targeted publications and participating in targeted trade shows. In addition, the Company intends to broaden the range of products offered on its trading platform by seeking to attract new users from the general audience of Internet users and adding product categories, content and other services or features to meet this new user demand.

   Foster eBay Community Affinity. The Company believes that it has developed the largest and one of the most loyal person-to-person trading communities on the Web and that enhancing the eBay community experience will help the Company foster further growth and a greater sense of loyalty among eBay users. The Company seeks to maintain a critical mass of frequent buyers and sellers with a vested interest in the eBay community so that sellers will continue to be attracted to the service by the large number of potential buyers and buyers will be attracted to eBay by the large number of items listed by these sellers. The Company's recent trust and safety initiatives, including user verifications, insurance, integrated escrow and authentications and appraisal, are intended to bolster eBay's reputation as a safe place to trade. Consistent with its desire to foster community, the Company has organized a charitable fund, known as the eBay Foundation, and intends to involve the members of the eBay community in determining to which charitable purposes the eBay Foundation's funds will be applied. See "--The eBay Service--Community Services."

   Enhance Features and Functionality. The Company intends to update and enhance the features and functionality of eBay frequently in order to continue to improve the user trading experience through eBay. The Company recently introduced personalization features such as About Me, which offers users the opportunity to create their own personal home page free of charge on eBay. In January 1999, the Company initiated a proprietary presentation format in the "Antiques" category, the Gallery, which showcases auction items in a catalog of pictures rather than text. The Company plans to introduce the Gallery to other eBay categories in 1999. The Company intends to introduce other features, such as new auction formats, category-specific content, the ability to search for auction items being sold within driving distance of an identified region and other features designed to enhance the eBay experience. The Company will continue to provide rapid system response and transaction processing time by investing in its infrastructure in order to accommodate additional users, content and auctions.

   Expand Value-Added Services. In order to offer an "end-to-end" person-to-person trading service, the Company intends to provide a variety of pre- and post-trade services to enhance the user experience. The Company intends to introduce new services and expand current ones, such as its SafeHarbor program, to facilitate the exchange of goods so that buyers and sellers will feel more comfortable sending money or goods to an unknown trading partner. The Company recently improved its Feedback Forum to distinguish between transaction-specific feedback and general feedback, provided integrated third-party escrow services and has announced that it intends to establish a Verified eBay User program to encourage users to provide eBay with additional identity verification. eBay recently implemented a free insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating. The Company anticipates that future services may include pre-trade services, such as services to facilitate scanning and uploading of photographs of listed items and authentication and appraisal services, and post-trade services, such as third-party escrow services, arrangements to facilitate shipment of products and methods to facilitate buyers' payments to sellers, such as credit card services. The Company may pursue strategic relationships with third parties to provide many of these value-added services.

   Develop International Markets. The Company believes that the Internet provides a significant opportunity for the creation of a global person-to-person trading market. The Company intends to take advantage of this opportunity by leveraging the eBay service and brand name internationally by developing eBay for selected international markets and marketing and promoting these services actively. The Company has introduced country-specific home pages for Canada and the United Kingdom and has entered into a joint venture with a subsidiary of one of the largest media companies in Australia and New Zealand. The Company believes that its user base already includes users located in over 50 countries.

The eBay Service

   The eBay trading platform is a robust, Internet-based, person-to-person centralized trading place that facilitates buying and selling of a wide variety of items.

                      [DIAGRAM OF BUYING-SELLING PROCESS]

   Registration. While any visitor to eBay can browse through the eBay service and view the items listed for auction, in order to bid for an item or to list an item for sale, buyers and sellers must first register with eBay. Users register by completing a short online form and thereafter can immediately bid for an item or list an item for sale. Users in Canada and the United Kingdom may instead register through a country-specific home page.

   Buying on eBay. Buyers typically enter eBay through its home page, which contains a listing of product categories that allows for easy exploration of current auctions. Bidders can search for specific items by browsing through a list of auctions within a category or subcategory and then "click through" to a detailed description for a particular item. Bidders also can search specific categories or the entire database of auction listings using keywords to describe the types of products in which they are interested, and eBay's search engine will generate a list of relevant auctions with links to the detailed descriptions. Each auction is assigned a unique identifier so that users can easily search for and track specific auctions. Users also can search for a particular bidder or seller by name in order to review his or her auction and feedback history. Within each category section, eBay highlights auctions commenced within the past 24 hours in a "New Today" section; auctions ending on that day in an "Ending Today" section; and auctions ending within three hours under a "Going, Going, Gone" section. Once a bidder has found an item of interest and registered with eBay, the bidder enters the maximum amount he or she is willing to pay at that time. In the event of competitive bids, the eBay service automatically increases bidding in increments based upon the then current highest bid for the item, up to the bidder's maximum price. As eBay encourages direct interaction between buyers and sellers, bidders wishing additional information about a listed item can access the seller's email address and contact the seller for additional information. The Company believes that this interaction between bidders and sellers leverages the personal, one-on-one nature of person-to-person trading on the Web and is an important element of the eBay experience. Once each bid is made, eBay sends a confirmation to the bidder via email, an outbid notice to the next highest bidders and automatically updates the item's auction status. During the course of the auction, eBay notifies bidders of the status of their bids via email on a daily basis and notifies them immediately after they are outbid. Bidders are not charged for making bids or purchases through eBay.

   Selling on eBay. A seller registered with eBay can list a product for auction by completing a short online form. The seller selects a minimum price for opening bids for the item and chooses whether the auction will last three, five or seven days. Additionally, a seller may select a reserve price for an item, which is the minimum price at which the seller is willing to sell the item and is typically higher than the minimum price set for opening bids. The reserve price is not disclosed to bidders. A seller can elect to sell items in individual auctions or, if he or she has multiple identical items, can elect to hold a "Dutch Auction." For example, an individual wishing to sell 10 identical watches could hold 10 individual auctions or hold a Dutch Auction in which the 10 highest bidders would each receive a watch at the same price and all lower bids would be rejected. To be eligible to hold a Dutch auction, a seller must have a sufficiently high feedback rating and must have been a registered seller for at least 60 days. A seller may also specify that an auction will be a private auction. With this format, bidders' e-mail addresses are not disclosed on the item screen or bidding history screen.

   Sellers pay a nominal placement fee to list items for sale--$0.25 for an auction with a minimum starting price of less than $10.00, $0.50 for a minimum starting price of $10.00 to $24.99, $1.00 for a minimum starting price of $25.00 to $49.99 and $2.00 for a minimum starting price of $50.00 or more. By paying incremental placement fees, sellers can have items featured in various ways. The seller can highlight his or her auctions by utilizing a bold font for the auction heading for an additional fee of $2.00. A seller with a favorable feedback rating can have his or her auction featured as a "Featured Auction" for $99.95, which allows the seller's item to be rotated on the eBay home page, or as a "Category Featured Auction" for $14.95, which allows his or her item to be featured within a particular eBay category. The seller can choose to place a seasonal icon (such as a shamrock in connection with St. Patrick's Day) next to his or her listing for $1.00. A seller can also include a description of the product with links to the seller's website. In addition, the seller can include a photograph in the description if the seller posts the photograph on a website and provides eBay with the appropriate Web address. Items auctioned in the Gallery section of the "Antiques" category are all showcased in a catalog of pictures rather than text. A seller who uses a photograph in his or her listing can have this photograph included in the Gallery section for $0.25 or featured in the Gallery section for $19.95. The Company plans to introduce this proprietary presentation format to other eBay categories in 1999. During the course of an auction, sellers are notified of the status of their auctions on a daily basis via email.

   How Transactions are Completed. At the end of an auction period, if a bid exceeds the minimum price and, if one is set, the reserve price, eBay automatically notifies the buyer and seller via email and the buyer and seller can then consummate the transaction independently of eBay. At the time of the email notification, eBay charges the seller a success fee equal to 5% of the first $25 of the purchase price, 2.5% of that portion of the purchase price from $25.01 to $1,000, and 1.25% of that portion of the purchase price over $1,000. At no point during the process does the Company take possession of either the item being sold or the buyer's payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping. A seller can view the buyer's feedback rating and then determine the manner of payment, such as personal check, cashier's check or credit card, and also whether to ship the item before or after the payment is received. Under the terms of the Company's user agreement, if a seller receives one or more bids above the stated minimum or reserve price, whichever is higher, the seller is obligated to complete a transaction, although the Company has no power to force the seller or bidder to complete the transaction other than to suspend them from using the eBay service. In the event the buyer and seller are unable to complete the transaction and the seller notifies eBay, eBay credits the seller the amount of the success fee. Invoices for placement fees, additional listing fees and success fees are sent via email to sellers on a monthly basis. Typically, sellers have a credit card account on file with eBay and that account is charged shortly after the invoice is sent.

   Feedback Forum. eBay pioneered this feature to facilitate the establishment of reputations within its community by encouraging individuals to record comments about their trading partners on each transaction or other eBay users with whom they have interacted. Every registered eBay user has a feedback profile containing compliments, criticisms and other comments by users who have conducted business or interacted with the person. A recent enhancement to the Feedback Forum permits users to differentiate between transaction-specific feedback and general feedback. This information is recorded in a feedback profile that includes a feedback rating for the person and indicates comments from other eBay users who have interacted with that person over the past seven days, the past month, the past six months and beyond. Users who have developed positive reputations over time will have a star symbol displayed next to their user name, which is color coded to indicate the amount of positive feedback as compared to negative feedback received by the user. eBay users may review a person's feedback profile to check on the person's reputation within the eBay community before deciding to bid on an item listed by that person or in determining how to complete the payment for and delivery of the item.

   The terms of the Company's user agreement prohibit actions that would undermine the integrity of the Feedback Forum, such as a person's leaving positive feedback about himself or herself through other accounts or leaving multiple negative feedback for others through other accounts. The Feedback Forum system has several automated features designed to detect and prevent some forms of abuse. For example, feedback posting from the same account, positive or negative, cannot affect a user's net feedback rating (i.e., the number of positive postings, less the number of negative postings) by more than one point, no matter how many comments an individual makes. Furthermore, in order to discourage users from registering for the purpose of leaving excessive positive or negative feedback, a user must be registered with eBay for at least five days in order to leave feedback. Users who receive a sufficiently negative net feedback rating have their registrations suspended and are unable to bid on or list items for sale. The Company believes its Feedback Forum is extremely useful in overcoming initial user hesitancy when trading over the Web as it reduces the anonymity and uncertainty of dealing with an unknown trading partner. See "Risk Factors--We are subject to risks associated with information disseminated through our service."

   Trust and Safety Initiatives. The Company has developed a number of programs designed to make users more comfortable with dealing with an unknown trading partner over the Web. In addition to the Feedback Forum, the Company offers the SafeHarbor program, which provides guidelines for trading, helps provide information to resolve user disputes and responds to reports of misuses of the eBay service. The Company's SafeHarbor staff of 28 persons, including regular employees and contractors, investigates users' complaints of possible misuse of eBay and takes appropriate action, including issuing warnings to users or suspending users from bidding on or listing items for sale. Some of the complaints the SafeHarbor staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting illegal items for sale. The SafeHarbor staff also provides information to assist users with disputes over the quality of the goods sold or other fraudulent activity and, upon receipt of an officially filed, written claim of fraud from a user, will generally suspend the offending user from eBay. Also, upon receipt of a written claim of intellectual property infringement by the owner of the intellectual property, the Company will remove the offending item from eBay. Users who infringe intellectual property rights more than once are suspended. To assist intellectual property owners, the Company is developing numerous tools, including an automated daily key word search that will enable owners to locate quickly potentially infringing auction items and dedicated email accounts established solely for owners to more easily contact eBay with regard to questionable items. In addition, the Company has increased the number of personnel reviewing potentially illegal items. The Company's trust and safety initiatives, including user verifications, insurance, integrated escrow and authentications and appraisals, are intended to bolster eBay's reputation as a safe place to trade. See "Risk Factors--Our business may be harmed by fraudulent activities on our website."

   What Can Be Purchased or Sold on eBay. The eBay service has grown from offering 10 product categories when it was first introduced in September 1995 to offering more than 1,000 categories as of December 31, 1998. As the number of product categories has grown, the Company periodically organizes the categories under different headings to reflect the major types of items currently listed. As of December 31, 1998, these product categories were organized under the following headings:

       Antiques              Jewelry, Gemstones
       Books, Movies, Music  Photo & Electronics
       Coins & Stamps        Pottery & Glass
       Collectibles          Sports Memorabilia
       Computers             Toys & Beanie Babies
       Dolls, Figures        Miscellaneous

   Each category has numerous subcategories. As of December 31, 1998, eBay offered a selection of over 1.0 million items, with the most popular items sold on eBay being those that are relatively standardized or are well-represented with a photo (and therefore can be evaluated to some degree without a physical inspection), are small and easily shippable, and are relatively inexpensive. As the eBay community grows and additional items are listed, the Company will continue to organize auctions under additional categories to respond to the needs of the eBay community.

   Community Services. Beyond providing a convenient means of trading, eBay has devoted substantial resources to building an online person-to-person trading community, which the Company believes is one of the strongest on the Web. Key components of the Company's community philosophy are maintaining an honest and open marketplace and treating individual users with respect. The Company offers a variety of community and support features that are designed to solidify the growth of the eBay community and to build eBay user affinity and loyalty. eBay facilitates email communications between buyers and sellers by offering:

  .  category-specific chat rooms;

  .  the eBay Cafe (a chat room for the entire eBay community);

  .  a bulletin board devoted to user feedback on new features;

  . an announcements section that covers new features on eBay or other eBay news;

  .  customer support boards; and

  . ""items wanted" listings where users can post notices seeking specific items.

   eBay also offers My eBay, which permits users to receive a report of their recent activity on eBay, including bidding activity, selling activity, account balances, favorite categories and recent feedback. Users with their own Web pages also can post link buttons from the user's page to eBay and to a list of items the user is selling on eBay. The Company recently introduced About Me, which offers users the opportunity to create their own personal home page free of charge on eBay using step-by-step instructions provided by the Company. The About Me home page can include personal information, items listed for auction, eBay feedback ratings, images and links to other favorite sites.

   In addition, in June 1998, the Company donated 321,750 shares of Common Stock to the Community Foundation Silicon Valley, a tax-exempt donor-advised public charity and established a fund, known as the "eBay Foundation." Through the Community Foundation Silicon Valley, the eBay programs abroad and share their experiences with their students. The Company solicits user suggestions for worthwhile charities through the website.

   Customer Support. The Company devotes significant resources to providing personalized, timely customer service and support. eBay offers customer support on a 24-hour-a-day, seven-day-a-week basis. Most customer support inquiries are handled via email, with customer email inquiries typically being answered within 24 hours after submission. The Company offers an online tutorial for new eBay users. In addition, the Company offers the SafeHarbor program and has recently introduced or is developing a number of trust and safety initiatives. See "--Trust and Safety Initiatives" above.

Marketing

   eBay's marketing strategy is to promote its brand and attract buyers and sellers to the eBay service. To attract users to its website, eBay historically has relied primarily on word of mouth and, to a lesser extent, on distribution or sponsorship relationships with high traffic websites. Today, the Company employs a variety of methods to promote its brand and attract potential buyers and sellers. Currently, eBay uses strategic purchases of online advertising to place advertisements in areas in which it believes it can reach its target audience. The Company also engages in a number of marketing activities in traditional media such as advertising in print media and at trade shows and other events. eBay also advertises in a number of targeted publications. In October 1998, the Company launched a substantial national advertising campaign, both in traditional media and online, that is designed to attract new eBay users. This campaign has included print, a major radio advertising campaign, strategic advertising and sponsorship placements on high traffic websites and advertising in other media. The Company has benefited from frequent and high visibility media exposure both nationally and locally. While the Company does not expect the frequency or quality of this type of publicity to continue, the Company does promote public relations through initiatives such as online eBay/special event tie-ins and executive speaking engagements. In August 1998, eBay and AOL entered into a three-year marketing agreement whereby eBay is featured as the preferred provider of person-to-person auction services in the "Classifieds" and "Interest" areas of AOL's proprietary service. In addition, eBay receives placement and promotions on AOL.com, AOL's website. Over the term of this agreement, the Company will pay AOL $12.0 million. In March 1999, the Company expanded the scope of its strategic relationshop with AOL. Under the amended agreement, eBay will be given a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. eBay will pay $75 million over the four-year term of the contract. eBay will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site. eBay also engages in a number of on-site marketing programs, including offering a variety of eBay-branded merchandise through the online "eBay Store."

Operations and Technology

   eBay has built a robust, scalable user interface and transaction processing system that is based on internally-developed proprietary software. The eBay system handles all aspects of the auction process, including notifying users via email when they initially register for the service, they place a successful bid, they are outbid, they place an item for sale and an auction ends. Furthermore, the system sends daily status updates to any active sellers and bidders regarding the state of their current auctions. The system maintains user registration information, billing accounts, current auctions and historical listings. All information is regularly archived to a data warehouse. Complete listings of all items for sale are generated every hour. The system updates a text-based search engine hourly with the titles and descriptions of new items, as well as pricing and bidding updates for active items. Every time an item is listed on the service, a listing enhancement option is selected by a seller, or an auction closes with a bid in excess of the seller-specified minimum bid, the system makes an entry into the seller's billing account. The system sends electronic invoices to all sellers via email on a monthly basis. For convenience, sellers may place a credit card account number on file with eBay and their account balance is billed directly. In addition to these features, the eBay service also supports a number of community bulletin board and chat areas where users and eBay support personnel can interact.

   The Company's system has been designed around industry standard architectures and has been designed to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides 24-hour-a-day, seven-day-a-week availability, subject to a short maintenance period for a few hours during one night per week. eBay's system hardware is hosted at the Exodus facility in Santa Clara, California, which provides redundant communications lines and emergency power backup. The Company's system consists of Sun database servers running Oracle relational database management systems and a suite of Pentium-based Internet servers running on the Windows NT operating system. The Company uses Resonate Inc.'s load balancing systems and its own redundant servers to provide for fault tolerance. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. These outages have stemmed from a variety of causes, including third-party hardware and software problems and human error. The volume of traffic on the Company's website and in the number of auctions being conducted by users has been increasing continually and exponentially, requiring the Company to expand and upgrade its technology, transaction processing systems and network infrastructure and add new engineering personnel. The Company may be unable to accurately project the rate or timing of increases, if any, in the use of the eBay service or timely expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade its systems at least as fast as the growth in demand for capacity could cause the website to become unstable and possibly cease to operate for periods of time. Unscheduled downtime could harm the Company's business.

   The Company uses internally developed systems to operate its service and for transaction processing, including billing and collections processing. The Company must continually improve these systems to accommodate the level of use of its website. In addition, the Company may add new features and functionality to its services that would result in the need to develop or license additional technologies. The Company's inability to add additional software and hardware or to upgrade its technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience on its service and delays in reporting accurate financial information. The Company's failure to provide new features or functionality also could result in these consequences. The Company may not be able to effectively upgrade and expand its systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with its existing systems. These difficulties could harm or limit its ability to expand its business. See "Risk Factors--The inability to expand our systems may limit our growth" and "--System failures could harm our business."

   The Company incurred $28,000, $831,000 and $4.6 million in product development expenses in 1996, 1997 and 1998, respectively. The Company anticipates that it will continue to devote significant resources to product development in the future as it adds new features and functionality to the eBay service. The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would harm the Company's business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure. See "Risk Factors--Our failure to manage growth could harm us;" "--We must keep pace with rapid technological change to remain competitive" and "--We need to develop new services, features and functions in order to expand."

Competition

   The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. The Company currently or potentially competes with a number of other companies. Its direct competitors include various online person-to-person auction services, including Yahoo! Auctions Powered by Onsale and Excite, Inc., both of which are free to sellers and buyers, Auction Universe and a number of other small services, including those that serve specialty or regional markets such as CityAuction. The Company also competes indirectly with business-to-consumer online auction services such as Onsale, First Auction, Surplus Auction and uBid. A number of traditional auction companies, including Butterfield & Butterfield and Sotheby's, are offering or have announced plans to create Internet auction sites. The Company potentially faces competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including Amazon.com, AOL, Lycos, Inc. and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in the online auction market.

   In order to respond to changes in the competitive environment, the Company may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm its business. For example, the Company recently implemented a free insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating. The financial impact of this insurance program is not yet known. New technologies may increase competitive pressures on the Company by enabling its competitors to offer a lower cost service. Some Web-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with the Company.

   Although the Company has established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms. Even if these arrangements are renewed, they may not result in increased usage of the Company's service. In addition, companies that control access to transactions through network access or Web browsers could promote competitors of the Company or charge it substantial fees for inclusion. See "Risk Factors--Our market is intensely competitive."

Intellectual Property

   The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its success. The Company relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect its proprietary rights in products and services. The Company has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which its conducts business to limit access to and disclosure of its proprietary information. These contractual arrangements and the other steps taken by the Company to protect its intellectual property may not prevent misappropriation of its technology or deter independent third-party development of similar technologies.

   The Company has received in the past, and anticipates that it will receive in the future, communications alleging that certain items listed or sold sold on eBay by its users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. To assist the owners of such intellectual property rights in policing and protecting their intellectual property, the Company developed the Legal Buddy Program. The Legal Buddy Program provides tools to content owners to detect and respond to infringement. These tools include a soon to be introduced automated daily key word search that will enable content owners to quickly locate potentially infringing auction items and dedicated email accounts established solely for owners to more easily contact eBay with regard to questionable items. Upon receipt of a written claim of intellectual property infringement by a user, the Company removes the offending item from the eBay website, credits the user with the listing fee and, if not the first offense, suspends the user. Although the Company has actively sought to work with the content community to eliminate infringing listings on eBay, some content owners have expressed the view that the Company's efforts are insufficient. An allegation of infringement of third-party intellectual property rights may result in litigation against the Company. Any such litigation could be costly for the Company, could result in increased costs of doing business through adverse judgment or settlement, could require the Company to change its business practices in expensive ways, or could otherwise harm the Company's business. See Legal Proceedings and "Risk Factors--We may not be able to adequately protect or enforce our intellectual property rights."

Issues Related to the Listing or Sale by Users of Unlawful Items

   The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. The Company is aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on its service. The Company may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of its service, and the Company may be subject to civil or criminal liability for unlawful activities carried out by users through its service. In order to reduce its exposure to this liability, the Company has increased the number of personnel reviewing potentially illegal items and may in the future implement other protective measures that could require it to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm the Company's business. In addition, the Company has received significant media attention relating to the listing or sale of unlawful goods on its website. A continuation of this negative publicity could damage the Company's reputation and diminish the value of the eBay brand name. It could also make users reluctant to continue to use its services. See "Risk Factors-- Our business may be harmed by the listing or sale by our users of illegal items."

Fraudulent Activities on the eBay Website

   The Company's future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. The Company does not take responsibility for delivery of payment or goods to any user of the eBay service. The Company has received in the past, and anticipates that it will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. While the Company can suspend the accounts of users who fail to fulfill their delivery obligations to other users, the Company does not have the ability to otherwise require users to make payments or deliver goods or otherwise make users whole other than through the Company's limited insurance program. Other than through this program, the Company does not compensate users who believe they have been defrauded by other users. The Company also periodically receives complaints from buyers as to the quality of the goods purchased. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of the Company's service could damage its reputation and diminish the value of its brand name. The Company may in the future receive additional requests from users requesting reimbursement or threatening legal action against the Company if no reimbursement is made. Any resulting litigation could be costly for the Company, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm its business. See "Risk Factors--Our business may be harmed by fraudulent activities on our website."

Government Inquiries

   On January 29, 1999, the Company received requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with the Company's website. The Company has been informed that the inquiry includes an examination of the Company's practices with respect to these transactions. The Company is fully cooperating with the inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter at this time. Should this or any other investigation lead to civil or criminal charges against the Company, the Company would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if it ultimately prevails. The Company's business would certainly suffer if it were not to prevail in any action like this.

   A large number of transactions occur on the eBay website. As a result, the Company believes that government regulators have received a substantial number of consumer complaints about the eBay website which, while small as a percentage of the Company's total transactions, are large in aggregate numbers. As a result, the Company has from time to time been contacted by various federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps the Company takes to protect its users from fraud. For example, the City of New York-Department of Consumer Affairs received complaints from users about transactions on the Company's website. In investigating these complaints, the Department of Consumer Affairs requested information about the Company and these transactions. The Company has provided the requested information. The Company is likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against it. The Company has responded to all inquiries from regulatory agencies by describing its current and planned antifraud efforts. If one or more of these agencies is not satisfied with its response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm its business. See "Risk Factors--Government inquiries may lead to charges or penalties."

Privacy Policy

   The Company believes that issues relating to privacy and use of personal information relating to Internet users are becoming increasingly important as the Internet and its commercial use grow. The Company has adopted a detailed privacy policy that outlines how eBay uses information concerning its users and the extent to which other registered eBay users may have access to this information. Users must acknowledge and agree to this policy when registering for the eBay service. The Company does not sell or rent any personally identifiable information about its users to any third party; however, the Company does disclose information to sellers and winning bidders that contains the seller's and winning bidder's name, email address and telephone number. The Company also will disclose all customer information in its possession (other than credit card information) to a law enforcement agency or member of the Legal Buddy Program which requests this information in connection with a civil, criminal or regulatory investigation. The Company also uses information about its users for internal purposes only in order to improve marketing and promotional efforts, to analyze website usage statistically, and to improve content, product offerings and website layout. eBay is a member of the TRUSTe program, a non-profit independent organization that audits websites' privacy statements and audits their adherence thereto.

New and Existing Regulation of the Internet

   The Company is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. In addition, numerous states, including the State of California, in which the Company's headquarters are located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the California regulations to the Company's business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon the Company in the future, which could harm the Company's business.

   Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently started a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way the Company does business or could create uncertainty in the marketplace. This could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could otherwise harm the Company's business. In addition, because the Company's services are accessible worldwide, and the Company facilitates sales of goods to users worldwide, foreign jurisdictions may claim that the Company is required to comply with their laws. In some jurisdictions, the Company will be required to collect value-added taxes on its fees. The Company's failure to comply with foreign laws could subject it to penalties ranging from fines to bans on the Company's ability to offer its services.

-------------------------------------------------------------------------------
Item 2: Properties
-------------------------------------------------------------------------------

   As of March 24, 1999, the Company's principal administrative, marketing and product development facilities are located in approximately 53,000 square feet of office space in San Jose, California under leases and subleases that expire between December 1999 and November 30, 2004. In addition, the Company recently entered into a lease covering approximately 103,000 square feet in two buildings in the same office complex as its existing space. This lease expires on November 30, 2004, with a five-year renewal option. As a result of the Company's acquisition of Jump, the Company also has facilities in Cincinnati, Ohio. The Company believes that its existing facilities are adequate to meet its needs for the immediate future and that future growth can be accommodated by leasing additional or alternative space near its current facilities.

-------------------------------------------------------------------------------
Item 3: Legal Proceedings
-------------------------------------------------------------------------------

   On March 24, 1999 the Company was sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for the Company's alleged willful and deliberate violation of a patent held. The suit seeks unspecified monetary damages as well as an injunction against the Company's operations. It also seeks treble damages and attorneys' fees and costs. The Company believes that it has meritorious defenses against this suit and intends to vigorously defend itself. The Company could be forced to incur material expenses during this defense, and in the event it were to lose this suit its business would be harmed. eBay is also subject to certain investigations. See "Risk Factors--Government inquiries may lead to charges or penalties."

-------------------------------------------------------------------------------
Item 4: Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------------

   There were no submissions of matters to a vote of security holders during the quarter ended December 31, 1998.

-------------------------------------------------------------------------------
PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

Price Range of Common Stock

   eBay's Common Stock has been traded on The Nasdaq Stock MarketSM under the symbol "EBAY" since September 24, 1998. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated and are as reported on The Nasdaq Stock MarketSM:

                                                                  High    Low
                                                                 ------- ------
Year Ended December 31, 1998
  Third Quarter (from September 24, 1998)....................... $ 18.08 $13.71
  Fourth Quarter................................................  103.75   8.42

   As of March 1, 1998, there were approximately 500 stockholders of record of the Company's Common Stock, although the Company believes that there is a significantly larger number of beneficial owners of its Common Stock.

Dividend Policy

   The Company has never paid cash dividends on its stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business.

Use of Proceeds of Initial Public Offering

   The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-59097) relating to the Company's initial public offering of its Common Stock, was September 23, 1998. A total of 12,042,825 shares of Company's Common Stock were sold at a price of $6.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and BT Alex. Brown Incorporated. The offering commenced on September 24, 1998 and closed on September 29, 1998. An additional 32,175 shares of Common stock were sold on behalf of a selling stockholder as part of the same offering. The initial public offering resulted in gross proceeds of $72.5 million, $5.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.2 million. Net proceeds to the Company and selling stockholder were $66.1 million and $180,000, respectively. From the time of receipt through December 31, 1998, the proceeds were applied toward:

  .  Purchases and installation of machinery and equipment, $2,959,000;

  .  Repayment of indebtedness, $410,000; and

  .  Temporary investments in municipal bonds and notes, $28,114,000.

   The remaining proceeds are being used as working capital or are included within cash, cash equivalents and short-term investments.

-------------------------------------------------------------------------------
Item 6: Selected Consolidated Financial Data
-------------------------------------------------------------------------------

   The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of income data for the years ended December 31, 1996, 1997 and 1998 and the consolidated balance sheet data at December 31, 1997 and 1998, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this report.

                                                Year Ended December 31,
                                        -----------------------------------------
                                          1996(1)         1997          1998
                                        --------------------------  -------------
Consolidated Statement of Income Data:   (in thousands, except per share data)
Net revenues..........................  $       372   $      5,744  $      47,352
Cost of net revenues..................           14            746          6,859
                                        -----------   ------------  -------------
  Gross profit........................          358          4,998         40,493
                                        -----------   ------------  -------------
Operating expenses:
  Sales and marketing.................           32          1,730         19,841
  Product development.................           28            831          4,606
  General and administrative..........           45            950          9,080
  Amortization of acquired
   intangibles........................           --             --            805
                                        -----------   ------------  -------------
   Total operating expenses...........          105          3,511         34,332
                                        -----------   ------------  -------------
Income from operations................          253          1,487          6,161
Interest and other income, net........            1             56            869
                                        -----------   ------------  -------------
Income before income taxes............          254          1,543          7,030
Provision for income taxes............         (106)          (669)        (4,632)
                                        -----------   ------------  -------------
Net income............................  $       148   $        874  $       2,398
                                        ===========   ============  =============
Net income per share(2):
  Basic...............................  $      0.02   $       0.04  $        0.05
                                        ===========   ============  =============
  Weighted average shares--basic......        6,375         22,313         49,895
                                        ===========   ============  =============
  Diluted.............................  $      0.00   $       0.01  $        0.02
                                        ===========   ============  =============
  Weighted average shares--diluted....       42,945         82,660        114,590
                                        ===========   ============  =============

Supplemental Operating Data:
Number of registered users at end of
 period...............................           41            341          2,181
Gross merchandise sales(3)............  $     7,279   $     95,271  $     745,395
Number of auctions listed.............          289          4,394         33,668


                                                                  December 31,
                                                                 --------------
                                                                  1997   1998
                                                                 ------ -------
Consolidated Balance Sheet Data:                                 (in thousands)
Cash and cash equivalents......................................  $3,723 $31,790
Short-term investments.........................................      --  40,401
Working capital................................................   3,843  75,347
Total assets...................................................   5,619  92,483
Debt and leases, long-term portion.............................     305      --
Series B Mandatorily Redeemable Convertible Preferred Stock and
 Series B warrants.............................................   3,018      --
Total stockholders' equity.....................................   1,015  84,445

--------
(1) Includes the results of operations for the Company's predecessor sole proprietorship from September 1995 to December 1995. The sole proprietorship had no revenues and immaterial expenses prior to January 1, 1996.
(2) See Note 1 of Notes to Consolidated Financial Statements for a description of the method used to compute basic and diluted net income per share, respectively.
(3) Represents the aggregate sales prices of all goods for which an auction was successfully concluded (i.e., there was at least one bid above the seller's specified minimum price or reserve price, whichever is higher).

-------------------------------------------------------------------------------
Item 7: Management's Discussion and Analysis of Financial Condition and
Results of Operations
-------------------------------------------------------------------------------

Overview

   eBay is the world's largest and most popular person-to-person trading community on the Internet, based on the number of items listed, number of users and minutes of usage per month. eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining auction format to buy and sell personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items. The Company's 24-hour-a-day, seven-day-a-week service is fully automated, topically arranged, intuitive and easy to use.

   eBay was formed as a sole proprietorship in September 1995 and operated its online auction service under the name of "Auction Web." In order to build a critical mass of customers, the Company offered this service without charge until February 1996. The Company was incorporated in May 1996, but had no employees other than the founder until July 1996 and, at December 31, 1996, had only six employees. During its first two years, the Company attracted buyers and sellers almost exclusively through word of mouth. In September 1997, the Company began to target potential customers and to build and promote its brand through online banner ads and promotions and advertisements in targeted publications. Also in September 1997, the Company renamed its auction service "eBay" and launched a second generation of this service with a substantially redesigned user interface and a new robust, scalable "backend" transaction processing architecture. The Company's total number of employees increased to 41 by December 31, 1997 and to 138 by December 31, 1998. From December 31, 1997 to December 31, 1998, the number of registered eBay users grew from approximately 340,000 to over 2.1 million and the number of simultaneous auctions being conducted through eBay increased from approximately 200,000 to over 1.0 million. Total gross merchandise sales (the aggregate sales prices of all goods for which an auction was successfully concluded) grew from approximately $100 million in 1997 to over $740 million in 1998.

   Substantially all of the Company's revenues are derived from placement and success fees paid by sellers. The Company does not charge fees to buyers and, to date, has chosen to sell almost no advertising on its website. Sellers pay a nominal placement fee to list items for sale as follows:

  .  $0.25 for an auction with a minimum starting price of less than $10.00;

  .  $0.50 for a minimum starting price of $10.00 to $24.99;

  .  $1.00 for a minimum starting price of $25.00 to $49.99; and

  .  $2.00 for a minimum starting price of $50.00 or more.

   By paying additional placement fees, sellers can have items featured in various ways. Sellers can highlight their auctions by utilizing a bold font for the auction heading for an additional fee of $2.00. Sellers with a favorable feedback rating can have their auctions featured as "Featured Auctions" for $99.95, which allows their items to be rotated on the eBay home page, or as "Category Featured Auctions" for $14.95, which allows their items to be featured within a particular eBay product category. Additionally, sellers can add seasonal "icons" (such as a shamrock in connection with St. Patrick's Day) next to their listing for $1.00, include a photograph of their item in the Gallery section for $0.25 or feature their item in the Gallery section for $19.95.

   Sellers for whom a three-, five- or seven-day auction is successfully concluded (i.e., there is at least one bid above the seller's specified minimum or reserve price, whichever is higher) also pay a success fee for each item sold that is equal to:

  .  5% of the first $25 of the purchase price;

  .  2.5% of that portion of the purchase price from $25.01 to $1,000; and

  .  1.25% of that portion of the purchase price over $1,000.

   Revenues from placement fees are recognized at the time that the item is listed; revenues related to success fees are recognized at the time that the auction is successfully concluded. At no point during the auction process does eBay take possession of either the item being sold or the buyer's payment for the item. Fees to sellers are aggregated and billed on a monthly basis. A substantial majority of customer accounts are settled by directly charging credit card numbers provided by sellers. Provisions for estimated uncollectible accounts and authorized credits are recorded as percentages of revenues and are provided for at the time of revenue recognition. In certain instances, customers will deposit funds with the Company in anticipation of future transactions; these prepayments appear on the Company's balance sheet as customer advances.

   eBay's business model is significantly different from many existing online auction and other electronic commerce businesses. Because individual sellers, rather than eBay, sell the items listed, the Company has no cost of goods sold, no procurement, carrying or shipping costs and no inventory risk. The Company's rate of expense growth is primarily driven by increases in personnel and expenditures for advertising and promotion. The Company intends to increase its expenses significantly, and in particular its advertising, promotion and personnel expenses, in an effort to maintain a high level of revenue growth.

   Effective June 30, 1998, eBay acquired all of the outstanding shares of Jump Incorporated, the developer and operator of Up4Sale, an advertising-supported online trading service in an auction format. The acquisition was accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. The fair value of intangible assets was determined using a combination of methods, including replacement cost estimates for acquired research and development and completed technology, a risk-adjusted income approach for the acquired customer list and the amounts paid for covenants not to compete. The total purchase price of approximately $2.3 million consisted of 428,544 shares of eBay's common stock with an estimated fair value of approximately $2.0 million and other acquisition related expenses of approximately $335,000, consisting primarily of payments for non-compete agreements totaling approximately $208,000 and legal and other professional fees. Of the total purchase price, approximately $150,000 was allocated to in-process technology and was immediately charged to operations as the technology had not reached technological feasibility as of the acquisition date and had no alternative future use. The remainder of the purchase price was allocated to net tangible liabilities assumed ($31,000) and intangible assets, including completed technology ($500,000), the customer list ($1.5 million), covenants not to compete ($208,000) and goodwill ($24,000). The intangible assets are being amortized over their estimated useful lives, which range from eight to 24 months.

   The Company has operated profitably since the first quarter of 1996, when it began charging fees for its auction service. The Company has only a limited operating history on which to base an evaluation of its business and prospects. eBay's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce.

   It is difficult for the Company to forecast its revenues or earnings accurately. The Company believes that period-to-period comparisons of its operating results may not be meaningful and should not be relied upon as an indication of future performance. The Company does not have backlog, and almost all of its net revenues each quarter are derived from auctions that are listed and completed during that quarter. In order to respond to competitive developments, the Company may from time to time make pricing, service or marketing decisions that could harm its business. The Company's operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of its common stock would almost certainly decline.

Quarterly Results of Operations

   The following table sets forth, for the periods presented, certain data from eBay's consolidated statement of income, such data as a percentage of net revenues and certain supplemental operating data. The consolidated statement of income data has been derived from eBay's unaudited consolidated financial statements, which, in management's opinion, have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                    Three Months Ended
                          -----------------------------------------------------------------------------
                          Mar. 31, June 30,  Sep. 30,  Dec. 31,  Mar. 31,  June 30,  Sep. 30,  Dec. 31,
                            1997     1997      1997      1997      1998      1998      1998      1998
                          -------- --------  --------  --------  --------  --------  --------  --------
                                       (in thousands, except percentages; unaudited)

Net revenues............   $  604  $ 1,054   $ 1,459   $ 2,627   $  5,981  $  8,941  $ 12,935  $ 19,495
Cost of net revenues....       33      127       253       333        630     1,106     2,103     3,020
                           ------  -------   -------   -------   --------  --------  --------  --------
 Gross profit...........      571      927     1,206     2,294      5,351     7,835    10,832    16,475
                           ------  -------   -------   -------   --------  --------  --------  --------
Operating expenses:
 Sales and marketing....       83      129       369     1,149      2,106     2,504     5,476     9,755
 Product development....       58      151       257       365        518     1,030     1,514     1,544
 General and
  administrative........       95      138       260       457      1,028     3,159     2,115     2,778
 Amortization of
  acquired
  intangibles...........       --       --        --        --         --       150       327       328
                           ------  -------   -------   -------   --------  --------  --------  --------
   Total operating
    expenses............      236      418       886     1,971      3,652     6,843     9,432    14,405
                           ------  -------   -------   -------   --------  --------  --------  --------
Income from operations..      335      509       320       323      1,699       992     1,400     2,070
Interest and other
 income, net............        2        2        26        26         22        54       111       682
                           ------  -------   -------   -------   --------  --------  --------  --------
Income before income
 taxes..................      337      511       346       349      1,721     1,046     1,511     2,752
Provision for income
 taxes..................     (144)    (218)     (147)     (160)    (1,573)     (979)     (848)   (1,232)
                           ------  -------   -------   -------   --------  --------  --------  --------
Net income..............   $  193  $   293   $   199   $   189   $    148  $     67  $    663  $  1,520
                           ======  =======   =======   =======   ========  ========  ========  ========
As a percentage of net revenues:
Net revenues............    100.0%   100.0%    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%
Cost of net revenues....      5.5     12.0      17.3      12.7       10.5      12.4      16.3      15.5
                           ------  -------   -------   -------   --------  --------  --------  --------
 Gross profit...........     94.5     88.0      82.7      87.3       89.5      87.6      83.7      84.5
                           ------  -------   -------   -------   --------  --------  --------  --------
Operating expenses:
 Sales and marketing....     13.7     12.3      25.3      43.7       35.2      28.0      42.3      50.1
 Product development....      9.6     14.3      17.6      13.9        8.7      11.5      11.7       7.9
 General and
  administrative........     15.7     13.1      17.9      17.4       17.2      35.3      16.4      14.2
 Amortization of
  acquired
  intangibles...........       --       --        --        --         --       1.7       2.5       1.7
                           ------  -------   -------   -------   --------  --------  --------  --------
   Total operating
    expenses............     39.0     39.7      60.8      75.0       61.1      76.5      72.9      73.9
                           ------  -------   -------   -------   --------  --------  --------  --------
Income from operations..     55.5     48.3      21.9      12.3       28.4      11.1      10.8      10.6
Interest and other
 income, net............      0.3      0.2       1.8       1.0        0.4       0.6       0.9       3.5
                           ------  -------   -------   -------   --------  --------  --------  --------
Income before income
 taxes..................     55.8     48.5      23.7      13.3       28.8      11.7      11.7      14.1
Provision for income
 taxes..................    (23.8)   (20.7)    (10.1)     (6.1)     (26.3)    (11.0)     (6.6)     (6.3)
                           ------  -------   -------   -------   --------  --------  --------  --------
Net income..............     32.0%    27.8%     13.6%      7.2%       2.5%      0.7%      5.1%      7.8%
                           ======  =======   =======   =======   ========  ========  ========  ========
Supplemental operating
 data:
Number of registered
 users at end of
 period.................       88      150       223       341        580       851     1,265     2,181
Gross merchandise sales
 (1)....................   $9,337  $17,630   $24,281   $44,023   $104,113  $139,633  $195,046  $306,603
Number of auctions
 listed.................      443      794     1,178     1,979      4,209     6,584     9,236    13,639

--------
(1) Represents the aggregate sales prices of all goods for which an auction was successfully concluded (i.e., there was at least one bid above the seller's specified minimum price or reserve price, whichever is higher).

 Net Revenues

   eBay's net revenues increased sequentially during each of the past eight quarters. Substantially all of these increases resulted from growth in the number of items of merchandise listed by sellers for auction on the Company's website and growth in the number of auction transactions successfully concluded. The Company did not increase the amounts of its basic placement fees or success fees in any of the past eight quarters. Increases in fees for specific featured placements and in average transaction size did not have a material impact on net revenue growth. The Company's growth rates are not sustainable and it expects growth rates will decline in the future.

 Cost of Net Revenues

   Cost of net revenues primarily consists of costs for customer support and website operations, including fees for independent contractors, compensation for customer support and website operations personnel, ISP connectivity charges, bank processing charges for customer fees paid by credit cards, depreciation of the equipment required for eBay's website operations, amortization of technology acquired in the Jump acquisition in the second quarter of 1998, and costs associated with revenue sharing agreements. The Company's cost of net revenues increased substantially in absolute dollars, and generally increased as a percentage of net revenues, in each of the past eight quarters. The increases in the 1997 quarters were due primarily to increased personnel expenses and, to a lesser extent, additional ISP connectivity charges and increased bank processing charges.

   Rapid growth in net revenues and the fixed nature of certain components of cost of net revenues caused cost of net revenues to decline to 10.5% of net revenues in the first quarter of 1998 from 12.7% in the fourth quarter of 1997. In the third quarter of 1998, the Company significantly increased its customer support personnel, website operations personnel, its use of outside contractors, and accordingly experienced an increase in personnel-related costs. Also in the third quarter of 1998, the Company began a significant build up of its computer network in order to handle the increasing volume of transactions on the eBay service resulting in increased depreciation expense as well as increased ISP connectivity charges. All of these factors, combined with a slowing growth rate of net revenues beginning in the second quarter of 1998, resulted in increases in cost of net revenues as a percentage of net revenues from 10.5% in the first quarter of 1998 and 12.4% in the second quarter of 1998, to 16.3% in the third quarter of 1998. The slight increase in the revenue growth rate in the fourth quarter of 1998 resulted in the decrease of cost of net revenues to 15.5% in the fourth quarter of 1998. Amortization of technology acquired in the Jump acquisition also contributed to the absolute dollar increase in the third and fourth quarters of 1998. The Company anticipates that its costs of net revenues will vary, and may increase, as a percentage of net revenues in future quarters as it expands its website operations group, website facilities and pays royalties for software licenses to enhance the eBay website.

 Sales and Marketing

   eBay's sales and marketing expenses primarily consist of compensation for sales and marketing personnel, advertising, trade show and other promotional costs, expenses for creative design of the eBay website and overhead costs. Sales and marketing expenses increased substantially in absolute dollars and generally increased as a percentage of net revenues in each of the past eight quarters, primarily due to increases in compensation associated with additional personnel and, in the last two quarters of 1997 and each quarter of 1998, increases in advertising and promotional expenses.

   A slower expansion of advertising and promotional expenses and an increase in net revenues from the first quarter of 1998 to the second quarter of 1998 caused sales and marketing expenses to decrease to 28.0% of net revenues in the second quarter of 1998. Substantial increases in advertising expenses, including expenses associated with a marketing agreement with AOL, caused sales and marketing expenses to increase to 42.3% of net revenues in the third quarter of 1998. These increased expenses, as well as expenses associated with a national print, broadcast and online advertising campaign, caused sales and marketing expenses to increase to 50.1% of net revenues in the fourth quarter of 1998. The Company expects to increase its sales and marketing expenses substantially in future quarters, particularly for advertising and promotion, and, as a result, expects that its sales and marketing expenses will increase in absolute dollars and will vary as a percentage of net revenues for at least the next several quarters. In addition, the Company is obligated to make aggregate payments to AOL of $12.0 million over the three-year term of the marketing agreement it entered into with AOL in August 1998, of which $4.0 million was paid and $1.7 million was expensed during 1998. In March 1999, eBay and AOL expanded the scope of their strategic relationship. Under this new agreement, eBay will pay AOL $75 million over the four-year term of the contract. Under this agreement, the Company's remaining payment obligations to AOL were cancelled. See Notes 6 and 11 of Notes to Consolidated Financial Statements.

 Product Development

   eBay's product development expenses consist primarily of compensation for product development staff and payments to outside contractors and, to a lesser extent, of depreciation on equipment used for development and overhead costs. The Company expenses product development costs as they are incurred. Product development expenses increased substantially in absolute dollars in each quarter throughout the past eight quarters. Compensation and other personnel-related expenses grew most rapidly on a percentage basis between the first quarter of 1997 and the second quarter of 1997. Product development expenses increased to 11.5% of net revenues in the second quarter of 1998 from 8.7% in the first quarter of 1998 as the Company significantly increased its engineering staff and the use of outside contractors, while the rate of growth of net revenues declined. Increases in engineering staff were level with net revenues growth in the third quarter of 1998 and, accordingly, product development expenses as a percentage of net revenues remained relatively constant. In the fourth quarter of 1998, product development expenses remained relatively unchanged from the prior quarter, while net revenues grew. This resulted in a decline in product development expenses to 7.9% of net revenues in the fourth quarter of 1998 from 11.7% in the third quarter of 1998. The Company expects that product development expenses will continue to increase in absolute dollars and will vary as a percentage of net revenues in future quarters primarily due to the addition of headcount relative to the rate of net revenues growth.

 General and Administrative

   eBay's general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for outside professional advisors and overhead costs. General and administrative expenses increased as a percentage of net revenues in the third quarter of 1997 as personnel-related costs increased. General and administrative expenses increased as a percentage of net revenues to 35.3% in the second quarter of 1998 because, in that quarter, the Company donated 321,750 shares of its common stock, with an estimated fair value of $1.2 million, to a charitable foundation, recorded compensation expense of $429,000 associated with purchases of restricted common stock by its outside directors and recorded compensation expense of $403,000 associated with the grant of stock options to employees. General and administrative expenses decreased as a percentage of net revenues to 16.4% in the third quarter of 1998 and 14.2% in the fourth quarter of 1998 as increases in personnel related costs and professional fees were more than offset by increases in net revenues. The Company expects that general and administrative expenses will continue to increase in absolute dollars in future quarters as the Company continues to build its administrative staff and infrastructure, but may eventually decline as a percentage of net revenues, and fluctuate from quarter to quarter depending on the rate of net revenue growth.

 Amortization of Acquired Intangibles

   During the second quarter of 1998, eBay recognized expenses totaling $150,000 for in-process technology assumed in the acquisition of Jump and charged it to operations because the technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use. The Company recognized amortization expense of approximately $328,000 in each of the third and fourth quarters of 1998 associated with the covenants not to compete, customer list and goodwill assumed in the Jump acquisition. Amortization associated with these intangible assets is anticipated to be approximately $328,000 in each of the first three quarters of 1999, and approximately $26,000 in each of the fourth quarter of 1999 and the first and second quarters of 2000, assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization. See Note 2 of Notes to Consolidated Financial Statements.

 Interest and Other Income, Net

   Interest and other income, net, consists of interest earned on cash, cash equivalents and short-term investments offset by interest expense. Interest and other income, net, increased in absolute dollars in the third quarter of 1997, due primarily to interest earned on the proceeds from the June 1997 sale of Series B Preferred Stock and warrants and remained relatively constant until the second quarter of 1998. The increase in the second quarter of 1998 was a result of interest earned on proceeds from the May 1998 exercise of these warrants and interest earned from loans made to employees in connection with the exercise of their stock options. The increase in the third quarter of 1998 reflected a full quarter of these earnings. The increase in the fourth quarter of 1998 resulted from income from investment of the proceeds from the Company's initial public offering at the end of the third quarter of 1998. In addition, the Company repaid all borrowings under its line of credit in the fourth quarter of 1998.

 Provision for Income Taxes

   eBay's effective federal and state income tax rate was approximately 43.0% in each quarter of 1997, 92.2% in the first two quarters of 1998 and 48.7% in the last two quarters of 1998. The 1998 effective tax rate differed from the combined federal and state statutory rate of approximately 41.8% as a result of the non-deductibility of charges for stock based compensation and expenses related to the acquisition of Jump. The variations in the quarterly 1998 effective tax rates resulted from quarterly adjustments to the estimated annual effective tax rate based on the difference between estimated earnings and actual earnings reported. See Note 7 of Notes to Consolidated Financial Statements.

 Stock-Based Compensation

   In connection with the grant of certain stock options from May 1997 through June 30, 1998, the Company recorded aggregate unearned compensation totaling $6.8 million, which amount is being amortized over the four-year vesting period of such options. Of the total unearned compensation, approximately $25,000, $421,000, $650,000, $818,000 and $773,000 was amortized in the quarters ended December 31, 1997 and March 31, June 30, September 30 and December 31, 1998, respectively. The Company expects quarterly amortization of between approximately $700,000 and $440,000 during 1999, between approximately $400,000 and $270,000 during 2000 and annual amortization of approximately $720,000 during 2001 and approximately $80,000 during 2002 related to these options. These amortization amounts were allocated among the operational expense categories based upon the primary activity of the related employees. See Note 10 of Notes to Consolidated Financial Statements.

Years Ended December 31, 1996, 1997 and 1998

   The following table sets forth, for the periods presented, certain data from eBay's consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
Net revenues.........................................   100.0%   100.0%   100.0%
Cost of net revenues.................................     3.8     13.0     14.5
                                                      -------  -------  -------
  Gross profit.......................................    96.2     87.0     85.5
                                                      -------  -------  -------
Operating expenses:
  Sales and marketing................................     8.6     30.1     41.9
  Product development................................     7.5     14.5      9.7
  General and administrative.........................    12.1     16.5     19.2
  Amortization of acquired intangibles...............      --       --      1.7
                                                      -------  -------  -------
    Total operating expenses.........................    28.2     61.1     72.5
                                                      -------  -------  -------
Income from operations...............................    68.0     25.9     13.0
Interest and other income, net.......................     0.3      1.0      1.9
                                                      -------  -------  -------
Income before income taxes...........................    68.3     26.9     14.9
Provision for income taxes...........................   (28.5)   (11.7)    (9.8)
                                                      -------  -------  -------
Net income...........................................    39.8%    15.2%     5.1%
                                                      =======  =======  =======

 Net Revenues

   eBay's net revenues increased from $372,000 in 1996 to $5.7 million in 1997 and to $47.4 million in 1998, primarily as a result of growth in the number of items of merchandise listed by sellers for auction on the eBay website and growth in the number of auction transactions successfully completed. The increase from 1996 to 1997 was, to a lesser extent, the result of small increases in average transaction size and certain increases in the placement fees for various forms of featured placements for listed items.

 Cost of Net Revenues

   Cost of net revenues increased from $14,000, or 3.8% of net revenues, in 1996 to $746,000, or 13.0% of net revenues, in 1997, and to $6.9 million, or 14.5% of net revenues, in 1998. The increases primarily resulted from the Company's expansion of its customer support organization, increases in bank processing charges for customer fees paid by credit cards, depreciation of the equipment required for the eBay website operations and ISP connectivity charges.

 Sales and Marketing

   eBay's sales and marketing expenses increased from $32,000, or 8.6% of net revenues, in 1996 to $1.7 million, or 30.1% of net revenues, in 1997, and to $19.8 million, or 41.9% of net revenues, in 1998. The increases from 1996 to 1997 primarily resulted from the building of a sales and marketing organization, which began late in the fourth quarter of 1996, and the commencement of significant advertising and promotional activities, which began in the third quarter of 1997. The increases from 1997 to 1998 primarily resulted from substantial increases in advertising and promotional expenses, including costs associated with a national print, broadcast and online advertising campaign and expenses associated with a marketing agreement with AOL, both of which commenced in the second half of 1998, as well as from continued growth in the number of sales and marketing personnel.

 Product Development

   eBay's product development expenses increased from $28,000, or 7.5% of net revenues, in 1996 to $831,000, or 14.5% of net revenues, in 1997, and to $4.6 million, or 9.7% of net revenues, in 1998. The increases in absolute dollars primarily resulted from increases in salaries, benefits and other personnel-related expenses as the Company significantly increased the size of its research and development staff, as well as expenses related to contractors and consultants used to increase the product development department. These increases were more than offset by increases in net revenues in 1998, resulting in the decline in development expenses as a percentage of net revenues from 14.5% in 1997 to 9.7% in 1998.

 General and Administrative

   eBay's general and administrative expenses increased from $45,000, or 12.1% of net revenues, in 1996 to $950,000, or 16.5% of net revenues, in 1997, and to $9.1 million, or 19.2% of net revenues, in 1998. The increase from 1996 to 1997 primarily resulted from increases in salaries, benefits and other personnel-related expenses and, to a lesser extent, from increases in the allowance for doubtful accounts, fees for professional services and overhead costs. The increase from 1997 to 1998 primarily resulted from the Company's contribution in June 1998 of 321,750 shares of common stock with an estimated fair value of $1.2 million to a charitable foundation. In June 1998, the Company also recorded compensation expense of $429,000 associated with purchases of restricted shares of common stock by the Company's outside directors. The increase from 1997 to 1998 also resulted from the Company recording a compensation expense of approximately $1.7 million associated with stock options granted to employees. Increases in personnel-related expenses, the allowance for doubtful accounts, fees for professional services and overhead costs also contributed to the increase from 1997 to 1998.

 Amortization of Acquired Intangibles

   During 1998, eBay recognized expenses totaling $150,000 for in-process technology assumed in the acquisition of Jump and charged this amount to operations because the technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use. The Company also recognized amortization expense of approximately $655,000 in 1998 associated with the covenants not to compete, the customer list and goodwill assumed in the Jump acquisition. See Note 2 of Notes to Consolidated Financial Statements.

 Interest and Other Income, Net

   eBay's interest and other income, net increased from $1,000 in 1996 to $56,000 in 1997 and to $869,000 in 1998. The increase from 1996 to 1997 was a result of interest earned on increased cash, cash equivalents and short-term investments, from the net proceeds of the Company's sales of preferred stock and warrants in June 1997. The increase in 1998 from 1997 resulted from interest earned on the net proceeds from the Company's initial public offering in September 1998 and, to a lesser extent, interest earned on proceeds from the exercise of warrants in May 1998 and interest earned from loans made to employees in connection with the exercise of their stock options.

 Provision for Income Taxes

   eBay's effective federal and state income tax rate was 41.7% in 1996, 43.4% in 1997 and 65.9% in 1998. The 1998 effective tax rate differed from the combined federal and state statutory rate of approximately 41.8% as a result of the non-deductibility of charges for stock based compensation and expenses related to the acquisition of Jump. The variation in the effective tax rates for 1996 and 1997 reflects differences in the deductibility of certain expenses. See Note 7 of Notes to the Consolidated Financial Statements.

 Stock-Based Compensation

   In connection with the grant of certain stock options from May 1997 through June 30, 1998, eBay recorded aggregate unearned compensation totaling $6.8 million, which amount is being amortized over the four-year vesting period of such options. Of the total unearned compensation, approximately $25,000 was amortized in 1997 and $2.7 million was amortized in 1998. These amortization amounts were allocated among the operational expense categories based upon the primary activity of the related employees. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   Since eBay's inception, the Company has financed its operations primarily from net cash generated from operating activities. The Company has acquired additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and in September 1998, net proceeds of $66.1 million from its initial public offering.

   Net cash provided by operating activities was $113,000 in 1996, $789,000 in 1997 and $6.3 million in 1998. Net cash provided by operating activities resulted primarily from the Company's net income before non-cash charges for amortization of unearned compensation, the provision for doubtful accounts and depreciation and amortization, as well as increases in various liability categories, offset in part by increases in accounts receivable.

   Net cash used in investing activities was $25,000 in 1996, $680,000 in 1997 and $49.3 million in 1998. Net cash used in investing activities in each of 1996 and 1997 was the result of purchases of property and equipment, primarily computer equipment and furniture and fixtures. During 1998, $8.9 million in cash was used to purchase property and equipment and $40.4 million was used to purchase short-term investments.

   Net cash provided by financing activities was $15,000 in 1996, $3.5 million in 1997 and $71.0 million in 1998. Net cash provided by financing activities in 1996 resulted almost entirely from sales of common stock and preferred stock. Net cash provided by financing activities in 1997 resulted primarily from the sale of $3.0 million of preferred stock and warrants and borrowings of $545,000 against a bank line of credit. See Notes 5 and 8 of Notes to Consolidated Financial Statements. Net cash provided by financing activities in 1998 resulted primarily from net proceeds of $66.1 million from the Company's initial public offering in September 1998, the exercise of warrants for $2.0 million and proceeds from sales of restricted common stock in the aggregate amount of $3.5 million. These proceeds were offset in part by principal payments of $598,000 on a bank line of credit and equipment leases. At December 31, 1998, the principal source of liquidity for the Company was $72.2 million of cash, cash equivalents and short-term investments.

   eBay had no material commitments for capital expenditures at December 31, 1998 but expects such expenditures to be at least $14.0 million in 1999. Such expenditures will primarily be for computer equipment, furniture and fixtures and leasehold improvements. eBay also has total minimum lease obligations of $25.1 million through November 2004 under certain noncancellable operating leases. As a result of eBay's August 1998 marketing agreement with AOL, the Company is obligated to make aggregate payments to AOL of $12.0 million over the three-year term of the agreement. Of this amount, $4.0 million was paid in 1998, and $1.7 million was expensed, resulting in a prepaid balance of $2.3 million and remaining obligation of $8.0 million at December 31, 1998. In March 1999, eBay and AOL expanded the scope of their strategic relationship. Under this new agreement, eBay will pay AOL $75 million over the four-year term of the contract. Under this agreement, the Company's remaining payment obligations to AOL under the previous agreement were cancelled. See Notes 6 and 11 of Notes to Consolidated Financial Statements.

   The Company believes that its existing cash, cash equivalents and short-term investments and any cash generated from operations together with the expected proceeds from its public offering filed with the Securities and Exchange Commission on March 25, 1999 will be sufficient to fund its operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, the Company's business could suffer. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be reduced.

Year 2000 Issues

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. The Company has completed modifications to its internal systems to attempt to ensure Year 2000 compliance. The costs of these modifications have not been material and have involved a reallocation of internal resources rather than incremental expenditures. Although the Company believes that its software is Year 2000 compliant, the Company may be wrong. If the Company is wrong, it could face unexpected expenses to fix the problem or unanticipated webside outages, either of which could harm its business. The Company uses third-party equipment and software that may not be Year 2000 compliant. For example, the Company relies on credit card companies to collect the majority of its revenues from users. Due to the nature of the credit card system, some industry analysts have questioned the effect of the year 2000 on credit card processing and billing. Failure of the Company's credit card vendors or other third-party equipment or software vendors to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses in seeking alternative means of payment or hardware or software replacements. It also could result in loss of revenues or unanticipated eBay website outages. The Company's marketing efforts are also dependent on the continued operation of Internet portals and other Internet sites on which it advertises.

   Although the Company has developed contingency plans with respect to collecting payment under these circumstances, the Company is unable to make contingency plans if any significant number of the computers constituting the Internet fail to process dates properly for the year 2000 and there is a systemwide slowdown or breakdown. The Company's business is dependent on the continued successful operation of the Internet. Any interruption or significant degradation of Internet operations due to Year 2000 problems could harm the Company's business.

Recent Accounting Pronouncements

   The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its financial statements.

Risk Factors

   The following risks should be carefully considered. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

 We have a limited operating history.

   Our company was formed as a sole proprietorship in September 1995 and we incorporated in May 1996. We have only a limited operating history on which you can base an evaluation of our business and prospects. As an online commerce company in the early stage of development, we face increased risks, uncertainties, expenses and difficulties. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

  . maintain and increase our number of registered users, items listed on our service and completed auctions;

  .  maintain and grow our website and customer operations;

  .  continue to make trading through our service safer for users;

  .  maintain and enhance our brand;

  .  successfully execute our business and marketing strategy;

  . continue to develop and upgrade our technology and information processing systems;

  .  continue to enhance our service to meet the needs of a changing market;

  .  provide superior customer service;

  .  respond to competitive developments; and

  .  attract, integrate, retain and motivate qualified personnel.

   We may be unable to accomplish one or more of these things, which could cause our business to suffer. In addition, accomplishing one or more of these things might be very expensive, which could harm our financial results.

 Our operating results may fluctuate.

   Our operating results have varied on a quarterly basis during our short operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

  . our ability to retain an active user base, to attract new users who list items for sale and who complete transactions through our service and to maintain customer satisfaction;

  . our ability to keep our website operational and to manage the number of items listed on our service;

  . federal, state or local government regulation, including investigations prompted by items improperly listed or sold by our users;

  . the introduction of new sites, services and products by us or our competitors;

  .  the success of our brand building and marketing campaigns;

  .  the level of use of the Internet and online services;

  . increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our website;

  .  consumer confidence in the security of transactions on our website;

  . our ability to upgrade and develop our systems and infrastructure to accommodate growth;

  .  our ability to attract new personnel in a timely and effective manner;

  .  the volume of items listed on our website;

  . the timing, cost and availability of advertising in traditional media and on other websites and online services;

  .  the timing of marketing expenses under existing contracts;

  .  technical difficulties or service interruptions;

  . the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

  .  consumer trends and popularity of some categories of collectible items;

  .  volume, size, timing and completion rate of trades on our website; and

  . general economic conditions and economic conditions specific to the Internet and electronic commerce industries.

   Our limited operating history and the emerging nature of the markets in which we compete make it difficult for us to forecast our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of future performance. We do not have backlog, and almost all of our net revenues each quarter come from auctions that are listed and completed during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

 Our failure to manage growth could harm us.

   We currently are experiencing a period of significant expansion in our headcount, facilities and infrastructure and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under severe strain by our rate of growth include the following:

  . The Website. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our website. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our website may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime could harm our business and also could discourage users of our website and reduce future revenues.

  . Customer Support. We must expand our customer support operations to accommodate the increased number of users and transactions on our website. If we are unable to hire and successfully train sufficient employees or contractors in this area, users of our website may have negative experiences and current and future revenues could suffer.

  . Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

   We must continue to hire, train and manage new employees at a rapid rate. The majority of our employees today have been with us less than one year and we expect that our rate of hiring will continue at a very high pace. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.

 We may not maintain profitability.

   We believe that our continued profitability and growth will depend in large part on our ability to do the following:

  .  increase our brand name awareness;

  .  provide our customers with superior community and trading experiences;
     and

  .  maintain sufficient transaction volume to attract buyers and sellers.

   We are investing heavily in marketing and promotion, further development of our website, technology and operating infrastructure development. We have significant ongoing commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The emergence of competitors, many of whom are offering free auctions to users, may limit our ability to raise user fees in response to declines in profitability or require us to reduce our fees. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Our growth rates are not sustainable and we expect growth rates will decrease in the future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

 Our business may be harmed by the listing or sale by our users of illegal items.

   The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to civil or criminal liability for unlawful activities carried out by users through our service. In order to reduce our exposure to this liability, we have increased the number of personnel reviewing potentially illegal items and may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant media attention relating to the listing or sale of unlawful goods on our website. A continuation of this negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

 Our business may be harmed by the listing or sale by our users of pirated items.

   We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have actively sought to work with the content community to eliminate infringing listings on our website, some content owners have expressed the view that our efforts are insufficient. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways or could otherwise harm our business.

 Our business may be harmed by fraudulent activities on our website.

   Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We do not take responsibility for delivery of payment or goods to any user of our service. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if no reimbursement is made. Any resulting litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business.

 Government inquiries may lead to charges or penalties.

   On January 29, 1999, we received requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our website. We have been informed that the inquiry includes an examination of our practices with respect to these transactions. We are fully cooperating with the inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter at this time. Should this or any other investigation lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would certainly suffer if we were not to prevail in any action like this.

   A large number of transactions occur on our website. As a result, we believe that government regulators have received a substantial number of consumer complaints about us which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps we take to protect our users from fraud. For example, the City of New York--Department of Consumer Affairs received complaints from users about transactions on our website. In investigating these complaints, the Department of Consumer Affairs requested information about us and these transactions. We have provided the requested information. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts. If one or more of these agencies is not satisfied with our response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm our business.

 We are subject to risks associated with information disseminated through our service.

   The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon other online services companies currently are pending. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. If we become liable for information provided by our users and carried on our service, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

This may require us to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. We carry liability insurance, but it may not be adequate to fully compensate us if we become liable for information carried on or through our service. Any costs incurred as a result of this liability or asserted liability could harm our business.

 We are subject to intellectual property litigation.

   On March 24, 1999 we were sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for our alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against our operations. It also seeks treble damages and attorneys' fees and costs. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. We could be forced to incur material expenses during this defense, and in the event we were to lose this suit our business would be harmed.

   Other third parties have from time to time claimed and may claim in the future that we have infringed their past, current or future technologies. We expect that participants in our markets increasingly will be subject to infringement claims as the number of services and competitors in our industry segment grows. Any claim like this, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on acceptable terms or at all. As a result, any claim like this could harm our business.

 The inability to expand our systems may limit our growth.

   We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our website, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend on the number of items listed by users, the volume of user auctions that are successfully completed and the final prices paid for the items listed. If the volume of traffic on our website or the number of auctions being conducted by customers continues to increase, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We may not be able to accurately project the rate or timing of increases, if any, in the use of our service or to timely expand and upgrade our systems and infrastructure to accommodate any increases.

   We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our website. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience on our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

 System failures could harm our business.

   Our future success, and in particular our ability to facilitate trades successfully and provide high quality customer service, will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our service currently is located at the facilities of Exodus Communications, Inc. ("Exodus") in Santa Clara, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the Exodus facility could result in interruptions in our services. In addition, the failure by Exodus to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

   In the quarter ended December 31, 1998, we experienced longer and more frequent system interruptions than in the first three quarters of 1998. Our website has been interrupted for periods ranging from five minutes to three hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that must be responded to by our customer support personnel. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed.

 Unauthorized break-ins to our service could harm our business.

   Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions. In addition, unauthorized persons may improperly access our data. We recently experienced an unauthorized break-in by a "hacker" who has stated that he can in the future damage or change our system or take confidential information. Any such actions by this or any other individual could harm us. Such actions may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service.

 Our stock price has been and may continue to be extremely volatile.

   The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  .  actual or anticipated variations in our quarterly operating results;

  . announcements of technological innovations or new services by us or our competitors;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the Internet and online commerce industries;

  .  the emergence of online securities trading;

  . changes in the market valuations of other Internet or online service companies;

  .  developments in Internet regulations;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  unscheduled system downtime;

  .  additions or departures of key personnel;

  .  sales of our common stock or other securities in the open market; and

  .  other events or factors that may be beyond our control.

   In addition, the trading price of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted against the company. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

 New and existing regulation of the Internet could harm our business.

   We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon us in the future, which could harm our business.

   Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

   In the United States, companies are required to qualify as foreign corporations in states where they are conducting business. As an Internet company, it is unclear in which states we are actually conducting business. We currently are qualified to do business only in California and Ohio. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in those jurisdictions. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could harm our business.

 Our business has been seasonal.

   Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. Our limited operating history makes it difficult to assess the impact of these seasonal factors or whether or not our business is susceptible to cyclical fluctuations in the U.S. economy. In addition, our rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

 We are dependent on the continued growth of the online person-to-person commerce market.

   The market for the sale of goods over the Internet, particularly through person-to-person trading, is a new and emerging market. Our future revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our website requires users to make publicly available their e-mail addresses and other personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods.

 There are many risks associated with international operations.

   We are expanding internationally and recently launched separate home pages dedicated to Canada and the United Kingdom. Expansion into international markets will require management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. We may have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

  . regulatory requirements that may limit or prevent the offering of our services in local jurisdictions;

  . legal uncertainty regarding liability for the listings of our users, including less Internet friendly basic law and unique local laws;

  .  government-imposed limitations on the public's access to the Internet;

  .  difficulties in staffing and managing foreign operations;

  . longer payment cycles, different accounting practices and problems in collecting accounts receivable;

  .  cultural nonacceptance of online auctions;

  .  political instability;

  .  seasonal reductions in business activity;

  .  potentially adverse tax consequences; and

  . administrative burdens in collecting local taxes, including value-added taxes.

   To the extent we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations.

 Our business may be subject to sales and other taxes.

   We do not collect sales or other similar taxes on goods sold by users through our service. One or more states may seek to impose sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government recently enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years. This tax moratorium will last only for a limited period and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system could harm our business.

 We are dependent on key personnel.

   Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key employees. We have only eight executive officers, and the loss of the services of any of them or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel and we do not maintain any "key person" life insurance policies. Our future success also will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and especially in the San Francisco/Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. As a result of the recent appreciation in our stock price, we believe that we may be disadvantaged in competing for these employees with other companies whose stocks have not similarly appreciated or who have not yet gone public.

 Our market is intensely competitive.

   The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. Our direct competitors include various online person-to-person auction services, including Yahoo! Auctions Powered by Onsale and Excite, Inc., both of which are free to sellers and buyers, Auction Universe and a number of other small services, including those that serve specialty or regional markets such as CityAuction. We also compete indirectly with business-to-consumer online auction services such as Onsale, First Auction, Surplus Auction and uBid. A number of traditional auction companies, including Butterfield & Butterfield and Sotheby's, are offering or have announced plans to create Internet auction sites. We potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including Amazon.com, America Online, Inc. ("AOL"), Lycos, Inc. and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in the online auction market. The principal competitive factors in our market include the following:

  .  volume of transactions and selection of goods;

  .  community cohesion and interaction;

  .  system reliability;

  .  customer service;

  .  reliability of delivery and payment by users;

  .  brand recognition;

  .  website convenience and accessibility;

  .  level of service fees; and

  .  quality of search tools.

   Some current and many potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors.

   In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we recently implemented an insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. The financial impact of this insurance program is not yet known. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service. Some Web-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with us.

   Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms. Even if these arrangements are renewed, they may not result in increased usage of our service. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us substantial fees for inclusion.

 Our business is dependent on the development and maintenance of the web infrastructure.

   The success of our service will depend largely on the development and maintenance of the Web infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well timely development of complementary products such as high speed modems, for providing reliable Web access and services. Because global commerce and the online exchange of information is new and evolving, we cannot predict whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Web continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Web infrastructure may be unable to support the demands placed on it. In addition, the performance of the Web may be harmed by increased users or bandwidth requirements.

   The Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from the "Year 2000" problem. See "--Our business could be harmed by Year 2000 compliance issues." These outages and delays could reduce the level of Web usage as well as the level of traffic and the processing of auctions on our service. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complementary products or services necessary to make the Web a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Web may not become a viable commercial marketplace for services such as those that we offer.

 Our business is subject to online commerce security risks.

   A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. An individual recently claimed to have misappropriated some of our confidential information by breaking into our computer system. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches like the recent one could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

 We must keep pace with rapid technological change to remain competitive.

   The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These market characteristics are worsened by the emerging nature of the Internet and the apparent need of companies from a multitude of industries to offer Web-based products and services. Our future success therefore will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service. Our failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

 We need to develop new services, features and functions in order to expand.

   We plan to expand our operations by developing new or complementary services, products or transaction formats or expanding the breadth and depth of services. We may be unable to expand our operations in a cost-effective or timely manner. Even if we do expand, we may not maintain or increase our overall market acceptance. If we launch a new business or service that is not favorably received by consumers, it could damage our reputation and diminish the value of our brand. We anticipate that future services may include pre- and post-trade services, including the following:

  .  the scanning and uploading of photographs of listed items;

  .  authentication and appraisal;

  .  arrangements to facilitate shipment of products; and

  . methods to facilitate buyers' payments to sellers, such as credit card services.

   We may pursue strategic relationships with third parties to provide many of these services. By using third parties to deliver these services, we may be unable to control the quality of these services and our ability to address problems if any of these third parties fails to perform adequately will be reduced. Expanding our operations in this manner also will require significant additional expenses and development, operations and other resources and will strain our management, financial and operational resources. The lack of market acceptance of any new services could harm our business.

 Our growth will depend on our ability to develop our brand.

   We believe that our historical growth has been largely attributable to word of mouth. We have benefited from frequent and high visibility media exposure both nationally and locally. We do not expect the frequency or quality of this media exposure to continue. However, we believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our service. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide high quality services. In order to promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incurred in building our brand. If we do attract new users to our service, they may not conduct transactions over our service on a regular basis. If we fail to promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

 We may be unable to adequately protect or enforce our intellectual property rights.

   We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with which we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, Microsoft and Sun Microsystems Inc., the suppliers of key database technology, the operating system and specific hardware components for our service. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of this technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost.

 Our business is subject to consumer trends.

   We derive substantially all of our revenues from fees received from sellers for listing products for sale on our service and fees received from successfully completed auctions. Our future revenues will depend upon continued demand for the types of goods that are listed by users of our service. The popularity of certain categories of items, such as toys, dolls and memorabilia, among consumers may vary over time due to perceived scarcity, subjective value, and societal and consumer trends in general. For example, during the three months ended December 31, 1998, we had, at times, approximately 7% of our listings involved in "Beanie Babies." A decline in the popularity of, or demand for, certain collectibles or other items sold through our service could reduce the overall volume of transactions on our service, resulting in reduced revenues. In addition, consumer "fads" may temporarily inflate the volume of certain types of items listed on our service, placing a significant strain upon our infrastructure and transaction capacity. These trends also may cause significant fluctuations in our operating results from one quarter to the next. Any decline in demand for the goods offered through our service as a result of changes in consumer trends could harm our business.

 Acquisitions could result in dilution, operating difficulties and other harmful consequences.

   If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. For example, in June 1998, we acquired Jump Incorporated ("Jump"), the developer and operator of Up4Sale, an advertising-supported online trading service. Although the integration of Jump is largely complete, the process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition, including Jump, may not be realized. We currently do not have any understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition currently is being pursued. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

-------------------------------------------------------------------------------
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------------------

Interest Rate Risk

   The primary objective of eBay's investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 1998, approximately 55% of the Companys total portfolio matures in one year or less, with the remainder maturing in less than two years. See Note 1 of Notes to Consolidated Financial Statements.

   The following table presents the amounts of the Company's cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 1998:

                                           1999     2000     Total  Fair Value
                                          -------  -------  ------- ----------
                                                (Dollars in thousands)
Cash equivalents and short-term
 investments............................. $34,852  $28,114  $62,966  $62,966
Average interest rates...................     3.8%     3.5%

   eBay did not hold derivative financial instruments as of December 31, 1998, and has never held such instruments in the past. In addition, eBay had no outstanding debt as of December 31, 1998.

Foreign Currency Risk

   Currently the majority of eBay's sales and expenses are denominated in U.S. dollars and as a result the Company has experienced no significant foreign exchange gains and losses to date. While the Company does expect to effect some transactions in foreign currencies during 1999, it does not anticipate that foreign exchange gains or losses will be significant. The Company has not engaged in foreign currency hedging activities to date.

-------------------------------------------------------------------------------
Item 8: Financial Statements and Supplementary Data
-------------------------------------------------------------------------------

   Annual Financial Statements: See Part IV, Item 14 of this Form 10-K.

   Selected Quarterly Data: See Part II, Item 7 of this Form 10-K.

-------------------------------------------------------------------------------
Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

   None.

-------------------------------------------------------------------------------
PART III

Item 10: Directors and Executive Officers of the Registrant
-------------------------------------------------------------------------------

Executive Officers and Directors

   The following table sets forth certain information regarding the executive officers and directors of the Company as of March 1, 1999:

           Name           Age                      Position
 ------------------------ --- -------------------------------------------------
 Pierre M. Omidyar.......  31 Founder, Chairman of the Board and a director
 Margaret C. Whitman.....  42 President, Chief Executive Officer and a director
 Gary F. Bengier.........  44 Chief Financial Officer and Vice President
                              Operations
 Michael R. Jacobson.....  44 Vice President, Legal Affairs, General Counsel
                              and Secretary
 Jeffrey S. Skoll........  34 Vice President Strategic Planning and Analysis
 Brian T. Swette.........  45 Senior Vice President of Marketing and
                              International
 Steven P. Westly........  42 Vice President Marketing and Business Development
 Michael K. Wilson.......  41 Senior Vice President Product Development and
                              Site Operations
 Scott D. Cook (1).......  46 Director
 Robert C. Kagle (1)(2)..  43 Director
 Howard D. Schultz (2)...  45 Director

--------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

   Pierre M. Omidyar founded eBay as a sole proprietorship in September 1995. He has been a director and Chairman of the Board since eBay's incorporation in May 1996 and also served as its Chief Executive Officer, Chief Financial Officer and President from inception to February 1998, November 1997 and August 1996, respectively. Prior to founding eBay, Mr. Omidyar was a developer services engineer at General Magic, a mobile communication platform company from December 1994 to July 1996. Mr. Omidyar co-founded Ink Development Corp. ("Ink") (later renamed eShop) in May 1991 and served as a software engineer there from May 1991 to September 1994. Prior to co-founding Ink, Mr. Omidyar was a developer for Claris, a subsidiary of Apple Computer, and for other Macintosh-oriented software development companies. Mr. Omidyar holds a B.S. degree in Computer Science from Tufts University.

   Margaret C. Whitman has served as President and Chief Executive Officer of eBay since February 1998 and a director since March 1998. From January 1997 to February 1998, she was General Manager of the Preschool Division of Hasbro Inc., a toy company. From February 1995 to December 1996, Ms. Whitman was employed by FTD, Inc., a floral products company, most recently as President, Chief Executive Officer and a director. From October 1992 to February 1995, Ms. Whitman was employed by The Stride Rite Corporation, in various capacities, including President, Stride Rite Children's Group and Executive Vice President, Product Development, Marketing & Merchandising, Keds Division. From May 1989 to October 1992, Ms. Whitman was employed by The Walt Disney Company ("Disney"), an entertainment company, most recently as Senior Vice President, Marketing, Disney Consumer Products. Before joining Disney, Ms. Whitman was at Bain & Co., a consulting firm, most recently as a Vice President. Ms. Whitman currently serves on the board of directors of Staples, Inc. Ms. Whitman holds an A.B. degree in Economics from Princeton University and an M.B.A. degree from the Harvard Business School.

   Gary F. Bengier has served as Chief Financial Officer and Vice President Operations of eBay since November 1997. From February 1997 to October 1997, Mr. Bengier was Vice President and Chief Financial Officer of VXtreme, Inc. a developer of Internet video streaming products. Prior to that time, Mr. Bengier was Corporate Controller at Compass Design Automation, a publisher of electronic circuit design software, from February 1993 to February 1997. Mr. Bengier has also held senior financial positions at Kenetech Corp., an energy services company, and Qume Corp., a computer peripherals company, where he participated in numerous debt and equity financing transactions. Prior to joining Qume in 1989, Mr. Bengier spent six years at Bio-Rad Laboratories and held varied financial management roles. Mr. Bengier also spent several years as a management consultant for Touche Ross & Co. Mr. Bengier holds a B.B.A. degree in Computer Science and Operations Research from Kent State University and an M.B.A. degree from the Harvard Business School.

   Michael R. Jacobson has served as eBay's Vice President, General Counsel and Secretary since August 1998. From 1986 to August 1998, Mr. Jacobson was a partner with the law firm of Cooley Godward LLP, specializing in securities law, mergers and acquisitions and other transactions. Mr. Jacobson holds an A.B. degree in Economics from Harvard College and a J.D. degree from Stanford Law School.

   Jeffrey S. Skoll has served as eBay's Vice President Strategic Planning and Analysis since February 1998, its President from August 1996 to February 1998 and as a director from December 1996 to March 1998. From July 1995 to July 1996, Mr. Skoll served as Channel Marketing Manager for Knight-Ridder Information Inc., an online information services company and from September 1993 to July 1995 was a student at the Stanford Graduate School of Business. Prior to that time, Mr. Skoll was President of Skoll Engineering, a systems consulting firm that he founded, from September 1987 to August 1993. Mr. Skoll also co-founded Micros on the Move Ltd., a computer rentals company, as an adjunct to Skoll Engineering in 1990. Mr. Skoll holds a B.a.S.C. degree in Electrical Engineering from the University of Toronto and an M.B.A. degree from the Stanford Graduate School of Business.

   Brian T. Swette has served as eBay's Senior Vice President of Marketing and International since August 1998. From 1981 to June 1998, Mr. Swette was employed by Pepsi-Cola Beverages, a global beverage company, in various capacities including Executive Vice President and Chief Marketing Officer-- Global Beverages from March 1996 to June 1998, Executive Vice President Marketing--North America from September 1994 to March 1996, Senior Vice President and General Manager of New Business from February 1992 to September 1994, Senior Vice President Marketing and Strategy--North America from 1990 to 1991, Vice President North Latin America--General Manager from 1986 to 1989, Director of Marketing Planning and Development--Pepsi International from 1984 to 1986 and Country Manager--Brazil from 1981 to 1984. Before joining Pepsi-Cola Beverages, Mr. Swette worked in various capacities for Procter & Gamble from 1977 to 1981. Mr. Swette currently serves on the board of directors of J. Crew Apparel. Mr. Swette holds a B.S. degree in Economics from Arizona State University.

   Steven P. Westly has served as eBay's Vice President Marketing and Business Development since August 1997. From July 1996 to August 1997, Mr. Westly was Vice President, Business Development of WhoWhere?, an Internet directory and Web-based email company. Prior to that time, Mr. Westly was Director of Sales for Netcom, an Internet service provider, from August 1995 to July 1996 and was Deputy Director of Office of Economic Development, City of San Jose, California, from April 1991 to August 1995. Before joining the Office of Economic Development, Mr. Westly served as President of Codd and Date International, a relational database consulting firm, from January 1990 to March 1992 and was the Managing Director of Bridgemere Capital, an investment banking firm, from 1987 to 1990. Mr. Westly holds a B.A. degree in History from Stanford University and an M.B.A. degree from the Stanford Graduate School of Business.

   Michael K. Wilson has served as eBay's Senior Vice President Product Development and Site Operations since February 1999, and Vice President Product Development and Site Operations from January 1997 through January 1999. From October 1995 to January 1997, Mr. Wilson was Vice President of WELL Engaged, L.L.C., a wholly-owned subsidiary of The Well, a software company. Prior to that time, Mr. Wilson was an engineer for daVinci Time and Space, a television company, from February 1995 to October 1995, an engineer for eShop, a software company, from February 1992 to August 1994 and a Director of Mainframe Engineering for Neuron Data, an engineering company, from 1987 to 1991. Before joining Neuron Data, Mr. Wilson worked in several capacities at Oracle Corporation from 1983 to 1987, Chevron from 1979 to 1983, and Macy's from 1975 to 1979.

   Scott D. Cook has served as a director of eBay since June 1998. Mr. Cook is the founder of Intuit Inc. ("Intuit") and has been a director of Intuit, a financial software developer, since March 1984 and its Chairman of the Board since March 1993. From March 1984 to April 1994, Mr. Cook served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of Amazon.com and Broderbund Software, Inc. Mr. Cook holds a B.A. degree in Economics and Mathematics from the University of Southern California and an M.B.A. degree from the Harvard Business School.

   Robert C. Kagle has served as a director of eBay since June 1997. Mr. Kagle has been a Member of Benchmark Capital Management Co., L.L.C. ("Benchmark"), the General Partner of Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P., since its founding in May 1995. Mr. Kagle also has been a General Partner of Technology Venture Investors since January 1984. Mr. Kagle holds a B.S. degree in Electrical and Mechanical Engineering from the General Motors Institute (renamed Kettering University in January 1998) and an M.B.A. degree from the Stanford Graduate School of Business.

   Howard D. Schultz has served as a director of eBay since June 1998. Mr. Schultz is the founder of Starbucks Corporation ("Starbucks"), a provider of gourmet coffee, and has been its Chairman of the Board and Chief Executive Officer since its inception in 1985. From 1985 to June 1994, Mr. Schultz was also President of Starbucks. Mr. Schultz was the director of Retail Operations and Marketing for Starbucks Coffee Company, a predecessor to Starbucks from September 1982 to December 1985 and was the Chairman of the Board, Chief Executive Officer and President of Il Giornale Coffee Company, a predecessor to Starbucks, from January 1986 to July 1987. Mr. Schultz is also one of two founding members of Maveron LLC, a company providing advisory services to consumer-based businesses, and is one of two members of a limited liability company that serves as a general partner of its affiliated venture capital fund, Maveron Equity Partners, L.P. (together, "Maveron").

Board Composition

   eBay's Board of Directors (the "Board") is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. The Class I directors, currently Messrs. Cook and Kagle, will stand for re-election or election at the 1999 annual meeting of stockholders. The Class II directors, currently Messrs. Omidyar and Schultz, will stand for re-election or election at the 2000 annual meeting of stockholders and the Class III director, currently Ms. Whitman, will stand for re-election or election at the 2001 annual meeting of stockholders.

Board Committees

   The Audit Committee of the Board consists of Robert C. Kagle and Scott D. Cook. The Audit Committee reviews eBay's financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by eBay's independent auditors. The Compensation Committee of the Board consists of Robert C. Kagle and Howard D. Schultz. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for eBay's officers and employees and administers eBay's employee benefit plans.

Compensation Committee Interlocks and Insider Participation

   None of the members of the Compensation Committee of the Board was at any time since the formation of the Company an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company's Board or Compensation Committee.

Director Compensation

   Directors of the Company do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending Board and Board committee meetings. In June 1998, Mr. Cook and Mr. Schultz were each granted an option to purchase 450,000 shares of Common Stock of the Company at an exercise price of $3.11 per share in connection with their service on the Board. Such options were immediately exercisable. Prior to exercise, Mr. Schultz assigned the beneficial interest in his option to acquire 337,500 of these shares to his affiliate, Maveron (see Mr. Schultz's biography above). Mr. Schultz thereafter exercised his option to acquire 112,500 shares in exchange for a full recourse fifty-five month promissory note for $350,000 at an interest rate of 8% per year. Interest on the note is payable annually and the principal is due on December 1, 2002. In addition, in June 1998, Mr. Schultz exercised, on behalf of Maveron, the assigned portion of the option to acquire the remaining 337,500 shares in exchange for $1.05 million in cash. The shares of Common Stock received are subject to the Company's right of repurchase at termination of service at a repurchase price equal to the exercise price of the option that lapses as to 25% of the shares on the first anniversary of the date of grant and 2.08% each full succeeding month thereafter. Also in June 1998, Mr. Cook and Maveron each purchased an additional 321,750 shares of Common Stock at a price of $3.11 per share for cash. The Company subsequently concluded that the fair market value of the Company's Common Stock on the date that the Company agreed to make the sale was $3.78 and consequently recognized $0.67 per share, or an aggregate $429,000, as general and administrative expense in the year ended December 31, 1998.

   In July 1998, the Board adopted, and in August 1998 the Company's stockholders approved, the Directors Plan and reserved a total of 600,000 shares of the Company's Common Stock for issuance thereunder. Members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Directors Plan. The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the Common Stock on the date of grant. Each eligible director will initially be granted an option to purchase 90,000 shares (an "Initial Grant") on the date such director first becomes a director (the "Effective Date"). At each Annual Meeting of the Company, each eligible director will automatically be granted an additional option to purchase 15,000 shares if such director has served continuously as a member of the Board since the date of such director's Initial Grant or, if such director was ineligible to receive an Initial Grant, since the Effective Date. In March 1999, the Board amended the Directors Plan to provide that no such grants would be made to eligible directors at the 1999 Annual Meeting. The Board is considering other changes to the Directors Plan in light of the proposed changes in the accounting for this type of plan. The term of such options is ten years, provided that they will terminate seven months following the date on which the director ceases to be a director of or a consultant to the Company (12 months if the termination is due to death or disability). All options granted under the Directors Plan will vest as to 25% of the shares on the first anniversary of the date of grant and as to 2.08% of the shares each month thereafter, provided the optionee continues as a member of the Board or as a consultant to the Company.

-------------------------------------------------------------------------------
Item 11: Executive Compensation
-------------------------------------------------------------------------------

   The following table shows compensation earned during fiscal 1997 and 1998 by eBay's Chairman of the Board, Chief Executive Officer and eBay's four most highly-compensated executive officers for fiscal 1998. These people are referred to as the "Named Officers." Mr. Omidyar was the Chief Executive Officer of the Company at December 31, 1997. In February 1998, Margaret C. Whitman was hired as the Company's Chief Executive Officer. Titles shown in the table are titles held as of December 31, 1998. The information in the table includes salaries, bonuses, stock options granted and other miscellaneous compensation. eBay has not granted stock appreciation rights or restricted stock awards and has no long-term compensation benefits other than stock options. No executive officer who held office at December 31, 1997 received total annual compensation in excess of $100,000 in 1997.

                          Summary Compensation Table

                                                                              Long-Term and Other
                                                 Annual Compensation             Compensation
                                          --------------------------------- -----------------------
                                                                            Number of
                                                                            Securities
                                   Fiscal                    Other Annual   Underlying  All Other
Name and 1998 Principal Positions   Year   Salary  Bonus(1) Compensation(2)  Options   Compensation
---------------------------------  ------ -------- -------- --------------- ---------- ------------
Margaret C. Whitman......           1998  $145,833 $100,000     $1,500      7,200,000    $34,894(3)
 President and Chief                1997        --       --         --             --
 Executive Officer

Pierre Omidyar...........           1998    96,000   25,000         --             --
 Founder and Chairman of            1997    65,446       --         --             --
 the Board

Steven P. Westly.........           1998   120,000   51,000      1,500        108,000
 Vice President Marketing           1997       N/A       --         --      2,376,000
 and Business Development

Gary F. Bengier..........           1998   125,000   25,000      1,500             --
 Chief Financial Officer            1997       N/A       --         --      1,575,000
 and Vice President
 Operations

Michael K. Wilson........           1998   120,000   30,000         --             --
 Vice President Product             1997       N/A       --         --      2,700,000
 Development and Site
 Operations

Jeffrey S. Skoll.........           1998    96,000   25,000      1,500             --
 Vice President,                    1997       N/A       --         --             --
 Strategic Planning and
 Analysis

--------
(1) All bonuses represent amounts paid in 1999 for services rendered in 1998, except for $26,000 of the $51,000 paid to Steven P. Westly which was paid in 1998 for services rendered in 1998.
(2) Represents matching contributions by the Company under its 401(k) Plan.
(3) Represents a reimbursement for relocation expenses paid to Margaret C. Whitman in 1998.

   The following executive officers received grants of options in 1998 pursuant to the 1997 Stock Option Plan (the "1997 Plan").

                           Option Grants During 1998

                                    Percentage
                                     of Total
                         Number of   Options                           Potential Realizable Value at
                         Securities Granted to                      Assumed Annual Rates of Stock Price
                         Underlying Employees  Exercise               Appreciation for Option Term(4)
                          Options     during   Price Per Expiration ------------------------------------
Name                     Granted(1)  1998(2)   Share(3)     Date         0%          5%          10%
----                     ---------- ---------- --------- ---------- ----------- ----------- ------------
Margaret C. Whitman..... 7,200,000     41.7%     $0.07   1/20/2008  $42,720,000 $69,888,248 $111,569,674
Steven P. Westly........    27,000      0.2       0.07   1/20/2008      160,200     262,081      418,386
                            36,000      0.2       0.22    3/4/2008      208,000     343,841      552,248
                            27,000      0.2       0.67   4/13/2008      144,000     245,881      402,186
                            18,000      0.1       3.11    6/8/2008       52,000     119,921      224,124

--------
(1) Options granted in 1998 were granted under the 1997 Plan. All options granted were immediately exercisable and were either incentive stock options or nonqualified stock options. These options were granted by the Board and generally vest over four years at the rate of 25% of the shares subject to the option on the first vesting date specified in the Stock Option Agreement and 2.08% per month thereafter. Upon certain changes in control of the Company, this vesting schedule will accelerate as to all shares that are then unvested. Unvested shares are subject to the Company's right of repurchase upon termination of employment. Options expire ten years from the date of grant. In determining the fair market value of the Company's Common Stock on each grant date, the Board considered, among other things, the price of arms'-length sales of the Company's Common Stock and Series B Preferred Stock, the Company's absolute and relative levels of revenues and other operating results, the state of the Company's website development, the entry into the Company's market of certain potentially significant competitors and the appreciation of stock values of a number of generally comparable Internet companies. See and "--Compensation Arrangements" below and Note 10 of Notes to Consolidated Financial Statements for a description of the material terms of these options.
(2) Based on options granted to purchase 17,286,756 shares of Common Stock of the Company during 1998.
(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by the Board of Directors on the date of grant.
(4) Potential realizable values are computed by multiplying the number of shares of Common Stock subject to a given option by the initial public offering price of $6.00 per share, assuming that the aggregate stock value derived from that calculation compounds at the annual 0%, 5% or 10% rate shown in the table for the entire ten-year term of the option and subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

   The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 1998 and the number of shares of Common Stock subject to exercisable and unexercisable stock options held as of December 31, 1998 by each of the Named Officers. Value at fiscal year end is measured as the difference between the exercise price and the fair market value at close of market on December 31, 1998, which was $80.42.

      Aggregate Option Exercises in 1998 and Values at December 31, 1998

                                                   Number of Securities Underlying      Value of Unexercised
                          Number of                    Unexercised Options at          In-the-Money Options at
                           Shares                         December 31, 1998               December 31, 1998
                         Acquired on      Value    ------------------------------- -------------------------------
Name                     Exercise(1)   Realized(2) Exercisable(#) Unexercisable(#) Exercisable($) Unexercisable($)
----                     -----------   ----------- -------------- ---------------- -------------- ----------------
Margaret C. Whitman.....  7,200,000(3) $42,720,000         --              --        $       --      $       --
Steven P. Westly........  2,484,000(4)  14,741,000         --              --                --              --
Gary F. Bengier.........  1,575,000(5)   9,397,500         --              --                --              --
Michael K. Wilson.......  1,800,000(6)  10,788,000    262,500         637,500        21,107,625      51,261,375
Jeffrey S. Skoll........         --             --         --              --                --              --

--------
(1) Except as otherwise noted, all of the shares acquired were unvested as of December 31, 1998 and subject to the Company's right of repurchase upon termination of employment at a price equal to the exercise price of the option pursuant to which the shares were acquired.
(2) Based on the initial public offering price per share of $6.00, minus the per share exercise price, multiplied by the number of shares issued upon exercise of the option.
(3) As of December 31, 1998, 90,000 shares of the 7,200,000 shares acquired were vested and 7,110,000 shares were unvested and subject to the Company's right of repurchase upon termination of employment.
(4) As of December 31, 1998, 792,000 shares of the 2,484,000 shares acquired were vested and 1,692,000 shares were unvested and subject to the Company's right of repurchase upon termination of employment.
(5) As of December 31, 1998, 426,563 shares of the 1,575,000 shares acquired were vested and 1,148,437 shares were unvested and subject to the Company's right of repurchase upon termination of employment.
(6) As of December 31, 1998, 862,500 shares of the 1,800,000 shares acquired were vested and 937,500 shares were unvested and subject to the Company's right of repurchase upon termination of employment.

Compensation Arrangements

   Ms. Whitman's employment offer letter of January 16, 1998 provides for an initial annual base salary of $175,000 and an initial bonus of up to $100,000. It also provides that, in the event Ms. Whitman's employment is terminated for any reason other than cause, she will continue to receive her salary compensation for six months and, if at the end of such period Ms. Whitman remains unemployed, she will be eligible to receive additional salary compensation for the lesser of six months or until she becomes employed. Ms. Whitman was also granted an immediately exercisable option to purchase 7,200,000 shares of Common Stock. As described under "Certain Transactions," in February 1998 Ms. Whitman exercised this option. The shares issued to her remain subject to the Company's right to repurchase "unvested" shares upon the termination of her employment. This right to repurchase lapsed with respect to 1,800,000 shares as of March 1, 1999 and will lapse with respect to 150,000 shares at the end of each month thereafter.

   Mr. Bengier's employment offer letter of September 15, 1997 provides for an initial annual base salary of $125,000. Mr. Bengier was also granted an immediately exercisable option to purchase 1,575,000 shares of Common Stock at an exercise price of $0.03, which he exercised in full in January 1998. The shares are subject to the Company's right to repurchase unvested shares upon termination of employment, which right lapsed as to 393,750 shares in September 1998 and will lapse with respect to 32,813 shares at the end of each month thereafter.

   Mr. Westly's employment offer letter of August 8, 1997 provides for an initial annual base salary of $120,000 and a $25,000 signing bonus. Mr. Westly was also granted immediately exercisable options to purchase

2,484,000 shares (2,376,000 shares on employment and an additional 108,000 shares during his first year of employment) of Common Stock at a weighted average exercise price of $0.07 per share which he exercised in full in January, May and June 1998 subject to the Company's right to repurchase unvested shares upon termination of employment, which lapses at a rate of 25% of the shares originally subject to the option on the first anniversary of his employment or the date of grant, depending on the option, and one forty-eighth of the shares at the end of each month thereafter. During his first year of employment, Mr. Westly received an additional $30,000 bonus.

   Mr. Wilson's employment offer letter of December 9, 1996 provides for an initial annual base salary of $78,000. Mr. Wilson was also granted an immediately exercisable option to purchase 1,800,000 shares of Common Stock at an exercise price of $0.01 per share which he exercised in full in January 1998 subject to the Company's right to repurchase unvested shares upon termination of employment, which lapsed as to 450,000 shares in December 1997 and will lapse with respect to 37,500 shares at the end of each month thereafter. During his first year of employment, Mr. Wilson received an additional option to purchase 900,000 shares of Common Stock at an exercise price of $0.03 per share.

   Mr. Skoll's employment offer letter of October 16, 1996 provides for an initial annual salary of $30,000 and a 30-day right to purchase the 30,600,000 shares of Common Stock that he currently owns subject to the Company's right of repurchase through June 30, 2000. The right of repurchase lapsed with respect to seven forty-eighths of the total shares purchased on February 1, 1997 and will lapse with respect to an additional one forty-eighth of the shares on the first day of each month thereafter. In the event of an acquisition of the Company or other similar transaction, the right of repurchase will expire with respect to all of the shares subject to the Company's right of repurchase.

   Mr. Swette's employment offer letter of August 14, 1998 provides for an initial annual base salary of $150,000 and a $25,000 signing bonus. Mr. Swette was also granted an option to purchase 1,800,000 shares of Common Stock outside of the 1997 Plan at an exercise price of $5 per share. These options vest with respect to 450,000 shares in August 1999 and with respect to 37,500 shares at the end of each month thereafter. In the event Mr. Swette's employment is terminated without cause prior to August 14, 1999, such option will vest at a rate of 37,500 shares per month from August 14, 1998 through the termination date.

   Mr. Jacobson's employment offer letter of August 20, 1998 provides for an initial annual base salary of $150,000 and a $50,000 signing bonus. Mr. Jacobson was also granted options to purchase an aggregate of 750,006 shares of Common Stock under the Company's 1997 Plan at an exercise price of $5 per share. The first option for 45,000 shares vested in full on January 24, 1999. The second option for 705,006 shares vests with respect to 176,252 shares on August 24, 1999 and with respect to 14,687 shares at the end of each month thereafter (14,565 shares for September through December 1999), provided, however, that in the event Mr. Jacobson's employment is terminated without cause prior to August 24, 1999, such option will vest at a rate of 14,687 shares per month from August 24, 1998 through the termination date.

Indemnification of Directors and Executive Officers and Limitation of
Liability

   Section 145 of the Delaware General Corporation Law authorizes a court to award, or a corporation's board of directors to grant indemnity to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred) arising under the Securities Act.

   As permitted by the Delaware General Corporation Law, the Company's Amended and Restated Certificate of Incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach of fiduciary duty as a director, except for liability (1) for any breach of the director's duty of loyalty to the Company or its stockholders, (2) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (3) under section 174 of the Delaware General Corporation Law (regarding unlawful dividends and stock purchases) or (4) for any transaction from which the director derived an improper personal benefit.

   As permitted by the Delaware General Corporation Law, the Company's Amended and Restated Bylaws provide that (1) the Company is required to indemnify its directors and officers to the fullest extent permitted by the Delaware General Corporation Law, subject to certain very limited exceptions, (2) the Company is required to indemnify its other employees to the extent that it indemnifies its officers and directors, unless otherwise required by law, its Amended and Restated Certificate of Incorporation, its Amended and Restated Bylaws or agreements, (3) the Company is required to advance expenses, as incurred, to its directors and officers in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to certain very limited exceptions, and (4) the rights conferred in the Amended and Restated Bylaws are not exclusive.

   The Company has entered into Indemnity Agreements with each of its current directors and officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification.

   The Company has obtained directors' and officers' liability insurance.

-------------------------------------------------------------------------------
Item 12: Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------------

   The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 1, 1999 by (1) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (2) each director of the Company, (3) the Named Executive Officers and (4) all executive officers and directors as a group.

                                                                  Shares
                                                               Beneficially
                                                                 Owned(1)
                                                            ------------------
Name                                                          Number   Percent
----                                                        ---------- -------
Pierre M. Omidyar(2)....................................... 37,600,521  31.2%
Jeffrey S. Skoll(3)........................................ 22,782,246  18.9
Robert C. Kagle(4)......................................... 17,862,447  14.8
Benchmark Funds(5)......................................... 17,375,508  14.4
Margaret C. Whitman(6).....................................  7,137,000   5.9
Steven P. Westly(7)........................................  2,484,000   2.1
Gary F. Bengier(8).........................................  1,575,000   1.3
Michael K. Wilson(9).......................................  2,137,500   1.8
Scott D. Cook(10)..........................................    771,750     *
Howard D. Schultz(11)......................................    816,750     *
All directors and executive officers as a group
 (11 persons)(12).......................................... 93,212,214  77.1

-------
 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 1, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 120,817,222 shares of Common Stock outstanding as of March 1, 1999.
 (2) Mr. Omidyar is the Founder and Chairman of the Board of the Company. As of March 1, 1999, 33,775,521 shares of the 37,600,521 shares he beneficially owned were vested and 3,825,000 were unvested and subject to the Company's right of repurchase at their original purchase price of $0.0022 per share. See "Certain Transactions" and "Description of Capital Stock." The address for Mr. Omidyar is 2005 Hamilton Avenue, Suite 350, San Jose, California 95125.
 (3) Mr. Skoll is the Vice President Strategic Planning and Analysis of the Company. As of March 1, 1999, 12,582,246 shares of the 22,782,246 shares he beneficially owned were vested and 10,200,000 were unvested and subject to the Company's right of repurchase at their original purchase price of $0.0022 per share. See "Certain Transactions" and "Description of Capital Stock." The address for Mr. Skoll is 2005 Hamilton Avenue, Suite 350, San Jose, California 95125.
 (4) Includes 15,244,821 shares held by Benchmark Capital Partners, L.P. ("Benchmark Capital") and 2,130,687 shares held by Benchmark Founders' Fund, L.P. ("Benchmark Founders' Fund" collectively, the "Benchmark Funds"). Mr. Kagle, a director of the Company, is a member of Benchmark Capital Management Co., L.L.C., ("Benchmark Management") which is the General Partner of Benchmark Capital and Benchmark Founders' Fund. Mr. Kagle disclaims beneficial ownership of shares held by such entities except for his proportional interest therein. The address for Mr. Kagle and these entities is c/o Benchmark Capital Management Co., L.L.C., 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.
 (5) Consists of 15,244,821 shares held by Benchmark Capital and 2,130,687 shares held by Benchmark Founders' Fund. In addition to Mr. Kagle, David
     M. Beirne, Bruce W. Dunlevie, Kevin R. Harvey and

    Andrew S. Rachleff are members of Benchmark management and would be deemed to beneficially own 17,620,548 (14.6%), 17,837,154 (14.8%), 17,862,447
    (14.8%), and 17,837,154 (14.8%) shares respectively, of the Company's common stock if such shares are included with the other shares they beneficially own. Each of Mssrs. Beirne, Dunlevie, Harvey, and Rachleff disclaims beneficial ownership of shares held by such entities except for his proportional interest therein. The address for theses stockholders is c/o Benchmark Capital Management Co., L.L.C., 2480 Sand Hill Road, Suite 200, Menlo Park California, 94025.
 (6) Ms. Whitman is the President and Chief Executive Officer of the Company. As of March 1, 1999, 1,710,000 shares of the 7,110,000 shares she beneficially owned were vested and 5,400,000 shares were unvested and subject to the Company's right of repurchase at their original purchase price of $0.067 per share. Includes 27,000 shares held by Ms. Whitman's husband as custodian for her two children. The address for Ms. Whitman is 2005 Hamilton Avenue, Suite 350, San Jose, California 95125.
 (7) Mr. Westly is the Vice President Marketing and Business Development of the Company. As of March 1, 1999, 898,312 shares of the 2,484,000 shares he beneficially owned were vested and 1,585,688 shares were unvested and subject to the Company's right of repurchase at their original purchase price. The original purchase prices of Mr. Westly's unvested shares are:
     $0.033 (1,485,000 shares); $0.067 (19,688 shares); $0.22 (36,000 shares);
     $0.67 (27,000 shares); and $3.11 (18,000 shares). The address for Mr. Westly is 2005 Hamilton Avenue, Suite 350, San Jose, California 95125.
 (8) Mr. Bengier is the Chief Financial Officer and Vice President Operations of the Company. As of March 1, 1999, 492,187 shares of the 1,575,000 shares he beneficially owned were vested and 1,082,813 shares were unvested and subject to the Company's right of repurchase at their original purchase price of $0.033 per share. The address for Mr. Bengier is 2005 Hamilton Avenue, Suite 350, San Jose, California 95125.
 (9) Mr. Wilson is the Senior Vice President Product Development and Site Operations of the Company. As of March 1, 1999, 937,500 shares of the 1,800,000 shares he beneficially owned were vested and 862,500 shares were unvested and subject to the Company's right of repurchase at their original purchase price of $0.0057 per share. Also includes 337,500 shares subject to options vesting within 60 days of March 1, 1999. The address for Mr. Wilson is 2005 Hamilton Avenue, Suite 350, San Jose, California 95125.
(10) Includes 450,000 shares subject to an immediately exercisable option outstanding at March 1, 1999. See "Item 11--Executive Compensation." The address for Mr. Cook is 2550 Garcia Avenue, M.S. 2475, Mountain View, California 94043.
(11) Mr. Schultz's shares include 450,000 shares issued to him upon exercise of an option that were unvested as of March 1, 1999 and subject to the Company's right of repurchase at their original purchase price of $3.11 per share. Of these 450,000 unvested shares, Mr. Schultz has transferred 337,500 shares to Maveron. An additional 321,750 shares held by Maveron or purchased by Maveron in June 1998 will be distributed to the partners of Maveron in a pro rata partnership distribution. The address for Mr. Schultz is 2401 Utah Ave. South, Seattle, Washington, 98134. The address for Maveron is 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104.
(12) Includes the shares described in footnotes (2)-(4) and (6)-(11).

-------------------------------------------------------------------------------
Item 13: Certain Relationships and Related Party Transactions
-------------------------------------------------------------------------------

   Since inception (May 13, 1996), there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of the Common Stock of the Company had or will have a direct or indirect interest other than (1) compensation arrangements, which are described where required under "Management," and (2) the transactions described below.

   Common Stock at Formation. Pursuant to a Stock Purchase and Restriction Agreement dated May 20, 1996, the Company sold an aggregate of 44,100,000 shares of Common Stock to Pierre M. Omidyar, the Company's founder. Mr. Omidyar has served as a director of the Company since its inception and was the Company's Chief Executive Officer from its inception until February 1998. In consideration for the shares issued, Mr. Omidyar transferred to the Company cash of $10,167 and accounts receivable valued at $4,095. Of the 44,100,000 shares, 13,500,000 were subsequently exchanged for shares of the Company's Series A Preferred Stock as discussed below.

   All of Mr. Omidyar's remaining 30,600,000 shares of Common Stock are subject to a Stock Restriction Agreement dated December 12, 1996 between Mr. Omidyar and the Company (the "Stock Restriction Agreement") and a Stock Restriction and Co-Sale Agreement dated as of June 20, 1997 among Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P. (collectively, the "Investors"), Pierre Omidyar and Jeffrey Skoll (collectively, the "Founders") and the Company (the "Co-Sale Agreement"). Under the Stock Restriction Agreement, all of the 30,600,000 shares of Common Stock are subject to the Company's right to repurchase unvested shares if Mr. Omidyar's employment terminates. The 30,600,000 shares vested as to 10,837,503 shares on February 1, 1997 and vest as to 637,500 shares on the first day of each month thereafter through the close of business on September 1, 1999, at which time all of the shares will be vested. The vesting of shares accelerates such that any unvested shares become fully vested in the event of a sale of the Company, which includes a sale, lease or disposition of substantially all of the Company's assets, any merger or consolidation of the Company into another entity, or any other corporate reorganization where the stockholders immediately prior to such event do not retain at least 50% of the voting power of and interest in the successor entity or any transaction or series of related transactions in which more than 50% of the Company's voting power is transferred ("Sale of the Company"). In addition to the foregoing, under the Co-Sale Agreement, the vesting of shares will accelerate upon termination of employment, such that immediately prior to such termination an additional 3,825,000 shares will become vested and not subject to repurchase by the Company. See "Principal and Selling Stockholders."

   Series A Preferred Stock and Recapitalization. In December 1996, the Company created a class of Preferred Stock and designated 1,500,000 shares of such Preferred Stock as Series A Preferred Stock, all of which stock the Company issued to Mr. Omidyar in exchange for 13,500,000 shares of his Common Stock. In June 1997, pursuant to an Anti-Dilution Agreement dated December 30, 1996 between the Company, Pierre Omidyar and Jeffrey Skoll, Mr. Omidyar's Series A Preferred Stock holdings were increased to 1,676,475 shares. Upon completion of the Company's initial public offering in September 1998, all of the Series A Preferred Stock was automatically converted to 15,088,275 shares of Common Stock.

   In December 1996, pursuant to a Restricted Stock Purchase Agreement dated December 12, 1996 between the Company and Mr. Skoll ("Restricted Stock Agreement"), the Company sold 30,600,000 shares of its Common Stock to Mr. Skoll at a purchase price of $0.0022 per share or an aggregate of $68,000, which price was determined by the Board to be the fair market value of the Common Stock. Mr. Skoll, the first full-time employee of the Company and its President from August 1996 to February 1998, has served as the Company's Vice President Strategic Planning and Analysis since February 1998. Mr. Skoll acquired the shares of Common Stock with the proceeds from a full recourse loan governed by a Loan and Pledge Agreement between Mr. Skoll and the Company. Under such agreement, Mr. Skoll must repay the entire principal of the loan by December 31, 2002 and pay interest, which accrues at the rate of 6% per year, simple interest, on the first anniversary of the exercise date and on each subsequent anniversary until all principal and accrued interest are paid in full. Mr. Skoll paid off the full principal and accrued interest on the loan, $75,411, on November 2, 1998.

   All of Mr. Skoll's shares of Common Stock are subject to the Restricted Stock Agreement. Under the Restricted Stock Agreement, Mr. Skoll's shares of Common Stock are subject to the Company's right to repurchase unvested shares if his employment terminates. His shares vested as to 4,462,497 shares on February 1, 1997 and vest as to 637,500 shares on the first day of each month thereafter through the close of business on June 30, 2000, at which time all of the shares will be vested. The vesting of shares accelerates such that any unvested shares become fully vested in the event of a Sale of the Company. In addition to the foregoing, under the Co-Sale Agreement, the vesting of shares will accelerate upon termination of employment, such that immediately prior to such termination an additional 3,825,000 shares will become vested and not subject to repurchase by the Company. See "Principal and Selling Stockholders."

   Series B Preferred Stock. In June 1997, the Company sold an aggregate of 877,374 and 122,626 shares of Series B Preferred Stock at a purchase price of $3.00 per share and issued warrants to purchase 350,950 and 49,050 shares of Series B Preferred Stock at an exercise price of $5.00 per share to Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P., respectively, for an aggregate purchase price of $3,000,000, which amount was paid in cash. Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P. each exercised all of their warrants in May 1998 for an aggregate purchase price of $2,000,000, which amount was paid in cash. Upon completion of the Company's initial public offering in September 1998, all of the Series B Preferred Stock was automatically converted to an aggregate of 12,600,000 shares of Common Stock. See "Principal and Selling Stockholders."

   Investor Rights Agreement. In June 1997, the Company, the Investors and the Founders entered into an Investor Rights Agreement under which the Investors and Founders have certain registration rights with respect to their shares of Common Stock. See "Description of Capital Stock--Registration Rights."

   Officer Loans. In December 1996, as discussed above, Mr. Skoll purchased 30,600,000 shares of the Company's Common Stock for $68,000 under the terms of a Loan and Pledge Agreement effective as of December 1996 between Mr. Skoll and the Company. From January 1998 through June 1998, in connection with the exercise of stock options granted under the 1996 Plan and the 1997 Plan, the Company permitted Margaret C. Whitman, the Company's President and Chief Executive Officer since February 1998, to purchase 7,200,000 shares of Common Stock in exchange for a $60,000 cash payment, a $180,000 Secured Full Recourse Promissory Note dated February 3, 1998 and a $240,000 Secured Non-Recourse Promissory Note dated February 3, 1998; Steven P. Westly, the Company's Vice President Marketing and Business Development since August 1997, to purchase 2,484,000 shares of Common Stock in exchange for cash payments totaling $17,920 and Secured Full Recourse Promissory Notes dated January 27, 1998, May 21, 1998, May 26, 1998 and June 26, 1998 in the amounts of $71,280, $16,200,
$7,200 and $50,400, respectively; Michael K. Wilson, the Company's Vice President Product Development and Site Operations since January 1997, to purchase 1,800,000 shares of Common Stock in exchange for a $1,000 cash payment and a Secured Full Recourse Promissory Note dated January 28, 1998 in the amount of $9,000 and Gary F. Bengier, the Company's Chief Financial Officer and Vice President Operations since November 1997, to purchase 1,575,000 shares of Common Stock in exchange for a $5,250 cash payment and a Secured Full Recourse Promissory Note dated January 26, 1998 in the amount of $47,250. Each note is secured by the Common Stock purchased with the note except for Ms. Whitman's notes which are each secured by all the shares purchased with both the full recourse and the non-recourse notes. Each note bears interest at the rate of 8%, compounded semi-annually. Interest on the unpaid principal is due on December 1 of each year and the principal balance is due in full on December 1, 2002. The maximum amount of indebtedness during 1998 for Ms. Whitman, Mr. Westly and Mr. Wilson was $447,501, $152,629 and $9,488 respectively. Ms. Whitman, Mr. Westly, Mr. Bengier and Mr. Wilson have paid off the full principal and accrued interest on his or her respective notes on, respectively, January 27, 1999, December 1, 1998, December 23, 1998 and March 15, 1999. See "Principal and Selling Stockholders."

   Stock to Service Provider. In connection with the recruiting of its Chief Executive Officer, the Company engaged the services of Ramsey Beirne Associates, Inc., an executive search firm affiliated with Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P. As partial payment for its services, on March 13, 1998 the Company issued to this firm 15,416 shares of Series B Preferred Stock, which was valued at $6.00 per share. This stock converted at the Company's initial public offering into 138,744 shares of Common Stock.

   eBay Foundation. In June 1998, the Company established a fund known as the eBay Foundation, which is administered by the Community Foundation Silicon Valley, and donated 321,750 shares of Common Stock to the Community Foundation Silicon Valley on behalf of the eBay Foundation. The Community Foundation Silicon Valley sold 32,175 shares of eBay Common Stock in conjunction with eBay's initial public offering.

-------------------------------------------------------------------------------
PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------------

   Upon written request, the Company will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

     eBay Inc.
     Investor Relations
     2005 Hamilton Ave., Suite 350
     San Jose, CA 95125
     (408) 558-7400

   In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by the Company at www.sec.gov. The Company's website is located at www.ebay.com. Information contained on the Company's website is not a part of this Annual Report on Form 10-K.

  (a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements:

                                                                           Page
                                                                          Number
                                                                          ------
      Report of Independent Accountants..................................   59
      Consolidated Balance Sheet.........................................   60
      Consolidated Statement of Income...................................   61
      Consolidated Statement of Stockholders' Equity.....................   62
      Consolidated Statement of Cash Flows...............................   63
      Notes to Consolidated Financial Statements.........................   64

     2. Financial Statement Schedules.

       All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits.

       The following exhibits are files as part of, or incorporated by reference into, this Form 10-K:

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
   2.01  Agreement and Plan of Merger by and between eBay Inc., a California corporation, and Registrant.*

   2.02  Agreement and Plan of Merger and Reorganization among Registrant, Jump
         Acquisition Sub, Inc., Jump Incorporated and certain shareholders of
         Jump Incorporated dated as of June 30, 1998.*

   3.01  Registrant's Amended and Restated Certificate of Incorporation.**

   3.02  Registrant's Amended and Restated Bylaws.**

   4.01  Form of Specimen Certificate for Registrant's Common Stock.*

   4.02 Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.*
  10.01 Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*


 Exhibit
 Number                               Exhibit Title
 -------                              -------------
  10.02  Registrant's 1996 Stock Option Plan and related documents.*

  10.03  Registrant's 1997 Stock Option Plan and related documents.*

  10.04  Registrant's 1998 Equity Incentive Plan and related documents.*

  10.05  Registrant's 1998 Directors Stock Option Plan and related documents.*

  10.06  Registrant's 1998 Employee Stock Purchase Plan.*

  10.07  Office Lease between Connecticut General Life Insurance Company, a
         Connecticut corporation, and the Registrant dated September 30, 1996, as amended through March 1998.*

  10.08 Sublease between Information Storage Devices, Inc., a California corporation, and Registrant dated August 4, 1997.*

  10.09  Office Lease between Connecticut General Life Insurance Company, a
         Connecticut corporation, and the Registrant dated April 10, 1998, as amended June 9, 1998.*

  10.10  Imperial Bank Starter Kit Loan and Security Agreement dated July 20,
         1997 between Imperial Bank and Registrant.*

  10.11  Intellectual Property Security Agreement dated July 20, 1997 between
         Imperial Bank and Registrant.*

  10.12 Exodus Communications, Inc. Internet Services and Products Agreement and Co-Location Addendum effective as of May 1, 1997.*

  10.13  License Agreement between Thunderstone Software and Registrant.*

  10.14  Employment Letter Agreement dated October 16, 1996 between Jeffrey
         Skoll and Registrant.*

  10.15  Employment Letter Agreement dated December 9, 1996 between Michael
         Wilson and Registrant.*

  10.16 Employment Letter Agreement dated August 8, 1997 between Steven Westly and Registrant.*

  10.17  Employment Letter Agreement dated September 15, 1997 between Gary
         Bengier and Registrant.*

  10.18  Employment Letter Agreement dated January 16, 1998 between Margaret C.
         Whitman and Registrant.*

  10.19  Employment Letter Agreement dated August 14, 1998 between Brian T.
         Swette and Registrant.*

  10.20  Employment Letter Agreement dated August 20, 1998 between Michael R.
         Jacobson and Registrant.*

  10.21  Office Lease between Greylands Business Park, Phase 2, a California
         General Partnership, and the Registrant, dated January 29, 1999.***

  10.22  Amendment No. 1 to Registrant's 1998 Directors Stock Option Plan.

  21.01  List of Subsidiaries.*

  27.01  Financial Data Schedule.

--------
  * Previously filed as an Exhibit to the Form S-1 (No. 33-59097) filed in connection with the Company's initial public offering.
 ** Previously filed as an Exhibit to the Form 10-Q filed on November 13,
    1998.
*** Previously filed as an Exhibit to the Form S-1 filed on March 25, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of eBay Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of eBay Inc. and its subsidiary at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 22, 1999, except for Note 11, which is as of March 25, 1999.

                                   eBAY INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                   December 31,
                                                                  ----------------
                                                                   1997     1998
                                                                  -------  -------
                             ASSETS
Current assets:
  Cash and cash equivalents...................................... $ 3,723  $31,790
  Short-term investments.........................................      --   40,401
  Accounts receivable, net.......................................   1,024    6,369
  Other current assets...........................................     220    4,825
                                                                  -------  -------
    Total current assets.........................................   4,967   83,385
Property and equipment, net......................................     652    7,831
Intangible and other assets, net.................................      --    1,267
                                                                  -------  -------
                                                                  $ 5,619  $92,483
                                                                  =======  =======
               LIABILITIES, MANDATORILY REDEEMABLE
                 CONVERTIBLE PREFERRED STOCK AND
                      STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................... $   252  $ 1,385
  Customer advances..............................................     128      727
  Income taxes payable...........................................     169       --
  Debt and leases, current.......................................     258       --
  Deferred tax liabilities, current..............................      --    1,682
  Other current liabilities......................................     317    4,244
                                                                  -------  -------
    Total current liabilities....................................   1,124    8,038
Debt and leases, long-term.......................................     305       --
Deferred tax liabilities, long-term..............................     157       --
                                                                  -------  -------
                                                                    1,586    8,038
                                                                  -------  -------
Series B Mandatorily Redeemable Convertible
 Preferred Stock and Series B warrants...........................   3,018       --
                                                                  -------  -------
Commitments and Contingencies (Notes 6 and 11)
Stockholders' equity:
  Preferred Stock, $0.001 par value; no shares and 5,000 shares
   authorized, no shares issued or outstanding ..................      --       --
  Series A Convertible Preferred Stock, $0.001 par value; 1,676 and no shares authorized, 1,676 and no shares issued and
   outstanding...................................................       4       --
  Common Stock, $0.001 par value; 180,000 and 195,000 shares
   authorized, 61,200 and 120,760 shares issued and outstanding..      61      121
  Additional paid-in capital.....................................   1,441   86,265
  Notes receivable from stockholders.............................     (68)  (1,130)
  Unearned compensation..........................................  (1,399)  (4,139)
  Retained earnings..............................................     976    3,328
                                                                  -------  -------
    Total stockholders' equity...................................   1,015   84,445
                                                                  -------  -------
                                                                  $ 5,619  $92,483
                                                                  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                         1996    1997    1998
                                                        ------  ------  -------
Net revenues........................................... $  372  $5,744  $47,352
Cost of net revenues...................................     14     746    6,859
                                                        ------  ------  -------
  Gross profit.........................................    358   4,998   40,493
                                                        ------  ------  -------
Operating expenses:
  Sales and marketing..................................     32   1,730   19,841
  Product development..................................     28     831    4,606
  General and administrative...........................     45     950    9,080
  Amortization of acquired intangibles.................     --      --      805
                                                        ------  ------  -------
    Total operating expenses...........................    105   3,511   34,332
                                                        ------  ------  -------
Income from operations.................................    253   1,487    6,161
Interest and other income, net.........................      1      59      908
Interest expense.......................................     --      (3)     (39)
                                                        ------  ------  -------
Income before income taxes.............................    254   1,543    7,030
Provision for income taxes.............................   (106)   (669)  (4,632)
                                                        ------  ------  -------
Net income............................................. $  148  $  874  $ 2,398
                                                        ======  ======  =======
Net income per share:
  Basic................................................ $ 0.02  $ 0.04  $  0.05
                                                        ======  ======  =======
  Weighted average shares--basic.......................  6,375  22,313   49,895
                                                        ======  ======  =======
  Diluted.............................................. $ 0.00  $ 0.01  $  0.02
                                                        ======  ======  =======
  Weighted average shares--diluted..................... 42,945  82,660  114,590
                                                        ======  ======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                            Series A
                           Convertible
                            Preferred                                  Notes                            Total
                              Stock        Common Stock  Additional  Receivable                         Stock-
                          --------------  --------------  Paid-in       from       Unearned   Retained holders'
                          Shares  Amount  Shares  Amount  Capital   Stockholders Compensation Earnings  Equity
                          ------  ------  ------- ------ ---------- ------------ ------------ -------- --------
Issuance of Common Stock
 for cash and notes.....      --  $  --    61,200  $ 61   $    17     $   (68)     $    --     $   --  $    10
Issuance of Preferred
 Stock..................   1,676      4        --    --        --          --           --         --        4
Net income..............      --     --        --    --        --          --           --        148      148
                          ------  -----   -------  ----   -------     -------      -------     ------  -------
Balance at December 31,
 1996...................   1,676      4    61,200    61        17         (68)          --        148      162
Accretion of Series B
 Mandatorily Redeemable
 Convertible Preferred
 Stock to redemption
 value..................      --     --        --    --        --          --           --        (46)     (46)
Unearned compensation...      --     --        --    --     1,424          --       (1,424)        --       --
Amortization of unearned
 compensation...........      --     --        --    --        --          --           25         --       25
 Net income.............      --     --        --    --        --          --           --        874      874
                          ------  -----   -------  ----   -------     -------      -------     ------  -------
Balance at December 31,
 1997...................   1,676      4    61,200    61     1,441         (68)      (1,399)       976    1,015
Accretion of Series B
 Mandatorily Redeemable
 Convertible Preferred
 Stock to redemption
 value..................      --     --        --    --        --          --           --        (46)     (46)
Unearned compensation...      --     --        --    --     5,831          --       (5,831)        --       --
Amortization of unearned
 compensation...........      --     --        --    --        --          --        3,091         --    3,091
Issuance of Common Stock
 for cash and notes.....      --     --    18,940    20     4,569      (1,378)          --         --    3,211
Issuance of Common Stock
 for acquisition of Jump
 Incorporated...........      --     --       428    --     2,000          --           --         --    2,000
Contribution of Common
 Stock to charitable
 foundation.............      --     --       322    --     1,215          --           --         --    1,215
Issuance of Common Stock
 for cash in initial
 public offering, net of
 offering expenses of
 $6,168.................      --     --    12,043    12    66,076          --           --         --   66,088
Conversion of Series A
 and B Preferred Stock
 to Common Stock in
 conjunction with
 initial public
 offering...............  (1,676)    (4)   27,827    28     5,133          --           --         --    5,157
Note repayments.........      --     --        --    --        --         316           --         --      316
Net income..............      --     --        --    --        --          --           --      2,398    2,398
                          ------  -----   -------  ----   -------     -------      -------     ------  -------
Balance at December 31,
 1998...................      --  $  --   120,760  $121   $86,265     $(1,130)     $(4,139)    $3,328  $84,445
                          ======  =====   =======  ====   =======     =======      =======     ======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                          Year Ended December
                                                                  31,
                                                         ------------------------
                                                         1996    1997      1998
                                                         -----  -------  --------
Cash flows from operating activities:
 Net income............................................. $ 148  $   874  $  2,398
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for doubtful accounts and authorized
   credits..............................................    18      343     3,323
  Depreciation and amortization.........................     2       74     1,688
  Amortization of unearned compensation.................    --       25     2,662
  Compensation expense associated with purchases of
   Common Stock by outside directors....................    --       --       429
  Charitable contribution of Common Stock...............    --       --     1,215
  Series B Preferred Stock issued for services..........    --       --        93
  Acquired research and development.....................    --       --       150
  Amortization of acquired intangibles..................    --       --     1,030
  Changes in assets and liabilities:
   Accounts receivable..................................  (184)  (1,201)   (8,656)
   Other current assets.................................   (16)    (204)   (4,605)
   Accounts payable.....................................    23      229     1,118
   Customer advances....................................    --      128       599
   Income taxes payable.................................    50      119      (169)
   Other current liabilities............................    17      300     3,587
   Deferred tax liabilities.............................    55      102     1,447
                                                         -----  -------  --------
    Net cash provided by operating activities...........   113      789     6,309
                                                         -----  -------  --------
Cash flows from investing activities:
 Purchases of property and equipment....................   (25)    (680)   (8,858)
 Purchases of short-term investments....................    --       --   (40,401)
                                                         -----  -------  --------
    Net cash used in investing activities...............   (25)    (680)  (49,259)
                                                         -----  -------  --------
Cash flows from financing activities:
 Proceeds from Series A Preferred Stock.................     4       --        --
 Proceeds from Series B Preferred Stock and Series B
  warrants..............................................    --    2,972     2,000
 Proceeds from Common Stock, net........................    10       --    69,299
 Repayment of stockholder loans.........................    --       --       316
 Proceeds from debt issuance............................     1      545        --
 Principal payments on debt and leases..................    --       (6)     (598)
                                                         -----  -------  --------
    Net cash provided by financing activities...........    15    3,511    71,017
                                                         -----  -------  --------
Net increase in cash and cash equivalents...............   103    3,620    28,067
Cash and cash equivalents at beginning of year..........    --      103     3,723
                                                         -----  -------  --------
Cash and cash equivalents at end of year................ $ 103  $ 3,723  $ 31,790
                                                         =====  =======  ========
Supplemental cash flow disclosures:
 Cash paid for interest................................. $  --  $     3  $     39
 Cash paid for income taxes............................. $   1  $   452  $  4,882
Non-cash investing and financing activities:
 Property and equipment leases.......................... $  --  $    23  $     --
 Common Stock issued for notes receivable............... $  68  $    --  $  1,378
 Common Stock issued for acquisition.................... $  --  $    --  $  2,000

  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

 The Company

   eBay Inc. (the "Company") was incorporated in California in May 1996 and reincorporated in the state of Delaware in April 1998. The Company operates an online person-to-person trading community. eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an auction format to trade personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online 24-hours-a-day, seven-days-a-week.

 Reincorporation

   As a result of the reincorporation in April 1998, the Company was authorized to issue 180,000,000 shares of $0.001 par value Common Stock and 6,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors and the stockholders subsequently amended the number of authorized shares such that the Company was authorized to issue 195,000,000 shares of $0.001 Common Stock and 5,000,000 shares of $0.001 Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

 Initial public offering

   On September 24, 1998, the Company completed its initial public offering of 4,025,000 shares of its Common Stock, the net proceeds of which aggregated approximately $66.1 million. At the closing of the offering, all issued and outstanding shares of the Company's Convertible Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock were converted into an aggregate of 27,827,019 shares of Common Stock.

 Use of estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Principles of consolidation and basis of presentation

   The financial statements as of December 31, 1998 and for the year then ended are consolidated and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. From September 1995 ("Inception") through May 1996, eBay operated as a sole proprietorship. The sole proprietorship recognized no revenues and incurred no expenses during the period from Inception to December 31, 1995. The sole proprietorship recognized net revenues totaling $30,000 and incurred expenses totaling $14,000 during the period from January 1, 1996 until incorporation in May 1996. The results of operations for this period have been included in the 1996 financial statements to facilitate presentation.

 Cash, cash equivalents and short-term investments

   The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Both cash equivalents and short-term investments are considered
                                   eBAY INC.

available-for-sale securities and are carried at amortized cost, which approximates fair value. The following schedule summarizes the estimated fair value of the Company's cash, cash equivalents and short-term investments, (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
   Cash and cash equivalents:
     Cash...................................................... $   676 $ 6,397
     Money market funds........................................   3,047   2,828
     Municipal bonds and notes.................................      --  19,555
     Corporate securities......................................      --   3,010
                                                                ------- -------
                                                                $ 3,723 $31,790
                                                                ======= =======
   Short-term investments:
     Municipal bonds and notes................................. $    -- $40,401
                                                                ======= =======

   The estimated fair value of short-term investments classified by date of contractual maturity is as follows, (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
   Due within one year or less................................. $    -- $12,287
   Due after one year through two years........................      --  28,114
                                                                ------- -------
                                                                $    -- $40,401
                                                                ======= =======

 Concentration of credit risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are deposited with high credit, quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and throughout the world and are denominated in U.S. dollars. Accounts receivable balances are typically settled through customer credit cards and, as a result, the majority of accounts receivable are collected upon processing of credit card transactions. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. During the years ended December 31, 1997 and 1998, no customers accounted for more than 10% of net revenues or net accounts receivable.

 Fair value of financial instruments

   The Company's financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

 Property and equipment

   Property and equipment are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally five years or less, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

                                   eBAY INC.

 Intangible assets

   Goodwill and other intangible assets resulting from the acquisition of Jump Incorporated ("Jump") were estimated by management to be primarily associated with the acquired customer list, workforce and technological know how. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals, goodwill and other intangible assets are amortized on a straight-line basis over the estimated periods of benefit, which range from eight to 24 months. See Note 2--Acquisition.

 Impairment of long-lived assets

   The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

 Revenue recognition

   Revenues are derived primarily from placement fees charged for the listing of items for auction and success fees calculated as a percentage of the final sales transaction value. Revenues related to placement fees are recognized at the time the item is listed, while those related to success fees are recognized at the time that the auction is successfully concluded. An auction is considered successfully concluded when there is at least one bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the auction term, which is generally three to seven days. Provisions for doubtful accounts and authorized credits to sellers are provided at the time of revenue recognition based upon the Company's historical experience.

 Product development costs

   Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. Product development costs are expensed as incurred.

 Advertising expense

   The Company recognizes advertising expenses in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising expenses totaled $0, $478,000, and $12.3 million during the years ended Decemer 31, 1996, 1997 and 1998, respectively.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

                                   eBAY INC.

 Income taxes

   Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Net income per share

   The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted Common Stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A and Series B Convertible Preferred Stock, are included in diluted net income per share to the extent such shares are dilutive.

   The following table sets forth the computation of basic and diluted net income per share for the periods indicated, (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1996     1997      1998
                                                   -------- --------  --------
Numerator:
  Net income...................................... $    148 $    874  $  2,398
  Accretion of Series B Mandatorily Redeemable
   Convertible Preferred Stock to redemption
   value..........................................       --      (46)      (46)
                                                   -------- --------  --------
  Net income available to common stockholders..... $    148 $    828  $  2,352
                                                   ======== ========  ========
Denominator:
  Weighted average shares.........................   30,600   61,200    89,473
  Weighted average unvested common shares subject
   to repurchase agreements....................... (24,225) (38,887)  (39,578)
                                                   -------- --------  --------
  Denominator for basic calculation...............    6,375   22,313    49,895
  Weighted average effect of dilutive securities:
    Series A Preferred Stock......................   12,345   15,088    11,037
    Series B Preferred Stock......................       --    6,372     8,054
    Series B Preferred Stock warrants.............       --       --     1,098
    Unvested common shares subject to
     repurchase agreements........................   24,225   38,887    39,578
    Employee stock options........................       --       --     4,928
                                                   -------- --------  --------
  Denominator for diluted calculation.............   42,945   82,660   114,590
                                                   ======== ========  ========
Net income per share:
  Basic........................................... $   0.02 $   0.04  $   0.05
                                                   ======== ========  ========
  Diluted......................................... $   0.00 $   0.01  $   0.02
                                                   ======== ========  ========

                                   eBAY INC.

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

 Segment information

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended December 31, 1996, 1997 and 1998, the Company operated in a single business segment operating an online person-to-person trading community in an auction format, primarily in the United States. Through December 31, 1998, foreign operations have not been significant in either revenue or investment in long-lived assets.

 Reclassifications

   Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

 Recent accounting pronouncements

   In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

Note 2--Acquisition:

   Effective June 30, 1998, the Company acquired all the outstanding shares of Jump, which provides a forum where Internet users can buy and sell items in an online auction format. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined using a combination of methods, including replacement cost estimates for acquired research and development and completed technology, a risk-adjusted income approach for the acquired customer list and the amounts paid for covenants not to compete.

   The total purchase price of approximately $2.3 million consisted of 428,544 shares of the Company's Common Stock with an estimated fair value of approximately $2.0 million and other acquisition related expenses of approximately $335,000, consisting primarily of payments for non-compete agreements totaling approximately $208,000 and legal and other professional fees. Of the total purchase price, approximately $150,000 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use. The remainder of the purchase price was allocated to net tangible liabilities assumed ($31,000) and intangible assets, including completed technology ($500,000), customer list ($1.5 million), covenants not to compete ($208,000) and goodwill ($24,000). The intangible assets are being amortized over their estimated useful lives of eight to 24 months.

                                   eBAY INC.

   The acquisition has been structured as a tax free exchange of stock, therefore, the differences between the recognized fair values of the acquired assets, including tangible assets, and their historical tax bases are not deductible for tax purposes.

   The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 1997 and 1998, as if the acquisition had occurred on January 1, 1997 and 1998, respectively, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1997 or 1998, and may not be indicative of future operating results, (in thousands, except per share amounts).

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
   Net revenues............................................... $ 5,755  $47,364
   Income (loss) from operations..............................    (655)   5,361
   Net income (loss)..........................................  (1,199)   1,597
   Net income (loss) per share:
     Basic.................................................... $ (0.05) $  0.02
     Diluted.................................................. $ (0.05) $  0.01
   Weighted average shares:
     Basic....................................................  22,743   88,787
     Diluted..................................................  22,743  129,491

Note 3--Balance Sheet Components:

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------  -------
                                                                (in thousands)
   Accounts receivable, net:
     Accounts receivable....................................... $1,385  $ 9,491
     Less: Allowance for doubtful accounts.....................   (308)  (2,105)
        Allowance for authorized credits.......................    (53)  (1,017)
                                                                ------  -------
                                                                $1,024  $ 6,369
                                                                ======  =======

   Write-offs against the allowance for doubtful accounts were $0 and $562,000 in the years ended December 31, 1997 and 1998, respectively.

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------  -------
                                                                (in thousands)
   Property and equipment, net:
     Computer equipment........................................ $  608  $ 8,897
     Furniture and fixtures....................................    115      585
     Leasehold improvements....................................      5      113
                                                                ------  -------
                                                                   728    9,595
   Less: Accumulated depreciation and amortization.............    (76)  (1,764)
                                                                ------  -------
                                                                $  652  $ 7,831
                                                                ======  =======

                                   eBAY INC.

   Property and equipment includes $23,000 and $0 of equipment under capital leases at December 31, 1997 and 1998, respectively. Accumulated depreciation of assets under capital leases totaled $7,000 and $0 at December 31, 1997 and 1998, respectively.

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
                                                                (in thousands)
   Intangible assets, net:
     Purchased technology...................................... $    -- $   500
     Covenants not to compete..................................      --     208
     Customer list.............................................      --   1,484
     Goodwill..................................................      --      24
                                                                ------- -------
                                                                     --   2,216
     Less: Accumulated amortization............................      --  (1,030)
                                                                ------- -------
                                                                $    -- $ 1,186
                                                                ======= =======
   Other current liabilities:
     Accrued compensation and related benefits................. $    68 $   978
     Advertising accruals......................................      --   1,274
     Professional fees.........................................      --     451
     Other accruals............................................     249   1,541
                                                                ------- -------
                                                                $   317 $ 4,244
                                                                ======= =======

Note 4--Related Party Transactions:

 Notes receivable from stockholders

   At December 31, 1997 the Company held a note receivable from an officer of the Company totaling $68,000. The note was full recourse, was secured by Common Stock and bore simple interest at 6% per annum. The principal and interest on the note was repaid in November 1998. At December 31, 1998, the Company held notes receivable from employees, officers and a director totaling $1.1 million, representing amounts owed to the Company from the exercise of stock options. These full recourse notes are secured by Common Stock and bear interest at a rate of 8% per annum. Interest is due and payable on December 1st of each year, and the principal is due on or before December 1, 2002.

 Professional services

   In connection with the recruitment of its Chief Executive Officer, the Company engaged the services of an executive search firm affiliated with a holder of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock. During 1998, the Company paid fees for services performed of $93,000 and issued 46,248 shares of Series B Mandatorily Redeemable Convertible Preferred Stock with a fair value on the date earned of $93,000. The amount paid for the services and the fair value of the shares are included in general and administrative expenses in the consolidated statement of income for the year ended December 31, 1998.

Note 5--Debt:

 Line of credit

   At December 31, 1997 and 1998, the Company had $545,000 and $0, respectively, outstanding under a line of credit with a financial institution. The line of credit provides for a revolving line, including an equipment sub-
                                   eBAY INC.

limit facility, of up to $750,000 and expired on January 5, 1999. Under the line of credit, the Company was required to comply with certain financial covenants. The Company was in compliance with all such covenants at December 31, 1997 and 1998.

Note 6--Commitments:

 Leases

   The Company leases office space and equipment under noncancelable operating leases with various expiration dates through the year 2004. Rent expense for the years ended December 31, 1996, 1997, and 1998 totaled $9,000, $223,000 and $672,000, respectively.

   Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to December 31, 1998, are as follows, (in thousands):

   Year ending                                                         Operating
   December 31,                                                         Leases
   ------------                                                        ---------
    1999.............................................................   $ 2,978
    2000.............................................................     4,605
    2001.............................................................     4,675
    2002.............................................................     4,782
    2003.............................................................     4,681
    Thereafter.......................................................     3,330
                                                                        -------
      Total minimum lease payments...................................   $25,051
                                                                        =======

 Advertising

   During 1998, the Company entered into a three-year marketing agreement with America Online, Inc. ("AOL"). Under the terms of the agreement the Company will be provided with a specific number of advertising impressions featuring it as the preferred provider of person-to-person auction services on AOL's service. In consideration, the Company has committed to pay $12.0 million over the three-year term of the agreement. The Company is recognizing these fees as sales and marketing expenses over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. At December 31, 1998, the Company had paid $4.0 million to AOL, of which $1.7 million was recognized as sales and marketing expense. In March 1999, the Company expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay will be given a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. eBay will pay $75 million over the four-year term of the contract and the remaining obligations under the previous contract were cancelled. eBay will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site.

                                   eBAY INC.

Note 7--Income Taxes:

   Income before income taxes was generated entirely by domestic operations during 1996, 1997 and 1998. The provision for income taxes consists of the following, (in thousands):

                                                                Year Ended
                                                               December 31,
                                                           --------------------
                                                            1996   1997   1998
                                                           ------ ------ ------
   Current:
     Federal.............................................. $   40 $  450 $2,309
     State and local......................................     11    117    877
                                                           ------ ------ ------
                                                               51    567  3,186
                                                           ------ ------ ------
   Deferred:
     Federal..............................................     47     87  1,245
     State and local......................................      8     15    201
                                                           ------ ------ ------
                                                               55    102  1,446
                                                           ------ ------ ------
                                                           $  106 $  669 $4,632
                                                           ====== ====== ======

   The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 34% to income before income taxes, (in thousands):

                                                                Year Ended
                                                               December 31,
                                                           --------------------
                                                            1996   1997   1998
                                                           ------ ------ ------
   Provision at statutory rate............................ $   87 $  525 $2,390
   Permanent differences:
     Acquisition related expenses.........................     --     --    384
     Stock compensation...................................     --     --  1,051
     Tax exempt interest income...........................     --     --   (175)
     Other................................................     --     12    270
   State taxes, net of federal benefit....................     19    132    712
                                                           ------ ------ ------
                                                           $  106 $  669 $4,632
                                                           ====== ====== ======

                                   eBAY INC.

   Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following, (in thousands):

                                                               December 31,
                                                           --------------------
                                                            1996   1997   1998
                                                           ------ ------ ------
   Deferred tax assets:
     Depreciation......................................... $   -- $   -- $   61
     State income taxes...................................     --     --     43
     Amortization.........................................     --     --     17
                                                           ------ ------ ------
                                                               --     --    121
                                                           ------ ------ ------
   Deferred tax liabilities:
     Accruals and reserves not currently deductible.......     54    154  1,724
     Depreciation.........................................      1      3     --
                                                           ------ ------ ------
                                                               55    157  1,724
                                                           ------ ------ ------

   Valuation allowance....................................     --     --     --
                                                           ------ ------ ------
   Net deferred tax liabilities........................... $   55 $  157 $1,603
                                                           ====== ====== ======

Note 8--Preferred Stock and Convertible Preferred Stock:

 Preferred Stock

   The Company is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At December 31, 1998, there were 5,000,000 shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

 Convertible Preferred Stock

   Convertible Preferred Stock prior to the initial public offering at September 24, 1998 was composed of the following, (in thousands):

                                           Shares
                                   ---------------------- Liquidation Redemption
                                   Authorized Outstanding   Amount      Amount
                                   ---------- ----------- ----------- ----------
   Series A.......................   1,676       1,676      $1,000      $   --
   Series B.......................   1,415       1,415       6,300       5,093
   Undesignated...................   2,909          --          --          --
                                     -----       -----      ------      ------
                                     6,000       3,091      $7,300      $5,093
                                     =====       =====      ======      ======

   On September 24, 1998, the Company completed its initial public offering of Common Stock. At that time, all issued and outstanding shares of the Company's Series A and Series B Convertible Preferred Stock were converted into an aggregate of 27,827,019 shares of Common Stock.

                                   eBAY INC.

 Warrants for Series B Mandatorily Redeemable Convertible Preferred Stock

   In connection with the issuance of Series B, the Company issued warrants to purchase 400,000 additional shares of Series B with an exercise price of $5.00 per share. In May 1998, these warrants were exercised, resulting in the issuance of 400,000 shares of Series B in exchange for cash proceeds totaling $2.0 million.

Note 9--Common Stock:

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 195,000,000 shares of Common Stock. A portion of the shares outstanding are subject to repurchase by the Company over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 1997 and 1998, there were 33,150,000 and 32,212,617 shares, respectively, subject to repurchase rights at an average price of $0.01 and $0.04, respectively, per share.

   In June 1998, in connection with the appointment of two outside directors, the Company sold an aggregate of 643,500 shares of Common Stock to two directors and realized net proceeds of $2.0 million. The Company recognized the $429,000 excess of the estimated fair value of the stock over the price paid by the two directors as general and administrative expense in 1998.

   At December 31, 1998, the Company had reserved 23,497,986 and 900,000 shares of Common Stock for future issuance for the exercise of options under the stock option plans and issuance of shares under the employee stock purchase plan, respectively.

Note 10--Employee Benefit Plans:

 401(k) Savings Plan

   The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company age 21 years or older are eligible to participate in the 401(k) Plan. The Company is not required to contribute to the 401(k) Plan but in 1998 elected to match contributions up to a maximum of $1,500 per employee. As a result, the Company contributed $97,479, which was expensed in 1998. In 1998, the Company also committed to matching future employee contributions to a maximum of $1,500 per employee per year.

 Stock option plans

   In December 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"), and in June 1997, adopted the 1997 Stock Option Plan (the "1997 Plan") (collectively, the "Plans"). The Plans provide for the granting of stock options to employees and consultants of the Company. Options granted under the Plans may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants.

   In July 1998, the Board adopted, and in August 1998 the Company's stockholders approved, the 1998 Equity Incentive Plan (the "1998 Plan") and reserved 13,500,000 shares of Common Stock for issuance thereunder. The 1998 Plan authorized the award of options, restricted stock awards and stock bonuses (each an "Award"). No person will be eligible to receive more than 3,000,000 shares in any calendar year pursuant to Awards under the 1998 Plan other than a new employee of the Company who will be eligible to receive no more
                                   eBAY INC.

than 6,000,000 shares in the calendar year in which such employee commences employment. Options granted under the 1998 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company.

   Options under the Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that
(i) the exercise price of an ISO may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options under the 1996 and 1997 Plans were exercisable immediately through June 30, 1998, subject to repurchase rights held by the Company, which lapse over the vesting period, which is generally four years. Options under the 1998 Plan are not immediately exercisable and generally vest over a period of four years.

   The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1996, 1997 and 1998, (shares in thousands):

                                         Year Ended December 31,
                             --------------------------------------------------
                                  1996            1997              1998
                             --------------- ---------------- -----------------
                                    Weighted         Weighted          Weighted
                                    Average          Average           Average
                                    Exercise         Exercise          Exercise
                             Shares  Price   Shares   Price   Shares    Price
                             ------ -------- ------  -------- -------  --------
Outstanding at beginning of
 period....................    --     $ --      675   $0.01    11,790   $0.02
  Granted..................   675     0.01   11,592    0.02    17,287    2.15
  Exercised................    --       --       --      --   (19,477)   0.14
  Cancelled................    --       --     (477)   0.01      (354)   1.67
                              ---            ------           -------
Outstanding at end of
 period....................   675     0.01   11,790    0.02     9,246    3.68
                              ===            ======           =======
Options exercisable at end
 of period.................   675            11,790    0.02       370    0.03
                              ===            ======           =======
Weighted average fair value
 of
 options granted during
 period....................           0.01             0.10              2.80

   The following table summarizes information about fixed stock options outstanding at December 31, 1998, (shares in thousands):

                          Options Outstanding at           Options Exercisable at
                             December 31, 1998               December 31, 1998
                   ------------------------------------- --------------------------
                                                Weighted
      Range of      Number of  Weighted Average Average   Number of     Weighted
      Exercise       Shares       Remaining     Exercise   Shares       Average
       Prices      Outstanding Contractual Life  Price   Exercisable Exercise Price
      --------     ----------- ---------------- -------- ----------- --------------
   $ 0.01 -
     $ 0.22           1,302          8.8 years   $ 0.04      370         $0.03
     0.67 -
       1.00             943          9.3           0.75       --            --
     3.11 -
       3.11             821          9.4           3.11       --            --
     4.67 -
       5.00           6,165          9.6           4.91       --            --
            16.85        15          9.8          32.52       --            --
                                                                            --
                      -----                                  ---
                      9,246          9.5           3.68      370          0.03
                      =====                                  ===

                                   eBAY INC.

 Fair value disclosures

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                   Year Ended December 31,
                                                   ---------------------------
                                                    1996      1997      1998
                                                   -------   -------   -------
   Risk-free interest rates.......................     6.0%      5.9%      4.9%
   Expected lives (in years)......................     5.0       5.0       3.0
   Dividend yield.................................       0%        0%        0%
   Expected volatility............................       0%        0%       80%

   Prior to the Company's initial public offering, the fair value of each option grant was determined using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The compensation cost associated with the Company's stock-based compensation plans, determined using the minimum value method prescribed by SFAS No. 123, did not result in a material difference from the reported net income for the years ended December 31, 1996 and 1997. The effect of compensation cost on net income and earnings per share for the year ended December 31, 1998 is as follows, (in thousands, except per share amounts):

                                                                          1998
                                                                         ------
   Net income:
     As reported........................................................ $2,398
     Pro forma.......................................................... $1,622
   Net income per share--basic:
     As reported........................................................ $ 0.05
     Pro forma.......................................................... $ 0.03
   Net income per share--diluted:
     As reported........................................................ $ 0.02
     Pro forma.......................................................... $ 0.01

 1998 Employee Stock Purchase Plan

   In July 1998, the Board adopted, and in August 1998 the Company's stockholders approved, the 1998 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 900,000 shares of Common Stock for issuance thereunder. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically by the number of shares purchased under the Purchase Plan in the preceding calendar year. The aggregate number of shares reserved for issuance under the Purchase Plan shall not exceed 4,500,000 shares. The Purchase Plan became effective on September 24, 1998, the first business day on which price quotations for the Company's Common Stock were available on the Nasdaq National Market. Employees are generally eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders of the Company. Under the Purchase Plan, eligible employees may select a rate of payroll deduction between 2% and 10% of their W-2 cash compensation subject to certain maximum purchase limitations. Each Offering Period has a maximum duration of two years (the "Offering Period") and consists of four six-month Purchase Periods (each, a "Purchase Period"), with the exception of the first Offering Period, which began on September 24, 1998 and will end on April 30, 1999. Offering Periods and Purchase Periods thereafter will begin on April 1 and November 1. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable offering period or on the last day of
                                   eBAY INC.

that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan.

 1998 Directors Stock Option Plan

   In July 1998, the Board adopted, and in August 1998 the Company's stockholders approved, the Directors Plan and reserved a total of 600,000 shares of the Company's Common Stock for issuance thereunder. Members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Directors Plan. The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the Common Stock on the date of grant. Each eligible director who first becomes a member of the Board on or after the effective date of the Registration Statement of which this Prospectus forms a part (the "Effective Date") will initially be granted an option to purchase 90,000 shares (an "Initial Grant") on the date such director first becomes a director. Immediately following each Annual Meeting of the Company, each eligible director will automatically be granted an additional option to purchase 15,000 shares if such director has served continuously as a member of the Board since the date of such director's Initial Grant or, if such director was ineligible to receive an Initial Grant, since the Effective Date. In March 1999, the Board amended the Directors Plan to provide that no such grants would be made to eligible directors at the 1999 Annual Meeting. The Board is considering other changes to the Directors Plan in light of the proposed changes in the accounting for this type of plan. The term of such options is ten years, provided that they will terminate seven months following the date the director ceases to be a director or a consultant of the Company (twelve months if the termination is due to death or disability). All options granted under the Directors Plan will vest as to 25% of the shares on the first anniversary of the date of grant and as to 2.08% of the shares each month thereafter, provided the optionee continues as a member of the Board or as a consultant to the Company.

 Unearned stock-based compensation

   In connection with certain stock option grants during the years ended December 31, 1997 and 1998, the Company recognized unearned compensation totaling $1.4 million and $5.4 million, respectively, which is being amortized over the four-year vesting periods of the related options. Amortization expense recognized during the years ended December 31, 1997 and 1998 totaled approximately $25,000 and $2.6 million, respectively.

Note 11--Subsequent Events:

 Stock split

   During January 1999, the Company's Board of Directors approved a three-for-one Common Stock split. Shareholders of record on February 9, 1999 received two additional shares on March 1, 1999. All share and per share amounts in these consolidated financial statements and notes thereto for all periods presented have been retroactively adjusted to reflect the stock splits.

 Australian joint venture

   On February 17, 1999, eBay entered into a joint venture agreement with an Australian company, PBL Online PTY Limited (PBLO), for the formation of a company which will provide on-line trading services to Internet users based primarily in Australia and New Zealand (combined, the "Territory"). PBLO is part of the Publishing & Broadcasting Limited group of companies which provide a wide range of media services in the Territory, including magazine publishing, television broadcasting, on-line services, broadcast programs and electronic commerce services. The joint venture company will be based in Australia and will combine eBay's
                                   eBAY INC.

technical and software experience, market knowledge and reputation with PBLO's publishing, distribution, advertising and marketing channels. Operations of the joint venture company are expected to commence during 1999.

 Contractual arrangements

   On March 1, 1999, eBay commenced an insurance program for eBay users. The program provides coverage on qualified transactions involving fraud that occurs when a winning bidder of an auction sends money to a seller, in good faith, and does not receive the item or does not receive the item as described in the eBay auction. To qualify for benefits under the program, the winning bidder must be an eBay buyer in "good standing" and the seller must be "registered" with a Feedback Rating of zero (0) or above. eBay has entered into a contract with Lloyd's of London to underwrite the program for an initial period of six months at a minimum cost of $525,000.

   On March 2, 1999, eBay entered into a Co-branding and Advertising Agreement (the "Agreement") with i-Escrow, Inc. ("i-Escrow"). Under the terms of the Agreement, i-Escrow will develop co-branded website pages which offer third party escrow services to eBay users. Upon request by an eBay user, i-Escrow will escrow a buyer's money until the buyer confirms that the applicable item was physically delivered, at which time the buyer's money will be released to the seller. eBay is committed to actively promoting these services to sellers and high bidders upon successful completion of the auction, but does not have control over, or ownership of, the escrowed funds. The co-branded website pages are expected to be launched in 1999.

   In March 1999, the Company expanded the scope of its strategic relationship with AOL. Under their amended agreement, eBay will be given a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. eBay will pay $75 million over the four-year term of the contract. eBay will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site.

 Contingencies

   On March 23, 1999, the Company was sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for the Company's alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against the Company's operations. It also seeks treble damages and attorneys' fees and costs. The Company believes that it has meritorious defenses against this suit and intends to vigorously defend itself. The Company could be forced to incur material expenses during this defense and in the event it were to lose this suit, its business would be harmed.

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------

   In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eBAY INC.

Date: March 29, 1999

                                          Principal Executive Officer:

                                                  /s/ Margaret C. Whitman
                                          By: _________________________________
                                            Margaret C. Whitman
                                            President and Chief Executive
                                            Officer

                                          Principal Financial Officer and
                                           Principal Accounting Officer:

                                                   /s/ Gary F. Benigier
                                          By: _________________________________
                                            Gary F. Benigier
                                            Chief Financial Officer and Vice
                                            President of Operations

                                          Additional Directors:

                                                   /s/ Pierre M. Omidyar
                                          By: _________________________________
                                            Pierre M. Omidyar
                                            Founder, Chairman of the Board and
                                            Director

                                                     /s/ Scott D. Cook
                                          By: _________________________________
                                            Scott D. Cook
                                            Director

                                                    /s/ Robert C. Kagle
                                          By: _________________________________
                                            Robert C. Kagle
                                            Director

                                                   /s/ Howard D. Schultz
                                          By: _________________________________
                                            Howard D. Schultz
                                            Director