Form 10-Q
period 1999-03-31
EBAY INC
filed 1999-05-14
CIK 1065088

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                               -----------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 1999

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



                                 (408) 558-7400
              (Registrant's telephone number, including area code)

                               -----------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  X    No
                              ---      ---

As of April 30, 1999, there were 125,242,245 shares of the Registrant's Common Stock outstanding.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
eBAY INC.
INDEX
--------------------------------------------------------------------------------



                                                                                                   Page
PART I FINANCIAL INFORMATION                                                                      Number
ITEM 1:  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheet as of December 31, 1998
          and March 31, 1999..................................................................       2

         Condensed Consolidated Statement of Income for the three months ended
          March 31, 1998 and 1999.............................................................       3

         Condensed Consolidated Statement of Cash Flows for the three months
          ended March 31, 1998 and 1999.......................................................       4

         Notes to Condensed Consolidated Financial Statements.................................       5

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations       9

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk...........................      27

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings....................................................................      28

ITEM 2:  Changes in Securities and Use of Proceeds............................................      28

ITEM 3:  Defaults Upon Senior Securities......................................................      28

ITEM 4:  Submission of Matters to a Vote of Security Holders..................................      28

ITEM 5:  Other Information....................................................................      28

ITEM 6:  Exhibits and Reports on Form 8-K.....................................................      29

Signatures....................................................................................      30

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   eBAY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
              (in thousands, except per share amounts; unaudited)


                                                                                   December 31,           March 31,
                                                                                       1998                 1999
                                                                                ----------------     ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................         $31,790             $ 24,850
   Short-term investments.......................................................          40,401               32,121
   Accounts receivable, net.....................................................           6,369               12,104
   Other current assets.........................................................           4,825               23,588
                                                                                         -------             --------
       Total current assets.....................................................          83,385               92,663
Property and equipment, net.....................................................           7,831               16,235
Intangible and other assets, net................................................           1,267                  814
                                                                                         -------             --------
                                                                                         $92,483             $109,712
                                                                                         =======             ========
                                 LIABILITIES AND
                               STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................         $ 1,385             $  3,748
   Customer advances............................................................             727                1,022
   Income taxes payable.........................................................              --                2,713
   Deferred tax liabilities.....................................................           1,682                1,682
   Other current liabilities....................................................           4,244                8,947
                                                                                         -------             --------
       Total current liabilities................................................           8,038               18,112
                                                                                         -------             --------

Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000 shares authorized;
   no shares issued or outstanding..............................................              --                   --
  Common Stock, $0.001 par value, 195,000 shares authorized;
   120,760 and 120,770 shares issued and outstanding............................             121                  121
   Additional paid-in capital...................................................          86,265               86,089
   Notes receivable from stockholders...........................................          (1,130)                (510)
   Unearned compensation........................................................          (4,139)              (3,324)
   Retained earnings............................................................           3,328                9,224
                                                                                         -------             --------
       Total stockholders' equity...............................................          84,445               91,600
                                                                                         -------             --------
                                                                                         $92,483             $109,712
                                                                                         =======             ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except per share amounts; unaudited)

                                                                                    Three Months Ended March 31,
                                                                              -------------------------------------
                                                                                     1998                 1999
                                                                              ----------------     ----------------

Net revenues..................................................................         $ 5,981             $ 34,010
Cost of net revenues..........................................................             630                5,121
                                                                                       -------             --------
       Gross profit...........................................................           5,351               28,889
                                                                                       -------             --------
Operating expenses:
   Sales and marketing........................................................           2,106               12,067
   Product development........................................................             518                1,924
   General and administrative.................................................           1,028                5,043
   Amortization of acquired intangibles.......................................              --                  328
                                                                                       -------             --------

       Total operating expenses...............................................           3,652               19,362
                                                                                       -------             --------
Income from operations........................................................           1,699                9,527
Interest and other income, net................................................              22                  639
                                                                                       -------             --------
Income before income taxes....................................................           1,721               10,166
Provision for income taxes....................................................          (1,573)              (4,270)
                                                                                       -------             --------
Net income....................................................................         $   148             $  5,896
                                                                                       =======             ========
Net income per share:
   Basic......................................................................           $0.00                $0.06
                                                                                       =======             ========
   Weighted average shares--basic.............................................          26,936               95,047
                                                                                       =======             ========
   Diluted....................................................................           $0.00                $0.05
                                                                                       =======             ========
   Weighted average shares--diluted...........................................          97,614              127,979
                                                                                       =======             ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                      Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                       1998                 1999
                                                                                ----------------     ----------------

Cash flows from operating activities:
 Net income  ..............................................................              $   148             $  5,896
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Provision for doubtful accounts and authorized credits  ................                  610                1,849
   Depreciation and amortization  .........................................                  107                1,203
   Amortization of unearned compensation  .................................                  421                  666
   Series B Preferred Stock issued for services  ..........................                   93                   --
   Amortization of acquired intangibles  ..................................                   --                  452
   Changes in assets and liabilities:
     Accounts receivable  .................................................               (1,800)              (7,584)
     Other current assets  ................................................                  (47)             (18,763)
     Accounts payable  ....................................................                  357                2,363
     Customer advances  ...................................................                   64                  295
     Income taxes payable  ................................................                1,547                2,713
     Other current liabilities  ...........................................                  727                4,704
                                                                                         -------             --------
Net cash provided by (used in) operating activities  ......................                2,227               (6,206)
                                                                                         -------             --------

Cash flows from investing activities:
   Purchases of property and equipment  ...................................                 (884)              (9,607)
   Purchases of short-term investments  ...................................                   --                 (514)
   Sale and maturity of short-term investments  ...........................                   --                8,794
                                                                                         -------             --------
Net cash used in investing activities  ....................................                 (884)              (1,327)
                                                                                         -------             --------

Cash flows from financing activities:
 Proceeds from Common Stock, net  .........................................                  114                   84
 Repayment of stockholder loans  ..........................................                   --                  509
 Principal payments on debt and leases  ...................................                  (48)                  --
                                                                                         -------             --------
Net cash provided by financing activities  ................................                   66                  593
                                                                                         -------             --------

Net increase (decrease) in cash and cash equivalents  .....................                1,409               (6,940)
Cash and cash equivalents at beginning of period  .........................                3,723               31,790
                                                                                         -------             --------

Cash and cash equivalents at end of period  ...............................              $ 5,132             $ 24,850
                                                                                         =======             ========

Supplemental cash flow disclosures:
   Cash paid for interest  ................................................              $    10             $     --
   Cash paid (refund received) for income taxes  ..........................              $  (473)            $     25

Non-cash investing and financing activities:
   Common Stock issued for notes receivable  ..............................              $   637             $     --



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

  The Company

  eBay Inc. (the "Company") was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. The Company operates an online person-to-person trading community. eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an auction format to trade personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online 24-hours-a-day, seven-days-a-week.

  Basis of presentation

  The accompanying condensed consolidated financial statements as of December 31, 1998 and March 31, 1999, and the three months ended March 31, 1998 and 1999, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 1999 and for the three months ended March 31, 1998 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999. Certain prior period balances have been reclassified to conform to the current period presentation.

  Principles of consolidation

  The condensed consolidated financial statements as of March 31, 1999, and for the three months then ended include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

  Advertising expense

  The Company recognizes advertising expenses in accordance with Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally using the greater of the ratio of the number of impressions delivered over the total number of contracted impressions or on a straight-line basis over the term of the contract.

  Stock split

  During January 1999, the Company's Board of Directors approved a three-for-one Common Stock split. Shareholders of record on February 9, 1999 received two additional shares for every one share held on March 1, 1999. All share and per share amounts in these condensed consolidated financial statements and notes thereto for all periods presented have been retroactively adjusted to reflect the stock split.

   Net income per share

  The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net
                                   eBAY INC.

income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted Common Stock and incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share to the extent such shares are dilutive.

  The following table sets forth the computation of basic and diluted net income per share for the periods indicated, (in thousands, except per share amounts; unaudited):


                                                                                      Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                       1998                 1999
                                                                                ----------------     ----------------
Numerator:
 Net income.....................................................................        $    148             $  5,896
  Accretion of Series B Mandatorily Redeemable Convertible Preferred Stock to
   redemption value.............................................................             (23)                  --
                                                                                        --------             --------
 Net income available to common stockholders....................................        $    125             $  5,896
                                                                                        ========             ========
Denominator:
 Weighted average shares........................................................          73,436              120,790
 Weighted average unvested common shares subject to repurchase agreements.......         (46,500)             (25,743)
                                                                                        --------             --------
 Denominator for basic calculation..............................................          26,936               95,047
 Weighted average effect of dilutive securities:
  Series A Preferred Stock......................................................          15,088                   --
  Series B Preferred Stock......................................................           9,090                   --
  Weighted average unvested common shares subject to repurchase agreements......          46,500               25,743
  Employee stock options......................................................              --                  7,189
                                                                                        --------             --------
 Denominator for diluted calculation............................................          97,614              127,979
                                                                                        ========             ========
Net income per share:
 Basic..........................................................................        $   0.00             $   0.06
                                                                                        ========             ========
 Diluted........................................................................        $   0.00             $   0.05
                                                                                        ========             ========


Note 2--Balance Sheet Components:

                                                                                   December 31,         March 31,
                                                                                       1998                1999
                                                                                ----------------    ----------------
Other current assets:
   Prepaid expenses.............................................................          $3,240             $23,452
   Prepaid taxes................................................................           1,532                  --
   Deposits - current...........................................................              33                 111
   Other current assets.........................................................              20                  25
                                                                                          ------             -------
       Total other current assets...............................................          $4,825             $23,588
                                                                                          ======             =======

  The most significant elements of prepaid expenses at December 31, 1998 and March 31, 1999 were payments to America Online, Inc. ("AOL") for future marketing efforts. At December 31, 1998 and March 31, 1999, those pre-payments totaled $2.3 million and $20.1 million respectively.

                                   eBAY INC.

Note 3--Credit Facilities:

  Line of credit

  At December 31, 1998, the Company had $0 outstanding under a line of credit facility with a financial institution. The facility provided a revolving line, including an equipment sub-limit facility of up to $750,000 and expired on January 5, 1999. Under the line of credit, the Company was required to comply with certain financial covenants. The Company was in compliance with all such covenants at December 31, 1998.

  Letter of credit

  At December 31, 1998, the Company maintained a $202,000 letter of credit with a financial institution to secure the lease deposit on its office facility. During the quarter ended March 31, 1999, the Company amended its existing office leases and entered into new lease agreements. As a result of the amendment the original letter of credit was terminated. In conjunction with the new lease agreements, the Company established a $500,000 letter of credit with another financial institution to secure the lease deposit. The letter of credit expires September 1, 2000, and is secured by funds held on deposit at a financial institution.


Note 4--Contingencies:

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


Note 5--Joint Venture:

  On February 17, 1999, eBay entered into a joint venture agreement with an Australian company, PBL Online PTY Limited ("PBLO"), for the formation of a company that will provide on-line trading services to Internet users based primarily in Australia and New Zealand (combined, the "Territory"). PBLO is part of the Publishing & Broadcasting Limited group of companies which provide a wide range of media services in the Territory, including magazine publishing, television broadcasting, on-line services, broadcast programs and electronic commerce services. The joint venture company will be based in Australia and will combine eBay's technical and software experience, market knowledge and reputation with PBLO's publishing, distribution, advertising and marketing channels. Operations for the joint venture company are expected to commence during 1999. Through March 31, 1999, no significant revenue, costs, or expenses had been incurred related to the agreement.

Note 6--Contractual Agreements:

  AOL

  During 1998, the Company entered into a three-year marketing agreement with AOL. Under the terms of the agreement the Company will be provided with a specific number of advertising impressions featuring it as the preferred provider of person-to-person auction services on AOL's service. In consideration, the Company committed to pay $12.0 million over the three-year term of the agreement. The Company is recognizing these fees as sales and marketing expenses over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. At March 31, 1999, the Company had paid $4.0 million to AOL under this agreement, of which $2.7 million was recognized as sales and marketing expense.

                                   eBAY INC.

  In March 1999, the Company expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay will be given a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. In addition, eBay will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site. eBay will pay $75 million over the four-year term of the contract. At March 31, 1999, the Company had advanced $18.8 million under the amended agreement, which will be amortized to sales and marketing expense over the first year of the contract.

  In conjunction with the amended agreement, AOL will terminate the original contract at the end of the first year. As such, the remaining $8.0 million commitment during years two and three has been waived. AOL will continue to deliver impressions under the original agreement through August of 1999.

  Insurance

  On March 1, 1999, eBay began an insurance program for eBay users. The program provides coverage on qualified transactions for fraud that occurs when a winning bidder of an auction sends money to a seller, in good faith, and does not receive the item or receives an item materially different that described in the eBay auction. To qualify for benefits under the program, the winning bidder must be an eBay buyer in "good standing" and the seller must be "registered" with a Feedback Rating of zero (0) or above. eBay has entered into a contract with Lloyd's of London to underwrite the program for an initial period of six months at a minimum cost of $525,000. Expenses related to the minimum cost are being recognized ratably over the initial offering period, and all costs in excess of the minimum are expensed as incurred. At March 31, 1999, no expenses beyond the minimum had been recognized.


Note 7--Subsequent Events:

  Secondary Offering

  On April 16, 1999, the Company completed its secondary public offering of Common Stock. A total of 4,250,000 shares were sold at a price of $170.00 per share to an underwriting syndicate led by Goldman, Sachs & Co. and Morgan Stanley Dean Witter. The offering resulted in net proceeds to the Company of approximately $696.2 million, net of an underwriting discount of $25.3 million and estimated offering expenses of $1.0 million.

  Butterfield & Butterfield

  On April 26, 1999, the Company agreed to acquire Butterfield & Butterfield, one of the world's largest auction houses. The transaction will be accounted for as a tax-free pooling of interests. The number of shares to be issued in the transaction will be determined by a formula involving the average price of eBay common stock during a period prior to the closing of the transaction. The approximate value of the transaction is expected to be $260 million. The Company expects to recognize certain one-time expenses related to the transaction in the quarter of closing. Closing is subject to certain conditions, including regulatory approvals, and is expected to take place in the second quarter.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

  This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Prospectus dated April 12, 1999.


Overview

  eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining auction format to buy and sell personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available 24-hours-a-day, seven-days-a-week.

  Substantially all of the Company's revenues come from placement and success fees paid by sellers; eBay charges no fees to buyers and, to date, has chosen to sell almost no advertising on its website. Sellers pay a nominal placement fee and by paying additional fees, sellers can have items featured in various ways. Sellers for whom a three, five or seven day auction is successfully concluded (i.e., there is at least one bid above the seller's specified minimum or reserve price, whichever is higher) also pay a success fee based on the final purchase price. Revenues from placement fees are recognized at the time that the item is listed; revenues related to success fees are recognized at the time that the auction is successfully concluded. At no point during the auction process does the Company take possession of either the item being sold or the buyer's payment for the item. Fees to sellers are aggregated and billed on a monthly basis. A substantial majority of customer accounts are settled by directly charging credit card numbers provided by sellers. Provisions for estimated uncollectible accounts and authorized credits are recorded as percentages of revenues and are provided for at the time of revenue recognition. In certain instances, customers will deposit funds with eBay in anticipation of future transactions; these prepayments appear on the Company's balance sheet as customer advances.

  eBay's business model is significantly different from many existing online auction and other electronic commerce businesses. Because individual sellers, rather than eBay, sell the items listed, the Company has no cost of goods sold, no procurement, carrying or shipping costs and no inventory risk. The Company's rate of expense growth is primarily driven by increases in personnel, expenditures for advertising and promotion, and depreciation on site hardware and software. The Company intends to continue investing in site infrastructure and increase its expenses significantly, in particular its advertising, promotion and personnel expenses, in an effort to maintain revenue growth. The Company remains committed to a long-term growth strategy which combines the best elements of community and e-commerce, and will continue to invest prudently but aggressively to maintain its leadership role in online personal trading.

  It is difficult for the Company to forecast its revenues or earnings accurately and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate forecasts are difficult, the Company has begun to recognize the seasonal nature of its business. In particular, the Company has noted strong sequential quarterly revenue growth between the fourth fiscal quarter and the first fiscal quarter, and a lower, relatively level growth rate throughout the remainder of the year. Sequential revenue growth from the fourth quarter of 1997 to the first quarter of 1998 was 128%, with the remaining quarters showing approximately 50% sequential growth. For the quarter ended March 31, 1999, the Company recognized 74% sequential quarterly revenue growth. The Company expects this growth rate to drop significantly during the second quarter based on the seasonal nature of historical revenue trends.

  Because of the inherent difficulty in forecasting revenue, it is also difficult to forecast income statement expense categories as a percentage of revenue. Quarterly and annual income statement expense categories as a percentage of revenue may be significantly different from historical or projected rates. As a general note, the Company expects costs to increase in absolute dollars across all income statement categories and vary as a percentage of revenue based on quarterly revenue growth.

  On April 26, 1999, the Company agreed to acquire Butterfield & Butterfield, one of the world's largest auction houses. The transaction will be accounted for as a tax-free pooling of interests. The number of shares to be issued in the transaction will be determined by a formula involving the average price of eBay common stock during a period prior to the closing of the transaction. The approximate value of the transaction is expected to be $260 million. The Company expects to recognize certain one-time expenses related to the transaction in the quarter of closing. Closing is subject to certain conditions, including regulatory approvals, and is expected to take place in the second quarter. The Company has not had an opportunity to evaluate the specific effect the transaction will have on its results of operations. As such, the transaction has been omitted from the forward looking comments in the discussion of the results of operations.


Results of Operations


  Sequential Quarterly Trends and Results of Operations

  The following table sets forth, for the periods presented, certain data from eBay's condensed consolidated statement of income. The condensed consolidated statement of income data has been derived from eBay's unaudited consolidated financial statements, which, in management's opinion, have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, unaudited).


                                                                                                       Three months ended
                                                                                           ---------------------------------------
                                                                                               Dec 31, 1998          Mar 31, 1999
                                                                                           -----------------     -----------------
                                                                                                   (in thousands, unaudited)
Net revenues...............................................................................          $19,495               $34,010
Cost of net revenues.......................................................................            3,020                 5,121
                                                                                                     -------               -------
Gross profit...............................................................................           16,475                28,889
                                                                                                     -------               -------
Operating expenses:
 Sales and marketing.......................................................................            9,755                12,067
 Product development.......................................................................            1,544                 1,924
 General and administrative................................................................            2,778                 5,043
 Amortization of acquired intangibles......................................................              328                   328
                                                                                                     -------               -------
   Total operating expenses................................................................           14,405                19,362
                                                                                                     -------               -------
Income from operations.....................................................................            2,070                 9,527
Interest and other income, net.............................................................              682                   639
                                                                                                     -------               -------
Income before income taxes.................................................................            2,752                10,166
Provision for income taxes.................................................................           (1,232)               (4,270)
                                                                                                     -------               -------
Net income.................................................................................          $ 1,520               $ 5,896
                                                                                                     =======               =======

  For the quarter ended March 31, 1999, the Company made significant investments in its internal infrastructure, primarily in personnel and site equipment, which affected costs in all income statement categories. Cost of net revenues increased during the first quarter largely due to labor and related costs associated with the Company's expansion of its customer support department and depreciation of recently acquired site equipment. The Company expects that it will continue to invest in these areas in advance of revenue growth, resulting in lower gross margins in the near future. The Company realized additional increases in cost of revenues due to volume-driven transactional expenses such as ISP connectivity charges and bank processing charges for customer fees paid by credit cards. The increase in sales and marketing expenses in the first quarter over the prior period was primarily due to personnel growth, the expansion of online advertising, tradeshow programs and international marketing. Product development expenses increased due to additional headcount and the use of consultants, but were otherwise relatively unchanged compared to the fourth quarter of 1998. General and administrative expenses increased substantially over the previous quarter again primarily due to the Company's investment in personnel, increases in professional service fees and incremental costs associated with being a public company.

  For the first quarter of 1999, eBay recorded certain non-cash charges of $666,000 and $453,000 related to the amortization of stock compensation and acquisition-related expenses, respectively, and recorded a tax provision of $4.3 million, representing an effective tax rate of 42 percent of first quarter pre-tax income.

  As previously noted, the Company expects costs to increase across all income statement expense categories during the second quarter. The quarter ending June 30, 1999 will include an entire quarter of costs associated with the investment in personnel and site equipment during the first quarter, and the Company will continue to invest in internal infrastructure to meet user demand.


  Historical Trends and Results of Operations

  The following table sets forth, for the periods presented, certain data derived from the Company's unaudited condensed consolidated statement of income as a percentage of net revenues and certain unaudited supplemental operating data. The operating results for the three months ended March 31, 1998 and 1999, are not necessarily indicative of the results that may be expected for any future period.


                                                                                                  Three months ended March 31,
                                                                                           ---------------------------------------
                                                                                                   1998                  1999
                                                                                           -----------------     -----------------
                                                                                              (in thousands, except percentages)
Net revenues...............................................................................            100.0%                100.0%
Cost of net revenues.......................................................................             10.5                  15.1
                                                                                                    --------              --------
Gross profit...............................................................................             89.5                  84.9
                                                                                                    --------              --------
Operating expenses:
 Sales and marketing.......................................................................             35.2                  35.5
 Product development.......................................................................              8.7                   5.7
 General and administrative................................................................             17.2                  14.8
 Amortization of acquired intangibles......................................................               --                   0.9
                                                                                                    --------              --------
   Total operating expenses................................................................             61.1                  56.9
                                                                                                    --------              --------
Income from operations.....................................................................             28.4                  28.0
Interest and other income, net.............................................................              0.4                   1.9
                                                                                                    --------              --------
Income before income taxes.................................................................             28.8                  29.9
Provision for income taxes.................................................................            (26.3)                (12.6)
                                                                                                    --------              --------
Net income.................................................................................              2.5%                 17.3%
                                                                                                    ========              ========

Supplemental operating data (in thousands):
Number of registered users at end of period................................................              580                 3,825
Gross merchandise sales (1)................................................................         $104,113              $540,748


Number of auctions listed...............................................................             4,209                22,959

-----------------
(1) Represents the aggregate sales prices of all goods for which an auction was successfully concluded (i.e., there was at least one bid above the seller's specified minimum price or reserve price, whichever is higher).

  Net Revenues

  The Company's net revenues increased from $6.0 million in the three months ended March 31, 1998, to $34.0 million in the comparable period of 1999. The strong growth was primarily the result of increased activity on the eBay website, as shown by increases in total items listed and gross merchandise sales. Neither increased fees for specific featured placements nor changes in average transaction size had a material impact on net revenue growth.

  Cost of Net Revenues

  Cost of net revenues are primarily derived from costs associated with customer support and website operations. These include: fees for independent contractors, compensation for Company customer support and site operations personnel and, to a lesser extent, ISP connectivity charges, bank processing charges for customer fees paid by credit cards, depreciation of the equipment required for the Company's website operations, and amortization of acquired technology. Cost of net revenues increased from $630,000 or 10.5% of net revenues in the three months ended March 31, 1998, to $5.1 million or 15.1% of net revenues in the comparable period of 1999. The increase resulted from the continued development and expansion of the Company's customer support organization, increases in bank processing charges for customer fees paid by credit cards, depreciation of the equipment required for the Company's website operations, and ISP connectivity charges. These costs, especially those related to customer support and depreciation, are expected to continue to increase rapidly as the Company invests in its infrastructure in advance of demand, resulting in lower gross margins in the near term.

  Sales and Marketing

  The Company's sales and marketing expenses are comprised primarily of compensation for the Company's sales and marketing personnel, advertising, tradeshow and other promotional costs, expenses for creative design of the Company's website and an allocation of overhead. Sales and marketing expenses increased from $2.1 million or 35.2% of net revenues in the three months ended March 31, 1998, to $12.1 million or 35.5% of net revenues in the comparable period of 1999. The increases resulted primarily from continued growth in the number of personnel, increases in advertising and promotional expenses and expenses related to the Company's agreement with AOL. At March 31, 1999, the Company had advanced $18.8 million to AOL for future marketing efforts as part of the expanded strategic alliance initiated in March 1999. Sales and marketing expenses are expected to increase in the second quarter, due in part to the commencement of advertising impressions delivered under the strategic alliance with AOL, in part due to expanded radio advertising, and in part to incremental expense associated with personnel additions made in the first quarter and those planned for the second quarter.

  Product Development

  The Company's product development expenses consist primarily of compensation for the Company's product development staff, payments to outside contractors and, to a lesser extent, depreciation on equipment used for development and an allocation of overhead. The Company's product development expenses increased in absolute dollars from $518,000 or 8.7% of net revenues in the three months ended March 31, 1998, to $1.9 million or 5.7% of net revenues in the comparable period of 1999. The increase in absolute dollars resulted primarily from the increased size of the product development staff and payments to outside contractors. Product development expenses are expected to increase in the second quarter primarily as the result of personnel additions in the first quarter and those planned in the second quarter.

  General and Administrative

  The Company's general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, provisions for doubtful accounts, fees for external professional advisors and an allocation of overhead. The Company's general and administrative expenses increased in absolute dollars from $1.0 million or 17.2% of net revenues in the three months ended March 31, 1998, to $5.0 million or 14.8% of net revenues in the comparable period of 1999. The increases in absolute dollars resulted primarily from additional personnel-related expenses, the provision for doubtful accounts (based upon a percentage of revenues reflecting the Company's historical experience), fees for professional services an allocation of overhead.

  Amortization of Acquired Intangibles

  During the three months ended March 31, 1999, the Company recorded a $328,000 expense associated with intangible assets acquired in the acquisition of Jump Inc. ("Jump"), there were no such expenses in the comparable periods of 1998.

  Interest and Other Income, Net

  The Company's interest and other income, net, increased from $22,000 in the three months ended March 31, 1998, to $639,000 in the comparable period of 1999. Substantially all of the increase was the result of interest earned on cash, cash equivalents, and short-term investments, particularly the interest earned on the net proceeds from the Company's initial public offering completed in September 1998. The Company expects that interest income will increase significantly during the second quarter of 1999, following the completion of its secondary offering in April 1999.

  Provision for Income Taxes

  The Company's effective federal and state income tax rate was 91.4% in the first three months of 1998 compared to 42.0% in the comparable period of 1999. The decrease in the effective tax rate from 1998 to 1999 resulted from the decline in certain non-cash, non-deductible expenses as a percentage of pre-tax income.

  Stock-Based Compensation

  In connection with the grant of certain stock options from May 1997 through June 30, 1998, the Company recorded aggregate unearned compensation totaling $6.8 million, which is being amortized over the four-year vesting period of such options. Of the total unearned compensation, approximately $421,000 and $666,000 was amortized in the three months ended March 31, 1998 and 1999, respectively. The Company expects quarterly amortization of between approximately $700,000 and $440,000 during the remainder of 1999, between approximately $400,000 and $270,000 during 2000 and annual amortization of approximately $720,000 during 2001 and approximately $80,000 during 2002 related to these options. These amortization amounts were allocated among the operational expense categories based upon the primary activity of the related employees.


Liquidity and Capital Resources

  Since eBay's inception, the Company has financed its operations primarily from net cash generated from operating activities. The Company has obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and in September 1998, net proceeds of $66.1 million from its initial public offering. The Company's secondary stock offering, completed in April 1999, provided approximately $696.2 million in net proceeds.

  Net cash provided by operating activities was $2.2 million in the three months ended March 31, 1998 compared to $6.2 million used in operating activities in the same period of 1999. The change in the comparable periods resulted primarily from an $18.8 million payment advanced to AOL in connection with the strategic relationship, and was affected to a lesser degree by net income before non-cash charges for amortization of unearned compensation, the provision for doubtful accounts and depreciation and amortization, increases in various liability categories, and increases in accounts receivable.

  Net cash used in investing activities totaled $884,000 in the three months ended March 31, 1998 and $1.3 million in the same period of 1999. Net cash used in investing activities in both 1998 and 1999 was the result of purchases of property and equipment, primarily computer equipment and furniture and fixtures totaling $884,000 and $9.6 million, respectively, offset in 1999 by $8.8 million in cash provided by the sale of short-term investments.

  Net cash provided by financing activities was $66,000 in the three months ended March 31, 1998, and $593,000 in the same period of 1999. Net cash provided by financing activities in 1998 resulted almost entirely from sales of Common Stock. Net cash provided by financing activities in 1999 resulted primarily from the repayment of stockholder loans, and to a lesser degree through the sale of Common Stock.

  eBay had no material commitments for capital expenditures at March 31, 1999, but expects such expenditures to be at least $14.0 million through the remainder of 1999. Such expenditures will primarily be for computer equipment, furniture and fixtures and leasehold improvements. eBay also has total minimum lease obligations of $25.1 million through November 2004 under certain noncancellable operating leases. In March 1999, eBay and AOL expanded the scope of their strategic relationship. Under this new agreement eBay will pay AOL $75 million over the four-year term of the contract. Of this amount, $18.8 million had been advanced at March 31, 1999.

  The Company believes that its existing cash, cash equivalents and short-term investments, including the proceeds from the secondary stock offering, and any cash generated from operations will be sufficient to fund its operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, the Company's business could suffer.


Year 2000 Issues

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. The Company has completed modifications to its internal systems to attempt to ensure Year 2000 compliance. The costs of these modifications have not been material and have involved a reallocation of internal resources rather than incremental expenditures. Although the Company believes that its software is Year 2000 compliant, the Company may be wrong. If the Company is wrong, it could face unexpected expenses to fix the problem or unanticipated website outages, either of which would harm its business. The Company uses third-party equipment and software that may not be Year 2000 compliant. For example, the Company relies on credit card companies to collect the majority of its revenues from users. Due to the nature of the credit card system, some industry analysts have questioned the effect of the year 2000 on credit card processing and billing. Failure of the Company's credit card vendors or other third-party equipment or software vendors to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses in seeking alternative means of payment or hardware or software replacements. It also could result in loss of revenues or unanticipated eBay website outages. The Company's marketing efforts are also dependent on the continued operation of Internet portals and other Internet sites on which it advertises.

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


Risk Factors that may Affect Results of Operations and Financial Condition

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


  Our business has been seasonal.

  Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. Although our limited operating history makes it difficult to assess the impact of these seasonal factors, we expect the growth rate of our revenue in the second and subsequent quarters will be significantly below our first quarter growth rate. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.


  Acquisitions could result in dilution, operating difficulties and other harmful consequences.

  If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. We recently announced an agreement to acquire Butterfield & Butterfield ("B&B"), an established auction company with several locations and more than 200 employees. The process of integrating an acquired business into our business and operations may result in unforeseen operating difficulties and expenditures. Integrating B&B, or any other business, will require significant management resources that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition, including B&B, may not be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.


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

  We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have actively sought to work with the content community to eliminate infringing listings on our website, some content owners have expressed the view that our efforts are insufficient. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business.


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

  A large number of transactions occur on our website. As a result, we believe that government regulators have received a substantial number of consumer complaints about us which, while small as a percentage of our total transactions, are large in aggregate numbers. We have from time to time been contacted by various federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps we take to protect our users from fraud. For example, the City of New York--Department of Consumer Affairs received complaints from users about transactions on our website. In investigating these complaints, the Department of Consumer Affairs requested information about us and these transactions. We have provided the requested information. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts. If one or more of these agencies is not satisfied with our response to current or future inquiries, the resultant investigations and potential fines, changes in business practices, or other penalties could harm our business.


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

  On March 23, 1999 we were sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for our alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against our operations. It also seeks treble damages and attorneys' fees and costs. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. We could be forced to incur material expenses during this defense and in the event we were to lose this suit, our business would be harmed.

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

  Our future success, and in particular our ability to facilitate trades successfully and provide high quality customer service, will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Substantially all of our computer hardware for operating our service currently is located at the facilities of Exodus Communications, Inc. ("Exodus") in Santa Clara, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the Exodus facility could result in interruptions in our services. In addition, the failure by Exodus to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

  We have experienced system failures from time to time. Our website has been interrupted for periods ranging from five minutes to five hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that must be responded to by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenue. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed.


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

  We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon us in the future, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions. For example, the sale of real estate is subject to extensive regulation.

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


  We are dependent on key personnel.

  Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key employees. We have only eight executive officers, and the loss of the services of any of them or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel and we do not maintain any "key person" life insurance policies. Our future success also will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. As a result of the recent appreciation in our stock price, we believe that we may be disadvantaged in competing for these employees with other companies whose stocks have not similarly appreciated or who have not yet gone public.


  Our market is intensely competitive.

  The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. Our direct competitors include various online person-to-person auction services, including Yahoo! Auctions, Amazon.com, Excite, Inc., Auction Universe and a number of other small services, including those that serve specialty or regional markets such as CityAuction. We also compete indirectly with business-to-consumer online auction services such as Onsale, First Auction, Surplus Auction and uBid. Traditional auction companies such as Sotheby's are offering or have announced plans to create Internet auction sites. We potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including AOL, Lycos, Inc. and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in the online auction market. The principal competitive factors in our market include the following:

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

  The success of our service will depend largely on the development and maintenance of the Web infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Web access and services. Because global commerce and the online exchange of information is new and evolving, we cannot predict whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Web continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Web infrastructure may be unable to support the demands placed on it. In addition, the performance of the Web may be harmed by increased users or bandwidth requirements.

  The Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from the "Year 2000" problem. See "Management's Discussion and Analysis, Year 2000." These outages and delays could reduce the level of Web usage as well as the level of traffic and the processing of auctions on our service. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complementary products or services necessary to make the Web a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Web may not become a viable commercial marketplace for services such as those that we offer.


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




--------------------------------------------------------------------------------
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk

  The primary objective of eBay's investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 1999, approximately 54% of the Company's total portfolio will mature in one year or less, with the remainder maturing in less than two years.

  The following table presents the amounts of the Company's cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 1999:

                                                                                                                     Fair
                                                                                1999          2000      Total        Value
                                                                             -------       -------   -----------  -----------
                                                                                        (Dollars in thousands)
  Cash equivalents and short-term
    investments........................................................      $27,164       $23,054       $50,218      $50,218
  Average interest rates...............................................          3.3%          3.5%

  eBay did not hold derivative financial instruments as of March 31, 1999, and has never held such instruments in the past. In addition, eBay had no outstanding debt as of March 31, 1999.

Foreign Currency Risk

  Currently the majority of eBay's sales and expenses are denominated in U.S. dollars and as a result the Company has experienced no significant foreign exchange gains and losses to date. While the Company does expect to effect some transactions in foreign currencies during 1999, it does not expect that foreign exchange gains or losses will be significant. The Company has not engaged in foreign currency hedging to date.


--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-59097) relating to the Company's initial public offering of its Common Stock, was September 23, 1998. A total of 12,042,825 shares of Company's Common Stock were sold at a price of $6.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and BT Alex. Brown Incorporated. The offering commenced on September 24, 1998, and closed on September 29, 1998. An additional 32,175 shares of Common stock were sold on behalf of a selling stockholder as part of the same offering. The initial public offering resulted in gross proceeds of $72.5 million, $5.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.2 million. Net proceeds to the Company and selling stockholder were $66.1 million and $180,000, respectively. From the time of receipt through March 31, 1999, the proceeds were all applied toward:

        . Purchases and installation of machinery and equipment, $13,581,000 . Repayments of indebtedness, $414,000; and . Temporary investments in municipal bonds and notes, $28,114,000.

  The remaining proceeds are being used as working capital or are included within cash, cash equivalents and short-term investments.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


ITEM 5.   OTHER INFORMATION

  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  The following exhibits are filed as part of this report:
                  27.01  Financial Data Schedule (EDGAR version only)

        (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


   In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              eBAY INC.


Date:  May 13, 1999           By:   /s/ Margaret C. Whitman
                                    ----------------------------
                                    Margaret C. Whitman
                                    President and Chief Executive Officer



                              By:    /s/ Gary F. Bengier
                                    ---------------------------
                                    Gary F. Bengier
                                    Chief Financial Officer and
                                    Vice President of Operations