Form 10-Q
period 1999-06-30
EBAY INC
filed 1999-08-09
CIK 1065088

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         ____________________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

               2125 Hamilton Ave
             San Jose, California                                              95125
     (Address of principal executive offices)                                (Zip Code)

                                (408) 558-7400
             (Registrant's telephone number, including area code)
                 ____________________________________________

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                               ----      _______

As of July 31, 1999, there were 128,620,235 shares of the Registrant's Common Stock outstanding.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
eBAY INC.
INDEX
--------------------------------------------------------------------------------

                                                                                               Page
PART I FINANCIAL INFORMATION                                                                  Number
ITEM 1:   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheet as of December 31, 1998 and June
            30, 1999....................................................................         2

          Condensed Consolidated Statement of Income for the three and six months
            ended June 30, 1998 and 1999................................................         3

          Condensed Consolidated Statement of Cash Flows for the six months ended
            June 30, 1998 and 1999......................................................         4

          Notes to Condensed Consolidated Financial Statements..........................         5

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................        12

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk....................        32

PART II OTHER INFORMATION

ITEM 1:   Legal Proceedings.............................................................        33

ITEM 2:   Changes in Securities and Use of Proceeds.....................................        33

ITEM 3:   Defaults Upon Senior Securities...............................................        33

ITEM 4:   Submission of Matters to a Vote of Security Holders...........................        33

ITEM 5:   Other Information.............................................................        34

ITEM 6:   Exhibits and Reports on Form 8-K..............................................        35

Signatures..............................................................................        36

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   eBAY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
              (in thousands, except per share amounts; unaudited)

                                                                                   December 31,           June 30,
                                                                                       1998                 1999
                                                                                   ------------          ----------
                                     ASSETS
Current assets:
     Cash and cash equivalents...............................................      $     37,285          $  347,553
     Short-term investments..................................................            40,401              76,771
     Accounts receivable, net................................................            12,425              23,908
     Other current assets....................................................             7,479              24,623
                                                                                   ------------          ----------
          Total current assets...............................................            97,590             472,855
Property and equipment, net..................................................            44,062              72,319
Investments..................................................................                --             358,724
Deferred tax asset...........................................................                --              11,231
Intangible and other assets, net.............................................             7,884               7,080
                                                                                   ------------          ----------
                                                                                   $    149,536          $  922,209
                                                                                   ============          ==========
                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................      $      9,997          $   31,578
   Accrued expenses..........................................................             6,577              16,124
   Notes payable, current....................................................             4,047              13,305
   Income taxes payable......................................................             1,380               7,570
   Other current liabilities.................................................             2,655               3,791
                                                                                   ------------          ----------
       Total current liabilities.............................................            24,656              72,368
Notes payable, long-term.....................................................            18,361               5,521
Other liabilities............................................................             5,981               6,108
                                                                                   ------------          ----------
                                                                                         48,998              83,997
                                                                                   ------------          ----------

Stockholders' equity:
     Common Stock, $0.001 par value; 195,000 shares authorized;
      123,715 and 128,441 shares issued and outstanding......................               123                 128
     Additional paid-in capital..............................................            87,779             804,709
     Notes receivable from stockholders......................................            (1,130)               (361)
     Unearned compensation...................................................            (4,139)             (7,501)
     Retained earnings.......................................................            17,905              18,541
     Accumulated other comprehensive income..................................                --              22,696
                                                                                   ------------          ----------
       Total stockholders' equity............................................           100,538             838,212
                                                                                   ------------          ----------
                                                                                   $    149,536          $  922,209
                                                                                   ============          ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except per share amounts; unaudited)

                                                    Three Months Ended June 30,                Six Months Ended June 30,
                                              -------------------------------------     -------------------------------------
                                                     1998                 1999                 1998                 1999
                                              ----------------     ----------------     ----------------     ----------------
Net revenues:
  Fees and services...........................       $  18,494            $  48,451            $  31,327            $  90,195
  Real estate rentals.........................             986                1,028                2,141                2,085
                                                     ---------            ---------            ---------            ---------
   Total net revenues.........................          19,480               49,479               33,468               92,280
                                                     ---------            ---------            ---------            ---------

Cost of net revenues:
  Fees and services...........................           2,878               10,635                4,688               18,134
  Real estate rentals.........................             408                  310                1,089                  788
                                                     ---------            ---------            ---------            ---------
   Total cost of net revenues.................           3,286               10,945                5,777               18,922
                                                     ---------            ---------            ---------            ---------
       Gross profit...........................          16,194               38,534               27,691               73,358
                                                     ---------            ---------            ---------            ---------

Operating expenses:
  Sales and marketing.........................           6,324               22,916               11,903               39,874
  Product development.........................           1,030                5,476                1,548                7,639
  General and administrative..................           4,492               10,088                6,800               17,702
  Amortization of acquired intangibles........             150                  327                  150                  655
  Merger related costs........................              --                4,359                   --                4,359
                                                     ---------            ---------            ---------            ---------
       Total operating expenses...............          11,996               43,166               20,401               70,229
                                                     ---------            ---------            ---------            ---------
Income (loss) from operations.................           4,198               (4,632)               7,290                3,129
Interest and other income, net................              16                6,562                  496                7,356
Interest expense..............................            (448)                (523)                (928)              (1,042)
                                                     ---------            ---------            ---------            ---------
Income before income taxes....................           3,766                1,407                6,858                9,443
Provision for income taxes....................          (1,037)                (591)              (2,685)              (4,862)
                                                     ---------            ---------            ---------            ---------
Net income....................................       $   2,729            $     816            $   4,173            $   4,581
                                                     =========            =========            =========            =========
Net income per share:
  Basic.......................................       $    0.07            $    0.01            $    0.12            $    0.04
                                                     =========            =========            =========            =========
  Diluted.....................................       $    0.02            $    0.01            $    0.04            $    0.03
                                                     =========            =========            =========            =========
Weighted average shares:
  Basic.......................................          39,447              106,855               34,248              102,343
                                                     =========            =========            =========            =========
  Diluted.....................................         109,929              136,614              104,808              134,525
                                                     =========            =========            =========            =========
Supplemental pro forma information:
  Income before income taxes..................       $   3,766            $   1,407            $   6,858            $   9,443
  Provision for income taxes as reported......          (1,037)                (591)              (2,685)              (4,862)
  Pro forma adjustment to provision for                 (1,043)              (1,137)              (1,513)                (677)
   income taxes (Note 4)......................       ---------            ---------            ---------            ---------
Pro forma net income (loss)...................       $   1,686            $    (321)           $   2,660            $   3,904
                                                     =========            =========            =========            =========
Pro forma net income (loss) per share:
     Basic....................................       $    0.04            $    0.00            $    0.08            $    0.04
                                                     =========            =========            =========            =========
     Diluted..................................       $    0.02            $    0.00            $    0.03            $    0.03
                                                     =========            =========            =========            =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                  Six Months Ended June 30,
                                                                                ----------------------------
                                                                                  1998              1999
                                                                                -----------     ------------
Cash flows from operating activities:
 Net income...............................................................          $ 4,173        $   4,581
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for doubtful accounts and authorized credits.................            1,254            2,843
   Depreciation and amortization..........................................            1,051            4,935
   Amortization of unearned compensation..................................            1,499            2,275
   Series B Preferred stock issued in exchange for services...............              139               --
   Minority interest in deficit of combined companies.....................              719              127
   Loss on impairment of asset held for sale..............................               --              100
   Charitable contribution of Common Stock................................            1,215               --
   Equity in partnership net loss.........................................               72              (61)
   Loss on sale of property...............................................             (200)              --
   Amortization of acquired intangibles...................................              150              655
   Changes in assets and liabilities:
     Accounts receivable..................................................           (7,966)         (14,326)
     Other current assets.................................................             (129)         (17,144)
     Accounts payable.....................................................            2,526           21,581
     Accrued expenses.....................................................           (1,036)           3,968
     Income taxes payable.................................................              965            3,712
     Other liabilities....................................................            2,955            6,715
                                                                                    -------        ---------
Net cash provided by operating activities.................................            7,387           19,961
                                                                                    -------        ---------

Cash flows from investing activities:
   Purchases of property and equipment....................................           (3,071)         (33,058)
   Purchases of short-term investments, net...............................               --          (36,370)
   Purchases of long-term investments.....................................               --         (335,995)
   Proceeds from sale of property and equipment...........................              390               --
   Purchases of intangible assets.........................................             (677)              (3)
   Purchases of other non-current assets..................................              125             (121)
                                                                                    -------        ---------
Net cash used in investing activities.....................................           (3,233)        (405,547)
                                                                                    -------        ---------

Cash flows from financing activities:
 Proceeds from issuance of Series B Preferred Stock, net..................            2,000               --
 Proceeds from issuance of Common Stock, net..............................            3,203          702,685
 Stockholder loan repayments..............................................               --              769
 Principal payments on long-term debt and leases..........................           (3,791)          (3,582)
 Stockholder contributions................................................            1,201               --
 Stockholder distributions................................................           (2,188)          (4,018)
                                                                                    -------        ---------
Net cash provided by financing activities.................................              425          695,854
                                                                                    -------        ---------

Net increase in cash and cash equivalents.................................            4,579          310,268
Cash and cash equivalents at beginning of period..........................           12,109           37,285
                                                                                    -------        ---------

Cash and cash equivalents at end of period................................          $16,688        $ 347,553
                                                                                    =======        =========

Supplemental cash flow disclosures:
   Cash paid for interest.................................................          $ 1,375        $   1,455
   Cash paid for income taxes.............................................          $ 3,650        $   8,574

Non-cash investing and financing activities:
   Common Stock issued for notes receivable...............................          $ 1,468        $      --
   Common Stock issued for acquisition....................................          $ 2,000        $      --

                                   eBAY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1--The Company and Summary of Significant Accounting Policies:

  The Company

  eBay Inc. ("eBay" or the "Company") was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an auction format to trade personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online 24-hours-a-day, seven-days-a-week. eBay also engages in the traditional auction business through its subsidiaries, Butterfield & Butterfield ("B&B") and Kruse International ("Kruse") and in online payment processing through its Billpoint Inc. ("Billpoint") subsidiary.

  Basis of presentation

  The accompanying condensed consolidated financial statements as of December 31, 1998 and June 30, 1999, and for the three and six months ended June 30, 1998 and 1999, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the separate financial statements of B&B, Kruse and Billpoint included in the Company's Current Report on Form 8-K/A filed July 26, 1999. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

  In May and June of 1999, the Company acquired four businesses, each of which were accounted for as pooling of interests (see Note 3 -"Acquisitions"). Accordingly, all financial information included herein has been restated to reflect the combined operations of eBay and the acquired companies. Certain prior period balances have been reclassified to conform to the current period presentation.

  Principles of consolidation

  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


   Revenue recognition

  Kruse auction revenues are derived primarily from entry fees on auction items, bidder registration fees and commission fees calculated as a percentage of the final auction sales transaction value. Revenues related to these fees are recognized upon the completion of an auction. Revenues are also derived from sponsorship fees paid by various corporations. Sponsorship fee revenues are recognized over the term of the sponsorship agreement. Advertising revenues and auctioneer tuition fees do not represent a significant source of revenues and are recognized as advertising and auctioneer training services are provided.

  B&B auction revenues are derived primarily from auction commissions and fees from the sale of property through the auction process. Revenue from these sources are recognized at the date the related auction is concluded. Services revenues are derived from financial, appraisal and other related services and are recognized as such services are rendered. Rental revenues are derived from property rentals to third parties.

  Fair value of financial instruments

  The Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Short and long-term investments which include marketable equity securities, municipal, government and corporate bonds are classified as available-for-sale and reported at fair value. Unrealized gains and losses are excluded from earnings and reported as a component of Stockholders' equity.

  Property and equipment

  Property and equipment are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally five years or less for equipment and furniture, and up to 31.5 years for buildings and building improvements. Leased capital assets are depreciated using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

  Environmental expenditures

  The Company owns or controls real estate properties that are either used in the auction business or leased to unrelated parties for various commercial applications. Certain environmental and structural deficiencies have been identified in the past for which the Company has remediation responsibility. The amounts accrued to correct these matters are based upon estimates developed in preliminary studies by external consultants. Due to uncertainties inherent in the estimation process, the amounts accrued for these matters may be revised in future periods as additional information is obtained.

  Environmental expenditures that relate to current operations are charged to expense or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are charged to expense. Liabilities are recorded when environmental assessments are made and remediation obligations are probable and the costs can be reasonably estimated. The
                                   eBAY INC.

timing of these accruals is generally no later than the completion of feasibility studies. For the periods presented, estimated liabilities of $5.9 million are included within other liabilities.

 Investment in general partnerships

  Interests in general partnerships in which the Company holds more than 50 percent ownership and exerts control are consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these general partnerships and the ownership interests of minority investors are recorded as minority interests and are included within other liabilities. Investments in general partnerships in which the Company holds more than 20 percent are accounted for using the equity method of accounting and are recorded as investment in partnerships and are included within other liabilities.

Note 2--Net Income Per Share:

    The following table sets forth the computation of basic and diluted net income per share for the periods indicated, (in thousands, except per share amounts):

                                                    Three months ended June 30,                Six months ended June 30,
                                              -------------------------------------     -------------------------------------
                                                     1998                 1999                 1998                 1999
                                              ----------------     ----------------     ----------------     ----------------
Numerator:
 Net income....................................   $      2,729     $         816         $      4,173         $       4,581
 Accretion of Series B Preferred Stock to
   redemption value............................            (23)               --                  (46)                   --
                                                  ------------     -------------         ------------         -------------
 Net income available to common stockholders...   $      2,706     $         816         $     4 ,127         $       4,581
                                                  ============     =============         ============         =============
Denominator:
 Weighted average shares.......................         81,793           127,484               78,672               125,529
 Weighted average common shares
  subject to repurchase agreements.............        (42,346)          (20,629)             (44,424)              (23,186)
                                                  ------------     -------------         ------------         -------------
 Denominator for basic calculation.............         39,447           106,855               34,248               102,343
 Weighted average effect of dilutive
  securities:
  Series A Preferred Stock....................          15,088                --               15,088                    --
  Series B Preferred Stock....................          11,275                --               10,213                    --
  Stock warrants..............................           1,677                32                  686                    19
  Weighted average common shares
   subject to repurchase agreements...........          42,346            20,629               44,424                23,186

  Employee stock options......................              96             9,098                  149                 8,977
                                                  ------------     -------------         ------------         -------------
 Denominator for diluted calculation..........         109,929           136,614              104,808               134,525
                                                  ============     =============         ============         =============
Net income per share:
 Basic........................................    $       0.07     $        0.01         $       0.12         $        0.04
                                                  ============     =============         ============         =============
 Diluted......................................    $       0.02     $        0.01         $       0.04         $        0.03
                                                  ============     =============         ============         =============

Note 3--Acquisitions:

  Butterfield & Butterfield
                                   eBAY INC.

  On May 28, 1999, eBay acquired Butterfield & Butterfield Auctioneers Corporation, a Delaware corporation and all affiliated entities under common control including; Butterfield Credit Corporation Inc., 111 Potrero Partners, LLC and HBJ Partners, LLC. (collectively "B&B" or the "B&B Companies").

  Butterfield & Butterfield Auctioneers Corp. ("Butterfield & Buterfield") was established in 1865, incorporated in California in July 1970 and reincorporated in the state of Delaware in March 1999. Butterfield & Butterfield conduct auctions and perform appraisal services of fine art, jewelry, antiques and other collectibles primarily in San Francisco, Los Angeles and Chicago.

  Butterfield Credit Corporation Inc. ("BCCI") is a wholly-owned subsidiary of Butterfield & Butterfield and is incorporated in California. BCCI operates as a financing corporation whose sole purpose is serving Butterfield & Butterfield's clients.

  111 Potrero Partners, LLC ("111 Potrero") is a limited liability corporation organized in May 1996. 111 Potrero owns several commercial properties located in San Francisco and Los Angeles, which are currently occupied by B&B and third parties.

  HBJ Partners, LLC ("HBJ") is a limited liability corporation organized in California in September 1996. HBJ owns several commercial properties located in San Francisco, which are currently occupied by B&B and third parties. HBJ also has general partnership interests in 111 Santa Fe Avenue Partners, 2959 Victoria Street Partners and 6700 Cherry Avenue Partners. Ownership interests in the above partnerships at the date of acquisition were 58%, 60% and 38%, respectively.

  The aggregate consideration exchanged for the merger was 1,327,370 shares of eBay common stock. The merger has been accounted for as a pooling of interests. In April 1999, B&B withdrew its registration statement for its initial public offering. Accordingly, in the second quarter of 1999, the Company recorded a charge of approximately $2.6 million related to the costs of the withdrawn offering. Such amounts are included in merger related costs on the condensed consolidated statement of income.

  Kruse International

  On May 18, 1999, eBay acquired Kruse, Inc. (d/b/a Kruse International) and all affiliated entities under common control including; Auburn Cordage, Inc., ACD Auto Sales, Inc., Reppert School of Auctioneering, Inc. and Classic Advertising & Promotions, Inc., each an Indiana corporation (collectively, "Kruse" or the "Kruse Companies").

  Kruse International was founded in 1971 and operated as a sole proprietorship until it was incorporated in the state of Indiana in August 1986. The Kruse Companies conduct auctions, perform appraisal services and auctioneer training for classic car auctions in various locations in the United States, England, Germany and the Netherlands.

  The aggregate consideration exchanged for the merger was 787,312 shares of eBay common stock for all shares of capital stock of the Kruse Companies. The merger has been accounted for as a pooling of interests.

  Billpoint

  On May 25, 1999, eBay acquired Billpoint, Inc. ("Billpoint"). Billpoint began operations on September 1, 1998, and was incorporated in California on September 24, 1998. Billpoint has developed a centralized, turnkey authorization, billing and payment fulfillment solution that permits individuals and small merchants to accept credit cards as payment for Internet-based sales transactions. Billpoint's service is expected to derive revenues based upon a variety of fee arrangements, including percentage-of-transaction, fixed-fee per transaction and flat monthly rates.

  In connection with the merger, eBay issued a total of approximately 525,000 shares of eBay common stock to the existing Billpoint shareholders as consideration for all shares of capital stock, and all options and warrants to purchase shares of common stock of Billpoint outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase shares of eBay common stock. The merger has been accounted for as a pooling of interests.

     alando.de.AG

     On June 15, 1999, eBay acquired all of the outstanding stock of alando.de.AG ("alando"). alando began operations on February 19, 1999 and is Germany's leading online person-to-person trading community. The aggregate consideration exchanged for the merger was 316,000 shares of eBay common stock. The merger has been accounted for as a pooling of interests.

     The results of operations previously reported by the acquired entities and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized as follows, (in thousands):

                                                                    Year Ended December 31,                Three Months
                                                                                                          Ended March 31,
                                                                   1997                 1998             1998           1999
                                                             ----------------     ----------------   -------------  ------------
Net revenues:
     eBay................................................         $ 5,744              $47,352          $ 5,981        $34,010
     B&B.................................................          28,106               28,512            5,552          6,240
     Kruse...............................................           7,520               10,265            2,455          2,551
     Billpoint...........................................              --                   --               --             --
                                                                  -------              -------          -------        -------
                                                                  $41,370              $86,129          $13,988        $42,801
                                                                  =======              =======          =======        =======

Net income (loss):
     eBay................................................         $   874              $ 2,398          $   148        $ 5,896
     B&B.................................................           6,424                5,007            1,184           (849)
     Kruse...............................................            (237)                 (58)             112           (423)
     Billpoint...........................................              --                  (74)              --           (746)
                                                                  -------              -------          -------        -------
                                                                  $ 7,061              $ 7,273          $ 1,444        $ 3,878
                                                                  =======              =======          =======        =======

There were no adjustments required to conform the accounting policies of the acquired entities to those of the Company.

Note 4--Income Taxes:

  In connection with the acquisition of B&B, B&B's status as an S
Corporation was terminated, and B&B became subject to federal and state income taxes. The supplemental pro forma information includes an increase to the provisions for income taxes based upon a combined federal and state tax rate of 42%, which approximates the statutory tax rates that would have been applied if B&B had been taxed as a C Corporation prior to its acquisition by eBay.

  The following table sets forth, for the periods presented, summary information concerning deferred tax assets recognized upon consummation of the mergers, (in thousands):

                                                                            December 31,
                                                                                1998           June 30, 1999
                                                                            ------------       -------------
Deferred tax assets
 Change in tax basis.....................................................     $     --            $ 8,753
 Accruals and reserves...................................................           38              2,478
                                                                              --------            -------
                                                                              $     38            $11,231
                                                                              ========            =======

  A portion of the B&B acquisition was a taxable transaction, accordingly, a deferred tax asset and a corresponding increase in stockholders' equity of approximately $8.8 million was recorded for the difference between the financial statement carrying amounts and tax basis of the related net assets upon the closing of the transaction. Deferred tax assets associated with certain seismic and environmental related accruals were also recorded at the completion of the merger.


Note 5--Comprehensive Income:

     The components of comprehensive income are as follows, (in thousands):


                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                              ------------------------------------    ------------------------------------
                                                     1998                1999                1998                1999
                                              ----------------    ----------------    ----------------    ----------------

Net income....................................          $2,729             $   816             $ 4,173             $ 4,581
Unrealized gains on securities................              --              22,729                  --              22,729
Foreign currency translation losses...........              --                 (33)                 --                 (33)
                                                        ------             -------             -------             -------
                                                         2,729              23,512               4,173              27,277
 Income tax effect related to items of
 other comprehensive income...................              --              (9,532)                 --              (9,532)

                                                        ------             -------             -------             -------
  Comprehensive income........................          $2,729             $13,980             $ 4,173             $17,745
                                                        ======             =======             =======             =======

  Unrealized gains on securities for the three and six months ended June 30, 1999, consists primarily of a net unrealized gain of $ 24.1 million from an investment in StarMedia, Inc. common stock.

                                   eBAY INC.

Note 6--Segment Information:

  Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief decision-maker in order to allocate resources and in assessing performance.

  eBay has identified two primary operating segments: online services and offline, traditional auction services. The online services segment consists of the operations of eBay, Billpoint and alando. The offline, traditional auction segment consists current operations of B&B and Kruse.

  Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. Segment performance measurement is based on operating income before income taxes, amortization of intangibles, stock compensation and merger related costs. The operating information for the two segments identified are as follows, (in thousands):

                                             Three months ended June 30, 1998               Three months ended June 30, 1999
                                         Online         Offline       Consolidated      Online         Offline       Consolidated
                                        --------       ---------      ------------     --------       ---------      ------------
Net revenues from external customers.   $  8,941       $  10,539      $     19,480     $  38,192      $  11,287      $     49,479
                                        ========       =========      ============     ========       =========      ============

Operating income (loss) before
 amortization of intangibles, stock
 compensation, and merger related
 costs...............................   $  3,436       $   3,206      $      6,642     $  (1,585)    $    3,096      $      1,511

Interest and other income
 (expense), net......................         65             (49)               16         6,565             (3)            6,562
Interest expense.....................        (11)           (437)             (448)           (2)          (521)             (523)
Amortization of intangibles, stock
 compensation, and merger related
 costs...............................     (2,444)             --            (2,444)       (1,854)        (4,289)           (6,143)
                                        --------       ---------       -----------     ---------      ---------      ------------
Income (loss) before income taxes,
 as reported.........................   $  1,046       $   2,720       $     3,766     $   3,124      $  (1,717)     $      1,407
                                        ========       =========       ===========     =========      =========      ============

Total assets.........................   $ 19,815       $  58,402       $    78,217     $ 853,179      $  69,030      $    922,209
                                        ========       =========       ===========     =========      =========      ============

                                               Six months ended June 30, 1998                 Six months ended June 30, 1999
                                         Online         Offline       Consolidated      Online         Offline       Consolidated
                                        --------       ---------      ------------     --------       ---------      ------------
Net revenues from external customers.   $ 14,922       $  18,546      $     33,468     $ 72,202       $  20,078      $     92,280
                                        ========       =========      ============     ========       =========      ============

Operating income before amortization
 of intangibles, stock compensation,
 and merger related costs............   $  5,556       $   4,599      $     10,155     $  8,341       $   2,202      $     10,543

Interest and other income (expense),
 net.................................        101             395               496        7,217             139             7,356
Interest expense.....................        (25)           (903)             (928)          (2)         (1,040)           (1,042)
Amortization of intangibles, stock
 compensation, and merger related
 costs...............................     (2,865)             --            (2,865)      (3,125)         (4,289)           (7,414)
                                        --------       ---------      ------------     --------       ---------      ------------

Income (loss) before income taxes, as
reported.............................     $2,767       $   4,091      $      6,858     $ 12,431       $  (2,988)     $      9,443
                                        ========       =========      ============     ========       =========      ============

Total assets.........................   $ 19,815       $  58,402      $     78,217     $853,179       $  69,030      $    922,209
                                        ========       =========      ============     ========       =========      ============

                                   eBAY INC.

Note 7--Investments:


At June 30, 1999, short and long-term investments were classified as available-for-sale securities and are reported at fair value, as follows (in thousands):



                                Gross        Gross        Gross      Estimated
                              Amortized    Unrealized   Unrealized     Fair
                                 Cost        Gains        Losses       Value
                              ---------   ----------   -----------   ---------
Short-term investments:
   Municipal bonds and notes.. $ 46,839   $    --       $  (164)     $ 46,675
   Other......................   30,096        --            --        30,096
                               --------   ----------     -------     --------
                               $ 76,935   $    --       $  (164)     $ 76,771
                               ========   ==========     =======     ========

Long-term investments:
   Municipal bonds............ $301,559   $    --       $(1,037)     $300,522
   Corporate bonds............    2,289        --           (17)        2,272
   Government bonds...........   25,070        --          (188)       24,882
   Equity instruments.........    6,900      24,148          --        31,048
                               --------   ----------     -------     --------
                               $335,818   $  24,148     $(1,242)     $358,724
                               ========   ==========     =======     ========

The estimated fair value of investments classified by the date of contractual maturity is as follows, (in thousands):

                                                                    Estimated
                                                                    Fair Value
                                                                    ----------
Due within one year...............................................   $ 76,771
Due after one year ...............................................    358,724
                                                                    ---------
                                                                     $435,495
                                                                    =========

Note 8--Borrowings:

  Notes Payable

  Notes payable consists of amounts payable to various financial institutions and a former shareholder, which are secured by specific properties and are detailed as follows:

                                                                                   December 31,           June 30,
                                                                                       1998                 1999
                                                                                ----------------     ----------------

Revolving line of credit, prime rate............................................         $ 2,991              $     0
Mortgage notes, prime plus 1%, due September 31, 2002...........................           1,905                1,851
Mortgage notes, LIBOR plus 1.75%, due July 15 2001..............................           3,638                3,563
Mortgage notes, 8.255%, due May 15, 2000........................................          12,249               12,142
10.5% loan on foreclosed property due October 2010..............................             618                  603
8.5% loan in connection with Dunnings acquisition due June 30,
 2000...........................................................................             500                  250
6% note, due May 1999...........................................................             140                  140
10% note; due April 2004........................................................              70                   --
8% note, due September 2003.....................................................              43                   43
10.5% note, due December 2002...................................................              92                   83
7.5% note, due October 2000.....................................................              97                   97
7.75%--8.5% automobile notes, due December 1999 through January 2003............              65                   54
                                                                                         -------              -------
   Subtotal.....................................................................          22,408               18,826
Less: Current portion...........................................................          (4,047)             (13,305)
                                                                                         -------              -------
                                                                                         $18,361              $ 5,521
                                                                                         =======              =======


  At December 31, 1998 and June 30, 1999, the Company maintained a revolving line of credit with a bank that provided for borrowings of up to $4.5 million. The line of credit accrues interest on outstanding borrowings at a rate equal to the bank's prime rate.

  Mortgage notes outstanding are on property owned by the B&B Companies. The notes have variable interest rates ranging from 7.34% to 8.75% at December 31, 1998 and are secured by certain land, buildings and improvements. The notes are repayable in equal monthly installments over six to ten year terms, with final installments consisting of all remaining unpaid principal and accrued interest at the end of the term.

  During 1997, B&B foreclosed on secured receivables totaling $815,000 and assumed a related note payable for $668,000, plus unpaid property taxes of $27,000. The property received in the foreclosure consisted of inventory with estimated value of $150,000 and real property recorded at the remaining value of consideration given of $1.4 million, which approximates its fair value. The real property has been classified as a current asset in the accompanying combined balance sheet, because B&B has not used the property in its business operations and has actively listed the property for sale since the foreclosure date. The related loan bears interest at a fixed rate of 10.5% and is due in monthly principal and interest installments of $9,000.

In connection with the purchase of Dunnings Auction Services, Inc., by B&B, the Company assumed a note payable to the prior owners in the original amount of $500,000. The note carries interest at 8.5%, and is due in two approximately equal installments on June 30, 1999 and 2000.

  Minimum annual repayments on these notes at December 31, 1998, are as follows:


Year ending
December 31,                                                               B&B          Kruse        Combined
------------                                                               ---          -----        --------
1999.................................................................       $ 3,790          $257       $ 4,047
2000.................................................................        12,739           112        12,851
2001.................................................................         3,479            45         3,524
2002.................................................................         1,618            46         1,664
2003.................................................................            48            13            61
Thereafter...........................................................           227            34           261
                                                                            -------          ----       -------
                                                                            $21,901          $507       $22,408
                                                                            =======          ====       =======

Note 9--Leasing Arrangements:

The Company, through its B&B subsidiary, leases certain land and buildings. These leases are classified as operating leases that expire at various intervals between 1999 and 2010. Certain of these leases contain renewal options and have escalation clauses tied to changes in the Consumer Price Index. Under the terms of the leases, the tenants are generally responsible for the payment of property taxes, insurance and maintenance costs related to the leased property.

Property on operating leases and property held for lease

The following schedule provides an analysis of the Company's investment in property under operating leases and property held for lease by major classes at December 31, 1998 and June 30, 1999:

                                                                                  December 31,          June 30,
                                                                               ------------------  ------------------
                                                                                      1998                1999
                                                                               ------------------  ------------------
     Land............................................................                    $ 7,265             $ 7,265
     Building........................................................                      8,581               8,581
     Improvements....................................................                      9,672               9,672
     Other...........................................................                         37                  37
                                                                                         -------             -------
                                                                                          25,555              25,555
     Less: Accumulated depreciation..................................                     (4,249)             (4,560)
                                                                                         -------             -------
                                                                                         $21,306             $20,995
                                                                                         =======             =======

  The following is a schedule by year of minimum future rental income on noncancellable operating leases as of December 31, 1998 (in thousands):

      Year ending
      December 31
      -----------
      1999.........................................  $ 3,960
      2000.........................................    3,964
      2001.........................................    3,967
      2002.........................................    3,837
      2003.........................................    3,841
      Thereafter...................................   21,110
                                                     -------
      Total minimum future rentals.................  $40,679
                                                     =======




Note 10--Stock Based Compensation:

  In connection with certain stock option and stock warrant grants during the years ended December 31, 1997, 1998, and the six months ended June 30, 1999, the Company recognized unearned compensation totaling $1.4 million, $5.4 million, and $6.3 million, respectively. These amounts are being amortized over the four-year vesting periods of the options or the one-year term of the warrants as applicable. Amortization expense recognized during the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 were approximately $25,000, $2.6 million, and $2.3 million, respectively.


Note 11--Contingencies:

  Lawsuits

  On March 23, 1999, Network Engineering Software, Inc., filed a lawsuit against the Company in U.S. District Court for the Northern District of California for our alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against the Company's operations. It also seeks treble damages and attorneys' fees and costs. The Company has denied these allegations and has filed a motion for summary judgement with respect to certain of the patent claims on the basis that they are invalid for lack of novelty. Discovery has commenced. The Company believes that it has meritorious defenses against this suit and intends to vigorously defend itself. The Company could be forced to incur material expenses during this defense and in the event the Company were to lose this suit, the business would be harmed.

  Other Contingencies

  From time to time, the Company is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on the Company's financial position or results of operations.

                                   eBAY INC.

Note 12--Contractual Agreements with America Online Inc. ("AOL"):

  In March 1999, the Company expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay will be given a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. In addition, eBay will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site. eBay will pay $75 million over the four-year term of the contract. At June 30, 1999, the Company had advanced $18.8 million under the amended agreement. This amount will be amortized to sales and marketing expense commencing with the launch of the co-branded program and continuing through the first anniversary of the contract signing.

  In conjunction with the expanded strategic relationship, AOL will terminate its original contract with the Company in August of 1999. As a result, the remaining $8.0 million commitment associated with the original agreement has been waived. AOL will continue to deliver impressions under the original agreement through August 1999.


Note 13--Follow-on Offering:

  On April 16, 1999, the Company completed its follow-on public offering of Common Stock. A total of 4,250,000 shares were sold by the Company at a price of $170.00 per share. The offering resulted in net proceeds to the Company of approximately $696.2 million, net of an underwriting discount of $25.3 million and estimated offering expenses of $1.0 million.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

  This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Prospectus dated April 12, 1999.


Overview

  eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining auction format to buy and sell personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available 24-hours-a-day, seven-days-a-week. The Company has extended its online offerings with the acquisitions of alando, an international online person-to-person trading community, and Billpoint, a provider of online billing and payment solutions. Recently, eBay expanded beyond its online origins into the traditional auction business with its acquisitions of Butterfield & Butterfield and Kruse International.

  Substantially all of the Company's revenues come from fees and commissions associated with online and traditional offline auction services. Online revenue is derived from placement and success fees paid by sellers, eBay does not charge fees to buyers. Sellers pay a nominal placement fee and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. To date, online advertising on the eBay website and online payment solutions provided by Billpoint have not made significant contributions to net revenue, and no significant revenue generation is expected in the near future.

  eBay's online business model is significantly different from many existing online auction and other electronic commerce businesses. Because individual sellers, rather than eBay, sell the items listed, the Company has no procurement, carrying or shipping costs and no inventory risk. The Company's rate of expense growth is primarily driven by increases in personnel, expenditures for advertising and promotion, and depreciation on site hardware and software. The Company intends to continue investing in site infrastructure and expects to increase its expenses significantly, in particular its advertising, promotion and personnel expenses, in an effort to maintain revenue growth. The Company remains committed to a long-term growth strategy which combines the best elements of community and e-commerce and will continue to invest prudently but aggressively to maintain its leadership role in online personal trading.


Acquisitions

    Butterfield & Butterfield

    On May 28, 1999, eBay acquired Butterfield & Butterfield Auctioneers Corporation, a Delaware corporation and all affiliated entities under common control including; Butterfield Credit Corporation Inc., 111 Potrero Partners, LLC and HBJ Partners, LLC. (collectively "B&B" or the "B&B Companies"). The aggregate consideration exchanged for the merger was 1,327,370 shares of eBay common stock. The merger has been accounted for as a pooling of interests. In April 1999, B&B withdrew its registration statement for its initial public offering. Accordingly, in the second quarter of 1999, the Company recorded a charge of approximately $2.6 million related to the costs of the withdrawn offering. Such amounts are included in merger related costs on the condensed consolidated statement of income.

   Kruse International

  On May 18, 1999, eBay acquired Kruse, Inc. (d/b/a Kruse International) and all affiliated entities under common control indluding; Auburn Cordage, Inc., ACD Auto Sales, Inc., Reppert School of Auctioneering, Inc. and Classic Advertising & Promotions, Inc., each an Indiana corporation (collectively, "Kruse" or the "Kruse Companies"). Kruse International was founded in 1971 and operated as a sole proprietorship until it was incorporated in the state of Indiana in August 1986. The Kruse Companies conduct auctions, perform appraisal services and auctioneering training for classic car auctions in various locations in the United States, England, Germany and the Netherlands. The aggregate consideration exchanged for the merger was 787,312 shares of eBay common stock for all shares of capital stock of the Kruse Companies. The merger has been accounted for as a pooling of interests.

    Billpoint

  On May 25, 1999, eBay acquired Billpoint, Inc. ("Billpoint"). Billpoint has developed a centralized, turnkey authorization, billing and payment fulfillment solution that permits individuals and small merchants to accept credit cards as payment for Internet-based sales transactions. Billpoint's service is expected to derive revenues based upon a variety of fee arrangements, including percentage-of-transaction, fixed-fee per transaction and flat monthly rates. In connection with the merger, eBay issued a total of approximately 525,000 shares of eBay common stock to the existing shareholders of Billpoint as consideration for all shares of capital stock of Billpoint, and all options and warrants to purchase shares of common stock of Billpoint outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase shares of eBay common stock. The merger has been accounted for as a pooling of interests.

    alando

  One June 15, 1999, eBay acquired alando.de.AG. ("alando"). alando is Germany's leading online person-to-person trading community. The aggregate consideration exchanged for the merger was 316,000 shares of eBay stock. The merger has been accounted for as a pooling of interests.


Results of Operations

  The following tables sets forth, for the periods presented, certain data derived from the Company's unaudited condensed consolidated statement of income as a percentage of net revenues, certain unaudited supplemental operating data, and unaudited condensed consolidated sequential quarterly financial information. The operating results for the three and six months ended June 30, 1998 and 1999, and the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

Historical Results of Operations

                                                           Three months ended June 30,        Six months ended June 30,
                                                          -----------------------------    ------------------------------
                                                             1998              1999           1998                  1999
                                                          ---------        ------------    ----------           ----------
Net revenues.........................................      100.0%            100.0%            100.0%              100.0%
Cost of net revenues.................................       16.9              22.1              17.3                20.5
                                                          ------           -------           -------             -------
Gross profit.........................................       83.1              77.9              82.7                79.5
                                                          ------           -------           -------             -------
Operating expenses:
 Sales and marketing.................................       32.4              46.3              35.6                43.2
 Product development.................................        5.3              11.1               4.6                 8.3
 General and administrative..........................       23.1              20.4              20.3                19.2
 Amortization of acquired intangibles................        0.8               0.7               0.4                 0.7
 Merger related costs................................        0.0               8.8               0.0                 4.7
                                                          ------           -------           -------             -------
   Total operating expenses..........................       61.6              87.3              60.9                76.1
                                                          ------           -------           -------             -------
Income from operations...............................       21.5              (9.4)             21.8                 3.4
Interest and other income (expense), net.............       (2.2)             12.2              (1.3)                6.8
                                                          ------           -------           -------             -------
Income before income taxes...........................       19.3               2.8              20.5                10.2
Provision for income taxes...........................       (5.3)             (1.2)             (8.0)               (5.3)
                                                          ------           -------           -------             -------
Net income...........................................       14.0%              1.6%             12.5%                4.9%
                                                          ======           =======           =======             =======

Supplemental online operating data (1):
Number of registered users at end of period (in
 thousands)..........................................        851             5,585                851              5,585
Gross merchandise sales (2) (in millions)............     $  140           $   622            $   244            $ 1,163
Number of auctions listed (in thousands).............      6,584            29,321             10,793             52,280

(1)  Represents transactions associated with the eBay site.
(2) Represents the aggregate sales prices of all goods for which an auction was successfully concluded on the eBay site (i.e., there was at least one bid above the seller's specified minimum price or reserve price, whichever is higher).


Sequential Quarterly Financial Information

                                                                                                    Three months ended
                                                                                           -------------------------------------
                                                                                             March 31, 1999        June 30, 1999
                                                                                           -----------------     ---------------
                                                                                                    (in thousands; unaudited)
Net revenues..........................................................................         $42,801                $49,479
Cost of net revenues..................................................................           7,977                 10,945
                                                                                               -------                -------
Gross profit..........................................................................          34,824                 38,534
                                                                                               -------                -------
Operating expenses:
  Sales and marketing.................................................................          16,958                 22,916
  Product development.................................................................           2,163                  5,476
  General and administrative..........................................................           7,614                 10,088
  Amortization of acquired intangibles................................................             328                    327
  Merger related costs................................................................              --                  4,359
                                                                                               -------                -------
      Total operating expenses........................................................          27,063                 43,166
                                                                                               -------                -------
Income from operations................................................................           7,761                 (4,632)
Interest and other income, net........................................................             275                  6,039
                                                                                               -------                -------
Income before income taxes............................................................           8,036                  1,407
Provision for income taxes............................................................          (4,271)                  (591)
                                                                                               -------                -------
Net income............................................................................         $ 3,765                $   816
                                                                                               =======                =======

     It is difficult for the Company to forecast its revenues or earnings accurately and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate forecasts are difficult, the Company has begun to recognize the seasonal nature of its online business. In particular, the Company has noted strong sequential quarterly revenue growth between the fourth fiscal quarter and the first fiscal quarter, and a lower, relatively level growth rate throughout the remainder of the year. Sequential revenue growth from the fourth quarter of 1997 to the first quarter of 1998 was 128%, with the remaining quarters showing approximately 50% sequential growth. For the quarters ended March 31, 1999 and June 30, 1999, the Company realized 74% and 12% (27% excluding site outage credits of $3.9 million) sequential quarterly online revenue growth, respectively.

     Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast income statement expense categories as a percentage of revenues. Quarterly and annual income statement expense categories as a percentage of revenues may be significantly different from historical or projected rates. This is especially true as the Company expects to accelerate investment in equipment and personnel to enhance site stability and scalability during the next several quarters. As a general note, the Company expects costs to increase in absolute dollars across all income statement categories. Further, the Company expects its gross margin will likely decline in the short term due primarily to the effects of depreciation on equipment and software purchased during the second quarter of 1999 and in future quarters, increases in site operations personnel and consulting costs, and growth within the customer support organization, including the new facility in Salt Lake City.

     For the quarter ended June 30, 1999, eBay continued to experience rapid growth in its online business. To support this new level of activity, the Company made significant investments in personnel, infrastructure and marketing programs during the second quarter, which affected costs in all income statement categories.

     Net Revenues

     The Company derives revenue from a variety of sources including: listing, success, and featured item fees for transactions occurring online, and auction related fees, commissions and rental income in traditional auction operations. To date, the acquisitions of alando and Billpoint have not made significant contributions to net revenues, and no significant revenue generation is expected in the near future. The Company's net revenues increased from $19.5 million and $33.5 million in the three and six months ended June 30, 1998, to $49.5 million and $92.3 million in the comparable periods of 1999. This growth was primarily the result of increased activity on the eBay website, as shown by increases in total items listed and gross merchandise sales. Net revenues in the second quarter of 1999 are net of a $3.9 million credit granted to users for the June 10th site outage. The slower online revenue growth in the second quarter of 1999 was offset in part by revenues from B&B during its seasonally strong second quarter.

     The Company has recognized a seasonal trend in online revenue growth, with strong sequential quarterly revenue growth between the fourth fiscal quarter and the first fiscal quarter, and a lower, relatively level growth rate throughout the remainder of the year. Within traditional auction operations, B&B typically experiences its strongest revenue growth in the second and fourth quarters, while Kruse International experiences its strongest revenue growth in the third quarter.

     Cost of Net Revenues

     Cost of net revenues for online operations consist primarily of costs associated with customer support and website operations. These costs include; compensation and allocated overhead for customer support and site operations personnel, ISP connectivity charges and depreciation on site equipment. Cost of net revenues in traditional auction operations primarily include; compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased from $3.3 million and

$5.8 million or 16.9% and 17.3% of net revenues in the three and six months ended June 30, 1998, to $10.9 million and $18.9 million or 22.1% and 20.5% of net revenues in the comparable periods of 1999. The increase resulted from the continued development and expansion of the Company's customer support and site operations departments, depreciation of the equipment required for the Company's site operations and ISP connectivity charges. These costs, especially those related to customer support and depreciation in the online business, are expected to continue to increase rapidly as the Company invests in its infrastructure in advance of demand, resulting in lower gross margins in the near term.

     Sales and Marketing

     The Company's sales and marketing expenses for both the online and traditional auction businesses are comprised primarily of compensation for the Company's sales and marketing personnel, advertising, tradeshow and other promotional costs, expenses for creative design of the Company's website and an allocation of overhead. Sales and marketing expense increased from $6.3 million and $11.9 million or 32.4% and 35.6% of net revenues in the three and six months ended June 30, 1998, to $22.9 million and $39.9 million or 46.3% and 43.2% of net revenues in the comparable periods of 1999. The increases resulted primarily from continued growth in the number of personnel, increases in online, radio, and international advertising and third party services. Online sales and marketing expenses are expected to increase in the near term, due to the commencement of advertising impressions delivered under the strategic alliance with AOL, the expansion of international advertising and incremental expenses associated with personnel additions made in the current quarter and those expected in future quarters. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historical levels.

     Product Development

     The Company's product development expenses for both eBay and Billpoint consist primarily of compensation for the Company's product development staff, payments to outside contractors, depreciation on equipment used for development and an allocation of overhead. The Company's product development expenses increased from $1.0 million and $1.5 million or 5.3% and 4.6% of net revenues in the three and six months ended June 30, 1998, to $5.5 million and $7.6 million or 11.1% and 8.3% of net revenues in the comparable periods of 1999. The increase in absolute dollars resulted primarily from depreciation on newly acquired site equipment, the increased size of the product development staff and payments to outside contractors. The sequential quarterly increase from $2.2 million or 5% of net revenues to $5.5 million or 11.31% of net revenues from the first to second quarter of 1999 was particularly impacted with the addition of Billpoint and its site development efforts in the second quarter. Product development expenses are expected to increase in future periods primarily from personnel additions and additional depreciation costs as the Company continues to purchase equipment to improve and expand its operations both domestically and internationally.

     General and Administrative

     The Company's general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts and an allocation of overhead. The Company's general and administrative expenses increased from $4.5 million and $6.8 million or 23.1% and 20.3% of net revenues in the three and six months ended June 30, 1998, to $10.1 million and $17.7 million or 20.4% and 19.2% of net revenues in the comparable periods of 1999. The increases in absolute dollars resulted primarily from additional personnel-related expenses, including those associated with the SafeHarbor(TM) program, fees for professional services and allocations of overhead. General and administrative expenses decreased as a percentage of net revenues in the related periods as eBay's online business became a progressively larger portion of the consolidated business. Such expenses in the online business are typically lower as a percentage of revenue than the traditional auction businesses.

     Amortization of Acquired Intangibles

     During the three and six months ended June 30, 1998, the Company recognized a $150,000 charge associated with intangible assets acquired in the acquisition of Jump, Inc. ("Jump"), compared to expenses of $327,000 and $655,000 in the comparable periods of 1999. The majority of the acquired intangibles will be amortized during the third quarter of 1999, with the remainder continuing through the third quarter of 2000.

     Merger Related Costs

     During the three and six months ended June 30, 1999, the Company incurred direct merger related transaction costs of $4.4 million which were charged to operations. There were no comparable expenses in the same periods of 1998. As opportunities present themselves, the Company may continue to acquire new companies; such acquisitions could lead to additional direct and indirect expenses which would negatively affect the Company's result of operations.

     Interest and Other Income, Net

     The Company's interest and other income, net, increased from $16,000 and $496,000 in the three and six months ended June 30, 1998, to $6.6 million and $7.4 million in the comparable periods of 1999. The increase was primarily the result of interest earned on cash, cash equivalents, and investments, particularly the interest earned on the net proceeds from the Company's secondary offering completed in April 1999. The Company expects that interest income will increase during the third quarter of 1999 as the result of a full quarter of interest being earned on the secondary offering proceeds.

     Provision for Income Taxes

     The Company's effective federal and state income tax rate was 27.5% and 39.2% in the three and six months ended June 30, 1998 compared to 42.0% and 51.5% in the comparable periods of 1999. The fluctuation in the effective tax rate from 1998 to 1999 resulted from changes in certain non-cash, non-deductible expenses as a percentage of pre-tax income, and to the impact of net operating losses of certain acquired entities. Additionally, in connection with its acquisition, B&B's status as an S Corporation was terminated, and B&B became subject to federal and state income taxes. The supplemental pro forma financial information presented includes an increase to the provisions for income taxes based upon a combined federal and state tax rate which approximates the statutory tax rates that would have applied if B&B had been taxed as a C Corporation during the periods prior to its acquisition by eBay. The Company expects the consolidated effective tax rate to be at or near 42% throughout the remainder of 1999.

     Stock-Based Compensation

     In connection with the grant of certain stock options and warrants from May 1997 through May 1999, the Company recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the options and the one-year term of the warrant, respectively. Of the total unearned compensation, approximately $1.1 million and $1.5 million was amortized in the three and six months ended June 30, 1998 compared to $1.5 million and $2.3 million in the comparable periods of 1999. The Company expects quarterly amortization of approximately $1.5 million to $1.3 million during the third and fourth quarters of 1999.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily from net cash generated from operating activities. The Company has obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, proceeds from its initial public offering, and the Company's secondary stock offering, completed in April 1999.

     Net cash provided by operating activities was $7.4 million in the six months ended June 30, 1998 compared to $20.0 million in the same period of 1999. The change in the comparable periods resulted primarily from increases in accounts payable and accrued liabilities, offset by an $18.8 million payment advanced to AOL in connection with the strategic relationship, and a $4.3 million increase in accounts receivable and accounts payable. The change was affected to a lesser degree by non-cash charges for amortization of unearned compensation, the provision for doubtful accounts, depreciation and amortization and increases in various liability categories.

     Net cash used in investing activities totaled $3.2 million in the six months ended June 30, 1998 and $405.5 million in the same period of 1999. Net cash used in investing activities in 1998 was primarily the result of purchases of property and equipment totaling $3.1 million. Net cash used in investing activities in 1999 primarily resulted from the purchase of investments and to a lesser extent by purchases of property and equipment.

     Net cash provided by financing activities was $425,000 in the six months ended June 30, 1998, compared to $695.9 million in the same period of 1999. Net cash provided by financing activities in 1998 resulted primarily from the sale of Common and Preferred Stock, and was partially offset by the repayment of long-term debt. Net cash provided by financing activities in 1999 resulted almost entirely from sales of Common Stock.

     eBay had no material commitments for capital expenditures at June 30, 1999, but expects such expenditures to be at least $14.0 million through the remainder of 1999. Such expenditures will primarily be for computer equipment, furniture and fixtures and leasehold improvements. eBay also has total minimum lease obligations of $25.1 million through November 2004 under certain noncancellable operating leases. In March 1999, eBay and AOL expanded the scope of their strategic relationship. Under this new agreement eBay will pay AOL $75 million over the four-year term of the contract. Of this amount, $18.8 million had been advanced at June 30, 1999.

     The Company believes that its existing cash, cash equivalents and investments, and any cash generated from operations will be sufficient to fund its operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, the Company's business could suffer.

Year 2000 Issues

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. The Company has completed modifications to its internal systems to fix identified Year 2000 issues in an attempt to ensure Year 2000 compliance. The costs of these modifications have not been material and have involved a reallocation of internal resources rather than incremental expenditures. Although the Company believes that its own software is Year 2000 compliant, the Company may be wrong. If the Company is wrong, it could face unexpected expenses to fix the problem or unanticipated website outages, either of which would harm its business. The Company uses third-party equipment and software that may not be Year 2000 compliant. Following a website outage in June 1999, the Company undertook a comprehensive site review including a further review of its website for year 2000 compliance. This review identified certain software "patches" for third party software that needed to be implemented for Year 2000 compliance. The process of implementing these patches has commenced and it is expected to be completed shortly after the end of the third quarter. The cost of this implementation is not expected to be material and is being accomplished through a reallocation of internal resources. The Company is also conducting a further review of third party software and embedded systems used in its online auction business. In connection with its acquisitions of each of its newly acquired businesses, the Company received representations and warranties that the systems and software of these businesses are Year 2000 compliant. While the Company has no reason to doubt these assurances, it is reviewing the Year 2000 status of the software and systems of its newly acquired businesses. The Company expects that the incremental cost of all of these reviews will not exceed $200,000. The cost of any necessary upgrades or changes cannot currently be precisely estimated. The Company may be harmed if necessary upgrades or changes are not identified, or if identified are not timely and successfully implemented at an acceptable cost. The Company also may be harmed by Year 2000 problems at its vendors and business partners. For example, the Company relies on credit card companies to collect the majority of its revenues from users. Due to the nature of the credit card system, some industry analysts have questioned the effect of the year 2000 on credit card processing and billing. Failure of the Company's credit card vendors or other third-party equipment or software vendors to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses in seeking alternative means of payment or hardware or software replacements. It also could result in loss of revenues or unanticipated eBay website outages. The Company's marketing efforts are also dependent on the continued operation of Internet portals and other Internet sites on which it advertises.

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


     .  volume, size, timing and completion rate of trades on our website;

     . seasonal effects on revenue in our online service and our land-based auction business;

     .  our ability to integrate, manage and grow our recent acquisitions;

     .  the success of our brand building and marketing campaigns;

     . the amount and timing of operating costs and capital expenditures relating to maintaining and expanding our business, operations and infrastructure;

     . our ability to upgrade and develop our systems and infrastructure to accommodate growth;

     .  our ability to attract new personnel in a timely and effective manner;

     . our ability to retain key employees in both our historical online business and our recent acquisitions;

     . the timing, cost and availability of advertising in traditional media and on other websites and online services;

     . the ability of our land-based auction businesses to acquire high quality properties;

     .  the timing of marketing expenses under existing contracts;

     .  consumer trends and popularity of some categories of collectible items;

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

     Our limited operating history and the emerging nature of the markets in which we compete make it difficult for us to forecast our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of future performance. We do not have backlog, and almost all of our net revenues each quarter come from auctions that are completed during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

     Our failure to manage growth could harm us.

     We currently are experiencing a period of significant expansion in our headcount, facilities and infrastructure and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under severe strain by our rate of growth include the following:

     . The website. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our website. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our website may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also would discourage users of our website and reduce future revenues.

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

     We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our website, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend on the number of items listed by users, the volume of user auctions that are successfully completed and the final prices paid for the items listed. If the volume of traffic on our website or the number of auctions being conducted by customers continues to increase, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. Such expansion will be costly and is expected to eventually require an expensive re-architecting of our technology. We may not be able to accurately project the rate or timing of increases, if any, in the use of our service or to timely expand and upgrade our systems and infrastructure to accommodate any increases.

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

     We have experienced system failures from time to time. Our website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that must be responded to by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenue that can be substantial. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We are currently taking steps to increase the reliability and redundancy of our system. These steps are expensive and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

     .  maintain sufficient transaction volume to attract buyers and sellers;
          and

     . manage the costs of our business, including the costs associated with maintaining and developing our site, customer support, and international expansion.

     We are investing heavily in marketing and promotion, customer support, further development of our website, including stability, redundancy and more advanced architecture and operating infrastructure development. We have significant ongoing commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which would harm our profitability. The emergence of competitors, many of whom are offering free auctions to users, may limit our ability to raise user fees in response to declines in profitability or require us to reduce our fees. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Our historic growth rates are not sustainable and in the near future we expect our costs, including those related to growing our infrastructure and our new initiatives internationally, regionally, and with respect to premium items, to increase. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

     Our business has been seasonal.

Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. We expect the growth rate of our revenue in the second and subsequent quarters will be significantly below our first quarter growth rate. Both B&B and Kruse have significant quarter to quarter variations in their results depending on the timing of auctions and the availability of high quality items from large collections and estates. B&B typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

     Acquisitions could result in operating difficulties and other harmful consequences.

     If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. We recently completed four acquisitions. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

     . diversion of management time (both ours and at the acquired companies) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products;

     . decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;

     . the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and

     . the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies.

We have almost no experience in managing this integration process. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

     Our business may be harmed by the listing or sale by our users of illegal items.

     The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to civil or criminal liability for unlawful activities carried out by users through our service. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by prohibiting additional categories of listings. These actions could harm our financial results. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have from time to time received significant media attention relating to the listing or sale of unlawful goods on our website. A continuation of this negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

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

     Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We do not take responsibility for delivery of payment or goods to any user of our service. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole, other than through our limited insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if no reimbursement is made. Any resulting litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business.


  Government inquiries may lead to charges or penalties.

  On January 29, 1999, we received requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our website. We have been informed that the inquiry includes an examination of our practices with respect to these transactions. We are fully cooperating with the inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter at this time. Should this or any other investigation lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would certainly suffer if we were not to prevail in any action like this. Even the process of providing records and information could be expensive, time consuming and result in the diversion of management attention.

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


  Some of our businesses are subject to regulation; others may be.

  Both B&B and Kruse are subject to regulation in some jurisdictions governing the manner in which auctions are conducted. Both are required to obtain licensure in certain jurisdictions with respect to their business or to permit the sale of certain properties (e.g. wine, automobiles, real estate). Such licenses must generally be regularly renewed and are subject to revocation for violation of law, violation of the regulations governing auctions in general or the sale of the particular item and other events. If either company was unable to renew a license or had a license revoked it would be harmed. In addition, changes to the regulations or the licensure requirements could increase the complexity and the cost of doing auctions, thereby harming us.

  As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we are subject to licensure in their jurisdiction. Such claims could result in costly litigation or may require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items. We could also be subject to fines or other penalties. Any of the above outcomes could harm us. Furthermore, businesses that handle consumers' funds are potentially subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. The cost and complexity of Billpoint's business may increase if certain regulations are deemed to apply to its business.

  We are subject to risks associated with information disseminated through our service.

  The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. A number of private lawsuits seeking to impose liability upon other online services companies currently are pending. In addition, federal, state and foreign legislation have been proposed that impose liability for or prohibit the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Such claims are more likely and have a greater probability of success as we expand internationally. If we become liable for information provided by our users and carried on our service, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. We carry liability insurance, but it may not be adequate to fully compensate us if we become liable for information carried on or through our service. Any costs incurred as a result of this liability or asserted liability could harm our business.

  We are subject to intellectual property litigation.

  On March 23, 1999 we were sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for our alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against our operations. It also seeks treble damages and attorneys' fees and costs. We have answered, denying these allegations and alleging that the patent is invalid. Discovery has commenced and we have filed a summary judgement motion seeking to invalidate certain claims in the patent. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. We could be forced to incur material expenses during this defense and in the event we were to lose this suit, our business would be harmed.

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

  Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a "hacker" who stated that he can in the future damage or change our system or take confidential information. Any such actions by this or any other individual could harm us. Such actions may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service.


  Our stock price has been and may continue to be extremely volatile.

  The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  .  actual or anticipated variations in our quarterly operating results;

  .  unscheduled system downtime;

  .  additions or departures of key personnel;

  . announcements of technological innovations or new services by us or our competitors;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the Internet and online commerce industries;

  .  the emergence of online securities trading;

  . changes in the market valuations of other Internet or online service companies;

  .  developments in Internet regulation;

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


  New and existing regulations could harm our business.

  We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon us in the future, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions. See "Some of our businesses are subject to regulation; others may be."

  Several states and Congress have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. As we expand our international activities, we will be obligated to comply with such laws. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

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

  We are expanding internationally. We recently acquired alando, a leading German person-to-person trading company. Expansion into international markets will require management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. We may have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

  . regulatory requirements that may limit or prevent the offering of our services in local jurisdictions;

  . legal uncertainty regarding liability for the listings of our users, including less Internet-friendly basic law and unique local laws;

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

  Some of these factors may cause our international costs to exceed our domestic costs of doing business. To the extent we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations.


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


  We are dependent on key personnel.

Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key employees. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. Dean Kruse is particularly important to Kruse. The loss of any of these individuals could result in the loss of significant future business and would harm us. Such personnel are in great demand by other auction companies. In addition, employee turnover frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships, and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. The recent decrease in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are now substantially above current market prices.

  Our new land-based auction businesses need to continue to acquire properties.

  The businesses of B&B and Kruse are both dependent on the continued acquisition of high quality auction properties from sellers. Their future success will depend in part on their ability to maintain an adequate supply of high quality auction property, particularly fine and decorative arts and collectibles and collectible automobiles, respectively. There is intense competition for these pieces with other auction companies and dealers. In addition, a small number of key senior management and specialists maintain the relationships with the primary sources of auction property and the loss of any of these individuals could adversely affect the business of B&B and Kruse. See "We are dependent on key personnel."

  Our new land-based auction businesses could suffer losses from price guarantees, advances or rescissions of sales.

  In order to secure high quality auction properties from sellers, B&B and Kruse may give a guaranteed minimum price or a cash advance to a seller, based on the estimated value of the property. If the auction proceeds are less than the amount guaranteed, or less than the amount advanced and the seller does not repay the difference, the company involved will suffer a loss. In addition, under certain circumstances a buyer who believes that an item purchased at auction does not have good title, provenance or authenticity may rescind the purchase. Under such circumstances, the company involved will lose its commissions and fees on the sale even if the seller, in accordance with the terms and conditions of sale, in turn accepts back the item and returns the funds he or she received from the sale.

  We acquired real property with some of our new businesses.

  In connection with the acquisition of Kruse and B&B we acquired real property including land, buildings and interests in partnerships holding land and buildings. We have no experience in managing real property. Ownership of this property subjects us to new risks, including:

  . the possibility of environmental contamination and the costs associated with fixing any environmental problems;

  . the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and

  . possible disputes with tenants, partners or others.

  Our market is intensely competitive.

  The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. Our direct competitors include various online person-to-person auction services, including Yahoo! Auctions, Amazon.com, Excite, Inc., Auction Universe and a number of other small services, including those that serve specialty or regional markets such as CityAuction. We also compete indirectly with business-to-consumer online auction services such as Onsale, First Auction, Surplus Auction and uBid. Lycos, Inc. Dell Computers and Priceline, Inc. have all recently announced plans to enter the person-to-person trading arena. Traditional auction companies such as Sotheby's are offering or have announced plans to create Internet auction sites. We potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including AOL and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in the online auction market. The principal competitive factors in our market include the following:

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

  In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we implemented an insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. The financial impact of this insurance program is not yet known. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service. Some Web-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with us.

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

  The land-based auction business is intensely competitive. B&B competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of B&B's business, its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet based auctions may harm the land-based auction business.

Although Billpoint's business is new, several companies are beginning to enter this market and large competitors, including banks and credit card companies, may become competitors.

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

  A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. An individual has claimed to have misappropriated some of our confidential information by breaking into our computer system. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches like the recent one could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.


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

  .  authentication and appraisal; and

  .  arrangements to facilitate shipment of products.

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


  Our business is subject to consumer trends and discretionary consumer spending.

We derive most of our revenues from fees received from sellers for listing products for sale on our service and fees received from successfully completed auctions. Our future revenues will depend upon continued demand for the types of goods that are listed by users of our service. The popularity of certain categories of items, such as toys, dolls and memorabilia, among consumers may vary over time due to perceived scarcity, subjective value, and societal and consumer trends in general. A decline in the popularity of, or demand for, certain collectibles or other items sold through our service could reduce the overall volume of transactions on our service, resulting in reduced revenues. In addition, consumer "fads" may temporarily inflate the volume of certain types of items listed on our service, placing a significant strain upon our infrastructure and transaction capacity. These trends also may cause significant fluctuations in our operating results from one quarter to the next. Any decline in demand for the goods offered through our service as a result of changes in consumer trends could harm our business. A decline in consumer spending would harm our new land-based auction businesses. Sales of fine and decorative art, collectable cars and other collectibles would be adversely affected by a decline in discretionary consumer spending, especially for luxury items. Changes in buyer's tastes, economic conditions or consumer trends could cause declines in the number or dollar volume of items auctioned and thereby harm the business of these companies.


----------------------------------------------------------------------------
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------------

Interest Rate Risk

  The primary objective of eBay's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.

  The following table presents the fair value balances of the Company's cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 1999, (dollars in thousands):

                                                            1999          2000          2001          2002      Total
                                                            ----          ----          ----          ----      -----
Cash equivalents                                        $320,844
Average interest rates.............................          3.9%

Investments excluding equity investments...........     $ 39,393      $120,865       $98,484      $145,706
Average interest rates.............................          3.3%          4.2%          3.7%         4.25%
Equity investments.................................                                                              $32,035

  Equity investments are subject to considerable market risk due to their volatility. The balance at June 30, 1999 includes unrealized gains of $24.1 million. Based on the closing market prices on August 3, 1999, the unrealized gain had declined to $8.6 million.

  eBay did not hold derivative financial instruments as of June 30, 1999, and has never held such instruments in the past. In addition, eBay had outstanding debt as of June 30, 1999 of $18.8 million.

Foreign Currency Risk

  Currently the majority of eBay's sales and expenses are denominated in U.S. dollars and as a result the foreign exchange gains and losses to date have not been significant. While the Company is effecting some transactions in foreign currencies during 1999, it does not expect that foreign exchange gains or losses will be significant. As the Company expands internationally, foreign currency risks will become more important. The Company has not engaged in foreign currency hedging to date.

--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

    On March 23, 1999, the Company was sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for the Company's alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against the Company's operations. It also seeks treble damages and attorneys' fees and costs. The Company has denied these allegations and has filed a motion for summary judgement with respect to certain of the patent claims on the basis that they are invalid for the lack of novelty. The Company believes that it has meritorious defenses against this suit and intends to vigorously defend itself. The Company could be forced to incur material expenses during this defense and in the event it were to lose this suit, its business would be harmed.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-59097) relating to the Company's initial public offering of its Common Stock, was September 23, 1998. A total of 12,042,825 shares of Company's Common Stock were sold at a price of $6.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and BT Alex. Brown Incorporated. The offering commenced on September 24, 1998, and closed on September 29, 1998. An additional 32,175 shares of Common stock were sold on behalf of a selling stockholder as part of the same offering. The initial public offering resulted in gross proceeds of $72.5 million, $5.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.2 million. Net proceeds to the Company and selling stockholder were $66.1 million and $180,000, respectively. From the time of receipt through June 30, 1999, all proceeds were all applied toward:

  . Purchases and installation of machinery and equipment, $34,587,000 . Repayments of indebtedness, $414,000; and . Temporary investments in municipal bonds and notes, $31,099,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Stockholders on May 28, 1999. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by the Company was elected and the two management proposals were approved by the stockholders.

(a) The stockholders reelected the two nominees for the Company's Board of
Directors:

Director           Shares voted for  Shares Withheld  Authority

Scott D. Cook           113,260,713                      65,523
Robert C. Kagle         113,261,420                      64,816

(b) The stockholders approved the proposed amendment to the Certificate of
Incorporation:

Shares voted for:          101,133,710
Shares voted against:        3,766,541
Shares abstaining:             112,006
Broker Non-Votes:            8,313,979

(c) The stockholders approved the appointment of the auditors:

Shares voted for:          113,273,128
Shares voted against:           21,756
Shares abstaining:              31,352

ITEM 5.  OTHER INFORMATION

  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibits are filed as part of this report:
          27.01  Financial Data Schedule (EDGAR version only)

    (b) Reports on Form 8-K.

         (1) On May 25, 1999, the Company filed a report on Form 8-K reporting the acquisition of Kruse International.
         (2) On June 6, 1999, the Company filed a report on Form 8-K reporting the acquisition of Billpoint Inc.
         (3) On June 6, 1999, the Company filed a report on Form 8-K reporting the acquisition of Butterfield & Butterfield Auctioneers Corporation.
         (4) On July 26, 1999, the Company filed a report on Form 8-K/A which amended the report on Form 8-K filed on May 25, 1999 and the reports on Form 8-K filed on June 6, 1999.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


    In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              eBAY INC.


Date:  August 6, 1999         By:   /s/ Margaret C. Whitman
                                    --------------------------------------------
                                        Margaret C. Whitman
                                        President and Chief Executive Officer



                              By:    /s/ Gary F. Bengier
                                    --------------------------------------------
                                         Gary F. Bengier
                                         Chief Financial Officer and
                                         Vice President of Operations