Form 10-Q
period 1999-09-30
EBAY INC
filed 1999-11-15
CIK 1065088

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

      For the quarterly period ended September 30, 1999

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

                               ----------------

  Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

  As of November 1, 1999, there were 129,338,498 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                                   eBAY INC.

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
 PART I  FINANCIAL INFORMATION

 ITEM 1: Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheet as of December 31, 1998
          and September 30, 1999......................................     1

         Condensed Consolidated Statement of Income for the three and
          nine months ended September 30, 1998 and 1999...............     2

         Condensed Consolidated Statement of Cash Flows for the three
          and nine months ended September 30, 1998 and 1999...........     3

         Notes to Condensed Consolidated Financial Statements.........     4

 ITEM 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    12

 ITEM 3: Quantitative and Qualitative Disclosures About Market Risk...    35

 PART II OTHER INFORMATION

 ITEM 1: Legal Proceedings............................................    36

 ITEM 2: Changes in Securities and Use of Proceeds....................    36

 ITEM 3: Defaults Upon Senior Securities..............................    36

 ITEM 4: Submission of Matters to a Vote of Security Holders..........    36

 ITEM 5: Other Information............................................    36

 ITEM 6: Exhibits and Reports on Form 8-K.............................    36

 Signatures............................................................   37

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   eBAY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
              (in thousands, except per share amounts; unaudited)

                                                     December 31, September 30,
                                                         1998         1999
                                                     ------------ -------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................   $ 37,285     $246,538
  Short-term investments............................     40,401      139,406
  Accounts receivable, net..........................     12,425       27,589
  Other current assets..............................      7,479       25,692
                                                       --------     --------
    Total current assets............................     97,590      439,225
Property and equipment, net.........................     44,062       82,102
Investments.........................................        --       367,711
Deferred tax asset..................................        --        11,277
Intangible and other assets, net....................      7,884        9,327
                                                       --------     --------
                                                       $149,536     $909,642
                                                       ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable..................................   $  9,997     $ 22,821
  Accrued expenses..................................      6,577       23,043
  Debt and leases, current..........................      4,047       12,447
  Income taxes payable..............................      1,380       10,665
  Other current liabilities.........................      2,655        3,391
                                                       --------     --------
    Total current liabilities.......................     24,656       72,367
Debt and leases, long-term..........................     18,361        5,856
Other liabilities...................................      5,981        6,114
                                                       --------     --------
                                                         48,998       84,337
                                                       --------     --------
Stockholders' equity:
  Common Stock, $0.001 par value; 195,000 shares
   authorized; 123,715 and 129,102 shares issued and
   outstanding......................................        123          129
  Additional paid-in capital........................     87,779      807,183
  Notes receivable from stockholders................     (1,130)        (361)
  Unearned compensation.............................     (4,139)      (5,461)
  Retained earnings.................................     17,905       19,804
  Accumulated other comprehensive income............        --         4,011
                                                       --------     --------
    Total stockholders' equity......................    100,538      825,305
                                                       --------     --------
                                                       $149,536     $909,642
                                                       ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except per share amounts; unaudited)

                                            Three Months       Nine Months
                                                Ended             Ended
                                            September 30,     September 30,
                                           ----------------  -----------------
                                            1998     1999     1998      1999
                                           -------  -------  -------  --------
Net revenues:
  Fees and services....................... $20,816  $57,632  $52,143  $147,827
  Real estate rentals.....................     915      893    3,056     2,978
                                           -------  -------  -------  --------
    Total net revenues....................  21,731   58,525   55,199   150,805
                                           -------  -------  -------  --------
Cost of net revenues:
  Fees and services.......................   3,947   16,687    8,635    34,821
  Real estate rentals.....................     420      394    1,509     1,182
                                           -------  -------  -------  --------
    Total cost of net revenues............   4,367   17,081   10,144    36,003
                                           -------  -------  -------  --------
      Gross profit........................  17,364   41,444   45,055   114,802
                                           -------  -------  -------  --------
Operating expenses:
  Sales and marketing.....................   9,414   27,230   21,317    67,104
  Product development.....................   1,514    6,851    3,062    14,490
  General and administrative..............   4,249   11,779   11,049    29,481
  Amortization of acquired intangibles....     327      328      477       983
  Merger related costs....................     --       --       --      4,359
                                           -------  -------  -------  --------
      Total operating expenses............  15,504   46,188   35,905   116,417
                                           -------  -------  -------  --------
Income (loss) from operations.............   1,860   (4,744)   9,150    (1,615)
Interest and other income, net............     190    7,524      686    14,880
Interest expense..........................    (351)    (449)  (1,279)   (1,491)
                                           -------  -------  -------  --------
Income before income taxes................   1,699    2,331    8,557    11,774
Provision for income taxes................  (1,238)    (979)  (3,923)   (5,841)
                                           -------  -------  -------  --------
Net income................................ $   461  $ 1,352  $ 4,634  $  5,933
                                           =======  =======  =======  ========
Net income per share:
  Basic................................... $  0.01  $  0.01  $  0.12  $   0.06
                                           =======  =======  =======  ========
  Diluted................................. $  0.00  $  0.01  $  0.04  $   0.04
                                           =======  =======  =======  ========
Weighted average shares:
  Basic...................................  48,385  115,980   39,002   105,864
                                           =======  =======  =======  ========
  Diluted................................. 113,619  140,082  109,625   135,358
                                           =======  =======  =======  ========
Supplemental pro forma information:
  Income before income taxes.............. $ 1,699  $ 2,331  $ 8,557  $ 11,774
  Provision for income taxes as reported..  (1,238)    (979)  (3,923)   (5,841)
  Pro forma adjustment to provision for
   income taxes (Note 3)..................     274      --    (1,239)     (677)
                                           -------  -------  -------  --------
Pro forma net income...................... $   735  $ 1,352  $ 3,395  $  5,256
                                           =======  =======  =======  ========
Pro forma net income per share:
  Basic................................... $  0.02  $  0.01  $  0.09  $   0.05
                                           =======  =======  =======  ========
  Diluted................................. $  0.01  $  0.01  $  0.03  $   0.04
                                           =======  =======  =======  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             1998      1999
                                                           --------  ---------
Cash flows from operating activities:
  Net income.............................................. $  4,634  $   5,933
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for doubtful accounts and authorized
     credits..............................................    2,335      5,458
    Depreciation..........................................    2,219      9,556
    Amortization of unearned compensation.................    2,317      3,653
    Series B Preferred stock issued in exchange for
     services.............................................       93         --
    Employer portion of non-qualified tax expense.........       --       (365)
    Minority interest in deficit of combined companies....      816        133
    Loss on impairment of asset held for sale.............       --        100
    Charitable contribution of Common Stock...............    1,215         --
    Equity in partnership net loss........................   (3,099)        --
    Loss on sale of property..............................     (200)        --
    Amortization of acquired intangibles..................      506      1,291
    Changes in assets and liabilities:
      Accounts receivable.................................   (5,278)   (20,622)
      Other current assets................................   (3,028)   (18,213)
      Other non-current assets............................      (71)    (6,215)
      Accounts payable....................................   (2,029)    12,824
      Accrued expenses....................................    2,736     16,466
      Income taxes payable................................      322      9,285
      Other liabilities...................................      307        736
                                                           --------  ---------
Net cash provided by operating activities.................    3,995     20,020
                                                           --------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.....................  (10,031)   (47,536)
  Purchases of short-term investments, net................       --    (99,005)
  Purchases of long-term investments......................       --   (363,700)
  Purchases of intangible assets..........................     (887)    (2,625)
                                                           --------  ---------
Net cash used in investing activities.....................  (10,918)  (512,866)
                                                           --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of Stock, net....................   71,446    706,109
  Stockholder loan repayments.............................        3        712
  Principal proceeds /(payments) on long-term debt and
   leases.................................................    2,008     (4,105)
  Stockholder contributions...............................    5,643      3,275
  Stockholder distributions...............................   (3,071)    (3,892)
                                                           --------  ---------
Net cash provided by financing activities.................   76,029    702,099
                                                           --------  ---------
Net increase in cash and cash equivalents.................   69,016    209,253
Cash and cash equivalents at beginning of period..........   12,109     37,285
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 81,215  $ 246,538
                                                           ========  =========
Non-cash investing and financing activites:
  Common Stock issued for notes receivable................ $  1,468  $      --
  Common Stock issued for acquisition..................... $  2,000  $      --

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

 Basis of presentation

  The accompanying condensed consolidated financial statements as of December 31, 1998 and September 30, 1999, and for the three and nine months ended September 30, 1998 and 1999, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Report on Form 8-K for the year ended December 31, 1998 filed on September 14, 1999, and the separate financial statements of B&B, Kruse and Billpoint included in the Company's Current Report on Form 8-K/A filed July 26, 1999. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

  In May and June of 1999, the Company acquired four businesses, each of which were accounted for as pooling of interests. Accordingly, all financial information included herein has been restated to reflect the combined operations of eBay and the acquired companies. Certain prior period balances have been reclassified to conform to the current period presentation.

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

  B&B auction revenues are derived primarily from auction commissions and fees from the sale of property through the auction process. Revenues from these sources are recognized at the date the related auction is concluded. Services revenues are derived from financial, appraisal and other related services and are recognized as such services are rendered. Rental revenues are derived from property rentals to third parties.

                                   eBAY INC.

 Fair value of financial instruments

  The Company's financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Debt and capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of the financial instruments and the prevailing rates of similar instruments. Short and long-term investments which include marketable equity securities and municipal, government and corporate bonds are classified as available-for-sale and reported at fair value. Unrealized gains and losses are excluded from earnings and reported as a component of Stockholders' equity.

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

  Environmental expenditures that relate to current operations are charged to expense or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are charged to expense. Liabilities are recorded when environmental assessments are made, remediation obligations are probable and the costs can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies. For the periods presented, estimated liabilities of $5.9 million are included within other liabilities.

 Investment in general partnerships

  Interests in general partnerships in which the Company holds more than 50 percent ownership and exerts control are consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these general partnerships and the ownership interests of minority investors are recorded as minority interests and are included within other liabilities. Investments in general partnerships in which the Company holds more than 20 percent are accounted for using the equity method of accounting and are recorded as investment in partnerships and included within other liabilities.

                                   eBAY INC.

Note 2--Net Income Per Share:

  The following table sets forth the computation of basic and diluted net income per share for the periods indicated, (in thousands, except per share amounts):

                                             Three Months       Nine Months
                                                 Ended             Ended
                                             September 30,     September 30,
                                            ----------------  ----------------
                                             1998     1999     1998     1999
                                            -------  -------  -------  -------
Numerator:
  Net income............................... $   461  $ 1,352  $ 4,634  $ 5,933
  Accretion of Series B Preferred Stock to
   redemption value........................     --       --       (46)     --
                                            -------  -------  -------  -------
  Net income available to common
   stockholders............................ $   461  $ 1,352  $4 ,588  $ 5,933
                                            =======  =======  =======  =======
Denominator:
  Weighted average shares..................  85,637  131,681   81,035  126,555
  Weighted average common shares subject to
   repurchase agreements................... (37,252) (15,701) (42,033) (20,691)
                                            -------  -------  -------  -------
Denominator for basic calculation..........  48,385  115,980   39,002  105,864
Weighted average effect of dilutive
 securities:
  Series A Preferred Stock.................  14,104      --    14,757      --
  Series B Preferred Stock.................  11,908      --    10,686      --
  Stock warrants...........................     --       --     1,356      --
  Weighted average common shares subject to
   repurchase agreements...................  37,252   15,701   42,033   20,691
  Employee stock options...................   1,970    8,401    1,791    8,803
                                            =======  =======  =======  =======
Denominator for diluted calculation........ 113,619  140,082  109,625  135,358
                                            =======  =======  =======  =======
Net income per share:
  Basic.................................... $  0.01  $  0.01  $  0.12  $  0.06
                                            =======  =======  =======  =======
  Diluted.................................. $  0.00  $  0.01  $  0.04  $  0.04
                                            =======  =======  =======  =======

Note 3--Income Taxes:

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

                                   eBAY INC.

Note 4--Comprehensive Income:

  The components of comprehensive income are as follows, (in thousands):

                                                                Nine Months
                                           Three Months Ended      Ended
                                             September 30,     September 30,
                                           ------------------  --------------
                                            1998      1999      1998   1999
                                           ------------------  ------ -------
Net income................................ $   461 $    1,352  $4,634 $ 5,933
Unrealized gains on securities............     --      11,691     --   11,691
Unrealized loses on securities............     --      (2,783)    --   (2,783)
Foreign currency translation gains........     --          13     --       13
                                           ------- ----------  ------ -------
                                               461     10,273   4,634  14,854
Income tax effect related to gains on
 items of other comprehensive income......     --      (4,910)    --   (4,910)
                                           ------- ----------  ------ -------
    Comprehensive income.................. $   461 $    5,363  $4,634 $ 9,944
                                           ======= ==========  ====== =======

  Unrealized gains on securities for the three and nine months ended September 30, 1999, consists of a net unrealized gain from an investment in StarMedia, Inc. common stock.

Note 5--Segment Information:

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

  eBay has identified two primary operating segments: online services and offline, traditional auction services. The online services segment consists of the operations of eBay, Billpoint and alando. The offline, traditional auction segment consists of the current operations of B&B and Kruse.

                                   eBAY INC.

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

                              Three Months Ended             Three Months Ended
                              September 30, 1998             September 30, 1999
                         ------------------------------ -------------------------------
                         Online   Offline  Consolidated  Online   Offline  Consolidated
                         -------  -------  ------------ --------  -------  ------------
Net revenues from
 external customers..... $12,935  $ 8,796    $ 21,731   $ 49,496  $ 9,029    $ 58,525
                         =======  =======    ========   ========  =======    ========
Operating income (loss)
 before amortization of
 acquired intangibles,
 stock compensation, and
 merger related costs... $ 2,733  $   460    $  3,193   $ (2,738) $  (199)   $ (2,937)
Interest and other
 income, net............     122       68         190      7,401      123       7,524
Interest expense........     (11)    (340)       (351)       (30)    (419)       (449)
Amortization of
 intangibles, stock
 compensation, and
 merger related costs...  (1,333)     --       (1,333)    (1,705)    (102)     (1,807)
                         -------  -------    --------   --------  -------    --------
Income (loss) before
 income taxes, as
 reported............... $ 1,511  $   188    $  1,699   $  2,928  $  (597)   $  2,331
                         =======  =======    ========   ========  =======    ========
Total assets............ $89,500  $58,191    $147,691   $837,079  $72,563    $909,642
                         =======  =======    ========   ========  =======    ========

                              Nine Months Ended               Nine Months Ended
                              September 30, 1998             September 30, 1999
                         ------------------------------ -------------------------------
                         Online   Offline  Consolidated  Online   Offline  Consolidated
                         -------  -------  ------------ --------  -------  ------------
Net revenues from
 external customers..... $27,857  $27,345    $ 55,199   $121,698  $29,107    $150,805
                         =======  =======    ========   ========  =======    ========
Operating income before
 amortization of
 acquired intangibles,
 stock compensation, and
 merger related costs... $ 8,289  $ 5,059    $ 13,348   $  5,603  $ 2,003    $  7,606
Interest and other
 income, net............     223      463         686     14,618      262      14,880
Interest expense........     (36)  (1,243)     (1,279)       (32)  (1,459)     (1,491)
Amortization of
 intangibles, stock
 compensation,
 charitable contribution
 of Common Stock and
 merger related costs...  (4,198)     --       (4,198)    (4,830)  (4,391)     (9,221)
                         -------  -------    --------   --------  -------    --------
Income (loss) before
 income taxes, as
 reported............... $ 4,278  $ 4,279    $  8,557   $ 15,359  $(3,585)   $ 11,774
                         =======  =======    ========   ========  =======    ========
Total assets............ $89,500  $58,191    $147,691   $837,079  $72,563    $909,642
                         =======  =======    ========   ========  =======    ========

                                   eBAY INC.

Note 6--Investments:

  At September 30, 1999, short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows, (in thousands):

                                        Gross     Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
   Short-term investments:
     Municipal bonds and notes....... $ 69,171    $  --     $   (54)  $ 69,117
     Corporate bonds.................   38,210       --         (29)    38,181
     Government bonds................   32,071       --        (252)    31,819
     Other...........................      289       --         --         289
                                      --------    ------    -------   --------
                                      $139,741    $  --     $  (335)  $139,406
                                      ========    ======    =======   ========
   Long-term investments:
     Municipal bonds and notes....... $328,683    $  --     $(2,159)  $326,524
     Corporate bonds.................    2,321       --         (16)     2,305
     Government bonds................   25,433       --        (232)    25,201
     Equity instruments..............    6,900     6,781        --      13,681
                                      --------    ------    -------   --------
                                      $363,337    $6,781    $(2,407)  $367,711
                                      ========    ======    =======   ========

The estimated fair value of investments classified by the date of contractual maturity is as follows, (in thousands):

                                                                       Estimated
                                                                         Fair
                                                                         Value
                                                                       ---------
   Due within one year................................................ $139,406
   Due after one year.................................................  367,711
                                                                       --------
                                                                       $507,117
                                                                       ========

Note 7--Notes Payable:

  Notes payable consists of amounts payable to various financial institutions and a former shareholder, which are secured by specific properties and are detailed as follows:

                                                     December 31, September 30,
                                                         1998         1999
                                                     ------------ -------------
   Revolving line of credit, prime rate............    $ 2,991      $    --
   Mortgage notes, prime plus 1%, due September 31,
    2002...........................................      1,905         1,824
   Mortgage notes, LIBOR plus 1.75%, due July 15,
    2001...........................................      3,638         3,537
   Mortgage notes, 8.25%, due May 15, 2000.........     12,249        12,028
   10.5% loan on foreclosed property due October
    2010...........................................        618           576
   8.5% loan in connection with Dunnings
    acquisition due June 30, 2000..................        500           --
   6%-10.5% notes, due December 1999 through
    January 2003...................................        507           338
                                                       -------      --------
     Subtotal......................................     22,408        18,303
   Less: Current portion...........................     (4,047)      (12,447)
                                                       -------      --------
                                                       $18,361      $  5,856
                                                       =======      ========

                                   eBAY INC.

  At December 31, 1998, the Company maintained a revolving line of credit with a bank that provided for borrowings of up to $4.5 million. The line of credit accrued interest on outstanding borrowings at a rate equal to the bank's prime rate. The line of credit expired and was not renewed at September 30, 1999.

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

  In connection with the purchase of Dunnings Auction Services, Inc., by B&B, the Company assumed a note payable to the prior owners in the original amount of $500,000. At September 30, 1999, the note had been paid in full.

Note 8--Contingencies:

 Lawsuits

  On March 23, 1999, the Company was sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for our alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against the Company's operations. It also seeks treble damages and attorneys' fees and costs. The Company has answered, denying these allegations and alleging that the patent is invalid. Discovery has commenced and the Company has filed a summary judgment motion seeking to invalidate certain claims in the patent. The court has determined that this motion was not timely filed and the Company have filed a new summary judgment motion seeking to invalidate the patent. The Company believes that it has meritorious defenses against this suit and intends to vigorously defend itself. The Company could be forced to incur material expenses during this defense and in the event the Company was to lose this lawsuit, our business would be harmed.

  On September 1, 1999, the Company was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that the Company violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by the Company's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. The Company has filed a general demurrer which has been sustained by the court with leave to amend. The plaintiff has filed an amended complaint. Discovery has commenced. The Company believes it has meritorious defenses to this lawsuit and intends to defend itself vigorously. However, even if successful, this defense could be costly and, if the Company was to lose this lawsuit, our business could be harmed.

 Other Contingencies

  From time to time, the Company is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on the Company's financial position or results of operations.

                                   eBAY INC.

Note 9--Contractual Agreements with America Online Inc. ("AOL"):

  In March 1999, the Company expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay was granted a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. In addition, eBay has developed or will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site. eBay will pay $75 million over the four-year term of the contract. The Company is recognizing these fees as sales and marketing expense over the greater of: i) the ratio of the number of impressions delivered over the total number of contracted impressions, or ii) a straight-line basis beginning with the initial delivery of impressions and extending over the term of the contract. At September 30, 1999, the Company had advanced $18.8 million under the amended agreement, and had recognized $2.6 million as advertising expense commencing with the launch of the co-branded program and delivery of advertising impressions.

  In conjunction with the expanded strategic relationship, AOL terminated its original contract with the Company in August of 1999. As a result, the remaining $8.0 million commitment associated with the original agreement has been waived. AOL continued to deliver impressions under the original agreement through August 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

  This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Prospectus dated October 27, 1999.

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

  Substantially all of the Company's revenues come from fees and commissions associated with online and traditional offline auction services. Online revenues are derived from placement and success fees paid by sellers; eBay does not charge fees to buyers. Sellers pay a nominal placement fee and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. To date, online advertising on the eBay website and online payment solutions provided by Billpoint have not made significant contributions to net revenues, and no significant revenue generation is expected in the near future.

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

Acquisitions

 Butterfield & Butterfield

  On May 28, 1999, eBay acquired Butterfield & Butterfield Auctioneers Corporation, a Delaware corporation and all affiliated entities under common control including; Butterfield Credit Corporation Inc., 111 Potrero Partners, LLC and HBJ Partners, LLC. (collectively "B&B" or the "B&B Companies"). The aggregate consideration exchanged for the merger was 1,327,370 shares of eBay common stock. The merger has been accounted for as a pooling of interests. During 1999, B&B withdrew its registration statement for its initial public offering. Accordingly, the Company recorded a charge of approximately $2.6 million related to the costs of the withdrawn offering. Such amounts are included in merger related costs on the condensed consolidated statement of income.

 Kruse International

  On May 18, 1999, eBay acquired Kruse, Inc. (d/b/a Kruse International) and all affiliated entities under common control including; Auburn Cordage, Inc., ACD Auto Sales, Inc., Reppert School of Auctioneering, Inc. and Classic Advertising & Promotions, Inc., each an Indiana corporation (collectively, "Kruse" or the "Kruse Companies"). Kruse International was founded in 1971 and operated as a sole proprietorship until it was incorporated in the state of Indiana in August 1986. The Kruse Companies conduct auctions, perform appraisal services and conduct auctioneering training for classic car auctions in various locations in the United States, England, Germany and the Netherlands. The aggregate consideration exchanged for the merger was 787,312 shares of eBay common stock for all shares of capital stock of the Kruse Companies. The merger has been accounted for as a pooling of interests.

 Billpoint

  On May 25, 1999, eBay acquired Billpoint, Inc. ("Billpoint"). Billpoint has developed an authorization, billing and payment fulfillment solution that permits individuals and small merchants to accept credit cards as payment for Internet-based sales transactions. Billpoint's service is expected to derive revenues based upon a variety of fee arrangements, including percentage-of-transaction, fixed-fee per transaction and flat monthly rates. In connection with the merger, eBay issued a total of approximately 525,000 shares of eBay common stock to the existing shareholders of Billpoint as consideration for all shares of capital stock of Billpoint, and all options and warrants to purchase shares of common stock of Billpoint outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase shares of eBay common stock. The merger has been accounted for as a pooling of interests.

 alando

  On June 15, 1999, eBay acquired alando.de.AG. ("alando"). alando is Germany's leading online person-to-person trading community. The aggregate consideration exchanged for the merger was 316,000 shares of eBay common stock. The merger has been accounted for as a pooling of interests.

Results of Operations

  The following tables set forth, for the periods presented, certain data derived from the Company's unaudited condensed consolidated statement of income as a percentage of net revenues, certain unaudited supplemental operating data, and unaudited condensed consolidated sequential quarterly financial information. The operating results for the three and nine months ended September 30, 1998 and 1999 are not necessarily indicative of the results that may be expected for any future period.

Historical Results of Operations

                                                                  Nine Months
                                            Three Months Ended       Ended
                                              September 30,      September 30,
                                            -------------------  --------------
                                              1998      1999      1998    1999
                                            --------- ---------  ------  ------
Net revenues..............................     100.0%     100.0%  100.0%  100.0%
Cost of net revenues......................      20.1       29.2    18.4    23.9
                                            --------  ---------  ------  ------
Gross profit..............................      79.9       70.8    81.6    76.1
                                            --------  ---------  ------  ------
Operating expenses:
  Sales and marketing.....................      43.3       46.5    38.6    44.5
  Product development.....................       7.0       11.7     5.5     9.6
  General and administrative..............      19.5       20.1    20.0    19.5
  Amortization of acquired intangibles....       1.5        0.6     0.9     0.7
  Merger related costs....................       0.0        0.0     0.0     2.9
                                            --------  ---------  ------  ------
    Total operating expenses..............      71.3       78.9    65.0    77.2
                                            --------  ---------  ------  ------
Income from operations....................       8.6       (8.1)   16.6    (1.1)
Interest and other income (expense), net..      (0.8)      12.1    (1.1)    8.9
                                            --------  ---------  ------  ------
Income before income taxes................       7.8        4.0    15.5     7.8
Provision for income taxes................      (5.7)      (1.7)   (7.1)   (3.9)
                                            --------  ---------  ------  ------
Net income................................       2.1%       2.3%    8.4%    3.9%
                                            ========  =========  ======  ======
Supplemental online operating data(1):
  Number of registered users at end of
   period (in thousands)..................     1,265      7,701   1,265   7,701
  Gross merchandise sales(2) (in
   millions)..............................  $    195  $     741  $  438  $1,904
  Number of auctions listed (in
   thousands).............................     9,236     36,210  20,029  88,490

--------
(1) Represents transactions conducted by users on the eBay site.

(2) Represents the aggregate sales prices of all goods for which an auction was successfully concluded on the eBay site (i.e., there was at least one bid above the seller's specified minimum price or reserve price, whichever is higher).

Sequential Quarterly Financial Information

                                                       Three months ended
                                                ---------------------------------
                                                March 31, June 30,  September 30,
                                                  1999      1999        1999
                                                --------- --------  -------------
                                                   (in thousands; unaudited)
Net revenues...................................  $42,801  $49,479      $58,525
Cost of net revenues...........................    7,977   10,945       17,081
                                                 -------  -------      -------
Gross profit...................................   34,824   38,534       41,444
                                                 -------  -------      -------
Operating expenses:
  Sales and marketing..........................   16,958   22,916       27,230
  Product development..........................    2,163    5,476        6,851
  General and administrative...................    7,614   10,088       11,779
  Amortization of acquired intangibles.........      328      327          328
  Merger related costs.........................      --     4,359          --
                                                 -------  -------      -------
    Total operating expenses...................   27,063   43,166       46,188
                                                 -------  -------      -------
Income from operations.........................    7,761   (4,632)      (4,744)
Interest and other income, net.................      275    6,039        7,075
                                                 -------  -------      -------
Income before income taxes.....................    8,036    1,407        2,331
Provision for income taxes.....................   (4,271)    (591)        (979)
                                                 -------  -------      -------
Net income.....................................  $ 3,765  $   816      $ 1,352
                                                 =======  =======      =======

  It is difficult for the Company to forecast its revenues or earnings accurately and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate forecasts are difficult, the Company has begun to recognize the seasonal nature of its business. In the online business, the Company has noted strong sequential quarterly revenue growth between the fourth fiscal quarter and the first fiscal quarter, and a lower, relatively level growth rate throughout the remainder of the year. With traditional auction operations, B&B typically experiences its peak revenue in the second and fourth quarters, while Kruse experiences its peak revenue in the third quarter.

  Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast income statement expense categories as a percentage of revenues. Quarterly and annual income statement expense categories as a percentage of revenues may be significantly different from historical or projected rates. This is especially true as the Company expects to accelerate investment in equipment and personnel to enhance site stability and scalability during the next several quarters. As a general note, the Company expects costs to increase in absolute dollars across all income statement categories. Further, the Company expects that during the next several quarters its gross margin will likely remain at levels lower than those experienced historically, primarily due to the effects of depreciation on equipment and software purchases, increases in site operations personnel and consulting costs, and growth within the customer support organization, including the new facility in Salt Lake City.

  For the quarter ended September 30, 1999, eBay continued to experience rapid growth in its online business. To support this new level of activity, the Company made significant investments in personnel, infrastructure and marketing programs during the third quarter, which affected absolute dollar costs in all income statement categories.

 Net Revenues

  The Company derives revenue from a variety of sources including: listing, success, and featured item fees for transactions occurring online, and auction related fees, commissions and rental income in traditional auction operations. To date, the acquisitions of alando and Billpoint have not made significant contributions to net revenues, and no significant revenue generation is expected in the near future. The Company's net revenues increased from $21.7 million and $55.2 million in the three and nine months ended September 30, 1998, to $58.5 million and $150.8 million in the comparable periods of 1999. This growth was primarily the result of increased activity on the eBay website, as shown by increases in total items listed and gross merchandise sales. Net revenues in the nine months ended September 30, 1999 include a $3.9 million credit granted to users for the June 10th site outage. The seasonally lower offline net revenues at B&B during the third quarter of 1999 were offset in part by the seasonally strong third quarter at Kruse with the completion of its annual Auburn auction.

  The Company expects that online net revenues will continue to grow in the fourth quarter. As experienced during the third quarter of 1999, the correlation between the number of registered users and gross merchandise sales may vary from historical relationships as new users fail to display the efficacy of those seen historically.

 Cost of Net Revenues

  Cost of net revenues for online operations consist primarily of costs associated with customer support and website operations. These costs are composed primarily of compensation and allocated overhead for customer support and site operations personnel, ISP connectivity charges and depreciation on site equipment. Cost of net revenues in traditional auction operations consists primarily of compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased from $4.4 million and $10.1 million or 20.1% and 18.4% of net revenues in the three and nine months ended September 30, 1998, to $17.1 million and $36.0 million or 29.2% and 23.9% of net revenues in the comparable periods of 1999. The increases resulted from the continued development and expansion of the Company's customer support and site operations departments, depreciation of the equipment required for the Company's site operations and ISP connectivity charges. During the third quarter of 1999, the Company realized the full quarter effect of depreciation on assets purchased during the second quarter, as well as incremental depreciation expense related to the $8.8 million of capital expenditures made during the current period. Cost of net revenues, especially those related to customer support and depreciation in the online business, are expected to continue to increase rapidly as the Company invests in its infrastructure in advance of demand. As a result, the Company may experience gross margins at lower levels than those seen historically.

 Sales and Marketing

  The Company's sales and marketing expenses for both the online and traditional auction businesses consist primarily of compensation for the Company's sales and marketing personnel, advertising, tradeshow and other promotional costs, expenses for creative design of the Company's website and an allocation of overhead. Sales and marketing expense increased from $9.4 million and $21.3 million or 43.3% and 38.6% of net revenues in the three and nine months ended September 30, 1998, to $27.2 million and $67.1 million or 46.5% and 44.5% of net revenues in the comparable periods of 1999. The increases resulted primarily from continued growth in the number of personnel, increases in online advertising including impressions delivered under the AOL agreement, expenses associated with Kruse's Auburn auction, and other promotional expenses. Net advertising costs were largely unchanged as the Company shifted advertising expenditures from its national radio campaign during the second quarter of 1999 to online advertising during the third quarter. Online sales and marketing expenses are expected to increase in the near term, due to a full quarter effect of advertising impressions delivered under the strategic alliance with AOL, the expansion of international advertising and incremental expenses associated with personnel additions made in the current quarter and those expected in future quarters. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historical levels.

 Product Development

  The Company's product development expenses for both eBay and Billpoint consist primarily of compensation for the Company's product development staff, payments to outside contractors, depreciation on equipment used for development and an allocation of overhead. The Company's product development expenses increased from $1.5 million and $3.1 million or 7.0% and 5.5% of net revenues in the three and nine months ended September 30, 1998, to $6.9 million and $14.5 million or 11.7% and 9.6% of net revenues in the comparable periods of 1999. The increase in absolute dollars resulted primarily from depreciation on newly acquired equipment, the increase in the number of product development staff and payments to outside contractors. The year to year increase from 1998 to 1999 was particularly impacted with the addition of Billpoint and its development efforts during 1999. Product development expenses are expected to increase in future periods primarily from personnel additions and additional depreciation costs as the Company continues to purchase equipment that improves and expands its operations both domestically and internationally.

 General and Administrative

  The Company's general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts and an allocation of overhead. The Company's general and administrative expenses increased in absolute dollars from $4.2 million and $11.0 million or 19.5% and 20.0% of net revenues in the three and nine months ended September 30, 1998, to $11.8 million and $29.5 million or 20.1% and 19.5% of net revenues in the comparable periods of 1999. The increases in absolute dollars resulted primarily from additional personnel-related expenses, including those associated with the SafeHarbor(TM) program, fees for professional services, public company expenses including SEC filing fees and allocations of overhead. The Company anticipates that general and administrative expenses will increase in absolute dollars and decrease as a percentage of net revenues in future periods as eBay's online business becomes a progressively larger portion of the consolidated business. Such expenses in the online business are typically lower as a percentage of net revenues than the traditional auction businesses.

 Amortization of Acquired Intangibles

  During the three and nine months ended September 30, 1998, the Company recognized $327,000 and $477,000 in amortization associated with intangible assets acquired in the acquisition of Jump, Inc. ("Jump"), compared to expenses of $328,000 and $983,000 in the comparable periods of 1999. The majority of the Jump acquired intangibles were fully amortized during the third quarter of 1999, with the remainder continuing through the third quarter of 2000. Other acquisition related intangibles will be amortized at varying rates through 2009. From time to time the Company has, and expects to continue, purchasing assets or businesses in order to maintain its leadership role in online personal trading. These purchases may result in the creation of intangible assets and lead to corresponding increases in the amortization of acquired intangibles in future periods.

 Merger Related Costs

  During the nine months ended September 30, 1999, the Company incurred direct merger related transaction costs of $4.4 million which were charged to operations. There were no comparable expenses in the same periods of 1998. As opportunities present themselves, the Company may continue to acquire new companies; such acquisitions could lead to additional direct and indirect expenses which would negatively affect the Company's results of operations.

 Interest and Other Income, Net

  The Company's interest and other income, net, increased from $190,000 and $686,000 in the three and nine months ended September 30, 1998, to $7.5 million and $14.9 million in the comparable periods of 1999. The increase was primarily the result of interest earned on cash, cash equivalents, and investments, particularly the interest earned on the net proceeds from the Company's secondary offering completed in April 1999. Sequential quarterly growth relates to a full quarter of interest being earned on the secondary offering proceeds. The Company expects that interest income will decrease during the fourth quarter of 1999 as more invested cash is used to fund operations.

 Provision for Income Taxes

  The Company's effective federal and state income tax rate was 72.9% and 45.8% in the three and nine months ended September 30, 1998 compared to 42.0% and 49.6% in the comparable periods of 1999. The fluctuation in the effective tax rate from 1998 to 1999 resulted from changes in certain non-cash, non-deductible expenses as a percentage of pre-tax income, and to the impact of net operating losses of certain acquired entities. Additionally, in connection with its acquisition, B&B's status as an S Corporation was terminated, and B&B became subject to federal and state income taxes. The Company expects the consolidated effective tax rate to be at or near 42% throughout the remainder of 1999.

 Stock-Based Compensation

  In connection with the grant of certain stock options and warrants from May 1997 through May 1999, the Company recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the options and the one-year term of the warrant, respectively. Of the total unearned compensation, approximately $818,000 and $2.3 million was amortized in the three and nine months ended September 30, 1998 compared to $1.4 million and $3.7 million in the comparable periods of 1999.

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

  Net cash provided by operating activities was $4.0 million in the nine months ended September 30, 1998 compared to $20.0 million in the same period of 1999. The change in the comparable periods resulted primarily from increases in accounts payable, accrued expenses and taxes payable, offset by increase in prepaid assets including the payment advanced to AOL in connection with the strategic relationship, and a $15.3 million increase in accounts receivable. The change was affected to a lesser degree by non-cash charges for amortization of unearned compensation, the provision for doubtful accounts, depreciation and amortization and increases in various liability categories.

  Net cash used in investing activities totaled $10.0 million in the nine months ended September 30, 1998 and $512.9 million in the same period of 1999. Net cash used in investing activities in the 1998 period was primarily the result of purchases of property and equipment totaling $10.0 million. Net cash used in investing activities in the 1999 period primarily resulted from the purchase of investments and to a lesser extent by purchases of property and equipment.

  Net cash provided by financing activities was $76.0 million in the nine months ended September 30, 1998, compared to $702.1 million in the same period of 1999. Net cash provided by financing activities in 1998 resulted primarily from proceeds from the Company's initial public offering of its Common Stock. Net cash provided by financing activities in 1999 resulted almost entirely from sales of Common Stock during the Company's secondary offering.

  eBay expects capital expenditures for the remainder of 1999 to be at least as high as those seen in the third quarter of 1999. Such expenditures will primarily be for computer equipment, furniture and fixtures and leasehold improvements. In March 1999, eBay and AOL expanded the scope of their strategic relationship. Under this new agreement eBay will pay AOL $75.0 million over the four-year term of the contract. Of this amount, $18.8 million had been advanced through September 30, 1999.

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

Year 2000 Issues

  Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. The Company has made modifications to its internal systems to fix identified Year 2000 issues in an attempt to ensure Year 2000 compliance. The costs of these modifications have not been material and have involved a reallocation of internal resources rather than incremental expenditures. The Company is engaged in a testing program to further ensure Year 2000 compliance. This program may identify additional modifications to the Company's internal systems which will need to be made prior to December. If any such modifications are not made, or if problems exist that are not identified, the Company could face unexpected expenses to fix the problem or unanticipated website outages, either of which would harm its business. The Company uses third-party equipment and software that may not be Year 2000 compliant. Following a website outage in June 1999, the Company undertook a comprehensive site review including a further review of its website for year 2000 compliance. This review identified certain software "patches" for third party software that needed to be implemented for Year 2000 compliance. The process of implementing these patches is well underway and it is expected to be completed in 1999. The cost of this implementation is not expected to be material and is being accomplished through a reallocation of internal resources. The Company is also conducting a further review of third party software and embedded systems used in its online auction business.

  In connection with its acquisitions of each of its newly acquired businesses, the Company received representations and warranties that the systems and software of these businesses are Year 2000 compliant. The Company is reviewing the Year 2000 status of the software and systems of its newly acquired businesses. The Company expects that the incremental cost of the reviews of software and systems will not exceed $200,000. Internal testing of the Company's website is expected to be completed in November 1999. The cost of a full test of the Company's site and of any necessary upgrades or changes cannot currently be precisely estimated but is not currently expected to exceed $1.0 million. The Company may be harmed if necessary upgrades or changes are not identified, or if identified are not timely and successfully implemented at an acceptable cost. The Company also may be harmed by Year 2000 problems at its vendors and business partners. For example, the Company relies on credit card companies to collect the majority of its revenues from users. Due to the nature of the credit card system, some industry analysts have questioned the effect of the year 2000 on credit card processing and billing. Failure of the Company's credit card vendors or other third-party equipment or software vendors to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses in seeking alternative means of payment or hardware or software replacements. It also could result in loss of revenues or unanticipated eBay website outages. The Company's marketing efforts are also dependent on the continued operation of Internet portals and other Internet sites on which it advertises.

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

Risk Factors that may Affect Results of Operations and Financial Condition

  You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. References in this document to "we," "our," and "us" refer to Ebay Inc., and its consolidated subsidiaries.

 We have a limited operating history

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

  .  maintain and grow our website and customer support operations;

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

 Our operating results may fluctuate

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

  . our ability to retain key employees in both our online businesses and our new acquisitions;

  . the ability of our land-based auction businesses to acquire high quality properties for auction;

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

Our failure to manage growth could harm us

We currently are experiencing a period of significant expansion in our headcount, facilities and infrastructure and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under severe strain by our rate of growth include the following:

  . The Website. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our website. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our website may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime could harm our business and also could anger users of our website and reduce future revenues.

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

  We must continue to hire, train and manage new employees at a rapid rate. The majority of our employees today have been with us less than one year and we expect that our rate of hiring will continue at a very high pace. If our new hires are not good hires, or if we are unsuccessful in training and integrating these new employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.

 We may not maintain profitability

  We believe that our continued profitability and growth will depend in large part on our ability to do the following:

  .  maintain sufficient transaction volume to attract buyers and sellers;

  . manage the costs of our business, including the costs associated with maintaining and developing our website, customer support and international expansion;

  .  increase our brand name awareness; and

  .  provide our customers with superior community and trading experiences.

  We are investing heavily in marketing and promotion, customer support, further development of our website, technology and operating infrastructure development. The costs of these investments have reduced our margins and are expected to remain significant into the future. In addition, we have significant ongoing commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The emergence of competitors, many of whom are offering free auctions to users, limits our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Our historic growth rates are not sustainable and we expect in the near term that our costs, particularly those related to site operations, customer support, other infrastructure and our international, regional and premium initiatives, will increase substantially. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

 Acquisitions could result in dilution, operating difficulties and other harmful consequences

  If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. We recently completed the four acquisitions described earlier in this document. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

  We have almost no experience in managing this integration process. Most of our acquisitions to date have involved either family run companies or very early stage companies, which may exacerbate these integration issues. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

 The inability to expand our systems may limit our growth

  We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our website, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend on the number of items listed by users, the volume of user auctions that are successfully completed and the final prices paid for the items listed. If the volume of traffic on our website or the number of auctions being conducted by customers continues to increase, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We may be unable to accurately project the rate or timing of increases, if any, in the use of our service or to timely expand and upgrade our systems and infrastructure to accommodate any increases.

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

 System failures could harm our business

  We have experienced system failures from time to time. Our website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that must be responded to by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We are currently taking steps to increase the reliability and redundancy of our system. These steps are expensive and may not be successful in reducing the frequency or duration of unscheduled downtime.

  Substantially all of our computer hardware for operating our service currently is located at the facilities of Exodus Communications, Inc. in Santa Clara, California and AboveNet in San Jose, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at either the Exodus or AboveNet facility could result in interruptions in our services. In addition, the failure by Exodus or AboveNet to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

 Unauthorized break-ins to our service could harm our business

  Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a "hacker" who has stated that he can in the future damage or change our system or take confidential information. We have also experienced other types of attacks on our system. Any actions like these could harm us. Actions like these may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service.

 Our business may be harmed by the listing or sale by our users of illegal items

  The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to civil or criminal liability for unlawful activities carried out by users through our service. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our website. A continuation of this negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

 Our business may be harmed by the listing or sale by our users of pirated items

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

 Our business may be harmed by fraudulent activities on our website

  Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening legal action against us if no reimbursement is made. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business.

 Government inquiries may lead to charges or penalties

  On January 29, 1999, we received requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our website. We have been informed that the inquiry includes an examination of our practices with respect to these transactions. We have provided further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter. Should this or any other investigation lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would certainly suffer if we were not to prevail in any action like this. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

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

 Some of our businesses are subject to regulation and others may be in the future

  Both B&B and Kruse are subject to regulation in some jurisdictions governing the manner in which live auctions are conducted. Both are required to obtain licensure in these jurisdictions with respect to their business or to permit the sale of categories of items (e.g. wine, automobiles, real estate). These licenses generally must be renewed regularly and are subject to revocation for violation of law, violation of the regulations governing auctions in general or the sale of the particular item and other events. If either company was unable to renew a license or had a license revoked, its business would be harmed. In addition, changes to the regulations or the licensure requirements could increase the complexity and the cost of doing auctions, thereby harming us.

  As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we are subject to licensure in their jurisdiction. These claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items. We could also be subject to fines or other penalties. Any of these outcomes could harm us. Furthermore, businesses that handle consumers' funds are potentially subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. The cost and complexity of Billpoint's business may increase if certain regulations are deemed to apply to its business.

 We are subject to risks associated with information disseminated through our service

  The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both

United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon other online services companies currently are pending. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Claims like these become more likely and have a higher probability of success as we expand internationally. If we become liable for information provided by our users and carried on our service, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. We carry liability insurance, but it may not be adequate to fully compensate us if we become liable for information carried on or through our service. Any costs incurred as a result of this liability or asserted liability could harm our business.

 We are subject to intellectual property litigation

  On March 23, 1999, we were sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for our alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against our operations. It also seeks treble damages and attorneys' fees and costs. We have answered, denying these allegations and alleging that the patent is invalid. Discovery has commenced and we have filed a summary judgment motion seeking to invalidate certain claims in the patent. The court has determined that this motion was not timely filed and we have filed a new summary judgment motion seeking to invalidate the patent. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. We could be forced to incur material expenses during this defense and in the event we were to lose this suit, our business would be harmed.

  On September 1, 1999, we were served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by our users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. We have filed a general demurrer which was sustained by the court with leave to amend. The plaintiff has filed an amended complaint. Discovery has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly and, if we were to lose this lawsuit, our business could be harmed.

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

 Our stock price has been and may continue to be extremely volatile

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

 New and existing regulations could harm our business

  We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon us in the future, which could harm our business. In addition, as the nature of the products listed by our users changes, we may become subject to new regulatory restrictions.

  Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. As we expand our international activities, we will become obligated to comply with these laws. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the United States. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

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

 Our business has been seasonal

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

 We are dependent on the continued growth of the online person-to-person commerce market

  The market for the sale of goods over the Internet, particularly through person-to-person trading, is a new and emerging market. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our website requires users to make publicly available their e-mail addresses and other personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods.

 There are many risks associated with international operations

  We are expanding internationally. We recently acquired alando, a leading German person-to-person trading company. Expansion into international markets will require management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. We may have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

  . regulatory requirements, including regulation of "auctions," that may limit or prevent the offering of our services in local jurisdictions;

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

 Our business may be subject to sales and other taxes

  We do not collect sales or other similar taxes on goods sold by users through our service. One or more states may seek to impose sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998 the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years. This tax moratorium will last only for a limited period and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

 We are dependent on key personnel

  Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key employees. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. Dean Kruse is particularly important to Kruse. The loss of any of these individuals could result in the loss of significant future business and would harm us. Such personnel are in great demand by other auction companies. In addition, employee turnover frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships, and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

 Our new land-based auction businesses need to continue to acquire properties

  The businesses of B&B and Kruse are both dependent on the continued acquisition of high quality auction properties from sellers. Their future success will depend in part on their ability to maintain an adequate supply of high quality auction property, particularly fine and decorative arts and collectibles and collectible automobiles, respectively. There is intense competition for these pieces with other auction companies and dealers. In addition, a small number of key senior management and specialists maintain the relationships with the primary sources of auction property and the loss of any of these individuals could harm the business of B&B and Kruse.

 Our new land-based auction businesses could suffer losses from price guarantees, advances or rescissions of sales

  In order to secure high quality auction properties from sellers, B&B and Kruse may give a guaranteed minimum price or a cash advance to a seller, based on the estimated value of the property. If the auction proceeds are less than the amount guaranteed, or less than the amount advanced and the seller does not repay the difference, the company involved will suffer a loss. In addition, under certain circumstances a buyer who believes that an item purchased at auction does not have good title, provenance or authenticity may rescind the purchase. Under these circumstances, the company involved will lose its commissions and fees on the sale even if the seller, in accordance with the terms and conditions of sale, in turn accepts back the item and returns the funds he or she received from the sale.

 We acquired real property with some of our new businesses

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

 Our market is intensely competitive

  The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. Our direct competitors include various online person-to-person auction services, including Yahoo! Auctions, Amazon.com, the Fairmarket Auction Network, Disney/Infoseek and a number of other small services, including those that serve specialty or regional markets such as CityAuction. We currently believe that more than 500 companies are using an auction format for consumer-to-consumer or business-to-consumer sales. In mid-September, Fairmarket, a provider of auction software and services, announced that it had assembled an auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others. Listings from all of these companies would be aggregated and available at each member's site. We also compete indirectly with business-to-consumer online auction services such as Onsale, First Auction, Surplus Auction and uBid. Traditional auction companies such as Sotheby's are offering or have announced plans to create Internet auction sites. We potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in the online auction market. Finally, some companies are "aggregating" our auction listings with those of our competitors thereby indirectly competing with us.

  The principal competitive factors in our market include the following:

  .  volume of transactions and selection of goods;

  .  community cohesion and interaction;

  .  system reliability;

  .  customer service;

  .  reliability of delivery and payment by users;

  .  brand recognition;

  .  website convenience and accessibility;

  .  level of service fees; and

  .  quality of search tools.

  Current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors.

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

 Our business is dependent on the development and maintenance of the Web infrastructure

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

 Our business could be harmed by Year 2000 compliance issues

  Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. We have reviewed our internal programs and have determined that there are no significant Year 2000 issues within our systems or services. We have made modifications to our internal systems to fix identified Year 2000 issues in an attempt to ensure Year 2000 compliance. The costs of these modifications have not been material and have involved a reallocation of internal resources rather than incremental expenditures. We are engaged in a testing program to further ensure year 2000 compliance. This program may identify additional modifications to our internal systems which will need to be made prior to the end of December. If any such modifications are not made, or if problems exist that are not identified, we could face unexpected expenses to fix the problem or unanticipated website outages, either of which would harm our business. We use third-party equipment and software that may not be Year 2000 compliant. Following a website outage in June 1999, we undertook a comprehensive site review including a further review of our website for Year 2000 compliance. This review identified certain software "patches" for third party software that needed to be implemented for Year 2000 compliance. The process of implementing these patches is ongoing and it is expected to be completed during 1999. The cost of this implementation is not expected to be material and is being accomplished through a reallocation of internal resources. We are also conducting a further review of third party software and embedded systems used in our online auction business.

  In connection with our acquisitions of each of our newly acquired businesses, we received representations and warranties that the systems and software of these businesses are Year 2000 compliant. We are reviewing the Year 2000 status of the software and systems of our newly acquired businesses. We expect that the incremental cost of the reviews of software and systems will not exceed $200,000. The cost of a full test of our site and of any necessary upgrades or changes cannot currently be precisely estimated but is not currently expected to exceed $1,000,000. Internal testing of our website is expected to be completed in November 1999. We may be harmed if necessary upgrades or changes are not identified, or if identified are not timely and successfully implemented at an acceptable cost. We also may be harmed by Year 2000 problems at our vendors and business partners. For example, we rely on credit card companies to collect the majority of our revenues from users. Due to the nature of the credit card system, some industry analysts have questioned the effect of the year 2000 on credit card processing and billing. Failure of our credit card vendors or other third-party equipment or software vendors to properly process dates for the year 2000 and thereafter could require us to incur unanticipated expenses in seeking alternative means of payment or hardware or software replacements. It also could result in loss of revenues or unanticipated eBay website outages. Our marketing efforts are also dependent on the continued operation of Internet portals and other Internet sites on which we advertise.

  Although we have developed contingency plans with respect to collecting payment under these circumstances, we are unable to make contingency plans if any significant number of the computers constituting the Internet fail to process dates properly for the year 2000 and there is a systemwide slowdown or breakdown. Our business is dependent on the continued successful operation of the Internet. Any interruption or significant degradation of Internet operations due to Year 2000 problems could harm our business.

 Our business is subject to online commerce security risks

  A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. An individual has claimed to have misappropriated some of our confidential information by breaking into our computer system. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

 We must keep pace with rapid technological change to remain competitive

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

 We need to develop new services, features and functions in order to expand

  We plan to expand our operations by developing new or complementary services, products or transaction formats or expanding the breadth and depth of services. We may be unable to expand our operations in a cost-effective or timely manner. Even if we do expand, we may not maintain or increase our overall market acceptance. If we launch a new business or service that is not favorably received by consumers, it could damage our reputation and diminish the value of our brand. We anticipate that future services may include pre-and post-trade services, including the following:

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

 Our growth will depend on our ability to develop our brand

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

 We may be unable to protect or enforce our intellectual property rights adequately

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

 Our business is subject to consumer trends and discretionary consumer spending

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  The following table presents the fair value balances of the Company's cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 1999, (dollars in thousands):

                                1999      2000      2001      2002     Total
                              --------  --------  --------  --------  --------
Cash equivalents............. $246,538                                $246,538
Average interest rates.......      3.9%
Investments excluding equity
 investments................. $ 51,841  $156,019  $130,026  $155,550  $493,436
Average interest rates.......      3.3%      4.2%      3.7%      4.3%
Equity investments...........                                         $ 13,681

  Equity investments are subject to considerable market risk due to their volatility. The balance at September 30, 1999 includes unrealized gains of $6.8 million.

  eBay did not hold derivative financial instruments as of September 30, 1999, and has never held such instruments in the past. In addition, eBay had outstanding debt as of September 30, 1999 of $18.2 million.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On March 23, 1999, we were sued by Network Engineering Software, Inc. in the U.S. District Court for the Northern District of California for our alleged willful and deliberate violation of a patent. The suit seeks unspecified monetary damages as well as an injunction against our operations. It also seeks treble damages and attorneys' fees and costs. We have answered, denying these allegations and alleging that the patent is invalid. Discovery has commenced and we have filed a summary judgment motion seeking to invalidate certain claims in the patent. The court has determined that this motion was not timely filed and we have filed a new summary judgment motion seeking to invalidate the patent. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. We could be forced to incur material expenses during this defense and in the event we were to lose this suit, our business would be harmed.

  On September 1, 1999, we were served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by our users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. We have filed a general demurrer which has been sustained by the court with leave to amend. The plaintiff has filed an amended complaint. Discovery has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly and, if we were to lose this lawsuit, our business could be harmed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed as part of this report:

  27.01 Financial Data Schedule (EDGAR version only)

  (b) Reports on Form 8-K.

    (1) On July 26, 1999, the Company filed a report on Form 8-K/A which amended the report on Form 8-K filed on May 25, 1999 and the reports on Form 8-K filed on June 6, 1999.

    (2) On September 18, 1999, the Company filed a report on Form 8-K, reporting the consolidated financial statements and management's discussion and analysis of financial condition and results of operations for the years ended December 31, 1996, 1997 and 1998, restated to reflect the combined operations of the Company and each of the entities acquired during May and June 1999 accounted for using the pooling of interests methodology.

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eBAY INC.

Date: November 12, 1999
                                                /s/ Margaret C. Whitman
                                          By: _________________________________
                                                    Margaret C. Whitman
                                               President and Chief Executive
                                                          Officer

                                                  /s/ Gary F. Bengier
                                          By: _________________________________
                                                      Gary F. Bengier
                                                Chief Financial Officer and
                                               Vice President of Operations