Form 10-K
period 1999-12-31
EBAY INC
filed 2000-03-30
CIK 1065088

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
   1934 for the fiscal year ended Annual December 31, 1999.

                                      OR

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the Transition Period from ___________ to _________.

                       Commission File Number 000-24821

                               ----------------

                                   eBay Inc.
            (Exact name of registrant as specified in its charter)

                  Delaware                                    77-0430924
        (State or Other Jurisdiction                       (I.R.S. Employer
      of Incorporation or Organization)                 Identification Number)

                   2145 Hamilton Avenue, San Jose, CA 95125
         (Address of Principal Executive Offices, Including Zip Code)

                                (408) 558-7400
             (Registrant's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value

                               ----------------

  Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 1, 2000 there were 130,182,905 shares of the Registrant's Common Stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the Common Stock as quoted by the Nasdaq Stock Market as of March 1, 2000 was approximately $7,711,442,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 through 13 are incorporated by reference to the Company's Proxy Statement for the 2000 annual meeting of shareholders to be filed by May 1st,
                                     2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1: Business

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

The Company

  eBay Inc. ("eBay" or the "Company") is the world's largest and most popular personal trading community on the Internet, based on the value of goods traded on the eBay service.

  eBay, was formed as a sole proprietorship in September 1995, incorporated in California in May 1996 and reincorporated in Delaware in April 1998. eBay pioneered online personal trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining format to buy and sell items such as automobiles, collectibles, high-end or premium art items, jewelry, consumer electronics and a host of practical and miscellaneous items. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items. The Company's service is fully automated, topically arranged, intuitive and easy to use. From December 31, 1998 to December 31 1999, the number of registered eBay users grew from approximately 2.1 million to over 10 million. eBay users listed over 41 million items for sale during the fourth quarter of 1999, up from 13.64 million items in the fourth quarter of 1998. As of December 31, 1999, the Company had over 3.0 million items listed in over 3,000 categories. Browsers and buyers can search listings for specific items or search by category, key word, seller name, recently commenced auctions or auctions about to end. The eBay pricing format based on auctions creates a sense of urgency among buyers to bid for goods and creates an entertaining and compelling trading environment. eBay also provides buyers and sellers a place to socialize and to discuss topics of common interest. This compelling trading environment fosters a large and growing commerce-oriented online community.

Industry Background

 Growth of the Internet and Online Commerce

  The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation ("IDC") estimated that the number of Web users would grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003.

  The growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the Internet. IDC estimated that commerce over the Internet would increase from approximately $40 billion worldwide in 1998 to approximately $900 billion worldwide in 2003.

 The Personal Trading Market Opportunity

  eBay's trading platform has historically offered the exchange of goods among individuals and small businesses, competing with classified advertisements, collectibles shows, garage sales, flea markets and other venues such as auction houses. As eBay's service has evolved, its applicability has expanded to broader categories of items, and to a broader and more global user base. As a result, the Company's product mix has begun to shift from primarily collectibles to practical everyday items, such as household goods, office equipment, services, and other items. With the shift to a broader product offering, the Company's competition has also broadened, and now includes distributors, liquidators, retailers, import/export companies, catalog/mail order companies, and virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer, and business-to-business).

  Many of these traditional forums are inefficient because:

  . their fragmented, regional nature makes it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions;

  .  they may offer a limited variety or breadth of goods;

  .  they often have high transaction costs; and

  . they are information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices for sales or purchases.

  The Internet offers the first opportunity to create a compelling global marketplace that overcomes the inefficiencies associated with traditional trading among individuals and small businesses. An Internet-based, centralized trading place offers the following benefits:

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

  . offers significant convenience, allowing trading at all hours and providing continuously updated information; and

  . fosters a sense of community through direct buyer and seller communication, thereby enabling interaction between individuals with mutual interests.
  In addition, the community orientation, facilitation of direct buyer to seller communication and efficient access to information on a buyer's or seller's trading history can help alleviate the risks of trading. As a result, a significant market opportunity exists for an Internet-based, centralized trading environment that applies the unique attributes of the Internet to facilitate personal trading.

The eBay Solution

  eBay pioneered personal trading of a wide range of goods over the Internet using an efficient and entertaining auction pricing format and has grown into the largest and most popular personal trading platform on the Internet. The core eBay service permits sellers to list items for sale, buyers to bid for and purchase items of interest and all eBay users to browse through listed items from any place in the world at any time. eBay offers buyers a large selection of new and used items that can be difficult and costly to find through traditional means. eBay also enables sellers to reach a larger number of buyers more cost-effectively than traditional trading forums.

  The eBay service was originally introduced in September 1995 to create an efficient forum for individuals to trade with one another. Since its beginning as a grassroots online trading community, eBay has primarily attracted buyers and sellers through word of mouth and by providing buyers and sellers a place to socialize, discuss topics of common interest and ultimately to trade goods with one another. The number of categories under which eBay users list goods for sale has grown from 10, when eBay was first introduced, to more than 3,000 as of December 31, 1999. The main categories on eBay currently include automobiles, antiques & art, books, movies, music, coins & stamps, collectibles, computers, dolls, dollhouses, jewelry, photo & electronics, pottery & glass, sports, toys, miscellaneous items ("everything else"), and premium arts and collectibles.

  The principal reasons for eBay's success are as follows:

  Largest Online Trading Forum. Unlike other commerce trading forums, eBay has aggregated a critical mass of buyers, sellers and items listed for sale. As a result, eBay has become the largest online personal trading forum. As of December 31, 1999, eBay had over 10 million registered users, offered more than 3,000 product categories and listed more than 3.0 million items for sale, many of which were unique or otherwise hard to find.

  Compelling Trading Environment. eBay has created a distinctive trading environment by utilizing an entertaining pricing format, establishing procedural rules and promoting community values that are designed to facilitate trade and communications between buyers and sellers. The trading environment's efficiency is illustrated by the limited need for eBay to intervene or play a significant role in the trading process. The auction pricing format creates a sense of urgency among buyers to bid for goods because of the uncertain future availability of unique items on the website. Similarly, by accepting multiple bids at increasing prices, the auction pricing format provides sellers a more efficient means of obtaining a maximum price for their products.

  Trust and Safety Programs. The Company has developed a number of programs designed to make users more comfortable with dealing with an unknown trading partner over the Web. The Company's Feedback Forum encourages every eBay user to provide comments and feedback on other eBay users with whom they interact and offers user profiles that provide feedback ratings and incorporate these comments. In addition, eBay's expanded SafeHarbor(TM) program provides guidelines for trading, helps provide information to resolve user disputes, responds to reports of misuse of the eBay service and, if necessary, warns or suspends users who violate the terms of the Company's user agreement. The Company's ongoing trust and safety initiatives, including user verification, credit card requirements for sellers, insurance, integrated escrow, authentication and new means to help keep previously suspended users from re-registering on eBay, are all intended to bolster eBay's reputation as a safe place to trade. The Company has also developed an extensive set of rules and guidelines designed to educate users and help implement eBay's policy of prohibiting the sale of illegal or pirated items.

  Cost-Effective, Convenient Trading. eBay allows its buyers and sellers to bypass traditionally expensive, regionally fragmented intermediaries and transact business on a seven-day-a-week basis. Because sellers bypass costly intermediaries, they have lower selling costs and an increased likelihood of finding buyers willing to pay the target price. Listing an item on eBay requires sellers to generally pay a nominal placement fee ranging from $0.25 to $2.00 and an additional success fee from 5% to 1.25% of the transaction value if the sale is concluded successfully. eBay charges different fees for certain categories of items, including autos and real estate. As a result, sellers can sell relatively inexpensive items which had previously been prohibitively expensive to list through most traditional trading forums. By allowing sellers to conveniently reach a broad range of buyers, eBay also addresses the time-consuming, logistical inconvenience of individual selling. Buyers have access to a broad selection of items and avoid the need to pay expensive markups or commissions to intermediaries. Buyers are not charged for trading on eBay. The critical mass of items listed on eBay provides a mutual benefit for buyers and sellers allowing both to effectively determine an appropriate price for an item.

  Strong Community Affinity. The Company believes that fostering direct interaction between buyers and sellers with similar interests has enabled it to create a loyal, active community of users. eBay has introduced a variety of features and services designed to strengthen this sense of community among eBay users. The Company facilitates communications between buyers and sellers by offering chat rooms, bulletin boards, threaded discussion boards, customer support assistance from eBay personnel or other eBay users and by providing "About Me" user pages. These community features encourage consumer loyalty and repeat usage.

  Intuitive User Experience. The eBay service is a fully automated, topically arranged, intuitive and easy-to-use online service that is available on a seven-day-a-week basis. Within minutes of completing a simple online form, a seller can list items for sale on the service, and buyers can submit bids for items quickly and easily. Buyers can easily search the millions of items listed by category or specific item. During the course of the transaction, bidders are notified by email of the status of their bids on a daily basis and are notified immediately if they are outbid. Sellers and successful bidders are automatically notified when an transaction is completed. To assist users further, the Company offers email customer support staffed on a seven-day-a-week basis.

eBay Strategy

  The Company's objective is to build upon its position as the world's leading online personal trading platform. The key elements of eBay's strategy are to:

  Expand the eBay Community and Strengthen the eBay Brand. The Company believes that building greater awareness of the eBay brand within and beyond the eBay community is critical to expanding its user base and to maintaining the vitality of the eBay community. Although the Company's early growth and much of its current growth is attributable to word of mouth, the Company has introduced aggressive marketing efforts to build its user base and its brand name. These include:

  .  advertising in targeted publications;

  . strategic advertising and sponsorship placements on high traffic websites;

  .  radio advertising campaigns; and

  .  active participation in other forums such as selected trade shows.

  These traditional and online media placements and word of mouth advertising give eBay frequent and high visibility media exposure both nationally and locally.

  Broaden the eBay Trading Platform. The Company has pursued a multi-pronged strategy for growing the eBay platform within existing product categories, across new product categories and through geographic expansion--both local and international. The Company targeted key product categories in its user programs and marketing activities. The Company has expanded and developed existing product categories by introducing category-specific bulletin boards and chat rooms, integrating category-specific content, advertising its service in targeted publications and participating in targeted trade shows. In addition, the Company broadened the range of products offered on its trading platform by seeking to attract new users from the general audience of Internet users and adding product categories, content, features and other services to meet this new user demand. The increasing number and importance of practical (as opposed to collectible) items on the site is illustrative of this broadened range. The Company has also broadened the range of products that it offers to facilitate trading on the site, including payment services, shipping services, authentication and escrow services. In addition, the Company intends to offer its community additional pricing formats such as fixed price sales.

  Key improvements implemented during 1999 include:

  . the acquisition of Kruse International, one of the largest land-based auctioneers of collectible cars in the world. This acquisition provided expertise in the automobile market and led to the launch of eBay's collectible and used car categories online;

  . the acquisition of Butterfield & Butterfield ("B&B"), the fourth largest auctioneer of fine arts and collectibles in the world. This acquisition permitted the launch of "eBay Great Collections," designed to showcase high quality items from auction houses and dealers around the world;

  . the launch of eBay Regional sites. In 1999, eBay launched 53 regional sites that address the 50 largest statistical metropolitan areas in the United States to encourage the sale of items that are too bulky or expensive to ship, items of a local interest and items that people prefer to view before purchasing; and

  . the launch of over 2,000 new categories that make it easier to find items in diverse categories.

  Foster eBay Community Affinity. The Company continues to enhance what is already the largest and one of the most loyal online trading communities on the Web. By instilling a vibrant eBay community experience, the Company seeks to maintain a critical mass of frequent buyers and sellers with a vested interest in the eBay community. The Company believes that new community tools, such as AboutMe personal pages and the recently introduced threaded message boards will continue to contribute to the community dynamic. The Company's recent trust and safety initiatives, including user verification, requirements for new sellers to have a credit card on file, insurance, integrated escrow, authentication and appraisal, are intended to bolster eBay's reputation as a safe place to trade. Consistent with its desire to foster community, the Company has organized a charitable fund, known as the eBay Foundation, and involves the members of the eBay community in determining to which charitable purposes the eBay Foundation's funds will be applied. See "-The eBay Service-Community Services."

  Enhance Features and Functionality. The Company intends to continually update and enhance the features and functionality of the eBay website in order to continue to improve the trading experience on eBay. In 1999, the Company added several new features and services to help buyers and sellers trade with greater ease. In January 1999, the Company introduced the "Gallery" and in September 1999, the ability to search while in the Gallery mode. The Gallery showcases items in a catalog of pictures rather than text. For sellers, the Company introduced "Mr. Lister 2.0", a software tool that permits automated listing of multiple items for sale on eBay. For buyers, the Company introduced "Personal Shopper", an automated tool that permits buyers to indicate items of interest that they are alerted to by email when those items are available for sale on eBay. In June 1999, the Company launched an improved user interface to make it easier to find information on the eBay site. The Company also launched its "eBay Anywhere" strategy to permit eBay users to access trading information through wireless devices such as Skytel 2-way pagers and the Palm VII personal data assistant. The Company intends to continue refining its features and services to permit easier, safer and more efficient trade on eBay. The Company will also continue to provide rapid system response and transaction processing time by investing in its infrastructure in order to accommodate additional users, content and items for sale.

  Generally, added features and functionality are deemed to be elements of the ongoing revision and maintenance of the eBay site. Hardware and software purchases and customization associated with revisions have been capitalized in accordance with company policy and are included in computer equipment and software. Due to the speed of change and continuous nature of site revision, internal expenses often are judged to have useful lives of less than one year, or have been more appropriately classified as maintenance related costs. As such, these costs are expensed as incurred.

  Expand Value-Added Services. In order to offer an end-to-end personal trading service, the Company intends to provide a variety of "pre-trade" and "post-trade" services to enhance the user experience and make trading easier. "Pre-trade" services make listing items for sale easier and include photo hosting, authentication and seller productivity software. "Post-trade" services make transactions easier and more comfortable to consummate, such as payment facilitation, insurance, escrow, shipping and postage. The company currently provides, or will provide, these services directly or through strategic partnerships with third parties.

  Key improvements implemented during 1999 include:

  . the acquisition and partial implementation of Billpoint, which enables person-to-person payment on the Internet. In February 2000, eBay announced a strategic relationship with Wells Fargo & Co.
     ("Wells Fargo") to jointly address the growing need for person to person payments on the Internet. As part of the relationship, Wells Fargo purchased a 35% equity interest in Billpoint from Billpoint. Wells Fargo also entered into a long-term payment processing and customer care contract with Billpoint;

  . a strategic relationship with E-Stamp to offering electronic postage to users of eBay; and

  . the acquisition of Blackthorne Software which offers the leading seller productivity software under the "Auction Assistant" brand.

  The company anticipates that future service offerings may include services to facilitate the uploading and hosting of photos of listed items, the shipment of products and expanding the Billpoint payment solution to more of the eBay community and the Internet community at large.

  Develop International Markets. The Company believes that the Internet provides a significant opportunity for the creation of a global trading market. The Company intends to take advantage of this opportunity by leveraging the eBay service and brand name internationally by developing eBay for selected international markets and actively marketing and promoting these services. The Company has introduced country-specific services for Canada, the United Kingdom, Australia, Germany and as of February 2000, Japan. The Company believes that its user base already includes users located in over 200 countries.

  The Company can choose from several strategies to enter new international markets including building a user community from scratch, acquiring a company already in the local trading market or partnering with strong local companies. The company has adopted each of these strategies where appropriate, including the following:

  . eBay's presence in the United Kingdom has been built with local management, grass roots and online marketing and local events;

  . the market in Germany was built primarily through the June 1999 acquisition of alando.de.ag, an existing German trading service;

  . the Company entered into a joint venture with a subsidiary of one of the largest media companies in Australia and New Zealand to penetrate that market; and

  . the Company announced in February 2000 that it had entered into a relationship with NEC to jointly address the market in Japan. As part of that agreement, NEC agreed to purchase a 30% equity interest in eBay Japan.

The eBay Service

  The eBay trading platform is a robust, Internet-based, centralized trading environment that facilitates buying and selling of a wide variety of items.

  Registration. While any visitor to eBay can browse through the eBay service and view the items listed for sale, in order to bid for an item or to list an item for sale, buyers and sellers must first register with eBay. Users register by completing a short online form and thereafter can immediately bid for an item or list an item for sale. Users in Canada, Germany, Japan (as of February
2000), Australia and the United Kingdom may instead register through a country-specific home page.

  Buying on eBay. Buyers typically enter eBay through its home page, which contains a listing of product categories that allows for easy exploration of current items for sale. Bidders can search for specific items by browsing through a list of items within a category or subcategory and then "clicking through" to a detailed description for a particular item. Bidders also can search specific categories, interest pages or the entire database of item listings using keywords to describe the types of products in which they are interested, and eBay's search engine will generate a list of relevant items with links to the detailed descriptions. Each item is assigned a unique identifier so that users can easily search for and track specific items. Users also can search for a particular bidder or seller by name in order to review his or her item for sale and feedback history as well as search for products by specific region or search in "Gallery" mode. Once a bidder has found an item of interest and registered with eBay, the bidder enters the maximum amount he or she is willing to pay at that time. In the event of competitive bids, the eBay service automatically increases bidding in increments based upon the then current highest bid for the item, up to the bidder's maximum price. As eBay encourages direct interaction between buyers and sellers, bidders wishing additional information about a listed item can access the seller's email address and contact the seller. The Company believes that this interaction between bidders and sellers leverages the personal, one-on-one nature of trading on the Web and is an important element of the eBay experience. Once each bid is made, eBay sends a confirmation to the bidder via email, an outbid notice to the next highest bidder and automatically updates the item's auction status. During the course of the sale, eBay notifies bidders immediately via email if they are outbid. Bidders are not charged for making bids or purchases through eBay. In addition, buyers can also specify items of interest on a service called "Personal Shopper" and receive automated email messages when particular items are available for sale on eBay.

  Selling on eBay. Sellers registered with eBay can list a product for sale by completing a short online form or using "Mr. Lister," "Auction Assistant" or third party tools that facilitates the listing of multiple items. The seller selects a minimum price for opening bids for the item and chooses whether the sale will last three, five, seven or ten days. Additionally, a seller may select a reserve price for an item, which is the minimum price at which the seller is willing to sell the item and is typically higher than the minimum price set for the opening bid. The reserve price is not disclosed to bidders. A seller can elect to sell items in individual item listings or, if he or she has multiple identical items, can elect to hold a "Dutch Auction." For example, an individual wishing to sell 10 identical watches could hold 10 individual auctions or hold a Dutch Auction in which the 10 highest bidders would each receive a watch at the same price and all lower bids would be rejected. To be eligible to hold a Dutch auction, a seller must have a sufficiently high feedback rating and must have been a registered seller for at least 60 days. A seller may also specify that an auction will be a private auction. With this format, bidders' e-mail addresses are not disclosed on the item screen or bidding history screen.

  Sellers generally pay a nominal placement fee to list items for sale--$0.25 for an item listing with a minimum starting price of less than $10.00, $0.50 for a minimum starting price of $10.00 to $24.99, $1.00 for a minimum starting price of $25.00 to $49.99 and $2.00 for a minimum starting price of $50.00 or more. By paying an additional $1.00, sellers can choose to have a reserve selling price below which they are not obligated to sell the item. By paying incremental placement fees, sellers can have items featured in various ways. A seller can highlight his or her item for sale by utilizing a bold font for the item heading for an additional fee of $2.00. A seller with a favorable feedback rating can have his or her auction featured as a "Featured Auction" for $99.95, which allows the seller's item to be rotated on the eBay home page, or as a "Category Featured Auction" for $14.95, which allows his or her item to be featured within a particular eBay category. A seller can choose to place a seasonal icon (such as a shamrock in connection with St. Patrick's Day) next to his or her listing for $1.00. A seller can also include a description of the product with links to the seller's website. In addition, a seller can include a photograph in the item's description if the seller posts the photograph on a website and provides eBay with the appropriate Web address. Items may be showcased in the Gallery section with a catalog of pictures rather than text. A seller who uses a photograph in his or her listing can have this photograph included in the Gallery section for $0.25 or featured in the Gallery section for $19.95. The Gallery feature is available in all categories of eBay. Certain categories of items, including real estate, automobiles and "Great Collections" have different pricing. All pricing is subject to change.

  How Transactions are Completed. When an auction ends, the eBay system validates if a bid exceeded the minimum price, and the reserve price if one has been set. If the sale was successful, eBay automatically notifies the buyer and seller via email and the buyer and seller can then consummate the transaction independent of eBay. At the time of the email notification, eBay generally charges the seller a success fee equal to 5% of the first $25 of the purchase price, 2.5% of that portion of the purchase price from $25.01 to $1,000, and 1.25% of that portion of the purchase price over $1,000. At no point during the process does the Company take possession of either the item being sold or the buyer's payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping. A seller can view a buyer's feedback rating and then determine the manner of payment, such as personal check, cashier's check or credit card, and also whether to ship the item before or after the payment is received. Under the terms of the Company's user agreement, if a seller receives one or more bids above the stated minimum or reserve price, whichever is higher, the seller is obligated to complete a transaction, although the Company has no power to force the seller or buyer to complete the transaction other than to suspend them from using the eBay service. In the event the buyer and seller are unable to complete the transaction and the seller notifies eBay, eBay credits the seller the amount of the success fee. When items that have a reserve price sell, sellers are credited the $1.00 reserve fee. Invoices for placement fees, additional listing fees and success fees are sent via email to sellers on a monthly basis. All new sellers are required to have a credit card account on file with eBay. Sellers who pay by credit card are charged shortly after the invoice is sent.

  Feedback Forum. eBay pioneered a feature to facilitate the establishment of reputations within its community by encouraging individuals to record comments about their trading partners on each transaction. Every registered eBay user has a feedback profile containing compliments, criticisms and other comments by users who have conducted business or interacted with the person. A recent enhancement to the Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for them to match up transaction numbers with the user names of their trading partners. This information is recorded in a feedback profile that includes a feedback rating for the person and indicates comments from other eBay users who have interacted with that person over the past seven days, the past month, the past six months and beyond. A user who has developed positive reputations over time will have a color coded star symbol displayed next to his or her user name to indicate the amount of positive feedback received by the user. eBay users may review a person's feedback profile to check on the person's reputation within the eBay community before deciding to bid on an item listed by that person or in determining how to complete the payment for and delivery of the item.

  The terms of the Company's user agreement prohibit actions that would undermine the integrity of the Feedback Forum, such as a person's leaving positive feedback about himself or herself through other accounts or leaving multiple negative feedback for others through other accounts. The Feedback Forum system has several automated features designed to detect and prevent some forms of abuse. For example, feedback posting from the same account, positive or negative, cannot affect a user's net feedback rating (i.e., the number of positive postings, less the number of negative postings) by more than one point, no matter how many comments an individual makes. Furthermore, a user can only give feedback to his or her trading partners in completed transactions. Users who receive a sufficiently negative net feedback rating have their registrations suspended and are unable to bid on or list items for sale. The Company believes its Feedback Forum is extremely useful in overcoming initial user hesitancy when trading over the Internet, as it reduces the anonymity and uncertainty of dealing with an unknown trading partner. See "Risk Factors--We are subject to risks associated with information disseminated through our service."

  Trust and Safety Initiatives. The Company developed a number of programs designed to make users more comfortable with dealing with an unknown trading partner over the Web. In addition to the Feedback Forum, the Company offers the SafeHarbor(TM) program, which provides guidelines for trading, helps provide information to resolve user disputes and responds to reports of misuses of the eBay service. The Company's SafeHarbor(TM) staff of 182 persons, including regular employees and contractors, investigates users' complaints of possible misuse of eBay and take appropriate action, including issuing warnings to users or suspending users from bidding on or listing items for sale. Some of the complaints the SafeHarbor(TM) staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting illegal items for sale. The SafeHarbor(TM) group is organized into three areas; investigations, community watch and fraud prevention. The investigations group investigates reported trading infractions and misuse of eBay. The fraud prevention department provides information to assist users with disputes over the quality of the goods sold or potentially fraudulent transactions and, upon receipt of an officially filed, written claim of fraud from a user, will generally suspend the offending user from eBay. The community watch department investigates the listing of illegal, infringing or inappropriate items on the eBay site and violations of certain eBay policies. Upon receipt of a written claim of intellectual property infringement by the owner of the intellectual property, the Company will remove the offending item from eBay. Users who repeatedly infringe intellectual property rights are suspended. In addition, the Company has increased the number of personnel reviewing potentially illegal items. The Company's trust and safety initiatives, including user identity verification, insurance, integrated escrow and authentication, are intended to bolster eBay's reputation as a safe place to trade. See "Risk Factors--Our business may be harmed by fraudulent activities on our website." eBay has also recently partnered with Infoglide, a leading provider of similarity search technology, to help keep previously suspended users from re-registering on eBay. The Company has introduced a requirement that new sellers must provide a credit card or pass an identity verification check before being allowed to sell. The identify verification process is performed by Equifax.

  What Can Be Purchased or Sold on eBay. The eBay service has grown from offering 10 product categories when it was first introduced in September 1995 to offering more than 3,000 categories as of December 31, 1999. As the number of product categories has grown, the Company periodically organizes the categories under different headings to reflect the major types of items currently listed. As of February 2000, these product categories were organized under the following headings:

       Automobiles           Great Collections (Premium items)
       Antiques & Art        Jewelry, Gemstones
       Books, Movies, Music  Photo & Electronics
       Coins & Stamps        Pottery & Glass
       Collectibles          Sports
       Computers             Toys & Beanie Babies
       Dolls, Dollhouses     Everything Else

  Each category has numerous subcategories. As of December 31, 1999, eBay offered a selection of over 3 million items, with the most popular items sold on eBay being those that are relatively standardized, well-represented with a photo (and therefore can be evaluated to some degree without a physical inspection), small and easily shippable, and relatively inexpensive. As the eBay community grows and additional items are listed, the Company will continue to organize items for sale under additional categories to respond to the needs of the eBay community.

  Community Services. Beyond providing a convenient means of trading, eBay has devoted substantial resources to building an online trading community, which the Company believes is one of the strongest on the Web. Key components of the Company's community philosophy are maintaining an honest and open marketplace and treating individual users with respect. The Company offers a variety of community and support features that are designed to solidify the growth of the eBay community and to build eBay user affinity and loyalty. eBay facilitates communication between buyers and sellers by offering:

  .  category-specific chat rooms;

  .  the eBay Cafe, a chat room for the entire eBay community;

  .  a bulletin board devoted to user feedback on new features;

  . an announcements section that covers new features on eBay or other eBay news;

  .  customer support boards; and

  . ""items wanted" listings where users can post notices seeking specific items.

  eBay also offers My eBay, which permits users to receive a report of their recent activity on eBay, including bidding activity, selling activity, account balances, favorite categories and recent feedback. Users with their own Web pages also can post link buttons from the user's page to eBay and to a list of items the user is selling on eBay. The Company recently introduced About Me, which offers users the opportunity to create their own personal home page free of charge on eBay using step-by-step instructions provided by the Company. The About Me home page can include personal information, items listed for sale, eBay feedback ratings, images and links to other favorite sites.

  In addition, in June 1998, the Company donated 321,750 shares of Common Stock to the Community Foundation Silicon Valley, a tax-exempt donor-advised public charity, and established a fund known as the "eBay Foundation." Through the Community Foundation Silicon Valley, the eBay Foundation sponsors programs including a recent program in which teachers travel abroad and share their experiences with their students. The Company solicits user suggestions for worthwhile charities through the eBay website.

  Customer Support. The Company devotes significant resources to providing personalized, timely customer service and support. eBay offers customer support on a seven-day-a-week basis. Most customer support inquiries are handled via email, with customer email inquiries typically being answered within 24 hours after submission.

In 1999, the Company partnered with Customer Cast, an online customer satisfaction survey company, to enable eBay to understand and improve on how well it was serving its customers. Overall customer satisfaction for the Company's core support email services has improved significantly since launching the survey in July 1999. The Company offers an online tutorial for new eBay users. In June 1999, the Company opened a new customer support center in Salt Lake City, Utah. The center has grown rapidly and, by the end of 1999, was handling the majority of customer support email. In addition, the Company offers the SafeHarbor(TM) program and has recently introduced or is developing a number of trust and safety initiatives. See "--Trust and Safety Initiatives" above.

Marketing

  eBay's marketing strategy is to promote its brand and attract buyers and sellers to the eBay service. To attract users to its website, eBay historically has relied primarily on word of mouth and, to a lesser extent, on distribution or sponsorship relationships with high traffic websites. Today, the Company employs a variety of methods to promote its brand and attract potential buyers and sellers. Currently, eBay uses strategic purchases of online advertising to place advertisements in areas in which the Company believes it can reach its target audience. The Company also engages in a number of marketing activities in traditional media such as advertising; print media and at trade shows and other events. eBay also advertises in a number of targeted publications. The Company continues to benefit from frequent and high visibility media exposure both nationally and locally. While the Company does not expect the frequency or quality of this type of publicity to continue, the Company does promote public relations through initiatives such as online eBay/special event tie-ins and executive speaking engagements. In March 1999, the Company expanded the scope of its preexisting strategic relationship with AOL. Under the amended agreement, eBay was given a prominent presence featuring it as the preferred provider of personal trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. eBay will pay $75 million over the four-year term of the contract. eBay has developed a co-branded version of its service for each AOL property which prominently features each party's brand. AOL is entitled to all advertising revenue from the co-branded sites. Subsequent to year-end, eBay entered into marketing agreements with Autotrader.com and GO.com

Operations and Technology

  eBay has a scalable user interface and transaction processing system that is based on internally-developed proprietary software. The eBay system facilitates the sale process, including notifying users via email when they initially register for the service, when they place a successful bid, are outbid, place an item for sale, and when an auction ends. Furthermore, the system sends daily status updates to any active sellers and bidders regarding the state of their current auctions. The system maintains user registration information, billing accounts, current auctions and historical listings. All information is regularly archived. Complete listings of all items for sale are generated regularly. The system regularly updates a text-based search engine with the titles and descriptions of new items, as well as pricing and bidding updates for active items. Every time an item is listed on the service, a listing enhancement option is selected by a seller, or an auction closes with a bid in excess of the seller-specified minimum bid, the system makes an entry into the seller's billing account. The system sends electronic invoices to all sellers via email on a monthly basis. For convenience, sellers may place a credit card account number on file with eBay, and their account balance is billed directly. Sellers that are new to the eBay service are now required to place a credit card account number on file. In addition to these features, the eBay service also supports a number of community bulletin board and chat areas where users and eBay customer support personnel can interact.

  The Company's system has been designed around industry standard architectures and has been designed to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides seven-day-a-week availability, subject to a maintenance period for a few hours during one night per week. eBay's system hardware is hosted at the Exodus and Abovenet facilities in Santa Clara, California, which provide redundant communications lines and emergency power backup. The Company's system consists of Sun database servers running Oracle relational database management systems and a suite of Pentium-based Internet servers running the Windows NT operating system. The Company uses Resonate Inc.'s load balancing systems and its own redundant servers to provide for fault tolerance. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. These outages have stemmed from a variety of causes, including third-party hardware and software problems and human error. The volume of traffic on the Company's website and the number of items being listed by users has been increasing continually and exponentially, requiring the Company to expand and upgrade its technology, transaction processing systems and network infrastructure and add new engineering personnel. The process of upgrading and expansion is part of the routine maintenance and revision of the site. Hardware and software changes associated with the continuous revision have been capitalized in accordance with company policy and are included in computer equipment and software. Due to the speed of change and continuous nature of site revision, internal expenses often are judged to have useful lives of less than one year, or have been more appropriately classified as maintenance related costs. As such, these costs are expensed as incurred. The Company may be unable to accurately project the rate or timing of increases, if any, in the use of the eBay service or expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner. Any failure to expand or upgrade its systems at least as fast as the growth in demand for capacity could cause the website to become unstable and possibly cease to operate for periods of time. Unscheduled downtime could harm the Company's business.

  The Company uses internally developed systems to operate its service and for transaction processing, including billing and collections processing. The Company must continually improve these systems to accommodate the level of use of its website. In addition, the Company may add new features and functionality to its services that would result in the need to develop or license additional technologies. The Company's inability to add additional software and hardware or to upgrade its technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience on its service and delays in reporting accurate financial information. The Company's failure to provide new features or functionality also could result in these consequences. The Company may be unable to effectively upgrade and expand its systems in a timely manner or integrate smoothly any newly developed or purchased technologies with its existing systems. These difficulties could harm or limit its ability to expand its business. See "Risk Factors--The inability to expand our systems may limit our growth" and "--System failures could harm our business."

  The Company incurred $831,000, $4.6 million and $23.8 million in product development expenses in 1997, 1998 and 1999, respectively. The Company anticipates that it will continue to devote significant resources to product development in the future as it adds new features and functionality to the eBay service. The Company capitalizes hardware and software associated with added features or functionality in accordance with company policy and includes such amounts in computer equipment and software. Internal expenses are often judged to have useful lives of less than one year, or have been more appropriately classified as maintenance related costs. As such, these costs are expensed as incurred. The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, adapt its services evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to these changes would harm the Company's business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt the Company's services or infrastructure. See "Risk Factors--Our failure to manage growth could harm us;" "--We must keep pace with rapid technological change to remain competitive" and "--We need to develop new services, features and functions in order to expand."

Competition

  Online personal trading is a new, rapidly evolving and intensely competitive area. The Company expects competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. Depending on the category of product, eBay currently or potentially competes with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. Broad-based competitors include the vast majority of traditional department and general merchandise stores as well as emerging online retailers. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Montgomery Ward, Costco, Sam's Club as well as Amazon.com, Buy.com, AOL.com, Yahoo! shopping and MSN.

In addition, eBay faces competition from specialty retailers and exchanges in each of its categories of products. For example:

  Antiques: Christies, eHammer, Sotheby's / Sothebys.com, Sothebys.amazon.com

  Coins & Stamps: Collectors Universe, Heritage, Numismatists Online, US Mint

  Collectibles: Franklin Mint

  Musical Instruments: Guitar Center, Harmony-Central.com, MARRS,
  MusicHotBid.com

  Sports Memorabilia: Beckett's, Collectors Universe

  Toys, Bean Bag Plush: Amazon.com, eToys.com, KB Toys, Toys.com, Toys R Us

  Premium Collectibles: Christies, DuPont Registry, Gavelnet, Greg Manning Auctions, iCollector, Lycos / Skinner Auctions, Millionaire.com, Phillips
  (LVMH), Sotheby's, Sothebys.amazon.com

  Automotive (used cars): Auction Auto.com, Autobytel.com, AutoMallUSA, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarOrder.com, CarPoint, CarScene.com, eClassics.com, Edmunds, GreenLight.com, Hemmings, Newspaper classifieds, Used car dealers

  Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, BigStar, Blockbuster, BMG Columbia House, CDNow, Cductive.com, DVD Express, Half.com, Reel.com, Spinner.com, Wherehouse, Alibris.com, Bookfinders.com

  Clothing: Bluefly.com, Boo.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Lucy.com, Macys, The Men's Wearhouse, Ross, 3Dshopping.com

  Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Egghead, Fry's Electronics, Gateway, The Good Guys, IBM, MicroWarehouse, The Sharper Image, Shopping.com, ValueAmerica.com

  Home & Garden: IKEA, Crate & Barrel, Furniture.com, Homepoint.com, Home Depot, Living.com, Garden.com, Pottery Barn, Ethan Allen, Frontgate

  Jewelry: Ashford.com, Mondera.com

  Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, golftrader.com, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority

  Tools / Equipment / Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH

  Business-to-Business: Ariba, BidFreight.com, BizBuyer.com, bLiquid.com, CloseOutNow.com, CommerceBid.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, iMark, Oracle, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, TradeOut.com, UnionStreet.com, Ventro, VerticalNet

Additionally, the Company faces competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network (a auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales.

  The principal competitive factors in the Company's market include the following:

  . ability to attract buyers

  . volume of transactions and selection of goods;

  . community cohesion and interaction;

  . system reliability;

  . customer service;

  . reliability of delivery and payment by users;

  . brand recognition;

  . website convenience and accessibility;

  . level of service fees; and

  . quality of search tools.

  Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than eBay does. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies. As a result, some of the Company's competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than the Company is able to do. Increased competition may result in reduced operating margins, loss of market share and diminished value of the eBay brand. Some of the Company's competitors have offered services for free and others may do this as well. The Company may be unable to compete successfully against current and future competitors.

  In order to respond to changes in the competitive environment, the Company may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm the business. For example, the Company implemented an insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. New technologies may increase the competitive pressures by enabling the Company's competitors to offer a lower cost service. Some Web-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with the Company.

  Although the Company has established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms. Even if these arrangements are renewed, they may not result in increased usage of the eBay service. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge eBay substantial fees for inclusion.

  The land-based auction business is intensely competitive. B&B competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of B&B's business, its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet based auctions may harm the land-based auction business. Although Billpoint's business is new, several new companies are beginning to enter this market and large companies, including banks and credit card companies, may become competitors.

Issues Related to the Listing or Sale by Users of Unlawful Items

  The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. The Company is aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on its service. The Company may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of its service, and the Company may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through its service. In order to reduce exposure to this liability, the Company has prohibited the listing of certain items and increased the number of personnel reviewing questionable items. The Company may in the future implement other protective measures that could require spending substantial resources or may reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm the Company's business. In addition, the Company has received significant and continuing media attention relating to the listing or sale of unlawful goods on the Company's website. This negative publicity could damage the Company's reputation and diminish the value of its brand name. It also could make users reluctant to continue to use the Company's services.

Fraudulent Activities on the eBay Website

  The Company's future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. The Company has received in the past, and anticipates that it will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. While the Company can suspend the accounts of users who fail to fulfill their delivery obligations to other users, it does not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited insurance program. Other than through this program, the Company does not compensate users who believe they have been defrauded by other users. The Company also periodically receives complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage the Company's reputation and diminish the value of the Company's brand name. The Company expects to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against the Company if reimbursement is not made. This sort of litigation could be costly for the Company, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm the Company's business. See "Risk Factors--Our business may be harmed by fraudulent activities on our website."

Government Inquiries

  On January 29, 1999, the Company received requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with its website. The Company has been informed that the inquiry includes an examination of the Company's practices with respect to these transactions. The Company has provided further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter.

  On March 24, 2000, B&B received a grand jury subpoena from the antitrust division of the Department of Justice requesting documents relating to, among other things, changes in B&B's seller's commissions and buyer's premiums and discussions, agreements or understandings with other auction houses, in each case since 1992. The Company believes this request may be related to a publicly reported criminal investigation of auction houses for price fixing.

  Should these or any other investigations lead to civil or criminal charges against the Company, eBay would likely be harmed by negative publicity, the costs of litigation and the diversion of management time and other negative effects even if the Company ultimately prevails. The Company's business would certainly suffer if the Company were not to prevail in any action like this. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

  A large number of transactions occur on the eBay website. As a result, the Company believes that government regulators have received a substantial number of consumer complaints about the eBay website which, while small as a percentage of its total transactions, are large in aggregate numbers. As a result, the Company has from time to time been contacted by various federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps the Company takes to protect its users from fraud. For example, the City of New York--Department of Consumer Affairs received complaints from users about transactions on the eBay website. In investigating these complaints, the Department of Consumer Affairs requested information about the Company and these transactions. The Company has provided the requested information. The Company is likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against the Company. The Company has responded to all inquiries from regulatory agencies by describing its current and planned antifraud efforts. If one or more of these agencies is not satisfied with the Company's response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm the Company's business.

  The Company has recently provided information to the antitrust division of the Department of Justice in connection with an inquiry into the Company's conduct with respect to "auction aggregators" including the Company's licensing program and its lawsuit against Bidder's Edge. Should the antitrust division decide to take action against the Company, the Company would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties the Company might suffer if the Company ultimately were not to prevail. See "Risk Factors-- Government inquiries may lead to charges or penalties."

Privacy Policy

  The Company believes that issues relating to privacy and the use of personal information relating to Internet users are becoming increasingly important as the Internet and its commercial use grow. The Company has adopted a detailed privacy policy that outlines how eBay uses information concerning its users and the extent to which other registered eBay users may have access to this information. Users must acknowledge and agree to this policy when registering for the eBay service. The Company does not sell or rent any personally identifiable information about its users to any third party; however, the Company does disclose information to sellers and winning bidders that contains the seller's and winning bidder's name, email address and telephone number. The Company also discloses certain personally identifiable information to its subsidiaries and business partners in connection with the provision of services by these entities. The Company also will disclose customer information in its possession (other than credit card information) to a law enforcement agency or member of the Legal Buddy Program that requests this information in connection with a civil, criminal or regulatory investigation. The Company also uses information about its users for internal purposes in order to improve marketing and promotional efforts, to analyze website usage statistically, and to improve content, product offerings and website layout. eBay is a member of the TRUSTe program, a non-profit independent organization that audits websites' privacy statements and audits their adherence thereto.

New and Existing Regulation of the Internet

  The Company is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where the Company's headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No definitive legal determination has been made with respect to the applicability of the California regulations to the Company's business to date and little precedent exists in this area. Several states are considering imposing these regulations upon the Company or its users, which could harm the business. In addition, as the nature of the products listed by the Company's users change, eBay may become subject to new regulatory restrictions.

  Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently settled proceedings regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way the Company does business or could create uncertainty in the marketplace. This could reduce demand for the Company's services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm the business. In addition, because the Company's services are accessible worldwide, and facilitate sales of goods to users worldwide, foreign jurisdictions may claim that the Company is required to comply with their laws. As the Company expands its international activities, it will become obligated to comply with the laws of the countries in which the Company operates. Compliance may be more costly or may require the Company to change its business practices or restrict service offerings relative to those in the United States. The Company's failure to comply with foreign laws could subject the Company to penalties ranging from fines to bans on its services.

Item 2: Properties

  On March 1, 2000, the Company entered into a five-year lease for general office facilities located in San Jose, California. Payment under this lease, which commenced during 2000, are based on the London Interbank Offering Rate ("LIBOR") plus 0.394% applied to the $126.4 million cost of the facility funded by the lessor. The Company has an option to renew the lease for up to two five-year extensions subject to specific conditions. Under the terms of the lease agreement, the Company was required to place $126.4 million of cash and investment securities as collateral for the term of the lease. The cash and investment securities are restricted as to their withdrawal from the third party trustee.

  The Online segment leases 72,000 square feet in Utah that is primarily used as a customer call center. Office space for the Online segment's international subsidiaries is leased in Australia, England, Germany, Japan and Switzerland.

  The Offline segment owns facilities in California and Indiana with an aggregate of approximately 750,000 square feet. Of the 750,000 square feet, the Company is a majority interest holder in 343,000 total square feet of office space and the sole owner of the remaining balance.

  The Company believes that its existing facilities are adequate to meet its needs for the immediate future and future growth can be accommodated by leasing additional or alternative space.

Item 3: Legal Proceedings

  On March 23, 1999, the Company was sued by Network Engineering Software, Inc. ("NES") in the U.S. District Court for the Northern District of California for its alleged willful and deliberate violation of a patent. The suit sought unspecified monetary damages as well as an injunction against the Company's operations. It also sought treble damages and attorneys' fees and costs. The Company has entered into a settlement agreement and license with NES, and this suit has been dismissed with prejudice.

  On September 1, 1999, the Company was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that the Company violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by the Company's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. Discovery has commenced. The Company believes it has meritorious defenses to this lawsuit and intends to defend itself vigorously. However, even if successful, this defense could be costly and, if the Company were to lose this lawsuit, its business could be harmed.

  On December 10, 1999, the Company sued Bidder's Edge, Inc. in the United States District court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against the Company alleging that the Company has violated the antitrust laws by monopolizing or attempting to monopolize a market, the Company is competing unfairly, and that the Company interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Expedited discovery in this case has commenced. The Company intends to prosecute its claims and defend itself against Bidder's Edge counterclaims vigorously. However, this lawsuit could be costly and the business could be harmed if the Company were to lose.

  From time to time, the Company is involved in disputes which arise in the ordinary course of business. The Company believes that the ultimate resolution of these disputes will not have a material adverse impact on its financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

  There were no submissions of matters to a vote of security holders during the fourth quarter ended December 31, 1999.

                                    PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

  eBay's Common Stock has been traded on The Nasdaq Stock Market(SM) under the symbol "EBAY" since September 24, 1998. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated and are as reported on The Nasdaq Stock Market(SM):

                                                                 High     Low
                                                                ------- -------
     Year Ended December 31, 1998
       Third Quarter (from September 24, 1998)................. $ 18.08 $ 13.71
       Fourth Quarter..........................................  103.75    8.42
     Year Ended December 31, 1999
       First Quarter...........................................  177.38   55.33
       Second Quarter..........................................  234.00  126.69
       Third Quarter...........................................  161.00   70.28
       Fourth Quarter..........................................  186.00  124.50

  As of March 1, 2000 there were approximately 1,150 stockholders of record of the Company's Common Stock, although the Company believes that there is a significantly larger number of beneficial owners of its Common Stock.

Dividend Policy

  The Company has never paid cash dividends on its stock, and anticipates that it will continue to retain any future earnings to finance the growth of its business.

Item 6: Selected Consolidated Financial Data

  The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of income data for the years ended December 31, 1996, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998 and 1999, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company.

                                               Year Ended December 31,
                                           -----------------------------------
                                           1996(1)   1997     1998      1999
                                           -------  -------  -------  --------
                                           (in thousands, except per share
                                                        data)
Consolidated Statement of Income Data:
Net revenues.............................  $32,051  $41,370  $86,129  $224,724
Cost of net revenues.....................    6,803    8,404   16,094    57,588
                                           -------  -------  -------  --------
    Gross profit.........................   25,248   32,966   70,035   167,136
                                           -------  -------  -------  --------
Operating expenses:
  Sales and marketing....................   13,139   15,618   35,976    95,956
  Product development....................       28      831    4,640    23,785
  General and administrative.............    5,661    6,534   15,849    43,055
  Amortization of acquired intangibles...      --       --       805     1,145
  Merger related costs...................      --       --       --      4,359
                                           -------  -------  -------  --------
    Total operating expenses.............   18,828   22,983   57,270   168,300
                                           -------  -------  -------  --------
Income/(loss) from operations............    6,420    9,983   12,765    (1,164)
Interest and other income/(expense),
 net.....................................   (2,607)  (1,951)    (703)   21,377
                                           -------  -------  -------  --------
Income before income taxes...............    3,813    8,032   12,062    20,213
Provision for income taxes...............     (475)    (971)  (4,789)   (9,385)
                                           -------  -------  -------  --------
Net income...............................  $ 3,338  $ 7,061  $ 7,273  $ 10,828
                                           =======  =======  =======  ========
Net income per share(2):
  Basic..................................  $  0.39  $  0.29  $  0.14  $   0.10
                                           =======  =======  =======  ========
  Diluted................................  $  0.07  $  0.08  $  0.06  $   0.08
                                           =======  =======  =======  ========
Weighted average shares:
  Basic..................................    8,490   24,428   52,064   108,235
                                           =======  =======  =======  ========
  Diluted................................   45,060   84,775  116,759   135,910
                                           =======  =======  =======  ========
Supplemental Operating Data:
Number of registered users at end of
 period..................................       41      341    2,181    10,006
Gross merchandise sales, in millions(3)..  $     7  $    95  $   745  $  2,805
Number of items listed...................      289    4,394   33,668   129,560

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                                                               (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents.................................... $ 37,285 $219,679
Short-term investments.......................................   40,401  181,086
Working capital..............................................   72,934  371,009
Total assets.................................................  149,536  963,942
Debt and leases, long-term portion...........................   18,361   15,018
Total stockholders' equity...................................  100,538  852,467

--------
(1) Includes the results of operations for the Company's predecessor sole proprietorship from September 1995 to December 1995. The sole proprietorship had no revenues and insignificant expenses prior to January 1, 1996.

(2) See Note 2 of Notes to Consolidated Financial Statements for a description of the method used to compute basic and diluted net income per share, respectively.

(3) Represents the aggregate sales prices of all goods for which an auction was successfully concluded (i.e., there was at least one bid above the seller's specified minimum price or reserve price, whichever is higher).

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  eBay pioneered online personal trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining format to buy and sell almost anything. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available seven-days-a-week. The Company has extended its online offerings to include regional and international trading, autos, "premium" priced items and has acquired Billpoint, a provider of online billing and payment solutions. During 1999 eBay also expanded into the traditional auction business with its acquisitions of Butterfield & Butterfield and Kruse International.

  Substantially all of the Company's revenues come from fees and commissions associated with online and offline trading services. Online revenue is derived from placement and success fees paid by sellers as eBay does not charge fees to buyers. Sellers pay a nominal placement fee and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. To date, online advertising on the eBay website and online payment solutions provided by Billpoint have not made significant contributions to net revenues although the Company expects both of these sources of revenue to increase in the future. Offline revenue is derived from a variety of sources including sellers' commissions, buyers' premiums, bidder registration fees, and auction related services including appraisal and authentication. eBay expects that the online business, including the Billpoint service, will continue to drive the majority of revenue growth in the foreseeable future.

Acquisitions

 Butterfield & Butterfield

  On May 28, 1999, eBay acquired Butterfield & Butterfield Auctioneers Corporation, a Delaware corporation and all affiliated entities under common control including: Butterfield Credit Corporation Inc., 111 Potrero Partners, LLC and HBJ Partners, LLC (collectively "B&B" or the "B&B Companies"). The aggregate consideration exchanged for the merger was 1,327,370 shares of eBay common stock. The merger has been accounted for as a pooling of interests. In April 1999, B&B withdrew its registration statement for its initial public offering. Accordingly, in the second quarter of 1999, the Company recorded a charge of approximately $2.6 million related to the costs of the withdrawn offering. Such amounts are included in merger related costs on the consolidated statement of income.

 Kruse International

  On May 18, 1999, eBay acquired Kruse, Inc. (d/b/a Kruse International) and all affiliated entities under common control including; Auburn Cordage, Inc., ACD Auto Sales, Inc., Reppert School of Auctioneering, Inc. and Classic Advertising & Promotions, Inc., each an Indiana corporation (collectively, "Kruse" or the "Kruse Companies"). Kruse International was founded in 1971 and operated as a sole proprietorship until it was incorporated in the state of Indiana in August 1986. The Kruse Companies conduct auctions, perform appraisal services and auctioneering training for classic car auctions in various locations in the United States and internationally. The aggregate consideration exchanged for the merger was 787,312 shares of eBay common stock for all shares of capital stock of the Kruse Companies. The merger has been accounted for as a pooling of interests.

 Billpoint

  On May 25, 1999, eBay acquired Billpoint, Inc. ("Billpoint"). Billpoint has developed a centralized, turnkey authorization, billing and payment fulfillment solution that permits individuals and small merchants to accept credit cards as payment for Internet-based sales transactions. Billpoint's service is now being made available to the Company's users, providing the ability to accept credit cards for payment. In connection with the merger, eBay issued a total of 524,132 shares of eBay common stock to the existing shareholders of Billpoint as consideration for all shares of capital stock of Billpoint, all options, and warrants to purchase shares of common stock of Billpoint outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase shares of eBay common stock. The merger has been accounted for as a pooling of interests.

 alando

  On June 15, 1999, eBay acquired alando.de.ag. ("alando"). alando was Germany's leading online personal trading platform. The aggregate consideration exchanged for the merger was 316,000 shares of eBay common stock. The merger has been accounted for as a pooling of interests.

  The following table sets forth, for the periods presented, certain data from eBay's consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                       Year Ended
                                      December 31,
                                    ---------------------
                                    1997    1998    1999
                                    -----   -----   -----
      Net revenues................  100.0 % 100.0 % 100.0 %
      Cost of net revenues........   20.3    18.7    25.6
                                    -----   -----   -----
          Gross profit............   79.7    81.3    74.4
                                    -----   -----   -----
      Operating expenses:
        Sales and marketing.......   37.8    41.8    42.7
        Product development.......    2.0     5.4    10.6
        General and
         administrative...........   15.8    18.4    19.2
        Amortization of acquired
         intangibles..............    --      0.9     0.5
        Merger related costs......    --      --      1.9
                                    -----   -----   -----
          Total operating
           expenses...............   55.6    66.5    74.9
                                    -----   -----   -----
      Income/(loss) from
       operations.................   24.1    14.8    (0.5)
      Interest and other
       income/(expense), net......   (4.8)   (0.8)    9.5
                                    -----   -----   -----
      Income before income taxes..   19.3    14.0     9.0
      Provision for income taxes..   (2.2)   (5.6)   (4.2)
                                    -----   -----   -----
      Net income..................   17.1 %   8.4 %   4.8 %
                                    =====   =====   =====

  It is difficult for the Company to forecast its revenues or earnings accurately and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, the Company has begun to recognize the seasonal nature of its business. In particular, the Company has noted stronger sequential quarterly online revenue growth between the fourth quarter and the first quarter, and a lower, relatively level growth rate throughout the remainder of the year. Within offline auction operations, B&B typically experiences its strongest revenue growth in the second and fourth quarters, while Kruse International experiences its strongest revenue growth in the third quarter.

  Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. In general, the Company expects costs to increase in absolute dollars across all income statement categories. As more users come to the site for practical and one-time items like computers and automobiles, the Company expects that the number of transactions per registered user will continue to decline. Further, the Company expects its gross margin to remain at levels lower than those experienced historically due primarily to the effects of depreciation from recently purchased and expected future purchases of site equipment and software, increases in site operations personnel and consulting costs, and growth within the customer support organization.

  Although the operations and results of both B&B and Kruse show seasonal trends in net revenues and expenses, annual results of operations are relatively stable when compared to the online business. These trends may not be indicative of future results as the Company leverages the acquired companies' expertise and expands into premium online sales and online automobile sales. To a large extent, the changes in the consolidated results of operations for the periods presented are due to the growth of the online business, thus discussions about year over year changes will primarily focus on the online operation.

 Net Revenues

  The Company derives revenue from a variety of sources including: listing, success, and featured item fees for transactions occurring online, and transaction related fees, commissions and rental income in traditional auction operations. Neither Billpoint nor alando had significant operations prior to 1999, and no significant revenue was generated from either company in 1999. The Company's net revenues increased from $41.4 million to $86.1 million in the years ended December 31, 1997 and 1998, and further increased to $224.7 million in the year ended December 31, 1999. The increases from 1997 to 1998 and from 1998 to 1999 were almost solely the result of increased use of the eBay site. Net revenues in the acquired Companies remaining comparable with prior periods. Increases in online net revenues were a result of the growth of the eBay site, which is reflected in the growth in the number of registered users, listings, and gross merchandise sales. The Company expects that future revenue growth will be largely driven by the online services, including revenue derived from the Billpoint services.

  The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and its effect on the recognition of listing and featured item fee revenue. Although the Company believes the effect of SAB 101 on historical listing and featured item fee revenue is insignificant, eBay has adopted the provision for placement fee revenue in the first quarter of 2000. As such, listing and featured item fee revenue will be recognized ratably over the estimated period of the listing for sale.

 Cost of Net Revenues

  Cost of net revenues for online operations consists primarily of costs associated with customer support and site operations. These costs include: compensation and allocated overhead for customer support and site operations personnel, ISP connectivity charges and depreciation. Cost of net revenues in traditional auction operations primarily includes: compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased in absolute dollars from $8.4 million or 20.3% of net revenues in 1997 to $16.1 million or 18.7% of net revenues in 1998, and further increased to $57.6 million or 25.6% of net revenues in 1999. The increases from 1997 to 1998 and from 1998 to 1999 were due almost entirely to the eBay online business, including the operations of alando and Billpoint in 1999. Changes in offline cost of net revenues roughly paralleled the changes in net revenues during the periods reported. Increases in absolute dollar expenditures for the eBay online service during the periods from 1997 to

1998, and from 1998 to 1999 resulted from the continued development and expansion of the Company's customer support and site operations departments, depreciation of the equipment required for the Company's site operations, software licensing fees and ISP connectivity charges. Cost of net revenues as a percentage of net revenues is expected to remain at levels higher than those seen historically as the Company continues to invest in its site infrastructure in advance of demand, depreciates recently purchased equipment, and continues to grow its customer support function.

 Sales and Marketing

  The Company's sales and marketing expenses for both the online sales and traditional auction businesses are comprised primarily of compensation for the Company's sales and marketing personnel, advertising, tradeshow and other promotional costs, expenses for creative design of the Company's website and shared employee and facilities costs. Sales and marketing expenses increased in absolute dollars from $15.6 million or 37.8% of net revenues in 1997 to $36.0 million or 41.8% of net revenues in 1998, and further increased to $96.0 million or 42.7% of net revenues in 1999. During the periods from 1997 to 1998, and from 1998 to 1999, increases in marketing expenditures were primarily driven by the online business. The increase from 1997 to 1998 primarily resulted from substantial increases in advertising and promotional expenses, including costs associated with national print, broadcast and online advertising campaigns and expenses associated with a marketing agreement with AOL, each of which commenced in the second half of 1998, in addition to the continued growth in the number of sales and marketing personnel. Increases from 1998 to 1999 were primarily the result of increases in online advertising and distribution, including expenses associated with the marketing agreement with AOL, labor related costs, costs associated with the use of outside services and consultants, and miscellaneous user and promotional costs.

  Online sales and marketing expenses are expected to increase in 2000, due to a full year of advertising impressions delivered under the strategic alliance with AOL, new alliances including agreement with Go.com and Autotrader.com, the expansion of international advertising and expenses associated with personnel additions made during 1999. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historical levels.

 Product Development

  The Company's product development expenses consist primarily of compensation for the Company's product development staff, payments to outside contractors, depreciation on equipment used for development and shared employee and facilities costs. The Company's product development expenses increased in absolute dollars from $831,000 or 2.0% of net revenues in 1997 to $4.6 million or 5.4% of net revenues in 1998, and further increased to $23.8 million or 10.6% of net revenues in 1999. The year over year changes, and all expenditures discussed, were incurred by the online business. Neither B&B nor Kruse had any product development costs through December 31, 1999. The increase in absolute dollars during the periods from 1997 to 1998, and from 1998 to 1999 resulted primarily from increases in salaries, benefits and other personnel related costs as the Company significantly increased the size of its research and development staff, as well as expenses related to contractors and consultants employed within product development departments. The 1999 increase also includes Billpoint, which had no significant expenses in 1998. Product development expenses are expected to increase in future periods primarily from personnel additions, the continued impact of Billpoint product development, and additional depreciation costs as the Company continues to purchase equipment to improve and expand its operations both domestically and internationally. These future expenditures will be capitalized or expensed as appropriate. Hardware and software expenditures associated with the continuous revision of the site will be capitalized and included in computer equipment and software. Expenditures that are incurred for maintenance related costs or have been judged to have a useful life of less than one year will be expensed as incurred.

 General and Administrative

  The Company's general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts and shared employee and facilities costs. The Company's general and administrative expenses increased in absolute dollars from $6.5 million or 15.8% of net revenues in 1997 to $15.8 million or 18.4% of net revenues in 1998, and further increased to $43.1 million or 19.2% of net revenues in 1999. During the periods from 1997 to 1998, and from 1998 to 1999, increases in general and administrative expenses were primarily driven by the online business. The increase in expenses from 1997 to 1998 primarily resulted from several stock related transactions occurring in 1998. These include the Company's contribution in June 1998 of 321,750 shares of common stock with an estimated fair value of $1.2 million to a charitable foundation, compensation expense of $429,000 associated with the purchase of restricted shares of common stock by the Company's outside directors and compensation expense of approximately $1.7 million associated with stock options granted to employees. Additional year over year increases resulted from increases in personnel related expenses, the allowance for doubtful accounts, fees for professional services and overhead costs. Increases from 1998 to 1999 resulted primarily from additional personnel-related expenses, including those associated with the SafeHarbora program, fees for professional services, public company expenses including various SEC filing fees and allocations of overhead. The Company expects that general and administrative expenses will increase in absolute dollars and decrease as a percentage of net revenues in future periods as eBay's online business becomes a progressively larger piece of the consolidated business. Such expenses in the online business are typically lower as a percentage of net revenues than those in the traditional auction business.

 Amortization of Acquired Intangibles

  During 1998, eBay recognized expenses totaling $805,000 related to the acquisition of Jump Inc. ("Jump"). The majority of the Jump acquired intangibles were fully amortized during 1999, with the remaining amortization continuing through the third quarter of 2000. Other acquisition related intangibles will be amortized at varying rates through 2009. From time to time the Company has purchased, and expects to continue purchasing, assets or businesses in order to maintain its leadership role in online personal trading. These purchases may result in the creation of intangible assets and lead to a corresponding increase in the amortization of acquired intangibles.

 Merger Related Costs

  During the year ended December 31, 1999, the Company incurred direct merger related transaction costs of $4.4 million which were charged to operations. There were no comparable expenses in the same periods of 1997 or 1998. As opportunities present themselves, the Company may continue to acquire new companies; such acquisitions could lead to additional direct and indirect expenses which would negatively affect the Company's results of operations.

 Interest and Other Income (Expense), Net

  The Company's interest and other income (expense), net, consists of interest earned on cash, cash equivalents, and short term investments offset by interest expense, minority interests in consolidated companies, and income or loss in partnership equity. Interest expense is primarily derived from interest payments on building mortgages held by B&B. The Company's interest and other income (expense), net declined from $(2.0) million or (4.8)% of net revenues in 1997 to $(703,000) or (0.8)% of net revenues in 1998 and became a gain of $21.4 million or 9.5% in 1999. From 1997 to 1998, eBay's online business was the primary contributor to interest income from interest earned on the net proceeds from the Company's initial public offering in September 1998 and, to a lesser extent, interest earned on proceeds from the exercise of warrants in May 1998. Those gains were offset primarily by interest expense incurred on mortgages held by B&B. The gain in 1999 was primarily the result of interest earned on cash, cash equivalents and investments, particularly the interest earned on the net proceeds of the Company's follow-on offering completed in April 1999. Interest expense was approximately comparable between 1997, 1998, and 1999. The Company expects interest and other income (expense), net to remain positive in 2000 due to the continued interest earned on the proceeds from the follow-on offering.

 Provision for Income Taxes

  The Company's effective federal and state income tax rate was 11.2%, 38.7% and 46.2% in the years ended December 31, 1997, 1998 and 1999, respectively. Prior to its acquisition in 1999, B&B had been taxed as an S Corporation. In connection with its acquisition, B&B's status as an S Corporation was terminated, and B&B became subject to federal and state income taxes. The supplemental pro forma financial information presented in the financial statements includes an increase to the provisions for income taxes based upon a combined federal and state tax rate. This rate approximates the statutory tax rate which would have been applied if B&B had been taxed as a C Corporation prior to its acquisition by eBay. The rate changes from 1997 to 1998 and from 1998 to 1999 both resulted from two primary factors, a larger portion of the revenue in each year was generated by eBay, a C Corporation, and certain non-cash, non-deductible expenses as a percentage of pre-tax income. The Company expects the consolidated effective tax rate to be at or near 42% during 2000.

 Stock-Based Compensation

  In connection with the grant of certain stock options and warrants from May 1997 through May 1999, the Company recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the options and the one-year term of the warrant, respectively. Of the total unearned compensation, approximately $25,000, $3.1 million and $4.7 million was amortized in 1997, 1998 and 1999 respectively. The Company expects stock based compensation expense of approximately $2.1 million in the year ended December 31, 2000.

Liquidity and Capital Resources

  Since inception, the Company has financed its operations primarily from net cash generated from operating activities. The Company has obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and proceeds from its initial and follow-on public offerings.

  Net cash provided by operating activities was $11.6 million in 1997, $6.0 million in 1998 and $66.6 million in 1999. Net cash provided by operating activities resulted primarily from the Company's net income before non-cash charges for amortization of unearned compensation, the provision for doubtful accounts, depreciation and amortization, as well as increases in various liabilities, offset by partnership losses and changes in accounts receivable.

  Net cash used in investing activities totaled $3.0 million in 1997, $53.0 million in 1998, and $602.9 million in 1999. Purchases of investments, property, equipment and intangibles was the primary use for invested cash in all years presented, partially offset in 1998 by the sale of property and equipment. During 1998 and 1999, proceeds from public offerings were used to purchase $40.4 million and $509.6 million of investments, respectively.

  Net cash provided by financing activities was $560,000 in 1997, $72.2 million in 1998 and $718.7 million in 1999. During 1997, 1998 and 1999, the Company made distributions to B&B stockholders, but those amounts were offset by debt and equity proceeds. The Company remained cash flow positive from financing activities primarily due to the completion of its initial public offering in September 1998 and its follow-on offering in April 1999. To a lesser extent, financing activities included the exercise of preferred stock warrants in 1998 and B&B stockholders' contributions during 1997, 1998 and 1999.

  eBay had no material commitments for capital expenditures at December 31, 1999, but expects such expenditures to be at least $60.0 million through December 31, 2000. Such expenditures will primarily be for computer equipment, furniture and fixtures and leasehold improvements. eBay also has total minimum lease obligations of $59.0 million under certain noncancellable operating leases and notes payable obligations of $27.3 million through December 2004. In March 1999, eBay and AOL expanded the scope of their strategic relationship. Under this new agreement, eBay will pay AOL $75 million over the four-year term of the contract. See Notes 7 and 10 of Notes to Consolidated Financial Statements.

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

Year 2000

  The Company reviewed and tested its internal programs and those of its newly-acquired businesses and determined that there were no significant Year 2000 issues within its or their mission critical systems or services. During the Company's review of third-party software, the Company and its subsidiaries identified certain software "patches" for third-party software that needed to be implemented for Year 2000 compliance. All of these patches were implemented prior to January 1, 2000. Total out-of-pocket costs associated with Y2K remediation efforts were less than $1.5 million. Although the Company has not experienced any significant Year 2000 problems in its own software or third-party systems, it is possible that such problems still exist. If so, the Company could face unexpected expenses to fix such problems or suffer unexpected outages, either of which would harm its business.

Risk Factors

  The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

 We have a limited operating history

  Our company was formed as a sole proprietorship in September 1995 and we incorporated in May 1996. We have only a limited operating history on which you can base an evaluation of our business and prospects. As an online commerce company in the early stage of development, we face substantial risks, uncertainties, expenses and difficulties. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

  . maintain and increase our number of registered users, items listed on our service and completed sales;

  .  expand into new markets;

  . maintain and grow our website and customer support operations at a reasonable cost;

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

  We may be unable to accomplish one or more of these goals, which could cause our business to suffer. In addition, accomplishing one or more of these goals might be very expensive, which could harm our financial results.

 Our operating results may fluctuate

  Our operating results have varied on a quarterly basis during our short operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

  . our ability to retain an active user base, to attract new users who list items for sale and who purchase items through our service and to maintain customer satisfaction;

  . our ability to keep our website operational and to manage the number of items listed on our service;

  . the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

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

  Our limited operating history and the emerging nature of the markets in which we compete make it difficult for us to forecast our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of future performance. We do not have backlog, and almost all of our net revenues each quarter come from items that are listed and completed during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

 Our failure to manage growth could harm us

  We currently are experiencing a period of significant expansion in our headcount, facilities and infrastructure and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under severe strain by our rate of growth include the following:

  . The Website. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our website. This has reduced our margins. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our website may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime could harm our business and also could anger users of our website and reduce future revenues.

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

 We may not maintain profitability

  We believe that our continued profitability will depend in large part on our ability to do the following:

  .  maintain sufficient transaction volume to attract buyers and sellers;

  . manage the costs of our business, including the costs associated with maintaining and developing our website, customer support and international expansion;

  .  increase our brand name awareness; and

  .  provide our customers with superior community and trading experiences.

  We are investing heavily in marketing and promotion, customer support, further development of our website, technology and operating infrastructure development. The costs of these investments have reduced our margins and are expected to remain significant into the future. In addition, we have significant ongoing commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are rapidly enabling online sales as well as new companies, many of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (fixed price, reverse auction, group buying, etc.) limits our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Our historic growth rates are not sustainable and we expect in the near term that our costs, particularly those related to site operations, customer support, payments, other infrastructure and our international, regional and premium initiatives, will continue to increase. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

 Acquisitions could result in dilution, operating difficulties and other harmful consequences

  If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. In 1999 we completed the four acquisitions described earlier in this document as well as several smaller acquisitions. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

  . diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products;

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

  Prior to the 1999 acquisitions we had almost no experience in managing this integration process. Most of our acquisitions to date have involved either family run companies or very early stage companies, which may worsen these integration issues. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

 Unauthorized break-ins or other assaults on our service could harm our business

  Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a "hacker" who has stated that he can in the future damage or change our system or take confidential information. We have also experienced "denial of service" attacks on our system which made our website unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service.

 Our business may be harmed by the listing or sale by our users of illegal items

  The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our website. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

 Our business may be harmed by the listing or sale by our users of pirated items

  We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have actively sought to work with the content community to eliminate infringing listings on our website, some content owners have expressed the view that our efforts are insufficient. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. See "Legal proceedings."

 Our business may be harmed by fraudulent activities on our website

  Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business.

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

  On March 24, 2000, B&B received a grand jury subpoena from the antitrust division of the Department of Justice requesting documents relating to, among other things, changes in B&B's seller's commissions and buyer's premiums and discussions, agreements or understandings with other auction houses, in each case since 1992. We believe this request may be related to a publicly reported criminal investigation of auction houses for price fixing. Should these or any other investigations lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would certainly suffer if we were not to prevail in any action like this. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

  A large number of transactions occur on our website. As a result, we believe that government regulators have received a substantial number of consumer complaints about us which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps we take to protect our users from fraud. For example, the City of New York-- Department of Consumer Affairs received complaints from users about transactions on our website. In investigating these complaints, the Department of Consumer Affairs requested information about us and these transactions. We have provided the requested information. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts. If one or more of these agencies is not satisfied with our response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm our business.

  We have recently provided information to the antitrust division of the Department of Justice in connection with an inquiry with an inquiry into our conduct with respect to "auction aggregators" including our licensing program and our lawsuit against Bidder's Edge. Should the division decide to take action against us, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

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

 Billpoint, our Internet payment company, is subject to unique risks

  Billpoint is subject to unique risks as a provider of Internet payment solutions. Businesses that handle consumers' funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. The cost and complexity of Billpoint's business may increase if certain regulations are deemed to apply to its business. In addition to the need to comply with these regulations, Billpoint's business is also subject to risks of fraud, the need to grow systems and processes rapidly if its product is well received, a high level of competition, including competitors who are currently not charging for their product offerings, and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which will be the provider of payment services.

 We are subject to risks associated with information disseminated through our service

  The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon online services companies currently are pending. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Claims like these become more likely and have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. We carry liability insurance, but it may not be adequate to fully compensate us if we become liable for information carried on or through our service. Any costs incurred as a result of this liability or asserted liability could harm our business.

 We are subject to intellectual property and other litigation

  On March 23, 1999, we were sued by Network Engineering Software, Inc. ("NES") in the U.S. District Court for the Northern District of California for our alleged willful and deliberate violation of a patent. The suit sought unspecified monetary damages as well as an injunction against our operations. It also sought treble damages and attorneys' fees and costs. We have entered into a settlement agreement and license with NES, and this suit has been dismissed with prejudice.

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

  On December 10, 1999, we sued Bidder's Edge, Inc in the United States District court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we have violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Expedited discovery in this case has commenced. We intend to prosecute our claims and defend ourselves against Bidder's Edge counterclaims vigorously. However, this lawsuit could be costly and our business could be harmed if we were to lose.

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

 The inability to expand our systems may limit our growth

  We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our website, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend on the number of items listed by users, the volume of user transactions that are successfully completed and the final prices paid for the items listed. If the volume of traffic on our website or the number of items being listed for sale continues to increase, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We may be unable to accurately project the rate or timing of increases, if any, in the use of our service or to timely expand and upgrade our systems and infrastructure to accommodate any increases.

  We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our website. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. We capitalize hardware and software costs associated with this development in accordance with company policy and include such amounts in computer equipment and software. Internal expenses are often judged to have useful lives of less than one year, or have been more appropriately classified as maintenance related costs. As such, these costs are expensed as incurred. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience on our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

 System failures could harm our business

  We have experienced system failures from time to time. Our website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that must be responded to by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We are currently taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime. Our eBay Germany website is maintained by a third party. Any failure by this party to successfully operate this site could damage our business.

  Substantially all of our computer hardware for operating our service currently is located at the facilities of Exodus Communications, Inc. in Santa Clara, California and AboveNet in San Jose, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at either the Exodus or AboveNet facility could result in interruptions in our services. In addition, the failure by Exodus or AboveNet to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

 New and existing regulations could harm our business

  We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users changes, we may become subject to new regulatory restrictions.

  Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently settled proceedings regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. As we expand our international activities, we will become obligated to comply with the laws of the countries in which we operate. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the United States. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

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

 Our business has been seasonal

  Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. Both B&B and Kruse have significant quarter to quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. B&B typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

 We are dependent on the continued growth of online commerce

  The business of selling goods over the Internet, particularly through personal trading, is new and dynamic. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our website requires users to make publicly available their e-mail addresses and other personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods.

 There are many risks associated with our international operations

  We are expanding internationally. We recently acquired alando, a leading online German personal trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In February 2000, we further expanded into Japan. Expansion into international markets will require management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. We may have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

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

  .  cultural nonacceptance of online trading;

  .  higher telecommunications and internet service provider costs;

  .  more stringent consumer protection laws;

  .  seasonal reductions in business activity; and

  .  potentially adverse tax consequences.

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

 Our business may be subject to sales and other taxes

  We do not collect sales or other similar taxes on goods sold by users through our service. One or more states may seek to impose sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years. This tax moratorium will last only for a limited period and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

 We are dependent on key personnel

  Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key employees. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. Dean Kruse is particularly important to Kruse. We have had some turnover of these types of personnel, and continued losses could result in the loss of significant future business and would harm us. Such personnel are in great demand by other online companies. In addition, employee turnover frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships, and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

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

 Our market is intensely competitive

  Online personal trading market is a new, rapidly evolving and intensely competitive area. The Company expects competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. Depending on the category of product, eBay currently or potentially competes with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. Broad-based competitors include the vast majority of traditional department and general merchandise stores as well as emerging online retailers. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Montgomery Ward, Costco, Sam's Club as well as Amazon.com, Buy.com, AOL.com, Yahoo! shopping and MSN.

  In addition, eBay faces competition from specialty retailers and exchanges in each of its categories of products. For example:

  Antiques: Christies, eHammer, Sotheby's / Sothebys.com, Sothebys.amazon.com

  Coins & Stamps: Collectors Universe, Heritage, Numismatists Online, US Mint

  Collectibles: Franklin Mint

  Musical Instruments: Guitar Center, Harmony-Central.com, MARRS,
  MusicHotBid.com

  Sports Memorabilia: Beckett's, Collectors Universe

  Toys, Bean Bag Plush: Amazon.com, eToys.com, KB Toys, Toys.com, Toys R Us

  Premium Collectibles: Christies, DuPont Registry, Gavelnet, Greg Manning Auctions, iCollector, Lycos / Skinner Auctions, Millionaire.com, Phillips
  (LVMH), Sotheby's, Sothebys.amazon.com

  Automotive (used cars): Auction Auto.com, Autobytel.com, AutoMallUSA, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarOrder.com, CarPoint, CarScene.com, eClassics.com, Edmunds, GreenLight.com, Hemmings, Newspaper classifieds, Used car dealers

  Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, BigStar, Blockbuster, BMG Columbia House, CDNow, Cductive.com, DVD Express, Half.com, Reel.com, Spinner.com, Wherehouse, Alibris.com, Bookfinders.com

  Clothing: Bluefly.com, Boo.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Lucy.com, Macys, The Men's Wearhouse, Ross, 3Dshopping.com

  Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Egghead, Fry's Electronics, Gateway, The Good Guys, IBM, MicroWarehouse, The Sharper Image, Shopping.com, ValueAmerica.com

  Home & Garden: IKEA, Crate & Barrel, Furniture.com, Homepoint.com, Home Depot, Living.com, Garden.com, Pottery Barn, Ethan Allen, Frontgate

  Jewelry: Ashford.com, Mondera.com

  Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, golftrader.com, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority

  Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware,
  OSH

  Business-to-Business: Ariba, BidFreight.com, BizBuyer.com, bLiquid.com, CloseOutNow.com, CommerceBid.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, iMark, Oracle, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, TradeOut.com, UnionStreet.com, Ventro, VerticalNet

  Additionally, the Company faces competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network (a auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales.

  The principal competitive factors in the Company's market include the following:

  .  ability to attract buyers

  .  volume of transactions and selection of goods;

  .  community cohesion and interaction;

  .  system reliability;

  .  customer service;

  .  reliability of delivery and payment by users;

  .  brand recognition;

  .  website convenience and accessibility;

  .  level of service fees; and

  .  quality of search tools.

  Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors.

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

  The land-based auction business is intensely competitive. B&B competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of B&B's business, its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet based auctions may harm the land-based auction business. Although Billpoint's business is new, several new companies are beginning to enter this market and large companies, including banks and credit card companies, may become competitors.

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

  The Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Web usage as well as the level of traffic and the processing transactions on our service. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complementary products or services necessary to make the Web a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Web may not become a viable commercial marketplace for services such as those that we offer.

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

 Our business is subject to consumer trends and discretionary consumer spending

  We derive most of our revenues from fees received from sellers for listing products for sale on our service and fees received from successfully completed transactions. Our future revenues will depend upon continued demand for the types of goods that are listed by users of our service. The popularity of certain categories of items, such as toys, dolls and memorabilia, among consumers may vary over time due to perceived scarcity, subjective value, and societal and consumer trends in general. A decline in the popularity of, or demand for, certain collectibles or other items sold through our service could reduce the overall volume of transactions on our service, resulting in reduced revenues. In addition, consumer "fads" may temporarily inflate the volume of certain types of items listed on our service, placing a significant strain upon our infrastructure and transaction capacity. These trends also may cause significant fluctuations in our operating results from one quarter to the next. Any decline in demand for the goods offered through our service as a result of changes in consumer trends could harm our business. A decline in consumer spending would harm our land-based auction businesses. Sales of fine and decorative art, collectable cars and other collectibles would be adversely affected by a decline in discretionary consumer spending, especially for luxury items. Changes in buyer's tastes, economic conditions or consumer trends could cause declines in the number or dollar volume of items sold and thereby harm the business of these companies.

 Some anti-takeover provisions may affect the price of our common stock

  The Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified Board of Directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This could have the effect of delaying or preventing a change of control.

 We are controlled by certain stockholders, executive officers and directors

  Our executive officers and directors (and their affiliates) own a majority of our outstanding common stock. As a result, they have the ability to control our company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

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

  The following table presents the fair value balances of the Company's cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 1999, (dollars in thousands):

                                          2000      2001      2002     Total
                                        --------  --------  --------  --------
   Cash equivalents.................... $219,679                      $219,679
   Average interest rates..............      3.9%
   Investments excluding equity
    investments........................ $247,513  $128,455  $153,884  $529,852
   Average interest rates..............      5.6%      6.0%      5.6%
   Equity investments..................                               $ 25,222

  The Company is exposed to equity price risk on the marketable portion of equity investments as such investments are subject to considerable market risk due to their volatility. The Company typically does not attempt to reduce or eliminate its market exposure in these equity investments. As of December 31, 1999, the position in equity investments included unrealized gains of $13.3 million.

  eBay did not hold derivative financial instruments as of December 31, 1999, and has never held such instruments in the past. In addition, eBay had outstanding debt as of December 31, 1999 of $27.3 million.

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

Item 8: Financial Statements and Supplementary Data

  Annual Financial Statements: See Part IV, Item 14 of this Form 10-K.

  Selected Quarterly Data: See Part II, Item 7 of this Form 10-K.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

  Incorporated by reference to the Company's Proxy Statement to be filed on or before May 1, 2000.

Item 11: Executive Compensation

  Incorporated by reference to the Company's Proxy Statement to be filed on or before May 1, 2000.

Item 12: Security Ownership of Certain Beneficial Owners and Management

  Incorporated by reference to the Company's Proxy Statement to be filed on or before May 1, 2000.

Item 13: Certain Relationships and Related Transactions

  Incorporated by reference to the Company's Proxy Statement to be filed on or before May 1, 2000.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

  Upon written request, the Company will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

    eBay Inc.
    Investor Relations
    2145 Hamilton Ave.
    San Jose, CA 95125
    (408) 558-7400

  In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by the Company at www.sec.gov. The Company's website is located at www.ebay.com. Information contained on the Company's website is not a part of this Annual Report on Form 10-K.

  (a) The following documents are filed as part of this report:

  1. Consolidated Financial Statements:

                                                                           Page
                                                                          Number
                                                                          ------
     Report of Independent Accountants ..................................   46
     Consolidated Balance Sheet .........................................   47
     Consolidated Statement of Income ...................................   48
     Consolidated Statement of Stockholders' Equity .....................   50
     Consolidated Statement of Cash Flows ...............................   51
     Notes to Consolidated Financial Statements .........................   52

  2. Financial Statement Schedules.

  All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  3. Exhibits.

  The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

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

  2.03   Agreement and Plan of Merger and Reorganization among Registrant,
          Margarine Acquisition Sub Corp., Butterfield & Butterfield
          Auctioneers Corp, HBJ Partners, LLC and 111 Potrero LLC.****

  2.04   Agreement and Plan of Merger and Reorganization among Registrant and
          Kruse, Inc.****

  2.05   Agreement and Plan of Merger and Reorganization among Registrant and
          Billpoint, Inc.****

  3.01   Registrant's Amended and Restated Certificate of Incorporation.**

  3.02   Registrant's Amended and Restated Bylaws.**

  4.01   Form of Specimen Certificate for Registrant's Common Stock.*

  4.02 Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.*

 10.01 Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*

 10.02   Registrant's 1996 Stock Option Plan and related documents.*

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
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

 10.18   Employment Letter Agreement dated January 16, 1998 between Margaret C.
          Whitman and Registrant.*

 10.19   Employment Letter Agreement dated August 14, 1998 between Brian T.
          Swette and Registrant.*

 10.20   Employment Letter Agreement dated August 20, 1998 between Michael R.
          Jacobson and Registrant.*

 10.21   Office Lease between Greylands Business Park, Phase 2, a California
          General Partnership, and the Registrant, dated January 29, 1999.***

 10.22   Amendment No. 1 to Registrant's 1998 Directors Stock Option Plan.***

 10.23   Offer Letter to Maynard Webb.*****

 10.24   Offer Letter to Jeffrey D. Jordan.*****

 10.25   Lease between eBay Realty Trust and Registrant.

 10.26 Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent.

 21.01   List of Subsidiaries.

 27.01   Financial Data Schedule.

--------
  * Previously filed as an Exhibit to the Form S-1 (No. 33-59097) filed in connection with the Company's initial public offering and incorporated by reference herein.

 ** Previously filed as an Exhibit to the Form 10-Q filed on November 13, 1998 and incorporated by reference herein.

*** Previously filed as an Exhibit to the Form S-1 filed on March 25, 1999 and incorporated by reference herein.

**** Previously filed as an Exhibit to the Form 10-Q filed on November 15, 1999 and incorporated by reference herein.

***** Previously filed as an Exhibit to the Form S-3 filed on September 30, 1999 and incorporated by reference herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of eBay Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

San Jose, California
January 25, 2000, except for Note 16,
 which is as of March 6, 2000
                                   eBAY INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 37,285  $219,679
  Short-term investments...................................   40,401   181,086
  Accounts receivable, net.................................   12,425    36,538
  Other current assets.....................................    7,479    22,531
                                                            --------  --------
    Total current assets...................................   97,590   459,834
Long-term investments......................................      --    373,988
Property and equipment, net................................   44,062   111,806
Intangible assets, net.....................................    3,728     8,812
Deferred tax assets........................................      --      5,639
Other assets...............................................    4,156     3,863
                                                            --------  --------
                                                            $149,536  $963,942
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $  9,997  $ 31,538
  Accrued expenses and other liabilities...................    6,577    32,550
  Debt and leases, current.................................    4,047    12,285
  Customer advances and deferred revenue...................      973     5,997
  Income tax payable.......................................    1,380     6,455
  Deferred tax liabilities, current........................    1,682       --
                                                            --------  --------
    Total current liabilities..............................   24,656    88,825
Debt and leases, long-term.................................   18,361    15,018
Environmental accruals.....................................    5,900     5,900
Other liabilities..........................................       81     1,732
                                                            --------  --------
                                                              48,998   111,475
                                                            --------  --------

Commitments and Contingencies (Notes 7 and 10)

Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000 and 10,000
   shares authorized, no shares issued or outstanding......      --        --
  Common Stock, $0.001 par value; 195,000 and 900,000
   shares authorized, 123,225 and 129,782 shares issued and
   outstanding.............................................      123       130
  Additional paid-in capital...............................   87,779   823,750
  Notes receivable from stockholders.......................   (1,130)      (11)
  Unearned compensation....................................   (4,139)   (4,124)
  Retained earnings........................................   17,905    27,628
  Accumulated other comprehensive income...................      --      5,094
                                                            --------  --------
    Total stockholders' equity.............................  100,538   852,467
                                                            --------  --------
                                                            $149,536  $963,942
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
Net revenues:
  Fees and services................................ $37,070  $81,643  $220,493
  Real estate rentals..............................   4,300    4,486     4,231
                                                    -------  -------  --------
    Total net revenues.............................  41,370   86,129   224,724
                                                    -------  -------  --------
Cost of net revenues:
  Fees and services................................   6,631   13,948    55,639
  Real estate rentals..............................   1,773    2,146     1,949
                                                    -------  -------  --------
    Total cost of net revenues.....................   8,404   16,094    57,588
                                                    -------  -------  --------
    Gross profit...................................  32,966   70,035   167,136
                                                    -------  -------  --------
Operating expenses:
  Sales and marketing..............................  15,618   35,976    95,956
  Product development..............................     831    4,640    23,785
  General and administrative.......................   6,534   15,849    43,055
  Amortization of acquired intangibles.............     --       805     1,145
  Merger related costs.............................     --       --      4,359
                                                    -------  -------  --------
    Total operating expenses.......................  22,983   57,270   168,300
                                                    -------  -------  --------
Income from operations.............................   9,983   12,765    (1,164)
Interest and other income, net.....................   1,054    1,799    23,422
Interest expense...................................  (2,371)  (2,191)   (1,943)
                                                    -------  -------  --------
Income before income taxes, minority interest and
 equity interest in partnership income.............   8,666   12,373    20,315
Provision for income taxes.........................    (971)  (4,789)   (9,385)
Minority interest in consolidated company..........    (320)    (381)     (256)
Equity interest in partnership income (loss).......    (314)      70       154
                                                    -------  -------  --------
Net income......................................... $ 7,061  $ 7,273  $ 10,828
                                                    =======  =======  ========
Net income per share:
  Basic............................................ $  0.29  $  0.14  $   0.10
                                                    =======  =======  ========
  Diluted.......................................... $  0.08  $  0.06  $   0.08
                                                    =======  =======  ========
Weighted average shares:
  Basic............................................  24,428   52,064   108,235
                                                    =======  =======  ========
  Diluted..........................................  84,775  116,759   135,910
                                                    =======  =======  ========
Supplemental pro forma information:
  Income before income taxes, minority interest and
   equity interest in partnership income........... $ 8,666  $12,373  $ 20,315
  Provision for income taxes as reported...........    (971)  (4,789)   (9,385)
  Pro forma adjustment to provision for income
   taxes (Note 15).................................  (2,576)  (2,071)    1,118
  Minority interest in consolidated company as
   reported........................................    (320)    (381)     (256)
  Equity interest in partnership loss as reported..    (314)      70       154
                                                    -------  -------  --------
Pro forma net income............................... $ 4,485  $ 5,202  $ 11,946
                                                    =======  =======  ========
Pro forma net income per share:
  Basic............................................ $  0.18  $  0.10  $   0.11
                                                    =======  =======  ========
  Diluted.......................................... $  0.05  $  0.04  $   0.09
                                                    =======  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)

                               Year Ended December
                                       31,
                              ----------------------
                               1997   1998    1999
                              ------ ------- -------
Net income..................  $7,061 $ 7,273 $10,828
Other comprehensive income:
  Foreign currency
   translation adjustments..     --      --      (58)
  Unrealized gains on
   securities...............     --      --   13,318
  Unrealized losses on
   securities...............     --      --   (4,435)
                              ------ ------- -------
    Total other
     comprehensive income...     --      --   19,653
                              ------ ------- -------
Estimated tax provision on
 other comprehensive
 income.....................     --      --   (3,731)
                              ------ ------- -------
Comprehensive income........  $7,061 $ 7,273 $15,922
                              ====== ======= =======
Net comprehensive income per
 share:
  Basic.....................  $ 0.29 $  0.14 $  0.15
                              ====== ======= =======
  Diluted...................  $ 0.08 $  0.06 $  0.12
                              ====== ======= =======
Weighted average shares:
  Basic.....................  24,428  52,064 108,235
                              ====== ======= =======
  Diluted...................  84,775 116,759 135,910
                              ====== ======= =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                          Convertible
                           Preferred                                Notes                Other
                             Stock      Common Stock  Additional  Receivable  Unearned  Compre-                Total
                          ------------  -------------  Paid-in       from       Com-    hensive  Retained  Stockholders'
                          Shares  Par   Shares   Par   Capital   Shareholders pensation Income   Earnings     Equity
                          ------  ----  -------  ---- ---------- ------------ --------- -------  --------  -------------
Balance at December 31,
 1996...................   1,676  $  4   63,315  $ 63  $    965    $   (68)    $   --   $  --    $ 5,636     $  6,600
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock........     --     --      --     --       --         --          --      --        (46)         (46)
Unearned compensation...     --     --      --     --     1,424        --       (1,424)    --        --           --
Amortization of unearned
 compensation...........     --     --      --     --       --         --           25     --        --            25
Contributions from
 partners...............     --     --      --     --       150        --          --      --        488          638
Distributions to
 partners...............     --     --      --     --       --         --          --      --     (4,556)      (4,556)
Net income..............     --     --      --     --       --         --          --      --      7,061        7,061
                          ------  ----  -------  ----  --------    -------     -------  ------   -------     --------
Balance at December 31,
 1997...................   1,676     4   63,315    63     2,539        (68)     (1,399)    --      8,583        9,722
Accretion of Mandatorily
 Redeemable Convertible
 Preferred Stock........     --     --      --     --       --         --          --      --        (46)         (46)
Unearned compensation...     --     --      --     --     5,831        --       (5,831)    --        --           --
Amortization of unearned
 compensation...........     --     --      --     --       --         --        3,091     --        --         3,091
Issuance of Common Stock
 for cash and notes.....     --     --   19,290    20     4,685     (1,378)        --      --        --         3,327
Issuance of Common Stock
 for acquisition........     --     --      428    --     2,000        --          --      --        --         2,000
Contribution of Common
 Stock to charitable
 foundation.............     --     --      322    --     1,215        --          --      --        --         1,215
Issuance of Common Stock
 for cash, net of
 offering expenses of
 $6,168.................     --     --   12,043    12    66,076        --          --      --        --        66,088
Conversion of Preferred
 Stock to Common Stock..  (1,676)   (4)  27,827    28     5,133        --          --      --        --         5,157
Note repayments.........     --     --      --     --       --         316         --      --        --           316
Contributions from
 partners...............     --     --      --     --       300        --          --      --      5,323        5,623
Distributions to
 partners...............     --     --      --     --       --         --          --      --     (3,228)      (3,228)
Net income..............     --     --      --     --       --         --          --      --      7,273        7,273
                          ------  ----  -------  ----  --------    -------     -------  ------   -------     --------
Balance at December 31,
 1998...................     --     --  123,225   123    87,779     (1,130)     (4,139)    --     17,905      100,538
Unearned compensation...     --     --      --     --     5,318        --       (5,318)    --        --           --
Amortization of unearned
 compensation...........     --     --      --     --       --         --        4,681     --        --         4,681
Issuance of Common Stock
 for cash...............     --     --    1,954     2     8,354        --          --      --        --         8,356
Issuance of Common Stock
 for acquisitions.......     --     --      500     1     6,943        --          --      --        --         6,944
Issuance of Common Stock
 for cash in follow-on
 offering, net of
 offering expenses of
 $1,000.................     --     --    4,250     4   696,208        --          --      --        --       696,212
Distributions to
 partners...............     --     --      --     --       --          --         --      --     (1,105)      (1,105)
Note repayments.........     --     --      --     --       --       1,066         --      --        --         1,066
Cancellation or
 repurchase of shares
 and options............     --     --     (147)   --    (1,397)        53       1,340     --        --            (4)
Unrealized gain on
 investments, net of tax
 provision..............     --     --      --     --       --         --          --    5,152       --         5,152
Tax benefit related to
 acquisitions...........     --     --      --     --     8,753        --          --      --        --         8,753
Foreign currency
 translation adjustment,
 net of tax provision...     --     --      --     --       --         --          --      (58)      --           (58)
Benefit from operating
 loss on tax basis......     --     --      --     --    11,104        --          --      --        --        11,104
Issuance of warrants for
 services...............     --     --      --     --       688        --         (688)    --        --           --
Net income..............     --     --      --     --       --         --          --      --     10,828       10,828
                          ------  ----  -------  ----  --------    -------     -------  ------   -------     --------
Balance at December 31,
 1999...................     --   $ --  129,782  $130  $823,750    $   (11)    $(4,124) $5,094   $27,628     $852,467
                          ======  ====  =======  ====  ========    =======     =======  ======   =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                   1997      1998      1999
                                                  -------  --------  ---------
Cash flows from operating activities:
 Net income...................................... $ 7,061  $  7,273  $  10,828
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for doubtful accounts and authorized
    credits......................................     373     3,377      4,771
   Depreciation and amortization.................   1,519     4,526     20,650
   Amortization of unearned compensation.........      25     2,661      4,681
   Compensation expense associated with purchases
    of Common Stock by outside directors.........     --        429        --
   Charitable contribution of Common Stock.......     --      1,215        --
   Series B Preferred stock issued for services..     --         93        --
   Minority interest in deficit of consolidated
    companies....................................      24       764      1,651
   Loss on impairment of asset held for sale.....     --        200        100
   Acquired research and development.............     --        150        --
   Equity in partnership net loss................    (146)   (4,025)       --
   Loss on sale of property......................     --       (333)       --
   Changes in assets and liabilities:
     Accounts receivable.........................  (1,302)   (8,369)   (28,884)
     Other current and non-current assets........    (742)   (3,702)   (15,336)
     Accounts payable............................   3,104    (3,112)    21,541
     Accrued expenses............................     769     3,164     25,973
     Income tax payable..........................     363       (35)    17,247
     Other liabilities...........................     579     1,765      3,342
                                                  -------  --------  ---------
Net cash provided by operating activities........  11,627     6,041     66,564
                                                  -------  --------  ---------
Cash flows from investing activities:
 Purchases of property and equipment.............  (2,990)  (12,758)   (86,432)
 Purchases of short-term investments, net........     --    (40,401)  (140,685)
 Purchases of long-term investments, net.........     --        --    (368,894)
 Proceeds from sale of property and equipment....     --      1,274        173
 Purchases of intangible assets..................    (141)   (1,248)    (7,159)
 Payments (advances) on notes receivable.........     145       109        109
                                                  -------  --------  ---------
Net cash used in investing activities............  (2,986)  (53,024)  (602,888)
                                                  -------  --------  ---------
Cash flows from financing activities:
 Proceeds from issuance of Preferred Stock,
  net............................................   2,972     2,110        --
 Proceeds from issuance of Common Stock, net.....     --     69,305    710,449
 Repayments of Stockholder loans.................     --        316      1,062
 Proceeds (principal payments) on long-term debt
  and leases.....................................   1,506    (1,967)     4,895
 Contributions from Stockholders.................     638     5,623      6,204
 Distributions to Stockholders...................  (4,556)   (3,228)    (3,892)
                                                  -------  --------  ---------
Net cash provided by financing activities........     560    72,159    718,718
                                                  -------  --------  ---------
Net increase in cash and cash equivalents........   9,201    25,176    182,394
Cash and cash equivalents at beginning of year...   2,908    12,109     37,285
                                                  -------  --------  ---------
Cash and cash equivalents at end of year......... $12,109  $ 37,285  $ 219,679
                                                  =======  ========  =========
Supplemental cash flow disclosures:
 Cash paid for interest.......................... $ 1,893  $  1,710  $   1,465
 Cash paid for income taxes...................... $   540  $  4,932  $  (1,927)
Non-cash investing and financing activities:
 Common Stock issued for notes receivable........ $   --   $  1,378  $     --
Common Stock issued for acquisition.............. $   --   $  2,000  $   6,943
Issuance of note payable for non-compete
 agreement....................................... $   240  $    --   $     --
Property and equipment leases.................... $    23  $    --   $     --
Building and inventory obtained in connection
 with foreclosure................................ $ 1,510  $    751  $     --
Notes and accounts payable assumed in connection
 with foreclosure................................ $   695  $    --   $     --
Receivables cancelled in connection with
 foreclosure..................................... $   815  $    500  $     --
Land and Building transferred for assumption of
 debt............................................ $   --   $    835  $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                                   eBAY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

 The Company

  eBay Inc. ("eBay" or the "Company") was incorporated in California in May 1996, and reincorporated in Delaware in April 1998 and by December 31, 1999 had operations in the United Kingdom, Germany, Australia, Canada, and Japan. eBay pioneered online personal trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven-days-a-week. eBay also engages in the traditional auction business through its subsidiaries, Butterfield & Butterfield ("B&B") and Kruse International ("Kruse"), and in online payment processing through its Billpoint, Inc. ("Billpoint") subsidiary.

 Reincorporation

  As a result of the reincorporation in April 1998, the Company was authorized to issue 180,000,000 shares of $0.001 par value Common Stock and 6,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors and the stockholders subsequently amended the number of authorized shares such that the Company was authorized to issue 900,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

 Public offerings

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

  On April 16, 1999, the Company completed its follow-on public offering of Common Stock. A total of 4,250,000 shares were sold by the Company at a price of $170.00 per share. The offering resulted in net proceeds to the Company of approximately $696.2 million, net of an underwriting discount of $25.3 million and offering expenses of $1.0 million.

 Stock split

  During January 1999, the Company's Board of Directors approved a three-for-one Common Stock split. Shareholders of record on February 9, 1999 received two additional shares on March 1, 1999. All share and per share amounts in these consolidated financial statements and notes thereto for all periods presented reflect the stock split.

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

                                   eBAY INC.

 Principles of consolidation and basis of presentation

  The financial statements as of December 31, 1998 and 1999, and for the three years ended December 31, 1999 are consolidated and include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  In May and June of 1999, the Company acquired four businesses, each of which were accounted for as pooling of interests (see Note 3--"Acquisitions"). Accordingly, all financial information included herein reflects the consolidated operations of eBay and the acquired companies. Certain prior period balances have been reclassified to conform to the current period presentation.

 Fair value of financial instruments

  The Company's financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

  Short and long-term investments, which include marketable equity securities, municipal, government and corporate bonds are classified as available-for-sale and reported at fair value. Unrealized gains and losses are excluded from earnings and reported as a component of stockholders' equity.

 Concentration of credit risk

  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments are deposited with high credit, quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and throughout the world and are denominated in U.S. dollars. Accounts receivable balances are typically settled through customer credit cards and, as a result, the majority of accounts receivable are collected upon processing of credit card transactions. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. During the years ended December 31, 1997, 1998 and 1999, no customers accounted for more than 10% of net revenues or net accounts receivable.

 Property and equipment

  Property and equipment are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally five years or less for equipment and furniture, and up to 40 years for buildings and building improvements. Leased capital assets are depreciated using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

 Intangible assets

  Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer lists, workforce, technological know how, covenants not to compete and goodwill. Intangible assets are amortized from eight months to 10 years on a straight-line basis which represents on the estimated periods of benefit.

                                   eBAY INC.

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

  Environmental expenditures that relate to current operations are charged to expense or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are charged to expense. Liabilities are recorded when environmental assessments are made, remediation obligations are probable and the costs can be reasonably estimated. The timing of these accruals is generally upon the completion of feasibility studies. For the periods presented, estimated liabilities of $5.9 million are included within other liabilities.

 Investment in general partnerships

  Interests in general partnerships in which the Company holds more than 50 percent ownership and exerts control are consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these general partnerships and the ownership interests of minority investors are recorded as minority interests and are included within other liabilities. Investments in general partnerships in which the Company holds more than 20 percent ownership and exerts significant influence are accounted for using the equity method of accounting and are recorded as investment in partnerships and are included within other liabilities.

 Impairment of long-lived assets

  The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

 Revenue recognition

  Online transaction revenues are derived primarily from placement fees charged for the listing of items on the eBay service and success fees calculated as a percentage of the final sales transaction value. Revenues related to placement fees are recognized at the time the item is listed, while those related to success fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Provisions for doubtful accounts and authorized credits to sellers are provided at the time of revenue recognition based upon the Company's historical experience.

  The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and its effect on the recognition of placement fee revenue. Although the Company believes the effect of SAB 101 on historical placement fee revenue is insignificant, eBay has adopted the provision for placement fee revenue in the first quarter of 2000. As such, placement fee revenue will be recognized ratably over the estimated period of the transaction.

  Kruse auction revenues are derived primarily from entry fees on auction items, bidder registration fees and commission fees calculated as a percentage of the final auction sales transaction value. Revenues related to these fees are recognized upon the completion of an auction. Revenues are also derived from sponsorship fees paid by
                                   eBAY INC.

various corporations. Sponsorship fee revenues are recognized over the term of the sponsorship agreement. Advertising revenues and auctioneer tuition fees do not represent a significant source of revenues and are recognized as advertising and auctioneer training services are provided.

  B&B auction revenues are derived primarily from auction commissions and fees from the sale of property through the auction process. Revenues from these sources are recognized at the date the related auction is concluded. Service revenues are derived from financial, appraisal and other related services and are recognized as such services are rendered. Rental revenues are derived from property rentals to third parties.

  To date, advertising revenue, which includes barter advertising, has accounted for less than 1% of the Company's revenue. Historically, the Company has recorded barter revenue only to the extent that specific objective evidence existed demonstrating the fair value of benefits given and received. As a result, most barter transactions were judged to have no value or associated revenue.

 Product development costs

  Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of website content are included in product development expense in the accompanying consolidated statement of income.

 Advertising expense

  The Company recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising expenses totaled $2.8 million, $15.4 million, and $45.3 million during the years ended December 31, 1997, 1998 and 1999, respectively.

 Stock-based compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Consensus on Issue No. 96-18.

 Income taxes

  Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences
                                   eBAY INC.

of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Comprehensive income

  Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. At December 31, 1997 and 1998, the Company did not have transactions that were required to be reported in comprehensive income.

 Recent accounting pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal quarter ending on or after June 30, 2000. The Company will adopt SFAS No. 133 in its quarter ending June 30, 2000. The Company has not engaged in significant hedging activities or invested in derivative instruments.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company believes the effect of SAB 101 on historical placement fee revenue is insignificant but has adopted the provision for placement fee revenue in the first quarter of 2000. As such, placement fee revenue will be recognized ratably over the estimated period of the transaction.

  In November 1999, the EITF commenced discussions on EITF No. 99-17, "Accounting for Advertising Barter Transactions." The EITF provides guidance on the recognition of Internet barter advertising revenues and expenses under various circumstances. The EITF reached a conclusion that revenues and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. The Company does not expect that the adoption of EITF No. 99-17 will have a material impact on its consolidated financial statements.

Note 2--Net Income per Share:

  The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested, restricted Common Stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A and Series B Convertible Preferred Stock, are included in diluted net income per share to the extent such shares are dilutive.

                                   eBAY INC.

  The following table sets forth the computation of basic and diluted net income per share for the periods indicated, (in thousands, except per share amounts):

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Numerator:
  Net income..................................... $  7,061  $  7,273  $ 10,828
  Accretion of Series B Mandatorily Redeemable
   Convertible Preferred Stock to redemption
   value.........................................      (46)      (46)      --
                                                  --------  --------  --------
  Net income available to common stockholders.... $  7,015  $  7,227  $ 10,828
                                                  ========  ========  ========
Denominator:
  Weighted average shares........................   63,315    91,642   127,301
  Weighted average unvested common shares subject
   to repurchase agreements......................  (38,887)  (39,578)  (19,066)
                                                  --------  --------  --------
  Denominator for basic calculation..............   24,428    52,064   108,235
  Weighted average effect of dilutive securities:
    Series A Preferred Stock.....................   15,088    11,037       --
    Series B Preferred Stock.....................    6,372     8,054       --
    Series B Preferred Stock warrants............      --      1,098       --
    Unvested common shares subject to repurchase
     agreements..................................   38,887    39,578    19,066
    Employee stock options.......................      --      4,928     8,609
                                                  --------  --------  --------
  Denominator for diluted calculation............   84,775   116,759   135,910
                                                  ========  ========  ========
Net income per share:
  Basic.......................................... $   0.29  $   0.14  $   0.10
                                                  ========  ========  ========
  Diluted........................................ $   0.08  $   0.06  $   0.08
                                                  ========  ========  ========

Note 3--Acquisitions:

 Jump Incorporated

  Effective June 30, 1998, the Company acquired all the outstanding shares of Jump, an online personal trading community. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined using a combination of methods, including replacement cost estimates for acquired research and development and completed technology, a risk-adjusted income approach for the acquired customer list and the amounts paid for covenants not to compete.

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

                                   eBAY INC.

 Butterfield & Butterfield

  On May 28, 1999, eBay acquired Butterfield & Butterfield Auctioneers Corporation, a Delaware corporation and all affiliated entities under common control including Butterfield Credit Corporation Inc., 111 Potrero Partners, LLC and HBJ Partners, LLC. (collectively "B&B" or the "B&B Companies").

  Butterfield & Butterfield Auctioneers Corp. ("Butterfield & Butterfield") was established in 1865, incorporated in California in July 1970 and reincorporated in the state of Delaware in March 1999. Butterfield & Butterfield conduct auctions and perform appraisal services of fine art, jewelry, antiques and other collectibles primarily in San Francisco, Los Angeles and Chicago.

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

  HBJ Partners, LLC ("HBJ") is a limited liability corporation organized in California in September 1996. HBJ owns several commercial properties located in San Francisco, which are currently occupied by B&B and third parties. HBJ also has general partnership interests in 17600 Santa Fe Avenue Partners, 2959 Victoria Street Partners and 6700 Cherry Avenue Partners. Ownership interests in the above partnerships at the date of acquisition were 58%, 60% and 38%, respectively.

  The aggregate consideration exchanged for the acquisition was 1,327,370 shares of eBay common stock. The acquisition has been accounted for as a pooling of interests. In April 1999, B&B withdrew its registration statement for its initial public offering. Accordingly, in the second quarter of 1999, the Company recorded a charge of approximately $2.6 million related to the costs of the withdrawn offering.

 Kruse International

  On May 18, 1999, eBay acquired Kruse, Inc. (d/b/a Kruse International) and all affiliated entities under common control including: Auburn Cordage, Inc., ACD Auto Sales, Inc., Reppert School of Auctioneering, Inc. and Classic Advertising & Promotions, Inc., each an Indiana corporation (collectively, "Kruse" or the "Kruse Companies").

  Kruse International was founded in 1971 and operated as a sole proprietorship until it was incorporated in the state of Indiana in August 1986. The Kruse Companies conduct auctions, perform appraisal services and auctioneer training for classic car auctions in various locations in the United States, England, Germany and the Netherlands.

  The aggregate consideration exchanged for the acquisition was 787,312 shares of eBay common stock for all shares of capital stock of the Kruse Companies. The acquisition has been accounted for as a pooling of interests.

 Billpoint

  On May 25, 1999, eBay acquired Billpoint, Inc. ("Billpoint"). Billpoint has developed a centralized, turnkey authorization, billing and payment fulfillment solution that permits individuals and small merchants to
                                   eBAY INC.

accept credit cards as payment for Internet-based sales transactions. Billpoint's service is now being made available to the Company's users, providing the ability to accept credit cards for payment.

  In connection with the acquisition, eBay issued 524,132 shares of eBay common stock to the existing Billpoint shareholders as consideration for all shares of capital stock, and all options and warrants to purchase shares of common stock of Billpoint outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase shares of eBay common stock. The acquisition has been accounted for as a pooling of interests.

  The components of net revenues, operating expenses and net income (loss) during the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                     Net    Operating Net Income
                                                   Revenues Expenses    (Loss)
                                                   -------- --------- ----------
   Year Ended December 31, 1996
     Kruse........................................ $ 7,760   $ 6,024    $  (69)
     B&B..........................................  23,919    12,699     3,259
                                                   -------   -------    ------
                                                   $31,679   $18,723    $3,190
                                                   =======   =======    ======
   Year Ended December 31, 1997
     Kruse........................................ $ 7,520   $ 5,895    $ (237)
     B&B..........................................  28,106    13,577     6,424
                                                   -------   -------    ------
                                                   $35,626   $19,472    $6,187
                                                   =======   =======    ======
   Year Ended December 31, 1998
     Kruse........................................ $10,265   $ 8,119    $  (58)
     Billpoint....................................     --         74       (74)
     B&B..........................................  28,512    14,745     5,007
                                                   -------   -------    ------
                                                   $38,777   $22,938    $4,875
                                                   =======   =======    ======

 alando.de.ag

  On June 15, 1999, eBay acquired all of the outstanding stock of alando.de.ag ("alando"). alando began operations on February 19, 1999 and is Germany's leading online personal trading community. The aggregate consideration exchanged for the acquisition was 316,000 shares of eBay common stock. The acquisition has been accounted for as a pooling of interests.

Note 4--Segment Information:

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

  eBay has identified two primary operating segments: online trading services and offline, traditional auction services. The online trading services segment consists of the operations of eBay, Billpoint and alando. The offline, traditional auction segment consists of the current operations of B&B and Kruse.

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

                                                   Year Ended December 31, 1997
                                                  ------------------------------
                                                  Online  Offline  Consolidated
                                                  ------  -------  ------------
   Net revenues from external customers.......... $5,744  $35,626    $41,370
                                                  ======  =======    =======
   Operating income before amortization of
    intangibles, stock compensation, and merger
    related costs................................ $1,487  $ 8,496    $ 9,983
   Interest and other income, net................     59      995      1,054
   Interest expense..............................     (3)  (2,368)    (2,371)
   Amortization of intangibles, stock
    compensation, and merger related costs.......    --       --         --
                                                  ------  -------    -------
   Income before income taxes, as reported....... $1,543  $ 7,123    $ 8,666
                                                  ======  =======    =======
   Total assets.................................. $5,619  $56,731    $62,350
                                                  ======  =======    =======

                                                 Year Ended December 31, 1998
                                                 ------------------------------
                                                 Online   Offline  Consolidated
                                                 -------  -------  ------------
   Net revenues from external customers......... $47,352  $38,777    $ 86,129
                                                 =======  =======    ========
   Operating income before amortization of
    intangibles, stock compensation, and merger
    related costs............................... $11,573  $ 6,678    $ 18,251
   Interest and other income, net...............     908      891       1,799
   Interest expense.............................     (39)  (2,152)     (2,191)
   Amortization of intangibles, stock
    compensation, and merger related costs......  (5,486)     --       (5,486)
                                                 -------  -------    --------
   Income before income taxes, as reported...... $ 6,956  $ 5,417    $ 12,373
                                                 =======  =======    ========
   Total assets................................. $92,545  $56,991    $149,536
                                                 =======  =======    ========

                                               Year Ended December 31, 1999
                                               -------------------------------
                                                Online   Offline  Consolidated
                                               --------  -------  ------------
   Net revenues from external customers....... $182,533  $42,191    $224,724
                                               ========  =======    ========
   Operating income before amortization of
    intangibles, stock compensation, and
    merger related costs...................... $  4,248  $ 3,188    $  7,436
   Interest and other income, net.............   23,135      209      23,344
   Interest expense...........................     (152)  (1,815)     (1,967)
   Amortization of intangibles, stock
    compensation, and merger related costs....   (6,766)  (1,834)     (8,600)
                                               --------  -------    --------
   Income (loss) before income taxes, as
    reported.................................. $ 20,465  $  (252)   $ 20,213
                                               ========  =======    ========
   Total assets............................... $867,239  $96,703    $963,942
                                               ========  =======    ========

                                   eBAY INC.

Note 5--Investments:

  At December 31, 1999, short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows, (in thousands):

                                        Gross     Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
   Short-term investments:
     Municipal bonds and notes....... $ 75,442   $   --     $   (55)  $ 75,387
     Corporate bonds.................   44,356       --          (5)    44,351
     Government securities...........   59,820       --        (492)    59,328
     Other...........................    2,034       --         (14)     2,020
                                      --------   -------    -------   --------
       Total......................... $181,652   $   --     $  (566)  $181,086
                                      ========   =======    =======   ========
   Long-term investments:
     Municipal bonds and notes....... $322,144   $   --     $(3,425)  $318,719
     Corporate bonds.................    2,353       --         (26)     2,327
     Government securities...........   28,112       --        (392)    27,720
     Other...........................   12,012    13,210        --      25,222
                                      --------   -------    -------   --------
       Total......................... $364,621   $13,210    $(3,843)  $373,988
                                      ========   =======    =======   ========

  At December 31, 1998, short and long-term investments in marketable securities were classified as available-for-sale and consisted entirely of municipal bonds and notes, the fair value of which approximated cost.

  The estimated fair value of short and long-term investments classified by date of contractual maturity are as follows, (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                1998     1999
                                                               ------- --------
   Due within one year or less................................ $12,287 $247,513
   Due after one year through two years.......................  28,114  128,455
   Due after two years through three years....................     --   153,884
   Equity investments.........................................     --    25,222
                                                               ------- --------
                                                               $40,401 $555,074
                                                               ======= ========

Note 6--Balance Sheet Components:

                                                                December 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
                                                               (in thousands)
   Cash and cash equivalents:
     Cash and money market funds............................  $14,720  $ 55,414
     Securities and cash equivalents........................   22,565   164,265
                                                              -------  --------
       Total................................................  $37,285  $219,679
                                                              =======  ========
   Accounts receivable, net:
     Accounts receivable....................................  $16,056  $ 44,940
     Less: Allowance for doubtful accounts..................   (2,614)   (6,722)
       Allowance for authorized credits.....................   (1,017)   (1,680)
                                                              -------  --------
         Total..............................................  $12,425  $ 36,538
                                                              =======  ========

                                   eBAY INC.

  Write-offs against the allowance for doubtful accounts were $562,000 and $4.5 million in the years ended December 31, 1998 and 1999, respectively.

                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                                                              (in thousands)
   Property and equipment, net:
     Land and buildings..................................... $ 42,150  $ 61,274
     Computer equipment and software........................   10,730    64,872
     Leasehold improvements.................................    2,312     6,510
     Furniture and fixtures.................................    1,697     8,844
     Vehicles and other.....................................      881     2,529
                                                             --------  --------
       Total................................................   57,770   144,029
   Less: Accumulated depreciation and amortization..........  (13,708)  (32,223)
                                                             --------  --------
       Total................................................ $ 44,062  $111,806
                                                             ========  ========

  Within computer equipment and software, the Company capitalized $788,000 and $5.8 million in site related software during the years ended December 31, 1998 and 1999, respectively.

   Intangible assets, net:
     Intangible assets...................................... $  5,442  $ 12,601
     Accumulated amortization...............................   (1,714)   (3,789)
                                                             --------  --------
       Total................................................ $  3,728  $  8,812
                                                             ========  ========
   Accrued expenses and other current liabilities:
     Accrued compensation and related benefits.............. $  2,241  $  5,826
     Advertising accruals...................................    1,274     4,918
     Professional fees......................................      451     3,990
     Other accruals.........................................    2,611    17,816
                                                             --------  --------
       Total................................................ $  6,577  $ 32,550
                                                             ========  ========

Note 7--Debt:

 Credit facilities

  At December 31, 1998, the Company maintained a revolving line of credit with a bank that provided for borrowings of up to $4.5 million. The line of credit accrued interest on outstanding borrowings at a rate equal to the bank's prime rate. The line of credit was terminated during 1999.

                                   eBAY INC.

 Notes payable

  Notes payable consists of amounts payable to various financial institutions and a former shareholder, which are secured by specific properties and are detailed as follows:

                                                              December 31,
                                                            -----------------
                                                             1998      1999
                                                            -------  --------
     Revolving line of credit, prime rate.................. $ 2,991  $    --
     Mortgage notes, prime plus 1%, due September 31,
      2002.................................................   1,905     1,797
     Mortgage notes, LIBOR plus 1.75%, due July 15, 2001...   3,638     3,501
     Mortgage notes, LIBOR plus 1.75%, due May 15, 2000....  12,249    11,980
     Mortgage notes, 5.2% variable, due August 1, 2023.....     --      9,300
     Notes on foreclosed property, prime plus 2%, due
      August 2015..........................................     618       549
     8.5% loan in connection with Dunnings acquisition due
      June 30, 2000........................................     500       --
     6%-10.5% notes, due May 1999 through April 2004.......     507       176
                                                            -------  --------
       Subtotal............................................  22,408    27,303
     Less: Current portion.................................  (4,047)  (12,285)
                                                            -------  --------
       Long-term portion................................... $18,361  $ 15,018
                                                            =======  ========

  Mortgage notes outstanding are on property owned by the B&B Companies. The notes have variable interest rates from 5.2% to 10.5% and are secured by certain land, buildings and improvements. The notes are repayable in equal monthly installments over three to thirty year terms, with final installments consisting of all remaining unpaid principal and accrued interest at the end of the term.

  During 1997, B&B foreclosed on secured receivables totaling $815,000 and assumed a related note payable for $668,000, plus unpaid property taxes of $27,000. The property received in the foreclosure consisted of inventory with an estimated value of $150,000 and real property recorded at the remaining value of consideration given of $1.4 million, which approximates its fair value. The real property has been classified as a non-current asset in the accompanying consolidated balance sheet, because B&B has not used the property in its business operations and has actively listed the property for sale since the foreclosure date. The related loan bears interest at a variable rate of prime plus 2% and is due in monthly principal and interest installments of $9,000.

  Minimum annual repayments on these notes at December 31, 1999, are as follows:

     Year ending
     December 31,                                                         Total
     ------------                                                        -------
      2000.............................................................. $12,285
      2001..............................................................   3,624
      2002..............................................................   1,640
      2003..............................................................      41
      2004..............................................................      43
      Thereafter........................................................   9,670
                                                                         -------
                                                                         $27,303
                                                                         =======

Note 8--Leasing Arrangements:

  The Company, through its B&B subsidiary, leases certain land and buildings. These leases are classified as operating leases that expire at various intervals between 2001 and 2013. Certain of these leases contain renewal
                                   eBAY INC.

options and have escalation clauses tied to changes in the Consumer Price Index. Under the terms of the leases, the tenants are generally responsible for the payment of property taxes, insurance and maintenance costs related to the leased property.

 Property on operating leases and property held for lease

  The following schedule provides a summary of the Company's investment in property held for lease by major classes at December 31, 1998 and 1999:

                                                       December 31, December 31,
                                                           1998         1999
                                                       ------------ ------------
     Land.............................................   $ 7,265      $12,711
     Building.........................................     8,581       20,789
     Building improvements............................     9,672        9,801
     Other............................................        37          --
                                                         -------      -------
                                                          25,555       43,301
     Less: Accumulated depreciation...................    (4,249)      (6,986)
                                                         -------      -------
                                                         $21,306      $36,315
                                                         =======      =======

  The following is a schedule by year of minimum future rental income on noncancellable operating leases as of December 31, 1999, (in thousands):

     Year ending
     December 31,                                                        Total
     ------------                                                       -------
      2000............................................................. $ 5,324
      2001.............................................................   5,342
      2002.............................................................   5,226
      2003.............................................................   5,245
      2004.............................................................   5,201
      Thereafter.......................................................  30,575
                                                                        -------
        Total minimum future rentals................................... $56,913
                                                                        =======

Note 9--Purchase and Sale of Properties or Property Interests:

  From time to time and in the ordinary course of business, the Company elects to sell properties previously held for lease, or purchase properties or property interests for future rental. The Company views its rental properties as sources of income, which may be derived either from property rental, or potentially the sale of the property. During 1998, the partners of 131 North Gilbert Avenue Partners, including the Company as a 63.3% holder, sold the property to an unrelated party for $2.5 million in cash and recognized a gain on the transaction of $200,000. In August 1998, the Company sold its Parthenia property for $865,000 in cash and recognized a gain of $133,000, and in November 1999, the Company sold its Curson property for $350,000 in cash and recognized a gain of $182,000.

  During 1999, the Company increased its ownership percentage in various property partnerships acquired in the merger with B&B. In one case, the Company became a majority owner in a property in which it had previously held a minority interest.

                                   eBAY INC.

Note 10--Commitments and Contingencies:

 Leases

  The Company leases property and equipment under non-cancelable operating leases that expire at various dates. Future minimum rental payments under non-cancelable operating leases subsequent to December 31, 1999, include those leases entered into subsequent to December 31, 1999 are as follows, (in thousands):

     Year ending                                                       Operating
     December 31,                                                       Leases
     ------------                                                      ---------
      2000............................................................  $10,080
      2001............................................................   10,105
      2002............................................................   10,148
      2003............................................................   10,143
      2004............................................................   10,299
      Thereafter......................................................    8,273
                                                                        -------
        Total minimum lease payments..................................  $59,048
                                                                        =======

  Rent expense in the years ended December 31, 1997, 1998 and 1999 totaled $223,000, $672,000 and $3.8 million, respectively.

 Advertising

  During 1998, the Company entered into a three-year marketing agreement with America Online, Inc. ("AOL"). Under the terms of the agreement, the Company will be provided with a specific number of advertising impressions featuring it as the preferred provider of personal trading services on AOL's service. In consideration, the Company committed to pay $12.0 million over the three-year term of the agreement. The Company is recognizing these fees as sales and marketing expenses over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. At December 31, 1998, the Company had made a prepayment of $4.0 million to AOL, of which $1.7 million was recognized as sales and marketing expense. In March 1999, the Company expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay was given a prominent presence featuring it as the preferred provider of personal trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. In consideration for this agreement, eBay will pay $75 million over the four-year term of the contract. In conjunction with the agreement, eBay developed a co-branded version of its service for each AOL property which prominently features each party's brand. AOL will be entitled to all advertising revenue from the co-branded site.

  In conjunction with the expanded strategic relationship, AOL terminated its original contract with the Company in August 1999. As a result, the remaining $8.0 million commitment associated with the original agreement was waived.

  During 1999, the Company had made a prepayment of $18.8 million under the amended agreement, of which $8.5 million was recorded as sales and marketing expense.

 Minimum auction guarantees

  From time to time the Company, through its B&B subsidiary, guarantees the minimum net proceeds with respect to the sale of properties at future auctions. Such guaranteed proceeds are often advanced to the consignor
                                   eBAY INC.

prior to the completion of the auction. The Company is responsible for the shortfall, if any, between the guaranteed minimum proceeds and the actual net proceeds upon the completion of the auction. Losses, if any, are recognized at the conclusion of the auction.

  At December 31, 1999, B&B had entered into an agreement with another auction service to sell certain memorabilia owned by a third party. The memorabilia's consignor was guaranteed minimum net proceeds of $2.0 million, half of which was guaranteed by each party.

 Other contingencies

  On March 23, 1999, the Company was sued by Network Engineering Software, Inc. ("NES") in the U.S. District Court for the Northern District of California for alleged willful and deliberate violation of a patent. The suit sought unspecified monetary damages as well as an injunction against the Company's operations. It also sought treble damages and attorneys' fees and costs. The Company has entered into a settlement agreement and license with NES, and this suit has been dismissed with prejudice.

  On September 1, 1999, the Company was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that the Company violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by the site's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. Discovery has commenced. The Company believes that it has meritorious defenses to this lawsuit and intends to defend itself vigorously. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on the Company's financial position or results of operations.

  On December 10, 1999, the Company sued Bidder's Edge, Inc. in the United States District court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against the Company alleging that the Company violated the antitrust laws by monopolizing or attempting to monopolize a market, competing unfairly, and interfering with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Expedited discovery in this case has commenced. The Company intends to prosecute its claims and defend itself against Bidder's Edge counterclaims vigorously. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on the Company's financial position or results of operations.

  Other third parties have from time to time claimed and may claim in the future that the Company has infringed their past, current or future technologies. The Company expects that participants in its markets increasingly will be subject to infringement claims as the number of services and competitors in our industry segment grows. Any claim like this, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on acceptable terms or at all. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on the Company's financial position or results of operations.

  From time to time, the Company is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on the Company's financial position or results of operations.

                                   eBAY INC.

Note 11--Related Party Transactions:

 Notes receivable from stockholders

  At December 31, 1998, the Company held notes receivable from employees, officers and a director totaling $1.1 million, $11,000 of which was outstanding at December 31, 1999. Notes receivable from stockholders represent amounts owed to the Company from the exercise of stock options. These full recourse notes are secured by Common Stock and bear interest at a rate of 8% per annum. Interest is due and payable on December 1st of each year, and the principal is due on or before December 1, 2002.

 Notes receivable from officer

  At December 31, 1999, the Company held a note receivable from an officer of the Company totaling $2.1 million. The note bears interest at a rate of 5.43% per annum and is secured by a Deed of Trust, assigned to the Company. All outstanding principal and interest are due and payable in 2000.

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

Note 12--Preferred Stock and Convertible Preferred Stock:

 Preferred Stock

  The Company is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At December 31, 1998, and 1999 there were 5,000,000 and 10,000,000 shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

 Convertible Preferred Stock

  Convertible Preferred Stock prior to the initial public offering at September 24, 1998 was composed of the following (in thousands):

                                                                    Liquidation
                                                    Shares          Redemption
                                            ---------------------- -------------
                                            Authorized Outstanding Amount Amount
                                            ---------- ----------- ------ ------
     Series A .............................   1,676       1,676    $1,000 $  --
     Series B .............................   1,415       1,415     6,300  5,093
     Undesignated .........................   2,909         --        --     --
                                              -----       -----    ------ ------
                                              6,000       3,091    $7,300 $5,093
                                              =====       =====    ====== ======

                                   eBAY INC.

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

Note 13--Common Stock:

  The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 900,000,000 shares of Common Stock. A portion of the shares outstanding are subject to repurchase by the Company over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 1998 and 1999, there were 32,213,000 and 12,678,000 shares, respectively, subject to repurchase rights at an average price of $0.04 and $0.12, respectively, per share.

  In June 1998, in connection with the appointment of two outside directors, the Company sold an aggregate of 643,500 shares of Common Stock to two directors and realized net proceeds of $2.0 million. The Company recognized the $429,000 excess of the estimated fair value of the stock over the price paid by the two directors as general and administrative expense in 1998.

  At December 31, 1999, the Company had reserved 24,443,360 and 722,051 shares of Common Stock for future issuance for the exercise of options under the stock option plans and issuance of shares under the employee stock purchase plan, respectively.

Note 14--Employee Benefit Plans:

 401(k) Savings Plan

  The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company age 21 years or older are eligible to participate in the 401(k) Plan. The Company had not been required to contribute to the 401(k) Plan but in 1998 elected to match contributions up to a maximum of $1,500 per employee, and committed to matching contributions to a maximum of $1,500 per employee per year in future periods. As a result, the Company contributed and expensed $97,000 and $856,000 in the years ended December 31, 1998 and 1999, respectively.

  As a result of the mergers with the Company in 1999, both B&B and Kruse terminated any existing defined savings contribution plans and adopted the Company's 401(k) Plan.

 Stock option plans

  In December 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"), and in June 1997, adopted the 1997 Stock Option Plan (the "1997 Plan") (collectively, the "Plans"). The Plans provide for the granting of stock options to employees and consultants of the Company. Options granted under the Plans may be either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). ISOs may be granted only to the Company's employees (including officers and directors who are also employees). NSOs may be granted to the Company's employees and consultants.

                                   eBAY INC.

  In July 1998, the Board adopted, and in August 1998 the Company's stockholders approved, the 1998 Equity Incentive Plan (the "1998 Plan") and reserved 13,500,000 shares of Common Stock for issuance thereunder. The 1998 Plan authorized the award of options, restricted stock awards and stock bonuses (each an "Award"). No person will be eligible to receive more than 3,000,000 shares in any calendar year pursuant to Awards under the 1998 Plan other than a new employee of the Company who will be eligible to receive no more than 6,000,000 shares in the calendar year in which such employee commences employment. Options granted under the 1998 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company.

  In October 1999, the Board of Directors adopted the 1999 Global Equity Incentive Plan ("the 1999 Plan") and reserved 2,500,000 shares of Common Stock for issuance thereunder. Options may be granted to Company employees, directors, and consultants and in particular those to Company employees, directors, and consultants who are neither citizens nor residents of the United States of America.

  In May 1999, in connection with the Company's acquisition of Billpoint, the Company assumed Billpoint's 1999 Stock Plan, and all options outstanding under the plan. At the time of the acquisition, the outstanding options became options to purchase approximately 100,000 shares of eBay common stock. The Company will make no further option grants under this plan.

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

  The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1997, 1998 and 1999, (shares in thousands):

                                     Year Ended December 31,
                         ---------------------------------------------------
                              1997              1998             1999
                         ---------------- ----------------- ----------------
                                 Weighted          Weighted         Weighted
                                 Average           Average          Average
                                 Exercise          Exercise         Exercise
                         Shares   Price   Shares    Price   Shares   Price
                         ------  -------- -------  -------- ------  --------
     Outstanding at
      beginning of
      period...........     675   $0.01    11,790   $0.02    9,246  $  3.68
       Granted ........  11,592    0.02    17,287    2.15    6,105   129.17
       Exercised ......     --      --    (19,477)   0.14   (1,775)    3.90
       Cancelled ......    (477)   0.01      (354)   1.67     (458)   77.92
                         ------           -------           ------
     Outstanding at end
      of period .......  11,790    0.02     9,246    3.68   13,118    59.45
                         ======           =======           ======
     Options
      exercisable at
      end of period ...  11,790    0.02       370    0.03    1,827    10.06
                         ======           =======           ======
     Weighted average
      fair value of
      options granted
      during period....            0.10              2.80            210.06

                                   eBAY INC.

  The following table summarizes information about fixed stock options outstanding at December 31, 1999, (shares in thousands):

                                          Options Outstanding at          Options Exercisable
                                            December 31, 1999             at December 31, 1999
                                          ----------------------          --------------------
                                                                 Weighted             Weighted
                               Number of     Weighted Average    Average   Number of  Average
             Range of           Shares    Remaining Contractual  Exercise   Shares    Exercise
         Exercise Prices      Outstanding          Life           Price   Exercisable  Price
         ---------------      ----------- ---------------------- -------- ----------- --------
     $0.01-$3.11.............    2,351             8.2 years     $  1.15       792    $  0.87
      4.67-4.67..............    1,253             8.5              4.67       124       4.67
      5.00-5.00..............    3,768             8.6              5.00       821       5.00
      16.85-127.06...........    2,269             9.5             98.97        18      75.56
      127.88-152.06..........    2,476             9.7            141.88        12     138.50
      154.13-209.00..........    1,001             9.5            176.37        60     166.50
                                ------                                       -----
                                13,118             8.9             59.45     1,827      10.06
                                ======                                       =====

 Fair value disclosures

  The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               1997  1998  1999
                                                               ----  ----  ----
     Risk-free interest rates................................. 5.9%  4.9%  5.5%
     Expected lives (in years)................................ 5.0   3.0   3.0
     Dividend yield...........................................   0%    0%    0%
     Expected volatility......................................   0%   80%  100%

  Prior to the Company's initial public offering, the fair value of each option grant was determined using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The compensation cost associated with the Company's stock-based compensation plans, determined using the minimum value method prescribed by SFAS No. 123, did not result in a material difference from the reported net income for the year ended December 31, 1997. The effect of compensation cost on net income and earnings per share for the years ended December 31, 1998 and 1999 are as follows, (in thousands, except per share amounts):

                                                                1998    1999
                                                               ------ --------
Net income:
  As reported ................................................ $7,273 $ 10,828
  Pro forma .................................................. $6,497 $(60,190)
Net income/(loss) per share--basic:
  As reported ................................................ $ 0.14 $   0.10
  Pro forma .................................................. $ 0.12 $  (0.56)
Net income/(loss) per share--diluted:
  As reported ................................................ $ 0.06 $   0.08
  Pro forma .................................................. $ 0.06 $  (0.56)

                                   eBAY INC.

 1998 Employee Stock Purchase Plan

  In July 1998, the Board adopted, and in August 1998 the Company's stockholders approved, the 1998 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 900,000 shares of Common Stock for issuance thereunder. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically by the number of shares purchased under the Purchase Plan in the preceding calendar year. The aggregate number of shares reserved for issuance under the Purchase Plan shall not exceed 4,500,000 shares. The Purchase Plan became effective on September 24, 1998, the first business day on which price quotations for the Company's Common Stock were available on the Nasdaq National Market. Employees are generally eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders of the Company. Under the Purchase Plan, eligible employees may select a rate of payroll deduction between 2% and 10% of their W-2 cash compensation subject to certain maximum purchase limitations. Each Offering Period has a maximum duration of two years (the "Offering Period") and consists of four six-month Purchase Periods (each, a "Purchase Period"), with the exception of the first Purchasing Period, which began on September 24, 1998 and ended on April 30, 1999 and a supplemental purchasing period to accommodate merged employees which began on July 1, 1999 and ended on October 31, 1999. Offering Periods and Purchase Periods thereafter will begin on May 1 and November 1. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan.

 1998 Directors Stock Option Plan

  In July 1998, the Board adopted, and in August 1998 the Company's stockholders approved, the 1998 Directors Stock Option Plan ("Directors Plan") and reserved a total of 600,000 shares of the Company's Common Stock for issuance thereunder. Members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Directors Plan. The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the Common Stock on the date of grant. Each eligible director who first becomes a member of the Board on or after September 24, 1998 will initially be granted an option to purchase 90,000 shares (an "Initial Grant") on the date such director first becomes a director. Immediately following each Annual Meeting of the Company, each eligible director will automatically be granted an additional option to purchase 15,000 shares if such director has served continuously as a member of the Board since the date of such director's Initial Grant or, if such director was ineligible to receive an Initial Grant, since the Effective Date. In March 1999, the Board amended the Directors Plan to provide that no such grants would be made to eligible directors at the 1999 Annual Meeting. The term of such options is ten years, provided that they will terminate seven months following the date the director ceases to be a director or a consultant of the Company (twelve months if the termination is due to death or disability). All options granted under the Directors Plan will vest as to 25% of the shares on the first anniversary of the date of grant and as to 2.08% of the shares each month thereafter, provided the optionee continues as a member of the Board or as a consultant to the Company.

 Unearned stock-based compensation

  In connection with certain stock option and stock warrant grants during the years ended December 31, 1997, 1998 and 1999, the Company recognized unearned compensation totaling $1.4 million, $5.4 million and $6.3 million, respectively, which is being amortized over the four-year vesting periods of the options and the one year vesting period of the warrant as applicable. Amortization expense recognized during the years ended December 31, 1997, 1998 and 1999 totaled approximately $25,000, $3.1 million and $4.7 million, respectively.

                                   eBAY INC.

Note 15--Income Taxes:

 The components of income (loss) before income taxes for the years ended December 31, 1997, 1998 and 1999 are as follows, (in thousands):

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                          1997   1998    1999
                                                         ------ ------- -------
     United States...................................... $8,032 $12,062 $25,187
     Foreign............................................    --      --   (4,974)
                                                         ------ ------- -------
                                                         $8,032 $12,062 $20,213
                                                         ====== ======= =======

  The provision for income taxes is composed of the following, (in thousands):

                                                            Year Ended December
                                                                    31,
                                                            -------------------
                                                            1997  1998   1999
                                                            ---- ------ -------
     Current:
       Federal............................................. $667 $2,419 $10,951
       State and local.....................................  207    963   2,683
                                                            ---- ------ -------
                                                             874  3,382  13,634
                                                            ---- ------ -------
     Deferred:
       Federal.............................................   81  1,211  (3,347)
       State and local.....................................   16    196    (902)
                                                            ---- ------ -------
                                                              97  1,407  (4,249)
                                                            ---- ------ -------
                                                            $971 $4,789 $ 9,385
                                                            ==== ====== =======

  The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 34% for 1997 and 1998 and 35% for 1999 to income before income taxes, (in thousands):

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1997     1998     1999
                                                    -------  -------  -------
     Provision at statutory rate................... $ 2,840  $ 4,255  $ 7,075
     Permanent differences:
       Foreign loss not recognized.................     --       --     1,741
       S Corporation (income) loss not subject to
        tax........................................  (2,307)  (1,848)     978
       Merger related expenses.....................     --       384      329
       Stock-based compensation....................     --     1,051     (379)
       Tax-exempt interest income..................     --      (175)  (4,223)
     Other.........................................     169      328    2,706
     State taxes, net of federal benefit...........     269      794    1,158
                                                    -------  -------  -------
                                                    $   971  $ 4,789  $ 9,385
                                                    =======  =======  =======

                                   eBAY INC.

  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following, (in thousands):

                                                                December 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
     Deferred tax assets:
       Net operating loss.................................... $   --   $ 83,894
       Accruals and reserves.................................     171     5,077
       Depreciation..........................................      61     2,617
       State income taxes....................................      43       --
       Goodwill..............................................     --      5,944
       Amortization..........................................      17       237
                                                              -------  --------
       Gross deferred tax assets.............................     292    97,769
     Valuation allowance.....................................     --    (83,894)
                                                              -------  --------
                                                                  292    13,875
                                                              -------  --------
     Deferred tax liabilities:
       Accruals and reserves not currently deductible........  (1,724)      --
       Depreciation..........................................    (261)      --
       Net unrealized gains on marketable securities.........     --     (3,731)
       State income taxes....................................     --        (88)
                                                              -------  --------
                                                               (1,985)   (3,819)
                                                              -------  --------
                                                              $(1,693) $ 10,056
                                                              =======  ========

  As of December 31, 1999, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $192.9 million and $99.1 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2004. Deferred tax assets of approximately $83.9 million at December 31, 1999 pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses are accounted for as a credit to additional paid-in capital rather than a reduction on the income tax provision.

  In connection with the acquisition of Butterfield & Butterfield by eBay, Butterfield & Butterfield's status as an S Corporation was terminated and B&B became subject to federal and state income taxes. The supplemental pro forma information below includes an increase to the provisions for income taxes based upon a combined federal and state tax rate of 42%. This amount approximates the statutory tax rates that would have been applied if B&B had been taxed as a C Corporation during the periods prior to its acquisition. Because the acquisition of the B&B companies has been accounted for as a pooling of interests, there has been no adjustment to the historical carrying values of the real estate holdings. However, these properties are subject to increases in tax basis which will result in a higher depreciable basis for income and property tax purposes. As a result, a deferred tax asset and a corresponding increase to stockholder's equity of approximately $8.8 million was recorded in the second quarter of 1999 for the difference between the financial statement carrying amounts and the tax basis of the related net assets upon the closing of the transaction.

                                   eBAY INC.

  The pro forma provision for income taxes is composed of the following, (in thousands):

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                           1997   1998   1999
                                                          ------ ------ -------
     Current:
       Federal........................................... $2,942 $4,303 $10,267
       State and local...................................    578  1,243   2,505
                                                          ------ ------ -------
                                                           3,520  5,546  12,772
                                                          ------ ------ -------
     Deferred:
       Federal...........................................     24  1,138  (3,566)
       State and local...................................      3    176    (939)
                                                          ------ ------ -------
                                                              27  1,314  (4,505)
                                                          ------ ------ -------
                                                          $3,547 $6,860 $ 8,267
                                                          ====== ====== =======

  The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 34% for 1997 and 1998 and 35% for 1999 to income before income taxes, (in thousands):

                                                          Year Ended December
                                                                  31,
                                                          ---------------------
                                                           1997   1998    1999
                                                          ------ ------  ------
     Provision at statutory rate......................... $2,840 $4,255  $7,075
     Permanent differences:
       Foreign loss not benefited........................    --     --    1,741
       Acquisition related expenses......................    --     384     329
       Stock based compensation..........................    --   1,051    (379)
       Tax exempt interest income........................    --    (175) (4,223)
       Other.............................................    141    316   2,706
     State taxes, net of federal benefit.................    566  1,029   1,018
                                                          ------ ------  ------
                                                          $3,547 $6,860  $8,267
                                                          ====== ======  ======

Note 16--Subsequent Events:

 GO.com

  On February 6, 2000, the Company entered into a four-year marketing agreement with GO.com. In accordance with the agreement, GO.com will provide the Company with online and offline promotion, the Company and GO.com will develop a co-branded version of the eBay service and both companies will develop a site featuring merchandise from GO.com affiliates. These affiliates include but are not limited to The Walt Disney Company, ESPN and ABC. In consideration for this agreement, eBay will pay a minimum of $30 million to GO.com over the four-year term.

 NEC

  On February 17, 2000 eBay Japan Inc., a wholly owned subsidiary of eBay, entered into a shareholder and marketing services agreement with NEC Corporation. In accordance with the shareholder agreement, NEC will acquire 30% of eBay Japan and eBay will retain the remaining 70% interest of eBay Japan. eBay will continue to consolidate eBay Japan due to a majority ownership interest and will reflect a minority interest for the equity interest of NEC.

                                   eBAY INC.

  In accordance with the marketing agreement, NEC will provide marketing and services to eBay Japan in an effort to deliver a minimum level of confirmed registered users. As compensation for the marketing and other services performed by NEC, eBay Japan will pay NEC an annual up-front fee of approximately $1.5 million. The first payment will be made within 10 days of March 31, 2000 and subsequent payments will be payable on the anniversary of such date in each of the subsequent three years as long as the contract is in effect. If NEC is unable to deliver the minimum level of confirmed registered users, then eBay will have the right to repurchase shares of eBay Japan from NEC.

 Wells Fargo

  On February 24, 2000, Billpoint and Wells Fargo Bank ("Wells Fargo") entered into an agreement whereby Wells Fargo will be the exclusive provider of Internet payment services (as defined) of domestic transactions for Billpoint's customers. The service agreement expires February 28, 2007.

  In connection with this transaction Billpoint will reincorporate in Delaware and sell 350 shares of common stock and 1,399,965 shares of Series A Preferred stock to Wells Fargo which represents approximately 35% ownership in Billpoint. Simultaneously, eBay will exchange 25,999,350 common shares for 2,599,935 shares of Series A Preferred stock. eBay will continue to consolidate Billpoint due to a majority ownership interest and will reflect a minority interest for the equity interest of Wells Fargo Bank.

 Lease arrangement

  On March 1, 2000, the Company entered into a five-year lease for general office facilities located in San Jose, California. Payment under this lease, which commenced during 2000, are based on the London Interbank Offering Rate ("LIBOR") plus 0.394% applied to the $126.4 million cost of the facility funded by the lessor. The Company has an option to renew the lease for up to two five-year extensions subject to specific conditions. Under the terms of the lease agreement, the Company was required to place $126.4 million of cash and investment securities as collateral for the term of the lease. The cash and investment securities are restricted as to their withdrawal from the third party trustee.

 AutoTrader.com

  On March 6, 2000, eBay and Autotrader.com LLC ("Autotrader") entered into a marketing and services agreement whereby eBay and Autotrader will develop a co-branded site and Autotrader will refer customers desiring an auction pricing format to eBay for a referral fee. Under the terms of the agreement, eBay has committed to provide certain marketing expenditures for the promotion of the eBay service and additional automobile related services offered by Autotrader.

  The following is a schedule by year of committed marketing and promotional expenditures related to the agreement (in thousands):

     Year 1............................................................. $ 7,000
     Year 2.............................................................   8,000
     Year 3.............................................................   9,000
     Last 6 months......................................................   5,000
                                                                         -------
       Total............................................................ $29,000
                                                                         =======

  Under with the agreement, eBay acquired approximately a 3% equity investment in Autotrader representing 1,173,876 of Autotrader.com Class A units in exchange for cash proceeds of $9.2 million or $7.87 per unit.

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eBAY INC.

Date: March 29, 2000

Principal Executive Officer:              Principal Financial Officer and
                                          Principal
                                          Accounting Officer:

       /s/ Margaret C. Whitman                    /s/ Gary F. Bengier
By : ________________________________     By : ________________________________
  Margaret C. Whitman                        Gary F. Bengier
  President and Chief Executive              Vice President, Chief Financial
   Officer                                    Officer

                             Additional Directors

        /s/ Pierre M. Omidyar                  /s/ Philippe Bourguignon
By : ________________________________     By : ________________________________
  Pierre M. Omidyar                          Philippe Bourguignon
  Founder, Chairman of the Board and         Director
   Director

          /s/ Scott D. Cook                       /s/ Robert C. Kagle
By : ________________________________     By : ________________________________
  Scott D. Cook                              Robert C. Kagle
  Director                                   Director

         /s/ Dawn G. Lepore                      /s/ Howard D. Schultz
By : ________________________________     By : ________________________________
  Dawn G. Lepore                             Howard D. Schultz
  Director                                   Director