Form 10-K/A
period 1999-12-31
EBAY INC
filed 2000-04-28
CIK 1065088

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
[X] Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended Annual December 31, 1999.

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Transition Period from _________ to _________.

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

Employees

     As of March 1, 2000, the Company had 1,212 employees. The Company has never had a work stoppage, no employees are represented under collective bargaining agreements and the Company believes its relations with its employees are good.

-------------------------------------------------------------------------------
PART III

Item 10: Directors and Executive Officers of the Registrant

-------------------------------------------------------------------------------

Executive Officers and Directors

 The following table sets forth certain information regarding the executive officers and directors of the Company as of April 24, 2000:



           Name           Age                      Position
 ------------------------ --- -------------------------------------------------

Pierre M. Omidyar.......  32 Founder, Chairman of the Board and a director
Margaret C. Whitman.....  43 President, Chief Executive Officer and a director
Gary F. Bengier.........  45 Vice President, Chief Financial Officer
Rebecca M. Guerra.......  47 Vice President, Human Resources
Michael R. Jacobson.....  45 Vice President, Legal Affairs, General Counsel
                             and Secretary
Jeffrey D. Jordan.......  41 Vice President Regionals and Services
Jeffrey S. Skoll........  35 Vice President, Strategic Planning and Analysis
Brian T. Swette.........  46 Chief Operating Officer
Maynard Webb....... ....  44 President of eBay Technologies
Steven P. Westly........  43 Senior Vice President, General Manager Premium
                             and International
Michael K. Wilson.......  42 Chief Scientist
Philippe Bourguignon (2)  52 Director
Scott D. Cook (1).......  47 Director
Robert C. Kagle (1)(2)..  44 Director
Dawn G. Lepore (1)......  46 Director
Howard D. Schultz (2)...  46 Director

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

     Gary F. Bengier serves eBay as Vice President, Chief Financial Officer and has been eBay's Chief Financial Officer since November 1997. From February 1997 to October 1997,Mr. Bengier was Vice President and Chief Financial Officer of VXtreme, Inc. a developer of Internet video streaming products. Prior to that time, Mr. Bengier was Corporate Controller at Compass Design Automation, a publisher of electronic circuit design software, from February 1993 to February 1997. Mr. Bengier has also held senior financial positions at Kenetech Corp., an energy services company, and Qume Corp., a computer peripherals company, where he participated in numerous debt and equity financing transactions. Mr. Bengier holds a B.B.A. degree in Computer Science and Operations Research from Kent State University and an M.B.A. degree from the Harvard Business School.

     Rebecca M. Guerra has served as eBay's Vice President, Human Resources since June 1999. From August 1992 to June 1999, Ms. Guerra was Vice President, Human Resources of Adobe Systems, Inc. From February 1989 to August 1992, Ms. Guerra was Director of Human Resources for Mips Computer Systems (Silicon Graphics, Inc.) Ms. Guerra holds a degree in Bachelor of Science and Commerce from University of Santa Clara and a Master of Business Administration, Finance and Accounting from University of Santa Clara.

     Michael R. Jacobson has served as eBay's Vice President, General Counsel and Secretary since August 1998. From 1986 to August 1998, Mr. Jacobson was a partner with the law firm of Cooley Godward LLP, specializing in securities law, mergers and acquisitions and other transactions. Mr. Jacobson holds an A.B. degree in Economics from Harvard College and a J.D. degree from Stanford Law School.

     Jeffrey D. Jordan has served as eBay's Vice President, Regionals and Services since September 1999. From September 1998 to September 1999, Mr. Jordan served as Chief Financial Officer for Hollywood Entertainment and President of their subsidiary, Reel.com. From September 1990 to September 1998, Mr. Jordan served in various capacities including most recently Senior Vice President and Chief Financial Officer of The Disney Store Worldwide, a subsidiary of the Walt Disney Company. Mr. Jordan holds a BA in Political Science and Psychology from Amherst College and a M.B.A. degree from the Stanford Graduate School of Business.

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

     Brian T. Swette now serves eBay as Chief Operating Officer and previously served as Senior Vice President of Marketing since August 1998. From 1981 to June 1998, Mr. Swette was employed by Pepsi-Cola Beverages, a global beverage company, in various capacities including most recently Executive Vice President and Chief Marketing Officer--Global Beverages. Mr. Swette serves on the board of directors of J.Crew Apparel. Mr. Swette holds a B.S. degree in Economics from Arizona State University.

     Maynard Webb has served as President, eBay Technologies since August 1999. From July 1998 to August 1999, Mr. Webb was Senior Vice President and Chief Information Officer at Gateway, Inc. From February 1995 to July 1998, Mr. Webb was Vice President and Chief Information Officer at Bay Networks, Inc. From June 1991 to January 1995, Mr. Webb was Director, IT at Quantum Corporation. Mr. Webb holds a BAA degree from Florida Atlantic University.

     Steven P. Westly now serves eBay as Senior Vice President, General Manager Premium and International and previously served as eBay's Vice President Marketing and Business Development since August 1997. From July 1996 to August 1997, Mr. Westly was Vice President, Business Development of WhoWhere?, an Internet directory and Web-based email company. Prior to that time, Mr. Westly was Director of Sales for Netcom, an Internet service provider, from August 1995 to July 1996 and was Deputy Director of Office of Economic Development, City of San Jose, California, from April 1991 to August 1995. Before joining the Office of Economic Development, Mr. Westly served as President of Codd and Date International, a relational database consulting firm, from January 1990 to March 1992 and was the Managing Director of Bridgemere Capital, an investment banking firm, from 1987 to 1990. Mr. Westly holds a B.A. degree in History from Stanford University and an M.B.A. degree from the Stanford Graduate School of Business.

     Michael K. Wilson now serves eBay as Chief Scientist and previously served as eBay's Senior Vice President Product Development and Site Operations and Vice President Product Development and Site Operations since January 1997. From October 1995 to January 1997, Mr. Wilson was Vice President of WELL Engaged, L.L.C., a wholly-owned subsidiary of The Well, a software company. Prior to that time, Mr. Wilson was an engineer for daVinci Time and Space, a television company, from February 1995 to October 1995, an engineer for eShop, a software company, from February 1992 to August 1994 and a Director of Mainframe Engineering for Neuron Data, an engineering company, from 1987 to 1991.

     Phillipe Bourguignon has served as a director of eBay since December 1999. Mr. Bourguignon has served as Chairman of the Board of Club Mediterranee S.A., since April 1997. Prior to this appointment, Mr. Bourguignon was Chief Executive Officer of Euro Disney S.A., the parent Company of Disneyland Paris, since 1993 and Executive Vice President of the Walt Disney Company (Europe) S.A., since October 1996. Mr. Bourguignon was named President of Euro Disney in 1992, a post he held through April 1993. He joined the Walt Disney company in 1988 as head of Real Estate development. Mr. Bourguignon holds a Masters Degree in Economics at the University of Aix-en-Provence and holds a post-graduate diploma from the Institut d'Administration des Enterprises (IAE) in Paris.

     Scott D. Cook has served as a director of eBay since June 1998. Mr. Cook is the founder of Intuit Inc., a financial software developer. Mr. Cook has been a director of Intuit since March 1984 and its Chairman of the Board since March 1993. From March 1984 to April 1994, Mr. Cook served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of
Amazon.com.   Mr. Cook holds a B.A. degree in Economics and Mathematics from the
University of Southern California and an M.B.A. degree from the Harvard Business School.

     Robert C. Kagle has served as a director of eBay since June 1997. Mr. Kagle has been a Member of Benchmark Capital Management Co., L.L.C. the General Partner of Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P., since its founding in May 1995. Mr. Kagle also has been a General Partner of Technology Venture Investors since January 1984. Mr. Kagle also serves on the board of directors of Ariba, Inc. and E-LOAN, Inc. Mr. Kagle holds a B.S. degree in Electrical and Mechanical Engineering from the General Motors Institute (renamed Kettering University in January 1998) and an M.B.A. degree from the Stanford Graduate School of Business.

     Ms. Dawn G. Lepore, has served as a director of eBay since December 1999. Ms. Lepore is Vice Chairman and Chief Information Officer and a member of the Management Committee of the Charles Schwab Corporation where she has served for over sixteen years in various capacities. Prior to her appointment as Chief Information Officer at Schwab in October 1993, Ms. Lepore served as Senior Vice President of Information Technology at Scwab from May 1993 to October 1993, responsible for the development of a wide range of systems to support Schwab's growing product offerings and client base. She also led a strategic initiative for redesigning Schwab's entire technology platform. Ms. Lepore currently serves on the board of directors of the Times Mirror Company and Viador, Inc. Ms. Lepore holds a B.A. degree from Smiths College in Music.

     Howard D. Schultz has served as a director of eBay since June 1998. Mr. Schultz is the founder of Starbucks Corporation, a provider of gourmet coffee, and has been its Chairman of the Board and Chief Executive Officer since its inception in 1985. From 1985 to June 1994, Mr. Schultz was also President of Starbucks. Mr. Schultz was the director of Retail Operations and Marketing for Starbucks Coffee Company, a predecessor to Starbucks from September 1982 to December 1985 and was the Chairman of the Board, Chief Executive Officer and President of Il Giornale Coffee Company, a predecessor to Starbucks, from January 1986 to July 1987. Mr. Schultz is also one of two founding members of Maveron LLC, a company providing advisory services to consumer-based businesses, and is one of two members of a limited liability company that serves as a general partner of its affiliated venture capital fund, Maveron Equity Partners, L.P. Mr. Schultz also serves on the board of directors of Drugstore.com, Inc.

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  eBAY INC.


Date: April 27, 2000

Principal Executive Officer:                           Principal Financial Officer and Principal
                                                       Accounting Officer:

By :  /s/  Margaret C. Whitman                         By :  /s/  Gary F. Bengier
    --------------------------------------------           -------------------------------------------
    Margaret C. Whitman                                    Gary F. Bengier
    President and Chief Executive Officer                  Vice President, Chief Financial Officer

                              Additional Directors

By :   /s/  Pierre M. Omidyar                          By :   /s/  Philippe Bourguignon
     -------------------------------------------           -------------------------------------------
     Pierre M. Omidyar                                     Philippe Bourguignon
     Founder, Chairman of the Board and Director           Director

By :   /s/  Scott D. Cook                              By :   /s/  Robert C. Kagle
     -------------------------------------------           -------------------------------------------
     Scott D. Cook                                         Robert C. Kagle
     Director                                              Director

By :   /s/  Dawn G. Lepore                             By :   /s/  Howard D. Schultz
     ------------------------------------------            -------------------------------------------
      Dawn G. Lepore                                       Howard D. Schultz
      Director                                             Director