Form 10-Q
period 2000-03-31
EBAY INC
filed 2000-05-15
CIK 1065088

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

                 For the quarterly period ended March 31, 2000

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

              2145 Hamilton Ave
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

                                Yes [X] No [_]

  As of May 1, 2000, there were 131,232,383 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   eBAY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
              (in thousands, except per share amounts; unaudited)

                                                       December 31, March 31,
                                                           1999        2000
                                                       ------------ ----------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................   $219,679   $  278,330
  Short-term investments..............................    181,086       66,521
  Accounts receivable, net............................     36,538       34,850
  Other current assets................................     22,531       37,009
                                                         --------   ----------
    Total current assets..............................    459,834      416,710
Property and equipment, net...........................    111,806      125,314
Long-term investments.................................    373,988      348,331
Notes receivable......................................        --         1,848
Restricted cash.......................................        --       126,390
Deferred tax asset....................................      5,639        6,187
Intangible and other assets, net......................     12,675       11,187
                                                         --------   ----------
                                                         $963,942   $1,035,958
                                                         ========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable....................................   $ 31,538   $   26,349
  Accrued expenses....................................     32,550       19,341
  Customer advances...................................      5,997        4,049
  Debt and leases, current............................     12,285       13,304
  Income taxes payable................................      6,455        6,398
  Other current liabilities...........................        --        24,035
                                                         --------   ----------
    Total current liabilities.........................     88,825       93,476
Debt and leases, long-term............................     15,018       14,828
Minority interest.....................................      1,732       15,365
Other liabilities.....................................      5,900        5,900
                                                         --------   ----------
                                                          111,475      129,569
                                                         --------   ----------
Stockholders' equity:
  Common Stock, $0.001 par value; 900,000 shares
   authorized; 259,564 and 261,024 shares issued and
   outstanding........................................        260          261
  Additional paid-in capital..........................    823,620      869,790
  Notes receivable from stockholders..................        (11)         (11)
  Unearned compensation...............................     (4,124)      (2,794)
  Retained earnings...................................     27,628       33,911
  Accumulated other comprehensive income..............      5,094        5,232
                                                         --------   ----------
    Total stockholders' equity........................    852,467      906,389
                                                         --------   ----------
                                                         $963,942   $1,035,958
                                                         ========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except per share amounts; unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
Net revenues:
  Fees and services........................................ $ 40,683  $ 79,088
  Real estate rentals......................................    1,057     1,493
  Other....................................................    1,061     5,172
                                                            --------  --------
    Total net revenues.....................................   42,801    85,753
                                                            --------  --------
Cost of net revenues:
  Fees and services........................................    7,499    22,625
  Real estate rentals......................................      478       647
                                                            --------  --------
    Total cost of net revenues.............................    7,977    23,272
                                                            --------  --------
      Gross Profit.........................................   34,824    62,481
                                                            --------  --------
Operating expenses:
  Sales and marketing......................................   16,958    33,940
  Product development......................................    2,163    11,119
  General and administrative...............................    7,614    15,794
  Payroll expense on employee stock options................      --        901
  Amortization of acquired intangibles.....................      328       275
                                                            --------  --------
Income from operations.....................................    7,761       452
                                                            --------  --------
Interest and other income, net.............................      813    10,956
Interest expense...........................................     (519)     (845)
                                                            --------  --------
Income before income taxes, minority interest and equity
 interest in partnership income............................    8,055    10,563
Provision for income taxes.................................   (4,271)   (4,554)
Minority interest in consolidated company..................      (78)      279
Equity interest in partnership income......................       59       --
Net income................................................. $  3,765  $  6,288
                                                            ========  ========
Net income per share (Note 1):
  Basic.................................................... $   0.02  $   0.03
                                                            ========  ========
  Diluted.................................................. $   0.01  $   0.02
                                                            ========  ========
Weighted average shares (Note 1):
  Basic.................................................... $195,363  $237,852
                                                            ========  ========
  Diluted..................................................  264,654   276,443
                                                            ========  ========
Supplemental pro forma information:
  Income before income taxes, minority interest and equity
   interest in partnership income.......................... $  8,055  $ 10,563
  Provision for income taxes as reported...................   (4,271)   (4,554)
  Pro forma adjustment to provision for income taxes (Note
   3)......................................................      136       --
  Minority interest in consolidated company as reported....      (78)      279
  Equity interest in partnership income....................       59       --
Pro forma net income....................................... $  3,901  $  6,288
                                                            ========  ========
Pro forma net income per share:
  Basic.................................................... $   0.02  $   0.03
                                                            ========  ========
  Diluted.................................................. $   0.01  $   0.02
                                                            ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)

                                                                  Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                                  1999    2000
                                                                 ------- -------
Net income...................................................... $ 3,765 $ 6,288
Other comprehensive income:
  Foreign currency translation adjustments......................     --      576
  Unrealized gains on securities................................     --   12,693
  Unrealized losses on securities...............................     --   (4,666)
                                                                 ------- -------
    Total other comprehensive income ...........................     --   14,891
                                                                 ------- -------
Estimated tax provision for other comprehensive income..........     --   (3,371)
                                                                 ------- -------
Comprehensive income............................................ $ 3,765 $11,520
                                                                 ======= =======
Net comprehensive income per share:
  Basic......................................................... $  0.02 $  0.05
                                                                 ======= =======
  Diluted....................................................... $  0.01 $  0.04
                                                                 ======= =======
Weighted average shares (Note 1):
  Basic......................................................... 195,363 237,852
                                                                 ======= =======
  Diluted....................................................... 264,654 276,443
                                                                 ======= =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
Cash flows from operating activities:
  Net income.............................................. $  3,765  $   6,288
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for doubtful accounts and authorized
     credits..............................................    1,940      3,742
    Depreciation and amortization.........................    2,155      8,204
    Amortization of unearned compensation.................      818      1,066
    Write off of accounts receivable......................      --        (415)
    Minority interest in combined companies...............       78       (287)
    Loss on impairment of asset held for sale.............      100        126
    Changes in assets and liabilities:
      Accounts receivable.................................   (7,647)    (1,639)
      Other current assets................................  (17,730)   (14,478)
      Other non-current assets............................      (27)    (1,358)
      Accounts payable....................................    1,448     (5,189)
      Accrued expenses....................................    4,410     10,826
      Income and other taxes payable......................    2,703      4,497
      Other liabilities...................................      248       (857)
                                                           --------  ---------
        Net cash provided by operating activities.........   (7,739)    10,526
                                                           --------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.....................  (11,260)   (21,379)
  Purchases of long-term investments......................      --    (126,390)
  Sale and maturity of short-term investments.............    8,280    114,565
  Sale and maturity of long-term investments..............      --      25,161
                                                           --------  ---------
        Net cash used in investing activities.............   (2,980)    (8,043)
                                                           --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of stock, net....................    4,638     18,065
  Proceeds from sale of minority interest.................      --      37,736
  Stockholder loan repayments.............................      563        --
  Principal payments on long-term debt and leases.........     (704)      (262)
  Stockholder distributions...............................   (1,323)       --
                                                           --------  ---------
        Net cash provided by financing activities.........    3,174     55,539
                                                           --------  ---------
  Effect of exchange rates on cash........................       (9)       629
                                                           --------  ---------
Net increase in cash and cash equivalents.................   (7,554)    58,651
Cash and cash equivalents at beginning of period..........   37,285    219,679
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 29,731  $ 278,330
                                                           ========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   eBAY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

 The Company

  eBay Inc. ("eBay") was incorporated in California in May 1996, reincorporated in Delaware in April 1998 and through March 31, 2000 had operations in the United Kingdom, Germany, Australia, Canada, and Japan. eBay pioneered online personal trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven-days-a-week. eBay also engages in the traditional auction business through its subsidiaries, Butterfield & Butterfield ("B&B") and Kruse International ("Kruse"), and in online payment processing through our Billpoint, Inc. ("Billpoint") subsidiary.

 Stock split

  On April 19, 2000, eBay's Board of Directors approved a two-for-one Common Stock split. Stockholders of record on May 9, 2000 will receive one additional share for each share owned on May 24, 2000. All share and per share amounts in these consolidated financial statements and notes thereto for all periods presented reflect the stock split.

  Wells Fargo

  On February 24, 2000, Billpoint and Wells Fargo Bank ("Wells Fargo") entered into an agreement whereby Wells Fargo will be the exclusive provider of Internet payment services (as defined) of domestic transactions for Billpoint's customers. The service agreement expires February 28, 2007.

  In connection with this transaction, in March, 2000 Billpoint was reincorporated in Delaware and sold 350 shares of common stock and 1,399,965 shares of Series A Preferred stock to Wells Fargo which represents approximately 35% ownership in Billpoint. Simultaneously, eBay exchanged 25,999,350 common shares for 2,599,935 shares of Series A Preferred stock. eBay will continue to consolidate Billpoint due to a majority ownership interest and will reflect a minority interest for the equity interest of Wells Fargo Bank.

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

 Principles of consolidation and basis of presentation

  The accompanying condensed consolidated financial statements as of December 31, 1999 are audited, and the condensed consolidated financial statements as of March 31, 2000, and for the three months ended March 31, 1999 and 2000 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of March 31, 2000 and for the three months ended March 31, 1999 and 2000. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited consolidated financial statements and related notes included in eBay's Report on Form 10-K for the year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

                                  eBAY, INC.

 Fair value of financial instruments

  eBay's financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

  Short and long-term investments, which include marketable equity securities, municipal, government and corporate bonds are classified as available-for-sale and reported at fair value. Realized gains and losses are included in earnings. Unrealized gains and losses are excluded from earnings and reported as a component of stockholders' equity.

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

 Environmental expenditures

  We own or control real estate properties that are either used in the auction business or leased to unrelated parties for various commercial applications. Certain environmental and structural deficiencies have been identified in the past for which we have remediation responsibility. The amounts accrued to correct these matters are based upon estimates developed in preliminary studies by external consultants. Due to uncertainties inherent in the estimation process, the amounts accrued for these matters may be revised in future periods as additional information is obtained.

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

 Investment in subsidiaries and general partnerships

  Interests in subsidiaries and general partnerships in which eBay holds more than 50 percent ownership and exerts control are consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these subsidiaries and general partnerships and the ownership interests of minority investors are recorded as minority interests and are included within long-term liabilities. Investments in subsidiaries and general partnerships that we hold more than 20 percent ownership and exert significant influence are accounted for using the equity method of accounting and are recorded as investment in partnerships and are included within other assets.

 Third party investment

  Third party investments in a subsidiary of eBay are considered for their impact on the dilution of eBay's interest at the date these investments are made. To the extent the proceeds of these investments differ from the third party's percent ownership in the net equity of the subsidiary, we will record these differences as a capital transaction and accordingly will reflect eBay's share of the difference within additional paid in capital.

                                  eBAY, INC.

 Impairment of long-lived assets

  eBay evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

 Revenue recognition

  Online transaction revenues are derived primarily from placement fees charged for the listing of items on the eBay website and success fees calculated as a percentage of the final sales transaction value. Revenues related to placement fees have historically been recognized at the time the item is listed, while those related to success fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Provisions for doubtful accounts and authorized credits to sellers are provided at the time of revenue recognition based upon our historical experience.

  We reviewed the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and its effect on the recognition of listing and featured item fee revenue. While the effect of SAB No. 101 on historical listing and featured item fee revenue is insignificant, eBay adopted the prescribed method for placement fee revenue in the first quarter of 2000. As such, listing and featured item fee revenue is recognized ratably over the estimated period of the auction.

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

  To date, advertising revenue, which includes barter advertising and commissions, has accounted for less than 5% of eBay's revenue. Historically, we have recorded barter revenue only for the instances when we have history of receiving or paying cash for similar advertising transactions. As a result, most barter transactions were judged to have no value or associated revenue.

 Product development costs

  Product development costs include expenses incurred by eBay to maintain, monitor and manage our website. We recognize website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, we expense all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance for the development of website content are included in product development expense in the accompanying consolidated statement of income.

                                  eBAY, INC.

 Comprehensive income

  Effective January 1, 1998 we adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive income resulted from an increase in foreign currency translation and a net unrealized gain on securities.

 Recent accounting pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal quarter ending on or after June 30, 2000. We will adopt SFAS No. 133 in our quarter ending June 30, 2000. To date, eBay's hedging activities and use of derivative instruments has not been significant.

  In November 1999, the EITF commenced discussions on EITF No. 99-17, "Accounting for Advertising Barter Transactions." The EITF provides guidance on the recognition of Internet barter advertising revenues and expenses under various circumstances. The EITF reached a conclusion in January, 2000 that revenues and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. eBay does not expect that the adoption of EITF No. 99-17 will have a material impact on our consolidated financial statements.

  In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

  FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. eBay is currently assessing the impact, if any, of adopting this interpretation.

                                  eBAY, INC.

Note 2--Net Income Per Share:

  The following table sets forth the computation of basic and diluted net income per share for the periods indicated, (in thousands, except per share amounts):

                                                              Three Months
                                                             Ended March 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
   Numerator:
     Net income............................................. $ 3,765  $ 6,288
                                                             =======  =======
   Denominator (Note 1):
     Weighted average shares................................ 246,850  260,186
     Weighted average common shares subject to repurchase
      agreements............................................ (51,487) (22,334)
                                                             -------  -------
   Denominator for basic calculation........................ 195,363  237,852
   Weighted average effect of dilutive securities:
     Warrants...............................................       2      --
     Weighted average common shares subject to repurchase
      agreements............................................  51,487   22,334
     Employee stock options.................................  17,802   16,257
                                                             -------  -------
   Denominator for diluted calculation...................... 264,654  276,443
                                                             =======  =======
   Net income per share:
     Basic.................................................. $  0.02  $  0.03
                                                             =======  =======
     Diluted................................................ $  0.01  $  0.02
                                                             =======  =======

Note 3--Income Taxes:

  Prior to the acquisition by eBay in 1999, B&B was taxed as an S Corporation. In connection with the acquisition, B&B's status as an S Corporation was terminated, and B&B became subject to federal and state income taxes. The supplemental pro forma financial information presented in the financial statements includes an increase to the provisions for income taxes based upon a combined federal and state tax rate. This rate approximates the statutory tax rate that would have been applied if B&B were taxed as a C Corporation prior to the acquisition.

Note 4--Segment Information:

  Effective January 1, 1998, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief decision-maker in order to allocate resources and in assessing performance.

  eBay has identified two primary operating segments: online services and offline, traditional auction services. The online services segment consists of the operations of eBay, Billpoint and alando. The offline, traditional auction segment consists of the current operations of B&B and Kruse.

                                  eBAY, INC.

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

                                  Three Months Ended              Three Months Ended
                                    March 31, 1999                  March 31, 2000
                             ------------------------------- -------------------------------
                              Online   Offline  Consolidated  Online   Offline  Consolidated
                             --------  -------  ------------ --------  -------  ------------
   Net revenues from
    external customer .....  $ 34,010  $ 8,791    $ 42,801   $ 77,262  $ 8,491   $   85,753
                             ========  =======    ========   ========  =======   ==========
   Operating income (loss)
    before amortization of
    acquired intangibles,
    stock compensation, and
    merger related costs...  $  9,926  $  (894)   $  9,032   $  1,522  $  (795)  $      727
   Interest and other
    income, net............       652      161         813     10,831      125       10,956
   Interest expense........       --      (519)       (519)      (273)    (572)        (845)
   Amortization of
    intangibles, stock
    compensation, and
    merger related costs...    (1,271)     --       (1,271)      (197)     (78)        (275)
                             --------  -------    --------   --------  -------   ----------
   Income (loss) before
    income taxes, excluding
    minority interest, as
    reported...............  $  9,307  $(1,271)   $  8,036   $ 11,808  $(1,245)  $   10,563
                             ========  =======    ========   ========  =======   ==========
     Total assets..........  $114,296  $51,867    $166,163   $942,791  $93,167   $1,035,958
                             ========  =======    ========   ========  =======   ==========

Note 5--Investments:

  At December 31, 1999 and March 31, 2000, short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows, (in thousands):

                                                  December 31, 1999
                                      -----------------------------------------
                                        Gross     Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
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
                                      ========   =======    =======   ========

                                  eBAY, INC.

                                                   March 31, 2000
                                      -----------------------------------------
                                        Gross     Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
   Short-term investments:
     Municipal bonds and notes....... $ 33,782   $   --     $   (42)  $ 33,740
     Corporate bonds.................   13,013       --         (21)    12,992
     Government securities...........   12,367       --         (46)    12,321
     Other...........................    7,468       --         --       7,468
                                      --------   -------    -------   --------
       Total......................... $ 66,630   $   --     $  (109)  $ 66,521
                                      ========   =======    =======   ========
   Long-term investments:
     Municipal bonds and notes....... $317,000   $   --     $(3,341)  $313,660
     Corporate bonds.................      --        --         --         --
     Government securities...........      --        --         --         --
     Other...........................   21,978    12,693        --      34,671
                                      --------   -------    -------   --------
       Total......................... $338,979   $12,693    $(3,341)  $348,331
                                      ========   =======    =======   ========

  The estimated fair value of short and long-term investments classified by date of contractual maturity are as follows, (in thousands):

                                                          December 31, March 31,
                                                              1999       2000
                                                          ------------ ---------
   Due within one year or less...........................  $ 247,513   $136,968
   Due after one year through two years..................    128,455    153,672
   Due after two years through three years...............    153,884     89,541
   Equity investments....................................     25,222     34,671
                                                           ---------   --------
                                                           $ 555,074   $414,852
                                                           =========   ========

Note 6--Debt:

  Notes payable consists of amounts payable to various financial institutions and a former shareholder, which are secured by specific properties and are detailed as follows:

                                                        December 31, March 31,
                                                            1999       2000
                                                        ------------ ---------
   Mortgage notes, prime plus 1%, due September 30,
    2002..............................................    $  1,797   $  1,770
   Mortgage notes, LIBOR plus 1.75%, due July 15,
    2001..............................................       3,501      3,450
   Mortgage notes, 8.25%, due May 15, 2000............      11,980     11,882
   Mortgage notes, 5.2% variable, due August 1, 2003..       9,300      9,300
   10.5% loan on foreclosed property due October
    2010..............................................         549        542
   6%-10.5% notes, due October 2000 through January
    2003..............................................         176        151
                                                          --------   --------
     Subtotal.........................................      27,303     27,095
   Less: Current portion..............................     (12,285)   (12,267)
                                                          --------   --------
                                                          $ 15,018   $ 14,828
                                                          ========   ========

                                  eBAY, INC.

  Mortgage notes outstanding are on property owned by the B&B Companies. The notes have variable interest rates and are secured by certain land, buildings and improvements. The notes are repayable in equal monthly installments over six to ten year terms, with final installments consisting of all remaining unpaid principal and accrued interest at the end of the term.

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

 Lease arrangement

  On March 1, 2000, eBay entered into a five-year lease for general office facilities located in San Jose, California. Payment under this lease, which commenced during 2000, are based on a spread over the London Interbank Offering Rate ("LIBOR") applied to the $126.4 million cost of the facility funded by the lessor. eBay has an option to renew the lease for up to two five-year extensions subject to specific conditions. Under the terms of the lease agreement, we were required to place $126.4 million of cash and investment securities as collateral for the term of the lease. The cash and investment securities are restricted as to their withdrawal from the third party trustee and are classified as restricted in the accompanying balance sheet.

Note 7--Contingencies:

 Lawsuits

  On September 1, 1999, eBay was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition ("Section 17200"), based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. We have filed a general demurrer which has been sustained by the court with leave to amend. The plaintiff has filed an amended complaint. Discovery has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly and, if eBay was to lose this lawsuit, our business could be harmed.

  On December 10, 1999, we sued Bidder's Edge, Inc. in the United States District court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we have violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Expedited discovery in this case has commenced. On April 13, 2000, the judge in this case tentatively ruled that he would grant us an injunction against Bidder's Edge on trespass and violation of the computer fraud and abuse act grounds. We intend to prosecute our claims and defend ourselves against Bidder's Edge's counterclaims vigorously. However, this lawsuit will be costly and our business would be harmed if we were to lose.

                                  eBAY, INC.

  On April 25, 2000 eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of eBay users who purchased forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged memorabilia on eBay. In addition, the lawsuit claims eBay violated section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity". The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly. If we lose this lawsuit, it would harm our business.

  From time to time, eBay is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on eBay's financial position or results of operations.

 Minimum Auction Guarantees

  From time to time eBay, through our B&B subsidiary, guarantees the minimum net proceeds with respect to the sale of properties at future auctions. Such guaranteed proceeds are often advanced to the consignor prior to the completion of the auction. We are responsible for the shortfall, if any, between the guaranteed minimum proceeds and the actual net proceeds upon the completion of the auction. Losses, if any, are recognized at the conclusion of the auction. At March 31, 2000, B&B had entered into two such agreements with guaranteed net proceeds of $1.25 million and $2.0 million. The $2.0 agreement is shared with another auction service, half of which is guaranteed by each party.

  GO.com

  On February 6, 2000, we entered into a four-year marketing agreement with GO.com. In accordance with the agreement, GO.com will provide us with online and offline promotion, eBay and GO.com will develop a co-branded version of the eBay service and both companies will develop a site featuring merchandise from GO.com affiliates. These affiliates include but are not limited to The Walt Disney Company, ESPN and ABC. In consideration for this agreement, eBay will pay a minimum of $30 million to GO.com over the four-year term.

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

  In accordance with the marketing agreement, NEC will provide marketing and services to eBay Japan in an effort to deliver a minimum level of confirmed registered users. As compensation for the marketing and other services performed by NEC, eBay Japan will pay NEC an annual up-front fee of approximately $1.5 million. The first payment was made in April, 2000 and additional payments will be payable on the anniversary of such date in each of the subsequent three years as long as the contract is in effect. If NEC is unable to deliver the minimum level of confirmed registered users, then eBay will have the right to repurchase shares of eBay Japan from NEC.

                                  eBAY, INC.

  AutoTrader.com

  On March 6, 2000, eBay and Autotrader.com LLC ("Autotrader") entered into a marketing and services agreement whereby eBay and Autotrader will develop a co-branded site, and Autotrader will refer customers desiring an auction pricing format to eBay for a referral fee. Under the terms of the agreement, we have committed to provide certain marketing expenditures for the promotion of the eBay service and additional automobile related services offered by Autotrader.

                                  eBAY, INC.

  The following is a schedule by year of committed marketing and promotional expenditures related to the agreement (in thousands):

       Year 1........................................................... $ 7,000
       Year 2...........................................................   8,000
       Year 3...........................................................   9,000
       Last 6 months....................................................   5,000
                                                                         -------
         Total.......................................................... $29,000
                                                                         =======

  Under the agreement, eBay acquired approximately a 3% equity investment in Autotrader representing 1,173,876 of Autotrader.com Class A units in exchange for cash proceeds of $10.3 million or $8.77 per unit.

 AOL

  In March 1999, eBay expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay was granted a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. In addition, eBay has developed or will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site. eBay will pay $75 million over the four-year term of the contract. We are recognizing these fees as sales and marketing expense over the greater of:
i) the ratio of the number of impressions delivered over the total number of contracted impressions, or ii) a straight-line basis beginning with the initial delivery of impressions and extending over the term of the contract. At March 31, 2000, we had advanced $37.5 million under the amended agreement, and had recognized $13.0 million as advertising expense commencing with the launch of the co-branded program and delivery of advertising impressions.

  In conjunction with the expanded strategic relationship, AOL terminated its original contract with eBay in August of 1999. As a result, the remaining $8.0 million commitment associated with the original agreement has been waived. AOL continued to deliver impressions under the original agreement through August 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD LOOKING STATEMENTS

  This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of eBay's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below.

Overview

  eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining format to buy and sell almost anything. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available seven-days-a-week. We extended our online offerings to include regional and international trading, autos, "premium" priced items, and we acquired Billpoint, a provider of online billing and payment solutions. eBay also expanded into the traditional auction business, also called offline trading, with our acquisitions of Butterfield & Butterfield and Kruse International.

  Substantially all of our revenues comes from fees and commissions associated with online and offline trading services. Online revenue is primarily derived from placement and success fees paid by sellers, as eBay does not charge fees to buyers. Sellers pay a nominal placement fee and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. To date, online advertising on the eBay website and online payment solutions provided by Billpoint have not made significant contributions to net revenues although we expect both of these sources of revenue to increase in the future. Offline revenue is derived from a variety of sources including sellers' commissions, buyers' premiums, bidder registration fees, and auction related services including appraisal and authentication. eBay expects that the online business will continue to drive the majority of revenue growth in the foreseeable future.

  The following table sets forth, for the periods presented, certain data from eBay's consolidated statement of income as a percentage of net revenues. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
   Net revenues...........................................     100.0%     100.0%
   Cost of net revenues...................................      18.6       27.1
                                                           ---------  ---------
     Gross profit.........................................      81.4       72.9
                                                           ---------  ---------
   Operating expenses:
     Sales and marketing..................................      39.6       39.6
     Product development..................................       5.1       13.0
     General and administrative...........................      17.8       18.4
     Payroll expense on employee stock options............       --         1.1
     Amortization of acquired intangibles.................       0.8        0.3
                                                           ---------  ---------
       Total operating expenses...........................      63.3       72.4
                                                           ---------  ---------
   Income from operations.................................      18.1        0.5
   Interest and other income, net.........................       0.7       11.8
                                                           ---------  ---------
   Income before income taxes.............................      18.8       12.3
   Provision for income taxes.............................     (10.0)      (5.3)
   Minority interest in consolidated company..............       --         0.3
                                                           ---------  ---------
   Net income.............................................       8.8%       7.3%
                                                           =========  =========

  It is difficult for us to forecast revenues or earnings accurately and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we have begun to recognize the seasonal nature of our business. In particular, the online portion of our business has historically noted stronger sequential quarterly revenue growth between the fourth quarter and the first quarter, and a lower, relatively level growth rate throughout the remainder of the year. Within offline auction operations, B&B typically experiences a strong revenue growth in the second and fourth quarters, while Kruse International experiences a strong revenue growth in the third quarter.

  Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. We expect to invest any revenue upside back into the business across all expense categories. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. As a general note, we expect costs to increase in absolute dollars across all income statement categories. As more users come to the site for practical and one-time items like computers and automobiles, we expect that the number of transactions per registered user will continue to decline. Because the product mix is varied, the metrics for transactions per registered user is decreasingly relevant. We expect that our gross margin could remain at levels lower than those experienced historically due primarily to the effects of depreciation from recently purchased and expected future purchases of site equipment and software, increases in site operations personnel and consulting costs, and growth within the customer support organization.

  Although the operations and results of both B&B and Kruse show seasonal trends in net revenues and expenses, annual results of operations are relatively stable when compared to the online business. To a large extent, the changes in the consolidated results of operations for the periods presented are due to the growth of the online business, which will be the primary focus of our year over year quarterly comparisons.

 Net Revenues

  eBay derives revenue from a variety of sources including: listing, success, and featured item fees for transactions occurring online, and auction related fees, commissions, sponsorships, and rental income in traditional auction operations. eBay's net revenues increased from $42.8 million in the three months ended March 31, 1999 to $85.8 million in the comparable period of 2000. The increases from 1999 to 2000 were almost entirely the result of increased use of the eBay site. The growth in the eBay site is predominantly attributable to the growth in the number of registered users, listings, and gross merchandise sales. We expect that future revenue growth will be largely driven by the online services.

  We have reviewed the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and its effect on the recognition of listing and featured item fee revenue. While the effect of SAB No. 101 on historical listing and featured item fee revenue is insignificant, eBay adopted the prescribed method for placement fee revenue in the first quarter of 2000. As such, listing and featured item fee revenue is recognized ratably over the estimated period of the auction.

 Cost of Net Revenues

  Cost of net revenues for online operations consists primarily of costs associated with customer support and site operations. The costs included are compensation and shared employee and facilities costs for customer support and site operations personnel, ISP connectivity charges, and depreciation on site equipment. Cost of net revenues in traditional auction operations primarily includes compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased from $8.0 million or 18.6% of net revenues for the three months ended March 31, 1999 to $23.3 million or 27.1% of net revenues for the comparable period in 2000. The increases from 1999 to 2000 were due almost entirely to the eBay online business, including the operations of alando and Billpoint. The increase in expenditures for the eBay online service from 1999 to 2000 resulted from the continued development and expansion of our customer support and site operations departments, depreciation of the equipment required for site operations, software licensing fees and ISP connectivity charges. Cost of net revenues as a percentage of net revenues is expected to remain at levels higher than those seen historically due to depreciation on site equipment that is purchased in advance of demand, an increase in site operations personnel related costs, and as we continue to grow our customer support function. Changes in offline cost of net revenues roughly paralleled the changes in net revenues during the periods reported.

 Sales and Marketing

  eBay's sales and marketing expenses for both the online and traditional auction businesses are comprised primarily of compensation for our sales and marketing personnel, advertising, tradeshow and other promotional costs, expenses for creative design of the website and shared employee and facilities costs. Sales and marketing expenses increased in absolute dollars from $17 million or 39.6% of net revenues for the three months ended March 31, 1999 to $33.9 million or 39.6% of net revenues for the same period in 2000. Increases from 1999 to 2000 were primarily the result of growth in online advertising, including expenses associated with the marketing agreement with AOL, personnel related costs, costs associated with the use of outside services and consultants, and miscellaneous user and promotional costs.

  Online sales and marketing expenses are expected to increase in absolute dollars in 2000, due to a full year of advertising impressions delivered under the strategic alliance with AOL, new alliances including agreements with Go.com and Autotrader.com, the expansion of international advertising and expenses associated with personnel additions made during 1999. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historical levels.

 Product Development

  Product development expenses consist primarily of compensation for our product development staff, payments to outside contractors, depreciation on equipment used for development and shared employee and facilities costs. Our product development expenses increased from $2.2 million or 5.1% of net revenues for the three months ended March 31, 1999 to $11.1 million or 13% of net revenues for the same period in 2000. The online business was the driver of the year over year changes. Neither B&B nor Kruse had any product development costs through March 31, 2000. The increase from 1999 to 2000 resulted primarily from an increase in personnel related costs as we significantly increased the size of our research and development staff, expenses related to contractors and consultants employed within product development departments, and depreciation for equipment used in research and development. This year over year increase also includes the operations at Billpoint. Product development expenses are expected to increase in absolute dollars during future periods primarily from personnel additions, the continued impact of Billpoint product development, and additional depreciation costs as we continue to purchase equipment to improve and expand operations both domestically and internationally.

 General and Administrative

  General and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts and shared employee and facilities costs. Our general and administrative expenses increased from $7.6 million or 17.8% of net revenues in the three months ended March 31, 1999 to $15.8 million or 18.4% of net revenues for the same period in 2000. During the respective periods in 1999 and 2000, increases in general and administrative expenses were primarily driven by the online auction business. The year over year increases resulted from growth in personnel related expenses in order to meet the demands of our expanding business, including operations in new countries and the integration of new businesses, the allowance for doubtful accounts, fees for professional services and shared employee and facilities costs. We expect that general and administrative expenses will increase in absolute dollars and decrease as a percentage of net revenues in future periods as our online business becomes a progressively larger piece of the consolidated business. Such expenses in the online business are typically lower as a percentage of net revenues than those in the traditional auction business.

 Payroll Expense on Employee Stock Options

  eBay is subject to employer payroll taxes on employee exercises of non-qualified stock options. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. eBay's quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

 Amortization of Acquired Intangibles

  From time to time we have purchased, and expect to continue purchasing, assets or businesses in order to maintain our leadership role in online personal trading. These purchases may result in the creation of intangible assets and lead to a corresponding increase in the amortization of acquired intangibles. Our amortization of acquired intangibles decreased from $328,000 or 0.8% of net revenues in the three months ended March 31, 1999 to $275,000 or 0.3% of net revenues in the same period in 2000. Acquisition related intangibles will be amortized at varying rates through 2009.

 Interest and Other Income (Expense), Net

  Interest and other income (expense), net, consists of interest earned on cash, cash equivalents, and short term investments offset by interest expense, minority interests in consolidated companies, legal settlements, and income or loss in partnership equity. Interest expense is primarily derived from interest payments on building mortgages held by B&B. Our interest and other income (expense), net increased from $294,000 or 0.7% of net revenues in 1999 to $10.1 million or 11.8% of net revenues in 2000. The increase from 1999 to 2000 was primarily the result of interest earned on cash, cash equivalents and investments, particularly the interest earned on the net proceeds from eBay's follow-on offering that was completed in April 1999. We expect interest and other income to exceed interest expense for the remainder of 2000 due to the interest earned on the proceeds from the follow-on offering as well as positive cash flow from operations.

 Provision for Income Taxes

  eBay's effective federal and state income tax rate was 53% in the first three months of 1999 compared to 42% for the same period in 2000. Prior to the acquisition by eBay in 1999, B&B was taxed as an S Corporation. In connection with the acquisition, B&B's status as an S Corporation was terminated, and B&B became subject to federal and state income taxes. The supplemental pro forma financial information presented in the financial statements includes an increase to the provisions for income taxes based upon a combined federal and state tax rate. This rate approximates the statutory tax rate that would have been applied if B&B were taxed as a C Corporation prior to the acquisition. We expect the consolidated effective tax rate to be at or near 42% during 2000.

 Stock-Based Compensation

  In connection with granting certain stock options and warrants from May 1997 through May 1999, we recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the options. Of the total unearned compensation, approximately $818,000 was amortized in the first three months of 1999 and $1.1 million for the comparable period in 2000. For the remainder of 2000, we expect amortization to be $1.3 million, approximately $1.2 million of amortization in 2001, and approximately $290,000 of amortization in 2002.

Liquidity and Capital Resources

  Since inception, eBay has financed operations primarily from net cash generated from operating activities. We obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and proceeds from our initial and follow-on public offerings.

  Net cash used in operating activities was $7.7 million for the period of March 31, 1999 compared to net cash provided by operations of $10.5 million for the same period in 2000. Net cash provided by operating activities resulted primarily from our net income before non-cash charges for amortization of unearned compensation, the provision for doubtful accounts, depreciation and amortization, as well as increases in accrued expenses, offset by changes in accounts payable.

  Net cash used in investing activities totaled $3.0 million for the period of March 31, 1999 compared to $8.0 million for the same period in 2000. The primary use for invested cash in the periods presented was purchases of investments, property, equipment and intangibles. Additionally, $125 million in cash was provided from the sale of short and long term investments to fund the restricted cash required under the terms of our lease agreement.

  Net cash provided by financing activities was $3.2 million for the three months ended March 31, 1999 compared to $55.5 million for the same period in 2000. The increase from 1999 to 2000 was primarily driven by NEC's investment in eBay Japan and Wells Fargo's investment in Billpoint.

  eBay had no material commitments for capital expenditures at March 31, 2000, but expects such expenditures to be at least $40 million through December 31, 2000. Such expenditures will primarily be for computer equipment, furniture and fixtures and leasehold improvements. eBay also has total minimum lease obligations of $48.2 million under certain noncancellable operating leases and notes payable obligations of $27.1 million through December 2004. In March 1999, eBay and AOL expanded the scope of their strategic relationship. Under the agreement eBay will pay AOL $75 million over the four-year term of the contract. To date, eBay has paid $18.5 million on the contract. See Note 7 of Notes to Consolidated Financial Statements.

  eBay believes that existing cash, cash equivalents and investments, and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, eBay's business could suffer.

Year 2000

  Although we have not experienced any significant Year 2000 problems in our own software or third-party systems, there remains a possibility that such problems still exist. If so, we could face unexpected expenses to fix such problems or suffer unexpected outages, either of which would harm our business.

Stock Split

  On April 19, 2000, eBay's Board of Directors approved a two-for-one Common Stock split. Shareholders of record on May 9, 2000 will receive one additional share for each share owned on May 24, 2000.

Risk Factors that may Affect Results of Operations and Financial Condition

  The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

 We have a limited operating history

  Our company was formed as a sole proprietorship in September 1995 and we incorporated in May 1996. We have only a limited operating history on which you can base an evaluation of our business and prospects. As an online commerce company still relatively early in our development, we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

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

 Our operating results may fluctuate

  Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

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

  . foreign, federal, state or local government regulation, including investigations prompted by items improperly listed or sold by our users;

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

  .  the timing of marketing and other expenses under existing contracts;

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

 Our failure to manage growth could harm us

  We currently are experiencing a period of significant expansion in our headcount, facilities and infrastructure and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under severe strain by our rate of growth include the following:

  . The Website. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our website and the new products and features we are regularly introducing. This has reduced our margins. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our website may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our website and reduce future revenues.

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

  . manage the costs of our business, including the costs associated with maintaining and developing our website, customer support and international and product expansion;

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

  Prior to the four large acquisitions we made in 1999, we had almost no experience in managing this integration process. Most of our acquisitions to date have involved either family run companies or very early stage companies, which may worsen these integration issues. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

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

 Our business may be harmed by the listing or sale by our users of illegal items

  The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. Several private lawsuits based upon such allegations are currently pending. See "Legal Proceedings". In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our website. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.


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

 Our business may be harmed by fraudulent activities on our website

  Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our website. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business.

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

  On March 24, 2000, B&B received a grand jury subpoena from the antitrust division of the Department of Justice requesting documents relating to, among other things, changes in B&B's seller's commissions and buyer's premiums and discussions, agreements or understandings with other auction houses, in each case since 1992. We believe this request may be related to a publicly reported criminal investigation of auction houses for price fixing. We are responding to the subpoena.

  Should these or any other investigations lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would certainly suffer if we were not to prevail in any action like these. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

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

  We have recently provided information to the antitrust division of the Department of Justice in connection with an inquiry into our conduct with respect to "auction aggregators" including our licensing program and our lawsuit against Bidder's Edge. Should the division decide to take action against us, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

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

 Billpoint, our Internet payment company, is subject to unique risks

  Billpoint is subject to unique risks as a provider of Internet payment solutions. Businesses that handle consumers' funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. The cost and complexity of Billpoint's business may increase if certain regulations are deemed to apply to its business. In addition to the need to comply with these regulations, Billpoint's business is also subject to risks of fraud, the need to grow systems and processes rapidly if its product is well received, a high level of competition, including competitors who are currently not charging for their product offerings and are offering significant promotional incentives, and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which will be the provider of payment services.

 We are subject to risks associated with information disseminated through our service

  The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both

United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us currently are pending. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Claims like these become more likely and have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. We carry liability insurance, but it may not be adequate to compensate us if we become liable for information carried on or through our service. Any costs incurred as a result of this liability or asserted liability could harm our business.

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

  On December 10, 1999, we sued Bidder's Edge, Inc in the United States District court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we have violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Expedited discovery in this case has commenced. On April 13, 2000, the judge in this case tentatively ruled that he would grant us an injunction against Bidder's Edge on trespass and violation of the computer fraud and abuse act grounds. We intend to prosecute our claims and defend ourselves against Bidder's Edge's counterclaims vigorously. However, this lawsuit will be costly and our business would be harmed if we were to lose.

  On April 25, 2000 eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of eBay users who purchased forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity". The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly. If we lose this lawsuit, it would harm our business.

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

  From time to time, eBay is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on eBay's financial position or results of operations.

 The inability to expand our systems may limit our growth

  We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our website, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend on the number of items listed by users, the volume of user transactions that are successfully completed and the final prices paid for the items listed. We need to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased traffic on our site and to implement new features and functions, including those required under our contracts with third parties. We may be unable to accurately project the rate or timing of increases, if any, in the use of our service or to timely expand and upgrade our systems and infrastructure to accommodate any increases.

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

 System failures could harm our business

  We have experienced system failures from time to time. Our website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that must be responded to by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime. Our eBay Germany website is maintained by a third party. Any failure by this party to successfully operate this site could damage our business.

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

 New and existing regulations could harm our business

  We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users changes, we may become subject to new regulatory restrictions.

  Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently settled proceedings regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the United States. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

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

 Our business has been seasonal

  Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in Q1. Both B&B and Kruse have significant quarter to quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. B&B typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

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

 There are many risks associated with our international operations

  We are expanding internationally. In 1999, we acquired alando, a leading online German personal trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we further expanded into Japan and formally launched our localized Canadian operations. Expansion into international markets will require management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. We may have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

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

  .  cultural nonacceptance of online trading;

  .  stronger local competitors;

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

 We are dependent on key personnel

  Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key employees. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. Dean Kruse is particularly important to Kruse. We have had some turnover of these types of personnel, and continued losses could result in the loss of significant future business and would harm us. Such personnel are in great demand by other online companies. In addition, employee turnover frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships, and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals and especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

 Our off-line auction businesses need to continue to acquire properties

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

 Our off-line auction businesses could suffer losses from price guarantees, advances or rescissions of sales

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

  . adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhoods in which the properties are located, or other factors;

  . the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and

  .  possible disputes with tenants, partners or others.

 Our market is intensely competitive

  Online personal trading market is a new, rapidly evolving and intensely competitive area. We expect competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. Depending on the category of product, eBay currently or potentially competes with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. Broad-based competitors include the vast majority of traditional department and general merchandise stores as well as emerging online retailers. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Montgomery Ward, Costco, Sam's Club as well as Amazon.com, Buy.com, AOL.com, Yahoo! shopping and MSN.

  In addition, eBay faces competition from specialty retailers and exchanges in each of its categories of products. For example:

  Antiques: Christies, eHammer, Sotheby's/Sothebys.com, Sothebys.amazon.com

  Coins & Stamps: Collectors Universe, Heritage, Numismatists Online, US Mint

  Collectibles: Franklin Mint

  Musical Instruments: Guitar Center, Harmony-Central.com, MARRS,
  MusicHotBid.com

  Sports Memorabilia: Beckett's, Collectors Universe

  Toys, Bean Bag Plush: Amazon.com, eToys.com, KB Toys, Toys.com, Toys R Us

  Premium Collectibles: Christies, DuPont Registry, Gavelnet, Greg Manning Auctions, iCollector, Lycos/Skinner Auctions, Millionaire.com, Phillips
  (LVMH), Sotheby's, Sothebys.amazon.com

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

  Business-to-Business: Ariba, BidFreight.com, BizBuyer.com, bLiquid.com, CloseOutNow.com, CommerceBid.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, iMark, Oracle, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, TradeOut.com, UnionStreet.com, Ventro, VerticalNet

  Additionally, eBay faces competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network (an auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales.

  The principal competitive factors in our market include the following:

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

  The offline auction business is intensely competitive. B&B competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of B&B's business, its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet based auctions may harm the land-based auction business. Although Billpoint's business is new, several new companies have entered this market, including competitors who are offering free services and significant promotional incentives, and large companies, including banks and credit card companies, are also beginning to enter this market.

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

  We are pursuing strategic relationships with third parties to provide many of these services. By using third parties to deliver these services, we may be unable to control the quality of these services and our ability to address problems if any of these third parties fails to perform adequately will be reduced. Expanding our operations in this manner also will require significant additional expenses and development, operations and other resources and will strain our management, financial and operational resources. The lack of market acceptance of any new services could harm our business.

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

 Our business is subject to consumer trends and discretionary consumer spending

  We derive most of our revenues from fees received from sellers for listing products for sale on our service and fees received from successfully completed transactions. Our future revenues will depend upon continued demand for the types of goods that are listed by users of our service. The popularity of certain categories of items, such as toys, dolls and memorabilia, among consumers may vary over time due to perceived scarcity, subjective value, and societal and consumer trends in general. A decline in the popularity of, or demand for, certain collectibles or other items sold through our service could reduce the overall volume of transactions on our service, resulting in reduced revenues. In addition, consumer "fads" may temporarily inflate the volume of certain types of items listed on our service, placing a significant strain upon our infrastructure and transaction capacity. These trends also may cause fluctuations in our operating results from one quarter to the next. Any decline in demand for the goods offered through our service as a result of changes in consumer trends could harm our business. A decline in consumer spending would harm our land-based auction businesses. Sales of fine and decorative art, collectable cars and other collectibles would be adversely affected by a decline in discretionary consumer spending, especially for luxury items. Changes in buyer's tastes, economic conditions or consumer trends could cause declines in the number or dollar volume of items sold and thereby harm the business of these companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The primary objective of eBay's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.

  The following table presents the fair value balances of eBay's cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2000, (dollars in thousands):

                                      Contractual maturity before
                                      ------------------------------
                                      3/31/2001  3/31/2002  3/31/200   Total
                                      ---------  ---------  --------  --------
   Cash equivalents.................. $278,330         --        --   $278,330
   Average interest rates............      3.9%
   Investments excluding equity
    investments...................... $136,968   $153,672   $89,541   $380,181
   Average interest rates............      6.3%       5.8%      5.5%
   Equity investments................       --         --        --   $ 34,671

Equity Price Risk

  We are exposed to equity price risk on the marketable portion of equity investments as such investments are subject to considerable market risk due to their volatility. eBay typically does not attempt to reduce or eliminate its market exposure in these equity investments. As of March 31, 2000, the position in equity investments included unrealized gains of $12.7 million.

Foreign Currency Risk

  International sales are made mostly from eBay's foreign sales subsidiaries in the respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. eBay is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on eBay in the quarter ended March 31, 2000 was not significant.

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

  On December 10, 1999, we sued Bidder's Edge, Inc in the United States District court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we have violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Expedited discovery in this case has commenced. On April 13, 2000, the judge in this case tentatively ruled that he would grant us an injunction against Bidder's Edge on trespass and violation of the computer fraud and abuse act grounds. We intend to prosecute our claims and defend ourselves against Bidder's Edge's counterclaims vigorously. However, this lawsuit will be costly and our business would be harmed if we were to lose.

  On April 25, 2000 eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of eBay users who purchased forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity". The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly. If we lose this lawsuit, it would harm our business.

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

  From time to time, eBay is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on eBay's financial position or results of operations.

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

  (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000                        eBay Inc.

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