Form 10-Q
period 2000-06-30
EBAY INC
filed 2000-08-09
CIK 1065088

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-24821

                                    eBay Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                   77-0430924
        (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

             2145 HAMILTON AVENUE
             SAN JOSE, CALIFORNIA                                95125
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (408) 558-7400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 ---------------

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]    No [ ]

        As of July 31, 2000, there were 268,414,457 shares of the Registrant's Common Stock outstanding.

================================================================================

                          PART I: FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                    eBay Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                                     DECEMBER 31,      JUNE 30,
                                                                        1999             2000
                                                                     ------------     -----------
                                       ASSETS
Current assets:
      Cash and cash equivalents ...................................  $   219,679      $   135,621
      Short-term investments ......................................      181,086          146,526
      Accounts receivable, net ....................................       36,538           46,307
      Other current assets ........................................       22,531           40,697
                                                                     -----------      -----------
                   Total current assets ...........................      459,834          369,151

Property and equipment, net .......................................      111,806          123,463
Long-term investments .............................................      373,988          430,467
Restricted cash ...................................................           --          126,390
Deferred tax asset ................................................        5,639            9,585
Intangible and other assets, net ..................................       12,675           12,560
                                                                     -----------      -----------
                                                                     $   963,942      $ 1,071,616
                                                                     ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ............................................  $    31,538      $    25,941
      Accrued expenses ............................................       32,550           45,048
      Deferred revenue and customer advances ......................        5,997           13,035
      Debt and leases, short-term .................................       12,285           15,584
      Income taxes payable ........................................        6,455            6,078
      Other current liabilities ...................................           --            5,319
                                                                     -----------      -----------
                   Total current liabilities ......................       88,825          111,005

Debt and leases, long-term ........................................       15,018           14,745
Other liabilities .................................................        5,900            5,885
Minority interests ................................................        1,732           14,773
                                                                     -----------      -----------
                                                                         111,475          146,408
                                                                     -----------      -----------
Stockholders' equity:
      Common Stock, $0.001 par value; 900,000 shares authorized;
        259,565 and 262,962 shares issued and outstanding .........          260              263
      Additional paid-in capital ..................................      823,620          882,241
      Notes receivable from stockholders ..........................          (11)             (11)
      Unearned compensation .......................................       (4,124)          (2,335)
      Retained earnings ...........................................       27,628           45,506
      Accumulated other comprehensive income ......................        5,094             (456)
                                                                     -----------      -----------
                   Total stockholders' equity .....................      852,467          925,208
                                                                     -----------      -----------
                                                                     $   963,942      $ 1,071,616
                                                                     ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                    eBay Inc.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                     ------------------------      ------------------------
                                                                       1999           2000           1999           2000
                                                                     ---------      ---------      ---------      ---------
Net revenues ......................................................  $  49,479      $  97,399      $  92,280      $ 183,152
Cost of net revenues ..............................................     10,945         23,643         18,922         46,915
                                                                     ---------      ---------      ---------      ---------
     Gross Profit .................................................     38,534         73,756         73,358        136,237

Operating expenses:
     Sales and marketing ..........................................     22,916         32,814         39,874         66,754
     Product development ..........................................      5,476         11,929          7,639         23,048
     General and administrative ...................................     10,088         18,285         17,702         34,079
     Payroll expense on employee stock options ....................         --            834             --          1,735
     Amortization of acquired intangibles .........................        327            340            655            615
     Merger related costs .........................................      4,359            824          4,359            824
                                                                     ---------      ---------      ---------      ---------
          Total operating expenses ................................     43,166         65,026         70,229        127,055
                                                                     ---------      ---------      ---------      ---------
Income (loss) from operations .....................................     (4,632)         8,730          3,129          9,182
Interest and other income, net ....................................      6,516         11,295          7,329         22,246
Interest expense ..................................................       (523)        (1,038)        (1,042)        (1,878)
                                                                     ---------      ---------      ---------      ---------
Income before income taxes, minority interest and equity
    interest in partnership income ................................      1,361         18,987          9,416         29,550
Provision for income taxes ........................................       (591)        (8,392)        (4,862)       (12,946)
Minority interest in consolidated company .........................        (12)           995            (90)         1,274
Equity interest in partnership income .............................         58             --            117             --
                                                                     ---------      ---------      ---------      ---------
     Net income ...................................................  $     816      $  11,590      $   4,581      $  17,878
                                                                     =========      =========      =========      =========
Net income per share:
     Basic ........................................................  $    0.00      $    0.05      $    0.02      $    0.07
                                                                     =========      =========      =========      =========
     Diluted ......................................................  $    0.00      $    0.04      $    0.02      $    0.06
                                                                     =========      =========      =========      =========
Weighted average shares (Note 1):
     Basic ........................................................    213,710        251,075        204,686        244,463
     Diluted ......................................................    273,228        275,297        269,050        275,838
Supplemental pro forma information:
     Income before income taxes, minority interest and equity
         interest in partnership income ...........................      1,361         18,987          9,416         29,550
     Provision for income taxes as reported .......................       (591)        (8,392)        (4,862)       (12,946)
     Pro forma adjustment to provision for income taxes (Note 3) ..     (1,137)            --           (677)            --
     Minority interest in consolidated company as reported ........        (12)           995            (90)         1,274
     Equity interest in partnership income ........................         58             --            117             --
                                                                     ---------      ---------      ---------      ---------
Pro forma net income ..............................................  $    (321)     $  11,590      $   3,904      $  17,878
                                                                     =========      =========      =========      =========
Pro forma net income per share:
     Basic ........................................................  $    0.00      $    0.05      $    0.02      $    0.07
                                                                     =========      =========      =========      =========
     Diluted ......................................................  $    0.00      $    0.04      $    0.01      $    0.06
                                                                     =========      =========      =========      =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                    eBay Inc.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                      ----------------------      ----------------------
                                                                        1999          2000          1999          2000
                                                                      --------      --------      --------      --------
Net income .........................................................  $    816      $ 11,590      $  4,581      $ 17,878
Other comprehensive income:
    Foreign currency translation adjustments .......................       (33)       (1,074)          (33)         (440)
    Unrealized holding gains (losses) on securities, net ...........    22,729        (7,955)       22,729        (8,811)
Estimated tax provision on change in other comprehensive income ....    (9,546)        3,341        (9,546)        3,701
                                                                      --------      --------      --------      --------
Net change in other comprehensive income (loss) ....................  $ 13,150      $ (5,688)     $ 13,150      $ (5,550)

Comprehensive income ...............................................  $ 13,966      $  5,902      $ 17,731      $ 12,328
                                                                      ========      ========      ========      ========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                    eBay Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           ------------------------
                                                                                             1999           2000
                                                                                           ---------      ---------
Cash flows from operating activities:
     Net income .........................................................................  $   4,581      $  17,878
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for doubtful accounts and authorized credits ..........................      2,843          2,530
        Depreciation and amortization ...................................................      5,590         17,317
        Amortization of unearned compensation ...........................................      2,275          1,525
        Minority interest in consolidated companies .....................................        127           (879)
        Loss on impairment of asset held for sale .......................................        100            126
        Equity in partnership net loss ..................................................        (61)            --
        Changes in assets and liabilities:
          Accounts receivable ...........................................................    (14,326)        (6,962)
          Other current assets ..........................................................    (17,144)       (18,503)
          Other non-current assets ......................................................         --         (4,469)
          Accounts payable ..............................................................     21,581         (5,597)
          Accrued expenses ..............................................................      3,968         12,498
          Income taxes payable ..........................................................      3,712         12,569
          Other liabilities .............................................................      6,715         10,728
                                                                                           ---------      ---------
Net cash provided by operating activities ...............................................     19,961         38,761
                                                                                           ---------      ---------
Cash flows from investing activities:
     Purchases of property and equipment ................................................    (33,058)       (28,462)
     Purchases of short-term investments ................................................    (36,370)       (80,005)
     Purchases of long-term investments .................................................   (335,995)      (208,526)
     Purchases of intangible assets and other non-current assets ........................       (124)            --
     Sale and maturity of short-term investments ........................................         --        114,565
     Sale and maturity of long-term investments .........................................         --         20,547
                                                                                           ---------      ---------
Net cash used in investing activities ...................................................   (405,547)      (181,881)
                                                                                           ---------      ---------
Cash flows from financing activities:
     Proceeds from issuance of stock, net ...............................................    702,685         22,126
     Proceeds from issuance of stock by subsidiaries ....................................         --         37,736
     Stockholder loan repayments ........................................................        769             --
     Principal payments on long-term debt and leases ....................................     (3,582)          (360)
     Stockholder distributions ..........................................................     (4,018)            --
                                                                                           ---------      ---------
Net cash provided by financing activities ...............................................    695,854         59,502
                                                                                           ---------      ---------
Effect of exchange rates on cash ........................................................         --           (440)
                                                                                           ---------      ---------
Net change in cash and cash equivalents .................................................    310,268        (84,058)
Cash and cash equivalents at beginning of period ........................................     37,285        219,679
                                                                                           ---------      ---------
Cash and cash equivalents at end of period ..............................................  $ 347,553      $ 135,621
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company

        eBay Inc. ("eBay") was incorporated in California in May 1996, reincorporated in Delaware in April 1998 and as of June 30, 2000 had operations in the United Kingdom, Germany, Australia, Canada, and Japan. eBay pioneered online personal trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven-days-a-week. eBay also engages in the traditional auction business through its subsidiaries, Butterfields and Kruse International ("Kruse"), and in online payment processing through our Billpoint, Inc. ("Billpoint") subsidiary.

     Stock split

        On April 19, 2000, eBay's Board of Directors approved a two-for-one common stock split. Stockholders of record on May 9, 2000 received one additional share for each share owned on May 24, 2000. All share and per share amounts in these condensed consolidated financial statements and notes thereto reflect the stock split for all periods presented.

     Wells Fargo

        On February 24, 2000, Billpoint and Wells Fargo Bank ("Wells Fargo") entered into an agreement whereby Wells Fargo became the exclusive provider of Internet payment services of domestic transactions for Billpoint's customers. The service agreement expires February 28, 2007.

        In connection with this transaction in March, 2000, Billpoint was reincorporated in Delaware and sold 350 shares of common stock and 1,399,965 shares of Series A Preferred stock to Wells Fargo which represents approximately 35% ownership in Billpoint. Simultaneously, eBay exchanged 25,999,350 common shares for 2,599,935 shares of Series A Preferred stock. eBay continues to consolidate Billpoint due to a majority ownership interest and reflects a minority interest for the equity interest of Wells Fargo.

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

     Principles of consolidation and basis of presentation

        The accompanying condensed consolidated financial statements as of December 31, 1999, the condensed consolidated financial statements as of June 30, 2000, and for the three and six months ended June 30, 1999 and 2000, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments,
                                    eBay Inc.

necessary to present fairly our financial position, results of operations and cash flows as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and related notes included in eBay's Report on Form 10-K for the year ended December 31, 1999. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

        Short and long-term investments, which include marketable equity securities, municipal, government and corporate bonds, are classified as available-for-sale and reported at fair value. Realized gains and losses are included in earnings. Unrealized gains and losses are excluded from earnings and reported as a component of stockholders' equity.

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

                                    eBay Inc.

     Investments in subsidiaries and general partnerships

        Interests in subsidiaries and general partnerships in which eBay holds more than 50 percent ownership and exerts control are consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these subsidiaries and general partnerships and the ownership interests of minority investors are recorded as minority interests and are included within long-term liabilities. Investments in subsidiaries and general partnerships where we hold more than 20 percent ownership and exert significant influence are accounted for using the equity method of accounting, are recorded as investment in partnerships and are included within other assets.

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


     Revenue recognition

        Online transaction revenues are derived primarily from placement fees charged for the listing of items on the eBay website, success fees calculated as a percentage of the final sales transaction value, and to a lesser extent, online advertising.

        Listing and featured item fee revenue is recognized ratably over the estimated period of the auction while revenues related to success fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Advertising revenues, which are principally derived from the sale of banners or sponsorship on the eBay site, are recognized as the impressions are delivered, or ratably over the term of the agreement or where such agreements provide for minimum monthly or quarterly advertising commitments or such commitments are fixed throughout the term. Provisions for doubtful accounts and authorized credits to sellers are made at the time of revenue recognition based upon our historical experience.

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

                                    eBay Inc.

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

        Butterfields auction revenues are derived primarily from auction commissions and fees from the sale of property through the auction process. Revenues from these sources are recognized at the date the related auction is concluded. Service revenues are derived from financial, appraisal and other related services and are recognized as such services are rendered. Rental revenues are derived from property rentals to third parties.

        To date, barter advertising has accounted for less than 1% of eBay's revenue. Historically, we have recorded barter revenue only for the instances when we have a history of receiving or paying cash for similar advertising transactions. Consequently, most barter transactions have not resulted in recognizing any revenue.

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

     Comprehensive income

        Effective January 1, 1998 we adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive income resulted from foreign currency translation losses and a net unrealized loss on securities.

     Recent accounting pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends certain terms and conditions of SFAS
133. We will adopt SFAS No. 133 and 138 in our quarter ending March 31, 2001.

        In March 2000, the EITF reached a consensus on EITF No. 00-2, "Accounting for Website Development Costs". This EITF provides guidance on whether certain costs incurred to develop Websites
                                    eBay Inc.

should be capitalized or expensed. The consensus is effective for website development costs incurred for fiscal quarters beginning after June 30, 2000. We do not expect the adoption of EITF No. 00-2 to have a material impact on our financial position or results of operations.

        In November 1999, the EITF commenced discussions on EITF No. 99-17, "Accounting for Advertising Barter Transactions." The EITF provides guidance on the recognition of Internet barter advertising revenues and expenses under various circumstances. The EITF became effective in January 2000 and consensus was reached that revenues and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. eBay does not expect that the adoption of EITF No. 99-17 will have a material impact on our consolidated financial statements.

        In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

        FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 1, 2000. eBay is currently assessing the impact, if any, of this Interpretation.

NOTE 2--NET INCOME PER SHARE:

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                              --------                      --------
                                                                        1999           2000           1999           2000
                                                                      ---------      ---------      ---------      ---------
Numerator:
  Net income .......................................................  $     816      $  11,590      $   4,581      $  17,878
                                                                      =========      =========      =========      =========
Denominator (Note 1):
  Weighted average shares ..........................................    254,968        262,537        251,058        261,361
  Weighted average common shares subject to repurchase agreements ..    (41,258)       (11,462)       (46,372)       (16,898)
                                                                      ---------      ---------      ---------      ---------
Denominator for basic calculation ..................................    213,710        251,075        204,686        244,463
Weighted average effect of dilutive securities:
  Warrants .........................................................         64             --             38             --
  Weighted average common shares subject to repurchase agreements ..     41,258         11,462         46,372         16,898
  Employee stock options ...........................................     18,196         12,760         17,954         14,477
                                                                      ---------      ---------      ---------      ---------
Denominator for diluted calculation ................................    273,228        275,297        269,050        275,838
                                                                      =========      =========      =========      =========
Net income per share:
  Basic ............................................................  $    0.00      $    0.05      $    0.02      $    0.07
                                                                      =========      =========      =========      =========
  Diluted ..........................................................  $    0.00      $    0.04      $    0.02      $    0.06
                                                                      =========      =========      =========      =========

                                    eBay Inc.

NOTE 3--INCOME TAXES:

        Prior to the acquisition by eBay in 1999, Butterfields was taxed as an S Corporation. In connection with the acquisition, Butterfields' status as an S Corporation was terminated, and Butterfields became subject to federal and state income taxes. The supplemental pro forma financial information presented in the financial statements includes an increase to the provisions for income taxes based upon a combined federal and state tax rate. This rate approximates the statutory tax rate that would have been applied if Butterfields was taxed as a C Corporation prior to the date of the acquisition.

NOTE 4--SEGMENT INFORMATION:

        Effective January 1, 1998, we adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief decision-maker in order to allocate resources and in assessing performance.

        eBay has identified two primary operating segments: online services and offline, traditional auction services. The online services segment consists of the operations of eBay, including all international subsidiaries and Billpoint. The offline, traditional auction segment consists of the current operations of Butterfields and Kruse.

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

                                    eBay Inc.

                                                         THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                           JUNE 30, 1999                         JUNE 30, 2000
                                                           -------------                         -------------
                                                 ONLINE      OFFLINE    CONSOLIDATED    ONLINE      OFFLINE     CONSOLIDATED
                                                ---------    --------   ------------   ---------    --------    ------------
Net revenues from external customers .........  $  38,192    $ 11,287    $  49,479     $  87,862    $  9,537    $    97,399
                                                =========    ========    =========     =========    ========    ===========
Operating income (loss) before amortization
  of acquired intangibles, stock
  compensation, and merger related costs .....  $  (1,585)   $  3,096    $   1,511     $  12,630    $ (1,902)   $    10,728
Interest and other income, net ...............      6,565          (3)       6,562        11,079         216         11,295
Interest expense .............................         (2)       (521)        (523)         (474)       (564)        (1,038)
Amortization of acquired intangibles, stock
  compensation, and merger related costs .....     (1,854)     (4,289)      (6,143)       (1,270)       (728)        (1,998)
                                                ---------    --------    ---------     ---------    --------    -----------

Income (loss) before income taxes,
  excluding minority interest, as reported ...  $   3,124    $ (1,717)   $   1,407     $  21,965    $ (2,978)   $    18,987
                                                =========    ========    =========     =========    ========    ===========
Total assets .................................  $ 853,179    $ 69,030    $ 922,209     $ 975,037    $ 96,579    $ 1,071,616
                                                =========    ========    =========     =========    ========    ===========


                                                         SIX MONTHS ENDED                          SIX MONTHS ENDED
                                                           JUNE 30, 1999                            JUNE 30, 2000
                                                           -------------                            -------------
                                                 ONLINE      OFFLINE     CONSOLIDATED    ONLINE      OFFLINE     CONSOLIDATED
                                                ---------    --------     ---------     ---------    --------    ------------
Net revenues from external customers .........  $  72,202    $ 20,078     $  92,280     $ 165,124    $ 18,028    $   183,152
                                                =========    ========     =========     =========    ========    ===========
Operating income (loss) before amortization
  of acquired intangibles, stock
  compensation, and merger related costs .....  $   8,341    $  2,202     $  10,543     $  15,053    $ (2,697)   $    12,356

Interest and other income, net ...............      7,217         139         7,356        21,905         341         22,246
Interest expense .............................         (2)     (1,040)       (1,042)         (742)     (1,136)        (1,878)
Amortization of acquired intangibles, stock
  compensation, and merger related costs .....     (3,125)     (4,289)       (7,414)       (2,368)       (806)        (3,174)
                                                ---------    --------     ---------     ---------    --------    -----------
Income (loss) before income taxes,
  excluding minority interest, as  reported ..  $  12,431    $ (2,988)    $   9,443     $  33,848    $ (4,298)   $    29,550
                                                =========    ========     =========     =========    ========    ===========
Total assets .................................  $ 853,179    $ 69,030     $ 922,209     $ 975,037    $ 96,579    $ 1,071,616
                                                =========    ========     =========     =========    ========    ===========

                                    eBay Inc.

NOTE 5--INVESTMENTS:

        At December 31, 1999 and June 30, 2000, short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

                                               DECEMBER 31, 1999
                                               -----------------
                                    GROSS       GROSS      GROSS
                                  AMORTIZED   UNREALIZED  UNREALIZED  ESTIMATED
                                    COST        GAINS      LOSSES     FAIR VALUE
                                  ---------   ---------   ---------   ----------
Short-term investments:
    Municipal bonds and notes ..  $ 75,442     $    --     $   (55)    $ 75,387
    Corporate bonds ............    44,356          --          (5)      44,351
    Government securities ......    59,820          --        (492)      59,328
    Other ......................     2,034          --         (14)       2,020
                                  --------     -------     -------     --------
        Total ..................  $181,652     $    --     $  (566)    $181,086
                                  ========     =======     =======     ========
Long-term investments:
    Municipal bonds and notes ..  $322,144     $    --     $(3,425)    $318,719
    Corporate bonds ............     2,353          --         (26)       2,327
    Government securities ......    28,112          --        (392)      27,720
    Other ......................    11,913      13,309          --       25,222
                                  --------     -------     -------     --------
        Total ..................  $364,522     $13,309     $(3,843)    $373,988
                                  ========     =======     =======     ========


                                                  JUNE 30, 2000
                                                  -------------
                                    GROSS      GROSS      GROSS
                                  AMORTIZED  UNREALIZED  UNREALIZED   ESTIMATED
                                    COST       GAINS      LOSSES      FAIR VALUE
                                  ---------   ---------  ---------    ----------
Short-term investments:
    Municipal bonds and notes ..  $ 30,147     $   --     $   (95)     $ 30,052
    Corporate bonds ............    14,390         --         (58)       14,332
    Government securities ......    89,400        217          --        89,617
    Other ......................    12,562         --         (37)       12,525
                                  --------     ------     -------      --------
        Total ..................  $146,499     $  217     $  (190)     $146,526
                                  ========     ======     =======      ========
Long-term investments:
    Municipal bonds and notes ..  $434,670     $   --     $(3,855)     $430,815
    Corporate bonds ............     9,088         --          --         9,088
    Government securities ......    91,585         --          --        91,585
    Other ......................    21,466      3,903          --        25,369
                                  --------     ------     -------      --------
        Total ..................  $556,809     $3,903     $(3,855)     $556,857
                                  ========     ======     =======      ========

        Of the $430,815 of municipal bonds and notes included in long-term investments, $126,390 is restricted cash.

                                    eBay Inc.

        The estimated fair value of short and long-term investments classified by date of contractual maturity are as follows, (in thousands):

                                                DECEMBER 31,   JUNE 30,
                                                    1999         2000
                                                ------------   --------
    Due within one year or less ................  $247,513     $285,903
    Due after one year through two years .......   128,455      362,256
    Due after two years through three years ....   153,884       29,855
    Equity investments .........................    25,222       25,369
                                                  --------     --------
                                                  $555,074     $703,383
                                                  ========     ========

NOTE 6--DEBT:

        Notes payable consists of amounts payable to various financial institutions and a former shareholder, which are secured by specific properties and are detailed as follows:

                                                               DECEMBER 31,    JUNE 30,
                                                                   1999          2000
                                                               ------------    --------
       Mortgage notes, prime plus 1%, due September 30, 2002 ..  $  1,797      $  1,743
       Mortgage notes, LIBOR plus 1.75%, due July 15, 2001 ....     3,501         3,413
       Mortgage notes, 8.25%, due August 15, 2000 .............    11,980        11,831
       Mortgage notes, 5.2% variable, due August 1, 2003 ......     9,300         9,300
       10.5% loan on foreclosed property due October 2010 .....       549           535
       6%-10.5% notes, due October 2000 through January 2003 ..       176           121
                                                                 --------      --------
               Subtotal .......................................    27,303        26,943
       Less: Current portion of debt ..........................   (12,285)      (12,198)
                                                                 --------      --------
                                                                 $ 15,018      $ 14,745
                                                                 ========      ========

        Mortgage notes outstanding are on property owned by Butterfields. The notes have variable interest rates and are secured by certain land, buildings and improvements. The notes are repayable in equal monthly installments over six to ten year terms, with final installments consisting of all remaining unpaid principal and accrued interest at the end of the term.

        The mortgage notes bearing an interest rate of 8.25% were originally due on May 15, 2000. The maturity was extended to August 15, 2000.

     Lease arrangement

On March 1, 2000, eBay entered into a five-year lease for general office facilities located in San Jose, California. Payments under this lease, which commenced during 2000, are based on a spread over the London Interbank Offering Rate ("LIBOR") applied to the $126.4 million cost of the facility funded by the lessor. eBay has an option to renew the lease for up to two five-year extensions subject to specific conditions. Under the terms of the lease agreement, we were required to place $126.4 million of cash and investment securities as collateral for the term of the lease. The cash and investment securities are restricted as to their withdrawal from the third party trustee and are classified as restricted in the accompanying balance sheet.

        On June 19, 2000, eBay entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the floating rate operating lease for our facilities. The swap agreement effectively changes our interest rate exposure on our operating lease from the spread over the three month LIBOR to a fixed rate of 7.10%. The notional amount of the interest rate swap was $45 million whereas the total
                                    eBay Inc.

amount of the operating lease was $126.4 million. The differential to be paid or received under the swap agreement will be recognized as an adjustment to other comprehensive income on the balance sheet.

NOTE 7--CONTINGENCIES:

     Lawsuits

        On September 1, 1999, eBay was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. We filed a general demurrer which was sustained by the court with leave to amend. The plaintiff filed an amended complaint. Discovery has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly and, if eBay was to lose this lawsuit, our business could be harmed.

        On December 10, 1999, we sued Bidder's Edge, Inc. in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Discovery in this case has commenced. A motion for summary judgment on the antitrust counterclaims has been denied. On May 24, 2000, the court granted us a preliminary injunction against the use by Bidder's Edge of robotic means to copy our site. Bidder's Edge has appealed this decision to the Ninth Circuit. We intend to prosecute our claims and defend ourselves against Bidder's Edge's counterclaims vigorously. However, this lawsuit will be costly and our business would be harmed if we were to lose.

        On April 25, 2000 eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of eBay users who purchased forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity". The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. Discovery of this case has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly. If we lose this lawsuit, it would harm our business.

        From time to time, eBay is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on eBay's financial position or results of operations.

                                    eBay Inc.

     Minimum Auction Guarantees

        From time to time eBay, through our Butterfields subsidiary, guarantees the minimum net proceeds with respect to the sale of properties at future auctions. Such guaranteed proceeds are often advanced to the consignor prior to the completion of the auction. We are responsible for the shortfall, if any, between the guaranteed minimum proceeds and the actual net proceeds upon the completion of the auction. Losses, if any, are recognized at the conclusion of the auction. In 2000, Butterfields had entered into two such agreements with guaranteed net proceeds of $1.25 million and $2.0 million. The $2.0 million agreement is shared with another auction service, half of which is guaranteed by each party. In June 2000, the auction associated with the $2.0 million agreement took place, and at the conclusion of the auction, the minimum net proceed amount was not obtained. We recognized an insignificant loss for the shortfall between the minimum proceeds we guaranteed and the actual net proceeds.

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

     NEC

        On February 17, 2000 eBay Japan Inc., a wholly owned subsidiary of eBay, entered into a shareholder and marketing services agreement with NEC Corporation. In accordance with the shareholder agreement, NEC acquired 30% of eBay Japan and eBay retained the remaining 70% interest of eBay Japan. eBay will continue to consolidate eBay Japan due to a majority ownership interest and will reflect a minority interest for the equity interest of NEC.

        In accordance with the marketing agreement, NEC will provide marketing and services to eBay Japan in an effort to deliver a minimum level of confirmed registered users. As compensation for the marketing and other services performed by NEC, eBay Japan will pay NEC an annual up-front fee of approximately $1.5 million. The first payment was made in April, 2000, and additional payments will be payable on the anniversary of such date in each of the subsequent three years as long as the contract is in effect. If NEC is unable to deliver the minimum level of confirmed registered users, then eBay will have the right to repurchase shares of eBay Japan from NEC.

                                    eBay Inc.

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

        The following is a schedule by year of committed marketing and promotional expenditures related to the agreement (in thousands):

        Year 1.................   $ 7,000
        Year 2.................     8,000
        Year 3.................     9,000
        Last 6 months..........     5,000
                                  -------
            Total..............   $29,000
                                  =======

        Under the agreement, eBay acquired approximately a 3% equity investment in Autotrader representing 1,173,876 Autotrader.com Class A units in exchange for cash proceeds of $10.3 million or $8.77 per unit.

     AOL

        In March 1999, eBay expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay was granted a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. In addition, eBay has developed or will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site. eBay will pay $75 million over the four-year term of the contract. We are recognizing these fees as sales and marketing expense over the greater of: i) the ratio of the number of impressions delivered over the total number of contracted impressions, or ii) a straight-line basis beginning with the initial delivery of impressions and extending over the term of the contract. At June 30, 2000, we had advanced $37.5 million under the amended agreement, and had recognized $17.1 million as advertising expense commencing with the launch of the co-branded program and delivery of advertising impressions.

        In conjunction with the expanded strategic relationship, AOL terminated its original contract with eBay in August of 1999. As a result, the remaining $8.0 million commitment associated with the original agreement has been waived. AOL continued to deliver impressions under the original agreement through August 1999.

NOTE 8--SUBSEQUENT EVENT:

        On July 11, 2000, eBay acquired Half.com, Inc. ("Half.com"). Half.com was incorporated in Pennsylvania in July, 1999 and provides a fixed price person-to-person e-commerce site allowing people to buy and sell high quality, previously owned goods for at least half off the original list price.

        In connection with the merger, eBay issued, or reserved for issuance, a total of approximately 5,484,000 shares of eBay common stock to Half.com's existing shareholders, option holders and warrant holders as consideration for all shares of capital stock, options and warrants of Half.com held immediately prior to the consummation of the merger. The merger will be accounted for as a pooling of interests.

--------------------------------------------------------------------------------
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

OVERVIEW

        eBay pioneered online person-to-person trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining format to buy and sell almost anything. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available seven-days-a-week. We have extended our online offerings to include regional and international trading, autos, "premium" priced items, and we have acquired Billpoint, a provider of online billing and payment solutions. eBay also expanded into the traditional auction business, also called offline trading, with our acquisitions of Butterfields and Kruse.

        Substantially all of our revenues comes from fees and commissions associated with online and offline trading services. Online revenue is primarily derived from placement and success fees paid by sellers, as eBay does not charge fees to buyers. Sellers pay a nominal placement fee, and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. We also receive revenue from online advertising and expect this source of revenue to increase in the future. To date, online payment solutions provided by Billpoint have not made significant contributions to net revenues, although we expect Billpoint's revenue to increase in the future. Offline revenue is derived from a variety of sources including sellers' commissions, buyers' premiums, bidder registration fees, and auction related services including appraisal and authentication. eBay expects that the online business will continue to represent the majority of revenue growth in the foreseeable future.

        The following table sets forth, for the periods presented, certain data from eBay's consolidated statement of income as a percentage of net revenues. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                               --------------------        --------------------
                                                                1999          2000          1999          2000
                                                               ------        ------        ------        ------
Net revenues ...........................................        100.0%        100.0%        100.0%        100.0%
Cost of net revenues ...................................         22.1          24.3          20.5          25.6
                                                               ------        ------        ------        ------
    Gross profit .......................................         77.9          75.7          79.5          74.4
                                                               ------        ------        ------        ------
Operating expenses:
    Sales and marketing ................................         46.3          33.7          43.2          36.5
    Product development ................................         11.1          12.2           8.3          12.6
    General and administrative .........................         20.4          18.8          19.2          18.6
    Payroll expense on employee stock options ..........           --           0.9            --           0.9
    Amortization of acquired intangibles ...............          0.7           0.3           0.7           0.3
    Merger related costs ...............................          8.8           0.8           4.7           0.5
                                                               ------        ------        ------        ------
        Total operating expenses .......................         87.3          66.7          76.1          69.4
                                                               ------        ------        ------        ------
Income from operations .................................         (9.4)          9.0           3.4           5.0
Interest and other income, net .........................         13.2          11.6           7.9          12.2
Interest expense .......................................         (1.0)         (1.1)         (1.0)         (1.1)
                                                               ------        ------        ------        ------

Income before income taxes and minority interest .......          2.8          19.5          10.3          16.1
Provision for income taxes .............................         (1.2)         (8.6)         (5.3)         (7.0)
Minority interest in consolidated company ..............           --           1.0          (0.1)          0.7
                                                               ------        ------        ------        ------
Net income .............................................          1.6%         11.9%          4.9%          9.8%
                                                               ======        ======        ======        ======

        It is difficult for us to forecast revenues or earnings accurately, and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we have begun to recognize the seasonal nature of our business. In particular, the online portion of our business has historically noted stronger sequential quarterly revenue growth between the fourth quarter and the first quarter and a lower, relatively level growth rate throughout the remainder of the year. Within offline auction operations, Butterfields typically experiences its strongest revenue in the second and fourth quarters, while Kruse International typically experiences its strongest revenue in the third quarter.

        Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. We expect to invest any revenue upside back into the business across all expense categories. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. As a general note, we expect costs to increase in absolute dollars across all income statement categories. As more users come to the site for practical and one-time items like computers and automobiles, we expect that the number of transactions per registered user will continue to decline. Because the product mix is varied, the metrics for transactions per registered user is decreasingly relevant. We expect that our gross margin could remain relatively flat with a subsequent increase in the fourth quarter due primarily to the management of costs in customer support and site operations.

        Although the operations and results of both Butterfields and Kruse show seasonal trends in net revenues and expenses, annual results of operations are relatively stable when compared to the online business. To a large extent, the changes in the consolidated results of operations for the periods presented are due to the growth of the online business, which will be the primary focus of our year-over-year quarterly comparisons.

     Net Revenues

        eBay derives revenue from a variety of sources including: listing, success and featured item fees, advertising for transactions occurring online, sponsorships in online operations, and auction related fees, commissions and rental income in traditional auction operations. eBay's net revenues increased from $49.5 million and $92.3 million in the three and six months ended June 30, 1999 to $97.4 million and $183.2 million in the comparable periods of 2000. The increases from 1999 to 2000 were predominantly the result of increased use of the eBay site. The growth in the eBay site is primarily attributable to the growth in the number of registered users, listings and gross merchandise sales. We expect that future revenue growth will be largely driven by the online services and, to a lesser extent, advertising.

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


     Cost of Net Revenues

        Cost of net revenues for online operations consists primarily of costs associated with customer support and site operations. The costs included are compensation, employee and facilities costs for customer support and site operations personnel, ISP connectivity charges and depreciation on site equipment. Cost of net revenues in traditional auction operations primarily includes compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased from $10.9 million and $18.9 million or 22.1% and 20.5% of net revenues for the three and six months ended June 30, 1999 to $23.6 million and $46.9 million or 24.3% and 25.6% of net revenues for the comparable periods in 2000. The increases from 1999 to 2000 were due almost entirely to the eBay online business, including eBay's international operations and Billpoint. The increase in expenditures for the eBay online service from 1999 to 2000 resulted from the continued development and expansion of our customer support and site operations departments, depreciation of the equipment required for site operations, software licensing fees and ISP connectivity charges. Cost of net revenues as a percentage of net revenues is expected to remain relatively flat but may decrease in the fourth quarter due primarily to the management of costs in customer support and site operations. Changes in offline cost of net revenues increased proportionately with the changes in net revenues during the periods reported.


     Sales and Marketing

        eBay's sales and marketing expenses for both the online and traditional auction businesses are comprised primarily of compensation for our sales and marketing personnel, advertising, tradeshow and other promotional costs, expenses for creative design of the website, employee and facilities costs. Sales and marketing expenses increased in absolute dollars from $22.9 million and $39.9 million or 46.3% and 43.2% of net revenues for the three and six months ended June 30, 1999 to $32.8 million and $66.8 million or 33.7% and 36.5% of net revenues for the same periods in 2000. Increases from 1999 to 2000 in absolute dollars were primarily the result of growth in online advertising, including expenses for various marketing agreements, personnel related costs, costs associated with the use of outside services and consultants and miscellaneous user and promotional costs.

        Online sales and marketing expenses are expected to increase in absolute dollars in 2000 as we plan to build the eBay brand more broadly. We expect to further build our brand with continued advertising impressions delivered under the strategic alliance with AOL, new alliances including agreements with Go.com and Autotrader.com and the expansion of international advertising. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historical levels.


     Product Development

        Product development expenses consist primarily of compensation for our product development staff, payments to outside contractors, depreciation on equipment used for development, employee and facilities costs. Our product development expenses increased from $5.5 million and $7.6 million or 11.1% and 8.3% of net revenues for the three and six months ended June 30, 1999 to $11.9 million and $23.0 million or 12.2% and 12.6% of net revenues for the same periods in 2000. The online business was the driver of the year-over-year changes. Neither Butterfields nor Kruse had any product development costs for the six months ended June 30, 2000. The increase from 1999 to 2000 resulted primarily from an increase in personnel-related costs as we significantly increased the size of our product development staff, expenses related to contractors and consultants employed within product development departments, and maintenance and depreciation for equipment used in research and development. This year-over-year increase also includes the operations at Billpoint. Product development expenses are expected to increase in absolute dollars during future periods primarily from personnel additions, the continued impact of Billpoint product development, and additional depreciation costs as we continue to purchase equipment to improve and expand operations both domestically and internationally.


     General and Administrative

        General and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts, employee and facilities costs. Our general and administrative expenses increased in absolute dollars from $10.1 million and $17.7 million or 20.4% and 19.2% of net revenues in the three and six months ended June 30, 1999 to $18.3 million and $34.1 million or 18.8% and 18.6% of net revenues for the same period in 2000. During the respective periods in 1999 and 2000, increases in absolute dollars in general and administrative expenses were primarily driven by the online auction business. The year-over-year increases resulted from growth in personnel related expenses in order to meet the demands of our expanding business, including operations in new countries and the integration of new businesses, the allowance for doubtful accounts, fees for professional services, employee and facilities costs. We expect that general and administrative expenses will increase as a percentage of net revenues in future periods as we continue to invest in the infrastructure that is necessary for our business. Such expenses in the online business are typically lower as a percentage of net revenues than those in the traditional auction business.


     Payroll Expense on Employee Stock Options

        eBay is subject to employer payroll taxes on employee exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition, we receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as a change to paid-in capital. eBay's quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.


     Amortization of Acquired Intangibles

        From time to time we have purchased, and expect to continue purchasing, assets or businesses in order to maintain our leadership role in online personal trading. These purchases may result in the creation of intangible assets and lead to a corresponding increase in the amortization of acquired intangibles. Our amortization of acquired intangibles remained comparable in absolute dollars and decreased as a percentage of revenue from $327,000 and $655,000 or 0.7% of net revenues in the three and six months ended June 30, 1999 to $340,000 and $615,000 or 0.3% of net revenues in the same periods in 2000. Acquisition related intangibles will be amortized at varying rates through 2009.

     Interest and Other Income, Net

        Interest and other income, net, consists of interest earned on cash, cash equivalents, and short term investments offset by foreign exchange gains or losses. Our interest and other income, net increased in absolute dollars from $6.5 million and $7.3 million or 13.2% and 7.9% of net revenues in the three and six months ended June 30, 1999 to $11.3 million and $22.2 million or 11.6% and 12.2% of net revenues for the comparable periods in 2000. The increase from 1999 to 2000 was primarily the result of interest earned on cash, cash equivalents and investments, particularly the interest earned on the net proceeds from eBay's follow-on offering that was completed in April 1999. We expect interest and other income to exceed interest expense for the remainder of 2000 due to the interest earned on the proceeds from our April 1999 follow-on offering as well as positive cash flow from operations.


     Provision for Income Taxes

    eBay's effective federal and state income tax rates were 42% and 51% for three and six months ended June 30, 1999 compared to 42% for the same periods in 2000. Prior to the acquisition by eBay in 1999, Butterfields was taxed as an S Corporation. In connection with the acquisition, Butterfields' status as an S Corporation was terminated, and Butterfields became subject to federal and state income taxes. The supplemental pro forma financial information presented in the financial statements includes an increase to the provisions for income taxes based upon a combined federal and state tax rate. This rate approximates the statutory tax rate that would have been applied if Butterfields were taxed as a C Corporation prior to the acquisition.


     Stock-Based Compensation

        In connection with granting certain stock options from May 1997 through May 1999, we recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the options. Of the total unearned compensation, approximately $1.5 million and $2.3 million was amortized in the three and six months ended June 30, 1999 compared to $459,000 and $1.5 million for the same periods in 2000. For the remainder of 2000, we expect $4.0 million in amortization which includes charges related to Half.com. We expect approximately $1.2 million of amortization in 2001, and approximately $290,000 of amortization in 2002.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, eBay has financed operations primarily from net cash generated from operating activities. We obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and proceeds from our initial and follow-on public offerings.

        Net cash provided by operating activities was $20.0 million for the six months ended June 30, 1999 compared to net cash provided by operations of $38.8 million for the same period in 2000. Net cash provided by operating activities resulted primarily from our net income before non-cash charges for depreciation and amortization, accrued expenses, as well as increases in other liabilities, offset by changes in accounts receivable and other current assets.

        Net cash used in investing activities totaled $405.5 million for the six months ended June 30, 1999 compared to $181.9 million for the same period in 2000. The primary use for invested cash in the periods presented was purchases of investments, property, and equipment. Additionally, $126.4 million in cash was provided from the sale of long and short-term investments to fund the restricted cash required under the terms of our lease agreement.

        Net cash provided by financing activities was $695.9 million for the six months ended June 30, 1999 compared to $59.5 million for the same period in 2000. The decrease from 1999 to 2000 was primarily driven by decreased sales of common stock, partially offset by NEC's investment in eBay Japan and Wells Fargo's investment in Billpoint.

        eBay had no material commitments for capital expenditures at June 30, 2000, but expects such expenditures to approximate $20 million through December 31, 2000. Such expenditures will primarily be for computer equipment, furniture and fixtures and leasehold improvements. eBay also has total minimum lease obligations of $45.7 million under certain noncancellable operating leases and notes payable obligations of $26.9 million through December 2004. In March 1999, eBay and AOL expanded the scope of their strategic relationship. Under the agreement eBay will pay AOL $75 million over the four-year term of the contract. To date, eBay has paid $37.5 million on the contract.

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

        STOCK SPLIT

        On April 19, 2000, eBay's Board of Directors approved a two-for-one common stock split. Stockholders of record on May 9, 2000 received one additional share for each share owned on May 24, 2000.

        ACQUISITION-HALF.COM

        On July 11, 2000, eBay acquired Half.com, Inc. ("Half.com"). Half.com provides a fixed price person-to-person e-commerce allowing people to buy and sell high quality, previously owned goods for at least half off the original list price.

        In connection with the merger, eBay issued, or reserved for issuance, a total of approximately 5,484,000 shares of eBay common stock to Half.com's existing shareholders, option holders and warrant holders as consideration for all shares of capital stock, options and warrants of Half.com held immediately prior to consummation of the merger. The merger will be accounted for as a pooling of interests.


RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The risks and uncertainties described below are not the only ones facing eBay. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

     We have a limited operating history

        Our company was formed as a sole proprietorship in September 1995 and we incorporated in May 1996. We have only a limited operating history on which you can base an evaluation of our business and prospects. As an online commerce company still relatively early in our development, we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

        - maintain and increase our number of registered users, items listed on our service and completed sales;

        -       expand into new markets;

        - maintain and grow our website and customer support operations at a reasonable cost;

        -       continue to make trading through our service safer for users;

        -       maintain and enhance our brand;

        -       successfully execute our business and marketing strategy;

        - continue to develop and upgrade our technology and information processing systems;

        - continue to enhance our service to meet the needs of a changing market;

        -       provide superior customer service;

        -       respond to competitive developments; and

        - attract, integrate, retain and motivate qualified personnel.


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

     Our operating results may fluctuate

        Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

        - our ability to retain an active user base, to attract new users who list items for sale and who purchase items through our service and to maintain customer satisfaction;

        - our ability to keep our website operational and to manage the number of items listed on our service;

        - the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

        - foreign, federal, state or local government regulation, including investigations prompted by items improperly listed or sold by our users;

        - the introduction of new sites, services and products by us or our competitors;

        - volume, size, timing and completion rate of trades on our website;

        - consumer confidence in the security of transactions on our website;

        - our ability to upgrade and develop our systems and infrastructure to accommodate growth;

        -       technical difficulties or service interruptions;

        - our ability to attract new personnel in a timely and effective manner;

        - our ability to retain key employees in both our online businesses and our acquisitions;

        - our ability to successfully integrate Half.com, our newest acquisition;

        - the ability of our land-based auction businesses to acquire high quality properties for auction;

        - the timing, cost and availability of advertising in traditional media and on other websites and online services;

        - the timing of marketing and other expenses under existing contracts;

        - consumer trends and popularity of some categories of collectible items;

        -       the success of our brand building and marketing campaigns;

        -       the level of use of the Internet and online services;

        - increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our website; and

        - general economic conditions and economic conditions specific to the Internet and electronic commerce industries.

        Our limited operating history and the emerging nature of the markets in which we compete make it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of future performance. We do not have backlog, and almost all of our net revenues each quarter come from auctions for items that are listed and auctions completed during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

     Our failure to manage growth could harm us

        We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our rate of growth include the following:

        - The Website. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our website and the new products and features we are regularly introducing. This has reduced our margins. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our website may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our website and reduce future revenues.

        - Customer Support. We must expand our customer support operations to accommodate the increased number of users and transactions on our website. If we are unable to hire and successfully train sufficient employees or contractors in this area, users of our website may have negative experiences, and current and future revenues could suffer.

        - Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

        We must continue to hire, train and manage new employees at a rapid rate. The majority of our employees today have been with us less than one year, and we expect that our rate of hiring will continue at a very high pace. If our new hires are not good hires, or if we are unsuccessful in training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.

     We may not maintain profitability

        We believe that our continued profitability will depend in large part on our ability to do the following:

        - maintain sufficient transaction volume to attract buyers and sellers;

        - manage the costs of our business, including the costs associated with maintaining and developing our website, customer support and international and product expansion;

        -       increase our brand name awareness; and

        - provide our customers with superior community and trading experiences.

        We are investing heavily in marketing and promotion, customer support, further development of our website, technology and operating infrastructure development. The costs of these investments have reduced our margins and are expected to remain significant into the future. In addition, we have significant ongoing commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are rapidly enabling online sales as well as new companies, many of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (fixed price, reverse auction, group buying, etc.) may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

     Acquisitions could result in dilution, operating difficulties and other harmful consequences

        We have acquired a number of businesses, including our recent acquisition of Half.com, and may in the future acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

        - diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products;

        - decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;

        - the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and

        - the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies.

        Prior to the four large acquisitions we made in 1999, we had almost no experience in managing this integration process. Most of our acquisitions to date have involved either family-run companies or very early stage companies, which may worsen these integration issues. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

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

     Our business may be harmed by the listing or sale by our users of illegal items

        The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. Several lawsuits based upon such allegations are currently pending. See "Legal Proceedings." In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our website. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

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

     Government inquiries may lead to charges or penalties

    On January 29, 1999, we received initial requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our website. We were informed that the inquiry includes an examination of our practices with respect to these transactions. We have provided further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter.

        On March 24, 2000, Butterfields received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting documents relating to, among other things, changes in Butterfields' seller commissions and buyer premiums and discussions, agreements or understandings with other auction houses, in each case since 1992. We believe this request may be related to a publicly reported criminal investigation of auction houses for price fixing. We have provided the information requested in the subpoena.

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

        We have provided information to the antitrust division of the Department of Justice in connection with an inquiry into our conduct with respect to "auction aggregators" including our licensing program and our lawsuit against Bidder's Edge. Should the division decide to take action against us, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

     Some of our businesses are subject to regulation and others may be in the future

        Both Butterfields and Kruse are subject to regulation in some jurisdictions governing the manner in which live auctions are conducted. Both are required to obtain licensure in these jurisdictions with respect to their business or to permit the sale of categories of items (e.g. wine, automobiles, and real estate). These licenses generally must be renewed regularly and are subject to revocation for violation of law, violation of the regulations governing auctions in general or the sale of the particular item and other events. If either company was unable to renew a license or had a license revoked, its business would be harmed. In addition, changes to the regulations or the licensure requirements could increase the complexity and the cost of doing auctions, thereby harming us.

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


     Companies that handle payments, including our subsidiaries Billpoint and Half.com, may be subject to additional regulation

        The Half.com business model involves the handling of payments by buyers for the items listed by Half.com's sellers. Billpoint handles its customer funds as a provider of Internet payment solutions. Businesses that handle consumers' funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. The cost and complexity of Billpoint's business may increase if certain regulations are deemed to apply to its business. In addition to the need to comply with these regulations, Billpoint's business is also subject to risks of fraud, the need to grow systems and processes rapidly if its products are well received, a high level of competition, including competitors who are currently not charging for their product offerings and are offering significant promotional incentives, and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which is the provider of payment services. Similarly, Half.com may be subject to certain regulations regarding payments and the cost and complexity of its business may increase if these regulations are deemed to apply to its business.

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

     We are subject to intellectual property and other litigation

        On September 1, 1999, we were served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. We filed a general demurrer which was sustained by the court with leave to amend. The plaintiff filed an amended complaint. Discovery has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly and, if eBay was to lose this lawsuit, our business could be harmed.

    On December 10, 1999, we sued Bidder's Edge, Inc in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Discovery in this case has commenced. A motion for summary judgment on the antitrust counterclaim has been denied. On May 24, 2000, the court granted us a preliminary injunction against the use by Bidder's Edge of robotic means to copy our site. Bidder's Edge has appealed this ruling. We intend to prosecute our claims and defend ourselves against Bidder's Edge's counterclaims vigorously. However, this lawsuit will be costly and our business would be harmed if we were to lose.

        On April 25, 2000 eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of eBay users who purchased forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity". The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. Discovery in this case has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly. If we lose this lawsuit, it would harm our business.

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

     The inability to expand our systems may limit our growth

        We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our website, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend on the number of items listed by users, the volume of user transactions that are successfully completed and the final prices paid for the items listed. We need to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased traffic on our site and to implement new features and functions, including those required under our contracts with third parties. We may be unable to accurately project the rate or timing of increases, if any, in the use of our service or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

        We use internally developed systems to operate our service for transaction processing, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our website. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. We capitalize hardware and software costs associated with this development in accordance with company policy and include such amounts in computer equipment and software. Internal expenses are often judged to have useful lives of less than one year, or have been more appropriately classified as maintenance related costs. As such, these costs are expensed as incurred. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience on our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

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

        Substantially all of our computer hardware for operating our service currently is located at the facilities of Exodus Communications, Inc. in Santa Clara, California and AboveNet Communications in San Jose, California. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at either the Exodus or AboveNet facility could result in interruptions in our services. In addition, the failure by Exodus or AboveNet to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

     Our stock price has been and may continue to be extremely volatile

        The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

        - actual or anticipated variations in our quarterly operating results;

        -       unscheduled system downtime;

        -       additions or departures of key personnel;

        - announcements of technological innovations or new services by us or our competitors;

        -       changes in financial estimates by securities analysts;

        - conditions or trends in the Internet and online commerce industries;

        - changes in the market valuations of other Internet or online service companies;

        -       developments in Internet regulation;

        - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        - sales of our common stock or other securities in the open market; and

        -       other events or factors that may be beyond our control.

        In addition, the trading price of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price-to-earnings and price to sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

     New and existing regulations could harm our business

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, have not yet been interpreted to a significant degree by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions.

        Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the United States. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

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

     Our business has been seasonal

        Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in Q1. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

     We are dependent on the continued growth of online commerce

        The business of selling goods over the Internet, particularly through personal trading, is new and dynamic. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our website requires users to make publicly available their e-mail addresses and other personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

     There are many risks associated with our international operations

        We are expanding internationally. In 1999, we acquired alando, a leading online German personal trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we further expanded into Japan and formally launched our localized Canadian operations. Expansion into international markets will require management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. We may have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating internationally are expected to exceed our international net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

        - regulatory requirements, including regulation of "auctions," that may limit or prevent the offering of our services in local jurisdictions;

        - legal uncertainty regarding liability for the listings of our users, including less Internet friendly basic law and unique local laws;

        - government-imposed limitations on the public's access to the Internet;

        -       difficulties in staffing and managing foreign operations;

        - longer payment cycles, different accounting practices and problems in collecting accounts receivable;

        -       higher telecommunications and internet service provider costs;

        -       more stringent consumer protection laws;

        -       cultural nonacceptance of online trading;

        -       stronger local competitors;

        -       seasonal reductions in business activity; and

        -       potentially adverse tax consequences.


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

     We are dependent on key personnel

        Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key employees. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. For example, Dean Kruse is particularly important to Kruse. We have had some turnover of these types of personnel, and continued losses could result in the loss of significant future business and would harm us. Such personnel are in great demand by other online companies. In addition, employee turnover frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships, and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals and especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

     Our off-line auction businesses need to continue to acquire properties

        The businesses of Butterfields and Kruse are both dependent on the continued acquisition of high quality auction properties from sellers. Their future success will depend in part on their ability to maintain an adequate supply of high quality auction property, particularly fine and decorative arts and collectibles and collectible automobiles, respectively. There is intense competition for these pieces with other auction companies and dealers. In addition, a small number of key senior management and specialists maintain the relationships with the primary sources of auction property and the loss of any of these individuals could harm the business of Butterfields and Kruse.

     Our off-line auction businesses could suffer losses from price guarantees, advances or rescissions of sales

        In order to secure high quality auction properties from sellers, Butterfields and Kruse may give a guaranteed minimum price or a cash advance to a seller, based on the estimated value of the property. If the auction proceeds are less than the amount guaranteed, or less than the amount advanced and the seller does not repay the difference, the company involved will suffer a loss. In addition, under certain circumstances a buyer who believes that an item purchased at auction does not have good title, provenance or authenticity may rescind the purchase. Under these circumstances, the company involved will lose its commissions and fees on the sale even if the seller, in accordance with the terms and conditions of sale, in turn accepts back the item and returns the funds he or she received from the sale.

     We acquired real property with some of our new businesses

        In connection with the acquisitions of Kruse and Butterfields we acquired real property including land, buildings and interests in partnerships holding land and buildings. We have no experience in managing real property. Ownership of this property subjects us to new risks, including:

        - the possibility of environmental contamination and the costs associated with fixing any environmental problems;

        - adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhoods in which the properties are located, or other factors;

        - the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and

        -       possible disputes with tenants, partners or others.

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

        Coins & Stamps: Collectors Universe, Heritage, Numismatists Online, US Mint

        Collectibles: Franklin Mint

        Musical Instruments: Guitar Center, Harmony-Central.com, MARRS, MusicHotBid.com

        Sports Memorabilia: Beckett's, Collectors Universe

        Toys, Bean Bag Plush: Amazon.com, eToys.com, KB Toys, Toys R Us

        Premium Collectibles: Christies, DuPont Registry, Gavelnet, Greg Manning Auctions, iCollector, Lycos / Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby's, Sothebys.amazon.com

        Automotive (used cars): Auction Auto.com, Autobytel.com, AutoMallUSA, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarOrder.com, CarPoint, CarScene.com, eClassics.com, Edmunds, GreenLight.com, Hemmings, Newspaper classifieds, Used car dealers

        Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, BigStar, Blockbuster, BMG Columbia House, CDNow, DVD Express, Spinner.com, Wherehouse, Alibris.com, Bookfinders.com

        Clothing: Bluefly.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Lucy.com, Macys, The Men's Wearhouse, Ross, 3Dshopping.com

        Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Egghead, Fry's Electronics, Gateway, The Good Guys, IBM, MicroWarehouse, The Sharper Image, Shopping.com, ValueAmerica.com

        Home & Garden: IKEA, Crate & Barrel, Furniture.com, Homepoint.com, Home Depot, Living.com, Garden.com, Pottery Barn, Ethan Allen, Frontgate

        Jewelry: Ashford.com, Mondera.com

        Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, golftrader.com, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority

        Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH

        Business-to-Business: Ariba, BidFreight.com, BizBuyer.com, bLiquid.com, CloseOutNow.com, CommerceBid.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, iMark, Oracle, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, UnionStreet.com, Ventro, VerticalNet

        Additionally, we face competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network (an auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales.

        The principal competitive factors in our market include the following:

        -       ability to attract buyers;

        -       volume of transactions and selection of goods;

        -       community cohesion and interaction;

        -       system reliability;

        -       customer service;

        -       reliability of delivery and payment by users;

        -       brand recognition;

        -       website convenience and accessibility;

        -       level of service fees; and

        -       quality of search tools.

        Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free, and others may do this as well. We may be unable to compete successfully against current and future competitors.

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

        The offline auction business is intensely competitive. Butterfields competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of Butterfields' business, its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet-based auctions may harm the land-based auction business. Although Billpoint's business is new, several new companies have entered this market, including competitors who are offering free services and significant promotional incentives, and large companies, including banks and credit card companies, are also beginning to enter this market.

     Our business is dependent on the development and maintenance of the Web infrastructure

        The success of our service will depend largely on the development and maintenance of the Web infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well timely development of complementary products such as high-speed modems, for providing reliable Web access and services. Because global commerce and the online exchange of information is new and evolving, we cannot predict whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Web continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Web infrastructure may be unable to support the demands placed on it. In addition, the performance of the Web may be harmed by increased users or bandwidth requirements.

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

     We must keep pace with rapid technological change to remain competitive

        The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These market characteristics are worsened by the emerging and changing nature of the Internet. Our future success therefore will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service. Our failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

     We need to develop new services, features and functions in order to expand

        We plan to expand our operations by developing new or complementary services, products or transaction formats or expanding the breadth and depth of services. We may be unable to expand our operations in a cost-effective or timely manner. Even if we do expand, we may not maintain or increase our overall market acceptance. If we launch a new business or service that is not favorably received by consumers, it could damage our reputation and diminish the value of our brand. We anticipate that future services will include pre-and post-trade services.

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

     We may be unable to protect or enforce our own intellectual property rights adequately

        We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection is very expensive to maintain, and protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our URL in an increasing number of jurisdictions, a process which is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, Microsoft and Sun Microsystems Inc., the suppliers of key database technology, the operating system and specific hardware components for our service. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of this technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost.

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


--------------------------------------------------------------------------------
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE RISK

        The primary objective of eBay's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

        Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At June 30, 2000, our investment instruments earned a pretax yield of approximately 6.3% and had a weighted average maturity of 1.0 years. Thus, if interest rates were to drop by 0.6% we may experience a 10% reduction in interest income. If yields were to move up by 100 basis points, the market value of our securities could drop by approximately $7.5 million.

        On June 19, 2000, eBay entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the floating rate operating lease for our facilities. The swap agreement effectively changes our interest rate exposure on our operating lease from the spread over the three month LIBOR to a fixed rate of 7.10%. The notional amount of the interest rate swap was $45 million whereas the total amount of the operating lease was $126.4 million. The differential to be paid or received under the swap agreement will be recognized as an adjustment to other comprehensive income on the balance sheet.

EQUITY PRICE RISK

        We are exposed to equity price risk on the marketable portion of equity investments as such investments are subject to considerable market risk due to their volatility. eBay typically does not attempt to reduce or eliminate its market exposure in these equity investments. As of June 30, 2000, the position in equity investments included unrealized gains of $3.9 million.

FOREIGN CURRENCY RISK

        International sales are made mostly from eBay's foreign sales in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. eBay is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on eBay as of June 30, 2000 was a loss of approximately $498,000.


                           PART II: OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

        On September 1, 1999, eBay was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. We filed a general demurrer which was sustained by the court with leave to amend. The plaintiff filed an amended complaint. Discovery has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly and, if eBay was to lose this lawsuit, our business could be harmed.

        On December 10, 1999, we sued Bidder's Edge, Inc. in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Discovery in this case has commenced. A motion for summary judgment on the antitrust counterclaim has been denied. On May 24, 2000, the court granted us a preliminary injunction against the use by Bidder's Edge of robotic means to copy our site. Bidder's Edge has appealed this decision to the Ninth Circuit. We intend to prosecute our claims and defend ourselves against Bidder's Edge's counterclaims vigorously. However, this lawsuit will be costly and our business would be harmed if we were to lose.

        On April 25, 2000 eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of eBay users who purchased forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity". The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. Discovery in this case has commenced. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense could be costly. If we lose this lawsuit, it would harm our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        eBay held its Annual Meeting of Stockholders on May 23, 2000. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. The three directors proposed by eBay for re-election were elected to new, three year terms by the following vote:

DIRECTOR NAME                   DIRECTOR SHARES VOTED FOR     SHARES WITHHELD AUTHORITY
-------------                   -------------------------     -------------------------
Dawn G. Lepore                          120,606,176                     70,984
Pierre M. Omidyar                       120,617,206                     59,954
Howard P. Schultz                       120,614,139                     63,021


        The stockholders approved the Company's 1999 Global Equity Incentive
Plan: Shares voted for: 105,651,341; Shares voted against: 14,873,226; Shares abstaining: 152,593.

        The stockholders approved the appointment of the auditors: Shares voted for: 120,528,275 Shares voted against: 129,509; Shares abstaining: 19,376.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as part of this report:

            27.01 Financial Data Schedule (EDGAR version only)

        (b) Reports on Form 8-K.

                  On May 25, 2000, eBay filed a report on Form 8-K, announcing a two-for-one stock split declared by the Board of Directors on April 19, 2000. The record date for the stock split was May 9, 2000, and the payment date was May 24, 2000.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       eBay Inc.

Date: August 9, 2000

                                       By: /s/ MARGARET C. WHITMAN
                                          --------------------------------------
                                                   Margaret C. Whitman
                                          President and Chief Executive Officer


                                       By: /s/ GARY F. BENGIER
                                          --------------------------------------
                                                     Gary F. Bengier
                                                    Vice President and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS


        27.01   FINANCIAL DATA SCHEDULE