Form 10-Q
period 2000-09-30
EBAY INC
filed 2000-11-09
CIK 1065088

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   ----------

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        As of October 23, 2000, there were 267,897,498 shares of the Registrant's Common Stock outstanding.

================================================================================

                          PART I: FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                    eBay Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                               -----------       -----------
                                                                                   1999              2000
                                                                               -----------       -----------
                                                                                                  (UNAUDITED)
                               ASSETS
Current assets:
      Cash and cash equivalents .........................................      $   221,801       $   130,558
      Short-term investments ............................................          181,086           302,542
      Accounts receivable, net ..........................................           36,538            49,226
      Other current assets ..............................................           25,882            40,419
                                                                               -----------       -----------
                   Total current assets .................................          465,307           522,745

Long-term investments ...................................................          373,988           317,489
Property and equipment, net .............................................          112,202           122,054
Restricted cash and investments .........................................               --           126,390
Deferred tax assets .....................................................            5,639            10,887
Intangible and other assets, net ........................................           12,689            14,581
                                                                               -----------       -----------
                                                                               $   969,825       $ 1,114,146
                                                                               ===========       ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..................................................      $    32,133       $    18,796
      Accrued expenses ..................................................           32,675            56,995
      Deferred revenue and customer advances ............................            5,997             5,170
      Debt and leases, short-term .......................................           15,781             8,965
      Income taxes payable ..............................................            6,455             7,966
      Other current liabilities .........................................               --             3,867
                                                                               -----------       -----------
                   Total current liabilities ............................           93,041           101,759

Debt and leases, long-term ..............................................           15,023            22,887
Other liabilities .......................................................            5,900             5,881
Minority interests ......................................................            1,732            14,740
                                                                               -----------       -----------
                                                                                   115,696           145,267
                                                                               -----------       -----------
Stockholders' equity:

      Common Stock, $0.001 par value; 900,000 shares
        authorized; 262,087 and 267,387 shares
        issued and outstanding...........................................              263               267
      Additional paid-in capital ........................................          831,120           920,655
      Notes receivable from stockholders ................................              (11)              (11)
      Unearned compensation .............................................           (8,704)           (1,843)
      Retained earnings .................................................           26,367            50,727
      Accumulated other comprehensive income (loss) .....................            5,094              (916)
                                                                               -----------       -----------
                   Total stockholders' equity ...........................          854,129           968,879
                                                                               -----------       -----------
                                                                               $   969,825       $ 1,114,146
                                                                               ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    eBay Inc.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      -------------------------       -------------------------
                                                                         1999            2000            1999            2000
                                                                      ---------       ---------       ---------       ---------

Net revenues ...................................................      $  58,525       $ 113,377        $150,805        $297,416
Cost of net revenues ...........................................         17,081          23,912          36,003          71,499
                                                                      ---------       ---------       ---------       ---------
     Gross profit ..............................................         41,444          89,465         114,802         225,917
                                                                      ---------       ---------       ---------       ---------

Operating expenses:

     Sales and marketing .......................................         27,278          41,137          67,152         117,728
     Product development .......................................          6,958          15,783          14,597          41,721
     General and administrative ................................         11,914          17,341          29,616          54,143
     Payroll expense on employee stock options .................             --              17              --           1,752
     Amortization of acquired intangibles ......................            328             264             983             879
     Merger related costs ......................................             --             607           4,359           1,431
                                                                      ---------       ---------       ---------       ---------
          Total operating expenses .............................         46,478          75,149         116,707         217,654
                                                                      ---------       ---------       ---------       ---------
Income (loss) from operations ..................................         (5,034)         14,316          (1,905)          8,263
Interest and other income, net .................................          7,598          11,674          14,927          34,223
Interest expense ...............................................           (449)           (958)         (1,491)         (2,836)
                                                                      ---------       ---------       ---------       ---------
Income before income taxes, minority interest and equity
 interest in partnership income..................................         2,115          25,032          11,531          39,650

Provision for income taxes .....................................           (858)        (10,141)         (5,720)        (16,815)
Minority interest in consolidated companies ....................            (85)            320            (175)          1,594
Equity interest in partnership income ..........................             14              --             131              --
                                                                      ---------       ---------       ---------       ---------
     Net income ................................................      $   1,186       $  15,211       $   5,767       $  24,429
                                                                      =========       =========       =========       =========
Net income per share:
     Basic .....................................................      $    0.01       $    0.06       $    0.03       $    0.10
                                                                      =========       =========       =========       =========
     Diluted ...................................................      $    0.00       $    0.05       $    0.02       $    0.09
                                                                      =========       =========       =========       =========
Weighted average shares (Note 1):
     Basic .....................................................        227,975         255,741         212,488         249,070
     Diluted ...................................................        276,179         280,297         271,476         280,567
Supplemental pro forma information:

     Income before income taxes, minority interest and equity
              interest in partnership income ...................          2,115          25,032          11,531          39,650
     Provision for income taxes ................................           (858)        (10,141)         (5,720)        (16,815)
     Pro forma adjustment to provision for income taxes
      (Note 4)..................................................             --              --            (677)             --
     Minority interest in consolidated companies ...............            (85)            320            (175)          1,594
     Equity interest in partnership income .....................             14              --             131              --
                                                                      ---------       ---------       ---------       ---------
Pro forma net income ...........................................      $   1,186       $  15,211       $   5,090       $  24,429
                                                                      =========       =========       =========       =========
Pro forma net income per share:
     Basic .....................................................      $    0.01       $    0.06       $    0.02       $    0.10
                                                                      =========       =========       =========       =========
     Diluted ...................................................      $    0.00       $    0.05       $    0.02       $    0.09
                                                                      =========       =========       =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    eBay Inc.

         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                            (IN THOUSANDS; UNAUDITED)

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                          -----------------------       -----------------------
                                                            1999            2000           1999          2000
                                                          --------       --------       --------       --------
Net income .........................................      $  1,186       $ 15,211       $  5,767       $ 24,429
Other comprehensive income:
    Foreign currency translation adjustments .......           (20)         1,428             13            988
    Unrealized gains (losses) on securities, net ...       (32,295)        (3,147)         6,893        (11,663)
Estimated tax benefit (provision) on change in
 other comprehensive income.........................        13,564          1,259         (2,895)         4,665
                                                          --------       --------       --------       --------
Net change in other comprehensive income (loss) ....       (18,751)          (460)         4,011         (6,010)
                                                          --------       --------       --------       --------

Comprehensive income (loss) ........................      $(17,565)      $ 14,751       $  9,778       $ 18,419
                                                          ========       ========       ========       ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    eBay Inc.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                -------------------------
                                                                                  1999             2000
                                                                                ---------       ---------
Cash flows from operating activities:
     Net income ..........................................................      $   5,767       $  24,429
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for doubtful accounts and authorized credits ...........          5,458           2,690
        Depreciation and amortization ....................................         10,849          27,207
        Amortization of unearned compensation ............................          3,655           6,784
        Tax benefit on employee stock options ............................          5,841          20,943
        Minority interest in consolidated companies ......................            133            (912)
        Loss on impairment of asset held for sale ........................            100             126
        Equity interest in partnership net loss ..........................             --             (19)
        Changes in assets and liabilities:
          Accounts receivable ............................................        (20,622)        (15,042)
          Other assets ...................................................        (24,556)        (21,042)
          Accounts payable ...............................................         12,892         (13,338)
          Accrued expenses ...............................................         16,467          26,244
          Income taxes payable ...........................................          3,079           1,511
          Other liabilities ..............................................            736           6,102
                                                                                ---------       ---------
Net cash provided by operating activities ................................         19,799          65,683
                                                                                ---------       ---------
Cash flows from investing activities:
     Purchases of property and equipment .................................        (47,568)        (36,224)
     Net sales and purchases of short-term investments ...................        (99,005)       (121,456)
     Net sales and purchases of  long-term investments ...................       (363,700)         49,711
     Purchase of restricted investments ..................................             --        (126,390)
     Purchases of intangible assets and other non-current assets .........         (2,625)             --
                                                                                ---------       ---------
Net cash used in investing activities ....................................       (512,898)       (234,359)
Cash flows from financing activities:
     Proceeds from issuance of stock, net ................................        708,642          39,215
     Proceeds from issuance of stock by subsidiaries .....................             --          37,736
     Stockholder loan repayments .........................................            712              --
     Discount on convertible note ........................................             --               6
     Proceeds from long-term debt ........................................              7              --
     Principal payments on long-term debt and leases .....................         (4,105)           (512)
     Stockholder distributions ...........................................         (3,892)             --
     Stockholder contributions ...........................................          3,275              --
                                                                                ---------       ---------
Net cash provided by financing activities ................................        704,639          76,445
                                                                                ---------       ---------
Effect of exchange rates on cash .........................................             --             988
                                                                                ---------       ---------
Net change in cash and cash equivalents ..................................        211,540         (91,243)
Cash and cash equivalents at beginning of period .........................         37,285         221,801
                                                                                ---------       ---------
Cash and cash equivalents at end of period ...............................      $ 248,825       $ 130,558
                                                                                =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    eBay Inc.

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The Company

        eBay Inc. ("eBay") was incorporated in California in May 1996, reincorporated in Delaware in April 1998 and as of September 30, 2000 had operations in the United States, Switzerland, United Kingdom, Germany, Australia, Canada, and Japan. eBay pioneered online personal trading by developing a web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven-days-a-week. Through eBay's recent acquisition of Half.com, Inc. ("Half.com"), eBay also offers an online marketplace to buy and sell using a fixed-price trading platform. eBay engages in the traditional auction business through its subsidiaries, Butterfield and Butterfield Auctioneer Corporation ("Butterfields") and Kruse International ("Kruse"), and in online payment processing through eBay's Billpoint, Inc. ("Billpoint") subsidiary.

    Stock split

        On April 19, 2000, eBay's Board of Directors approved a two-for-one Common Stock split. Stockholders of record on May 9, 2000 received one additional share for each share owned on May 24, 2000. All share and per share amounts in these condensed consolidated financial statements and notes thereto reflect the stock split for all periods presented.

    Wells Fargo Bank

        On February 24, 2000, Billpoint and Wells Fargo Bank ("Wells Fargo") entered into an agreement whereby Wells Fargo became the exclusive provider of Internet payment services of domestic transactions for Billpoint's customers. The service agreement expires February 28, 2007.

        Billpoint was reincorporated in Delaware and sold 350 shares of common stock and 1,399,965 shares of Series A Preferred stock to Wells Fargo which represented approximately 35% ownership in Billpoint. Simultaneously, eBay exchanged 25,999,350 of Billpoint's common shares for 2,599,935 shares of Series A Preferred stock. eBay continues to consolidate Billpoint due to a majority ownership interest and reflects a minority interest for the equity interest of Wells Fargo.

    Use of estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Principles of consolidation and basis of presentation

        The accompanying condensed consolidated financial statements as of December 31, 1999 are derived from audited financial statements, and the condensed consolidated financial statements as of September 30, 2000, and for the three and nine months ended September 30, 1999 and 2000, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of September 30, 2000, the results of operations for the three and nine months ended September 30, 1999 and 2000 and cash flows for the nine months ended September 30, 1999 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial
                                    eBay Inc.

statements and related notes included in eBay's Report on Form 10-K for the year ended December 31, 1999. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

    Fair value of financial instruments

        eBay's cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

        Short and long-term investments, which include marketable equity securities, municipal, government and corporate bonds, are classified as available-for-sale and reported at fair value. Realized gains and losses are included in earnings. Unrealized gains and losses are excluded from earnings and reported as a component of stockholders' equity, net of estimated tax provisions and benefits.

    Related party transactions

        A subsidiary of eBay entered into a service contract with a related party whereby the subsidiary agreed to provide services with respect to the design of the related party's system. The related party remitted payment totaling $1.5 million to the subsidiary of which $35,000 was treated as a cost reimbursement for product development expenses, and the remainder was accounted for as income. Both amounts are included in the accompanying consolidated statement of income.

        eBay purchased shares representing beneficial interest of less than five percent of a company affiliated with a director of eBay. In connection with the transaction, eBay received a warrant that would, if exercised, increase eBay's beneficial interest to less than ten percent of the company. eBay recorded the investment at cost. Separately, eBay entered into a commercial agreement whereby eBay provided approximately $510,000 of advertising services to the related party. The amount is included in the accompanying consolidated statement of income.

        eBay had also entered into an agreement whereby eBay purchased shares representing beneficial interest of less than five percent of a company affiliated with a director of eBay. Additionally, eBay received a warrant that, if exercised, eBay's beneficial interest would remain at less than five percent. eBay recorded the investment at cost. Separately, eBay entered into a commercial agreement whereby eBay provided approximately $600,000 of advertising services to the related party. The amount is included in the accompanying consolidated statement of income.

        In a commercial agreement entered into with a company that is affiliated with a director of eBay, eBay recorded approximately $2.6 million in income relating to advertising services. eBay also entered into an agreement whereby eBay purchased shares representing less than one percent of the related party's total shares outstanding. Additionally, eBay received a warrant that, if exercised, its beneficial interest would remain at less than one percent.

    Investments in subsidiaries and general partnerships

        Interests in subsidiaries and general partnerships in which eBay holds more than 50 percent ownership is consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these subsidiaries and general partnerships and the ownership interests of minority investors are recorded as minority interests. Investments in entities and general partnerships where eBay holds more than 20 percent ownership but less than 50 percent ownership and exert significant influence are accounted for using the equity method of accounting, are recorded as investment in partnerships or equity investees and are included within other assets.

        Third party investments in a subsidiary of eBay are considered for their impact on the dilution of eBay's interest at the date these investments are made. To the extent the proceeds of these investments differ from the third party's percent ownership in the net equity of the subsidiary, eBay will record these differences as a capital transaction and accordingly will reflect eBay's share of the difference within additional paid-in-capital.

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

                                    eBay Inc.

    Revenue recognition

        Online transaction revenues are derived primarily from placement fees charged for the listing of items on the eBay website, success fees calculated as a percentage of the final sales transaction value for both eBay and Half.com, and to a lesser extent, online advertising.

        Listing and featured item fee revenue is recognized ratably over the estimated period of the auction while revenues related to success fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Advertising revenues, which are principally derived from the sale of banners or sponsorship on the eBay site, are recognized as the impressions are delivered, or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or such commitments are fixed throughout the term. Provisions for doubtful accounts and authorized credits to sellers are made at the time of revenue recognition based upon our historical experience.

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

        To date, barter advertising has accounted for less than 1% of eBay's revenue. eBay records barter revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-17, "Accounting for Advertising Barter Transactions" that required that barter transactions be recognized at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar advertising transactions. Consequently, most barter transactions have not resulted in recognizing any revenue.

    Website development costs

        eBay recognizes website development costs in accordance with EITF Issue No. 00-02, "Accounting for Website Development Costs." As such, eBay expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the product's estimated useful life. In general, costs associated with repair or maintenance for the website are included in cost of sales in the accompanying consolidated statement of income.

    Comprehensive income

        eBay accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive income resulted from foreign currency translation gains and losses and unrealized gains and losses on securities.

    Recent accounting pronouncements
                                    eBay Inc.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. eBay will adopt SFAS No. 133, as amended, in its quarter ending March 31, 2001, and eBay is currently assessing the impact, if any, on its consolidated financial statements.

        In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 1, 2000. eBay adopted FIN 44, and such adoption did not have a material impact on its consolidated financial statements.

        In July 2000, the EITF reached a consensus with respect to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." EITF 99-19 addressed whether a company should report revenue based on the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. eBay adopted EITF 99-19, and such adoption did not have a material impact on its consolidated financial statements.

        In March 2000, the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. eBay evaluated the provisions of the EITF and concluded that it will not impact eBay's consolidated financial statements.

        In July 2000, the EITF issued EITF Issue No. 00-15 "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option." EITF. 00-15 addresses the cash flow statement presentation of the tax benefit associated with nonqualified stock options. eBay receives an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by us upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. eBay adopted EITF 00-15, and such adoption did not have a material impact on its consolidated financial statements.

        In July 2000, the EITF issued EITF Issue No. 00-16 "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation." This Issue addresses how an entity should
                                    eBay Inc.

account for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation." This Issue addresses eBay's timing for recognizing our payroll tax liability and requires that this liability be recognized when the tax obligation is triggered. eBay adopted EITF 00-16 effective July 31, 2000, however, such adoption did not have a material impact on its consolidated financial statements.

NOTE 2--NET INCOME PER SHARE:

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                      ---------------------     ---------------------
                                                                        1999         2000         1999         2000
                                                                      --------     --------     --------     --------
Numerator:
  Net income ....................................................     $  1,186     $ 15,211     $  5,767     $ 24,429
                                                                      ========     ========     ========     ========
Denominator (Note 1):
  Weighted average shares .......................................      259,377      267,213      253,871      266,272
  Weighted average common shares subject to repurchase agreements      (31,402)     (11,472)     (41,383)     (17,202)
                                                                      --------     --------     --------     --------
Denominator for basic calculation ...............................      227,975      255,741      212,488      249,070
Weighted average effect of dilutive securities:
  Warrants ......................................................           --           94           --           94
  Weighted average common shares subject to repurchase agreements       31,402       11,472       41,383       17,202
  Employee stock options ........................................       16,802       12,990       17,605       14,201
                                                                      --------     --------     --------     --------
Denominator for diluted calculation .............................      276,179      280,297      271,476      280,567
                                                                      ========     ========     ========     ========
Net income per share:
  Basic .........................................................     $   0.01     $   0.06     $   0.03     $   0.10
                                                                      ========     ========     ========     ========
  Diluted .......................................................     $   0.00     $   0.05     $   0.02     $   0.09
                                                                      ========     ========     ========     ========

NOTE 3--ACQUISITION

    Half.com

        On July 11, 2000, eBay acquired Half.com. Half.com was incorporated in Pennsylvania in June 1999 and provides a fixed-price, person-to-person e-commerce site that allows people to buy and sell previously owned goods at discounted prices.

        In connection with the merger, eBay issued, or reserved for issuance, a total of approximately 5,484,000 shares of eBay common stock to Half.com's existing shareholders, option holders and warrant holders as consideration for all shares of capital stock, options and warrants of Half.com held immediately prior to consummation of the merger. The merger was accounted for as a pooling-of-interests.

        The results of operations previously reported by eBay and Half.com and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized as follows (in thousands):

                                   SIX MONTHS ENDED            YEAR ENDED
                                       JUNE 30,               DECEMBER 31,
                                -----------------------      -------------
                                  1999          2000              1999
                                -----------------------      -------------
Net revenues:
    eBay .....................  $ 92,280       $183,152         $224,724
    Half.com .................        --            887               --
                                --------       --------         --------
                                $ 92,280       $184,039         $224,724
                                ========       ========         ========
Net income (loss):

                                    eBay Inc.

eBay .........................  $  4,581       $ 17,878         $ 10,828

Half.com .....................        --         (8,661)          (1,261)
                                --------       --------         --------
                                $  4,581       $  9,217         $  9,567
                                ========       ========         ========


There were no adjustments required to conform the accounting policies of Half.com to those of eBay.

NOTE 4--INCOME TAXES:

        Prior to the acquisition by eBay in 1999, Butterfields was taxed as an S Corporation. In connection with the acquisition, Butterfields' status as an S Corporation was terminated, and Butterfields became subject to Federal and state income taxes designated as a C Corporation. The supplemental pro forma financial information presented in the financial statements includes an increase to the provisions for income taxes based upon a combined Federal and state tax rate. This rate approximates the statutory tax rate that would have been applied if Butterfields was taxed as a C Corporation prior to the date of the acquisition.

NOTE 5--SEGMENT INFORMATION:

        eBay reports segment-related information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief decision-maker in order to allocate resources and in assessing performance.

        eBay has identified two primary operating segments: online services and offline, traditional auction services. The online services segment consists of the operations of eBay, including all international subsidiaries, Billpoint, and Half.com. The offline, traditional auction segment consists of the current operations of Butterfields and Kruse.

        Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. Segment performance measurement is based on operating income before income taxes, amortization of intangibles, stock compensation and merger related costs. The operating information for the two segments identified are as follows (in thousands):


                                                                   THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                   SEPTEMBER 30, 1999                  SEPTEMBER 30, 2000
                                                          -----------------------------------   ----------------------------------
                                                           ONLINE      OFFLINE   CONSOLIDATED   CONSOLIDATED    ONLINE     OFFLINE
                                                          ---------   ---------  ------------   ------------  ---------   --------
Net revenues from external customers ...................  $  49,496   $   9,029   $  58,525      $ 102,839    $  10,538   $ 113,377
                                                          =========   =========   =========      =========    =========   =========
Operating income (loss) before amortization
  of acquired intangibles, stock
  compensation, and merger related costs ...............  $  (3,028)  $    (199)  $  (3,227)    $   18,868    $    (321)  $  18,547
Interest and other income, net .........................      7,404         208       7,612         11,451          223      11,674
Interest expense .......................................        (30)       (419)       (449)          (284)        (674)       (958)
Amortization of acquired intangibles, stock
  compensation, and merger related costs ...............     (1,705)       (102)     (1,807)        (4,137)         (94)     (4,231)
                                                          ---------   ---------   ---------      ---------    ---------   ---------

                                    eBay Inc.

Income (loss) before income taxes, excluding
     minority interest, as reported ..............   $    2,641   $     (512)   $    2,129   $   25,898   $     (866)   $   25,032
                                                     ==========   ==========    ==========   ==========   ==========    ==========
Total assets .....................................   $  839,524   $   72,563    $  912,087   $1,023,054   $   91,092    $1,114,146
                                                     ==========   ==========    ==========   ==========   ==========    ==========


                                                           NINE MONTHS ENDED                           NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1999                          SEPTEMBER 30, 2000
                                              ------------------------------------------   ----------------------------------------
                                                  ONLINE        OFFLINE     CONSOLIDATED   CONSOLIDATED      ONLINE       OFFLINE
                                              -----------    -----------    ------------   ------------   -----------   -----------
Net revenues from external customers ......   $   121,698    $    29,107    $   150,805    $   268,850    $    28,566   $   297,416
                                              ===========    ===========    ===========    ===========    ===========   ===========
Operating income (loss) before amortization
  of acquired intangibles, stock
  compensation, and merger related costs ..   $     5,313    $     2,003    $     7,316    $    20,311    $    (3,018)  $    17,293
Interest and other income, net ............        14,621            437         15,058         33,659            564        34,223
Interest expense ..........................           (32)        (1,459)        (1,491)        (1,026)        (1,810)       (2,836)
Amortization of acquired intangibles,stock
  compensation, and merger related costs ..        (4,830)        (4,391)        (9,221)        (8,130)          (900)       (9,030)
                                              -----------    -----------    -----------    -----------    -----------   -----------
Income (loss) before income taxes,
  excluding minority interest, as
  reported ................................   $    15,072    $    (3,410)   $    11,662    $    44,814    $    (5,164)  $    39,650
                                              ===========    ===========    ===========    ===========    ===========   ===========
Total assets ..............................   $   839,524    $    72,563    $   912,087    $ 1,023,054    $    91,092   $ 1,114,146
                                              ===========    ===========    ===========    ===========    ===========   ===========


NOTE 6--INVESTMENTS:

        At December 31, 1999 and September 30, 2000, short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

                                                         DECEMBER 31, 1999
                                        ---------------------------------------------------
                                           GROSS        GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
                                           COST         GAINS        LOSSES      FAIR VALUE
                                        -----------   ----------   ----------    ----------
Short-term investments:
    Municipal bonds and notes .....      $ 75,442      $    --      $    (55)      $ 75,387
    Corporate bonds ...............        44,356           --            (5)        44,351
    Government securities .........        59,820           --          (492)        59,328
    Other .........................         2,034           --           (14)         2,020
                                         --------      -------      --------       --------
        Total .....................      $181,652      $    --      $   (566)      $181,086
                                         ========      =======      ========       ========
Long-term investments:
    Municipal bonds and notes .....      $322,144      $    --      $ (3,425)      $318,719
    Corporate bonds ...............         2,353           --           (26)         2,327
    Government securities .........        28,112           --          (392)        27,720
    Other .........................        11,913       13,309            --         25,222
                                         --------      -------      --------       --------
        Total .....................      $364,522      $13,309      $ (3,843)      $373,988
                                         ========      =======      ========       ========


                                                        SEPTEMBER 30, 2000
                                         ---------------------------------------------------
                                           GROSS        GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
                                           COST         GAINS        LOSSES      FAIR VALUE
                                        -----------   ----------   ----------    ----------
Short-term investments:
    Municipal bonds and notes .....      $106,403          $--      $   (212)      $106,191
    Corporate bonds ...............        21,482           17            (9)        21,490
    Government securities .........       168,226          306            --        168,532
    Other .........................         6,335           --            (6)         6,329
                                         --------      -------      --------       --------

                                    eBay Inc.

        Total .....................      $302,446      $    323      $   (227)      $302,542
                                         ========      ========      ========       ========
Long-term investments:
    Municipal bonds and notes .....      $199,315           $--      $ (1,506)      $197,809
    Government securities .........       223,649           437          (634)       223,452
    Other .........................        24,088            33        (1,503)        22,618
                                         --------      --------      --------       --------
        Total .....................      $447,052      $    470      $ (3,643)      $443,879
                                         ========      ========      ========       ========


        Restricted cash of $126,390 is included within the $197,809 of municipal bonds and notes classified as long-term investments.

        The estimated fair value of short and long-term investments classified by date of contractual maturity are as follows (in thousands):

                                                            DECEMBER 31,  SEPTEMBER 30,
                                                            ------------  -------------
                                                               1999          2000
                                                               ----          ----
Due within one year or less ...........................      $247,513      $302,542
Due after one year through two years ..................       128,455       421,261
Due after two years through three years ...............       153,884            --
Equity investments ....................................        25,222        22,618
                                                             --------      --------
                                                             $555,074      $746,421
                                                             ========      ========

NOTE 7--DEBT:

        Notes payable consists of amounts payable to various financial institutions and a former shareholder, which are collateralized by specific properties and are as follows (in thousands):

                                                                      DECEMBER 31,  SEPTEMBER 30,
                                                                      ------------  -------------
                                                                         1999            2000
                                                                         ----            ----
Mortgage notes, prime plus 1%, due September 30, 2002 ...........      $  1,797       $  1,716
Mortgage notes, LIBOR plus 1.75%, due July 15, 2001 .............         3,501          3,389
Mortgage notes, 8.25%, due October 15, 2002 .....................        11,980         11,804
Mortgage notes, 5.2% variable, due August 1, 2003 ...............         9,300          9,300
Convertible note, prime plus 1%, due April 3, 2000 ..............         3,496             --
10.5% loan on foreclosed property due October 2010 ..............           549            558
6%-10.5% notes, due October 2000 through January 2003 ...........           176             --
                                                                       --------       --------
        Subtotal ................................................        30,799         26,767
Less: Current portion of debt ...................................       (15,781)        (4,657)
                                                                       --------       --------
                                                                       $ 15,018       $ 22,110
                                                                       ========       ========

        Mortgage notes outstanding are on property owned by Butterfields. The notes have variable interest rates and are collateralized by certain land, buildings and improvements. The notes are repayable in equal monthly installments over six to ten year terms, with final installments consisting of all remaining unpaid principal and accrued interest at the end of the term.

        The mortgage notes bearing an interest rate of 8.25% were originally due on May 15, 2000. The maturity was extended to October 15, 2002.

        The convertible note was related to Half.com and was used as a bridge loan until funding was received from their preferred stock issuance. The convertible note was converted to preferred stock in January 2000.

    Lease arrangement
                                    eBay Inc.

        On March 1, 2000, eBay entered into a five-year lease for general office facilities located in San Jose, California. Payments under this lease, which commenced during 2000, are based on a spread over the London Interbank Offering Rate ("LIBOR") applied to the $126.4 million cost of the facility funded by the lessor. eBay has an option to renew the lease for up to two five-year extensions subject to specific conditions. Under the terms of the lease agreement, eBay was required to place $126.4 million of cash and investment securities as collateral for the term of the lease. The cash and investment securities are restricted as to their withdrawal from the third party trustee and are classified as long-term restricted cash in the accompanying balance sheet.

        eBay entered into two interest rate swaps on June 19 and July 20, 2000 totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. The interest rate swaps allow eBay to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively amends the interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease. The interest rate swaps have been accounted for under the accrual method of accounting.

NOTE 8--CONTINGENCIES:

    Lawsuits

        On September 1, 1999, eBay was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that eBay violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. eBay filed a general demurrer, which was sustained by the court with leave to amend. The plaintiff filed an amended complaint. Discovery has commenced. eBay filed a motion for summary judgement. On November 7, 2000, eBay's motion for summary judgement was granted.

        On December 10, 1999, eBay sued Bidder's Edge, Inc. in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against eBay alleging that eBay violated the antitrust laws by monopolizing or attempting to monopolize a market, was competing unfairly and interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Discovery in this case has commenced. A motion to dismiss on the antitrust counterclaim has been denied. On May 24, 2000, the court granted eBay a preliminary injunction against the use by Bidder's Edge of robotic means to copy the eBay site. Bidder's Edge has appealed this ruling. eBay intends to prosecute its claims and defend itself against Bidder's Edge's counterclaims vigorously. However, this lawsuit has been and is expected to continue to be costly, and eBay's business would be harmed if it were to lose.

        On April 25, 2000, eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated Section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. Discovery in this case has commenced. eBay filed a demurrer to three of the counts, which the court sustained with leave to amend. The plaintiffs
                                    eBay Inc.

have filed an amended complaint. eBay believes it has meritorious defenses to this lawsuit and intend to defend itself vigorously. However, even if successful, this defense has been and is expected to be costly. If eBay loses this lawsuit, it would harm its business.

        From time to time, eBay is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on eBay's financial position or results of operations.

    Minimum Auction Guarantees

        From time to time eBay, through its Butterfields subsidiary, guarantees the minimum net proceeds with respect to the sale of properties at future auctions. Such guaranteed proceeds are often advanced to the consignor prior to the completion of the auction. eBay is responsible for the shortfall, if any, between the guaranteed minimum proceeds and the actual net proceeds upon the completion of the auction. Losses, if any, are recognized at the conclusion of the auction. In 2000, Butterfields had entered into two such agreements with guaranteed net proceeds of $1.25 million and $2.0 million. The $2.0 million agreement is shared with another auction service, half of which is guaranteed by each party. In June 2000, the auction associated with the $2.0 million agreement took place, and at the conclusion of the auction, the minimum net proceed amount was not obtained. Butterfields recognized an insignificant loss for the shortfall between the minimum proceeds it guaranteed and the actual net proceeds received.

    GO.com

        On February 6, 2000, eBay entered into a four-year marketing agreement with GO.com. In accordance with the agreement, GO.com provided eBay with online and offline promotion, eBay and GO.com developed a co-branded version of the eBay service and both companies developed a site featuring merchandise from GO.com affiliates. These affiliates include but are not limited to The Walt Disney Company, ESPN and ABC. In consideration for this agreement, eBay will pay a minimum of $30 million to GO.com over the four-year term.

    NEC

        On February 17, 2000, eBay Japan Inc., a wholly owned subsidiary of eBay, entered into a shareholder and marketing services agreement with NEC Corporation. In accordance with the shareholder agreement, NEC acquired 30% of eBay Japan and eBay retained the remaining 70% interest of eBay Japan. eBay will continue to consolidate eBay Japan due to a majority ownership interest and will reflect a minority interest for the equity interest of NEC.

        In accordance with the marketing agreement, NEC provided marketing and services to eBay Japan in an effort to deliver a minimum level of confirmed registered users. As compensation for the marketing and other services performed by NEC, eBay Japan paid NEC an annual up-front fee of approximately $1.5 million. The first payment was made in April, 2000, and additional payments will be payable on the anniversary of such date in each of the subsequent three years as long as the contract is in effect. If NEC is unable to deliver the minimum level of confirmed registered users, then eBay will have the right to repurchase shares of eBay Japan from NEC.

    AutoTrader.com

        On March 6, 2000, eBay and Autotrader.com LLC ("Autotrader") entered into a marketing and services agreement whereby eBay and Autotrader developed a co-branded site, and Autotrader will refer customers desiring an auction pricing format to eBay for a referral fee. Under the terms of the agreement, we have committed to provide certain marketing expenditures for the promotion of the eBay service and
                                    eBay Inc.

additional automobile related services offered by Autotrader. In consideration for these expenditures, eBay is committed to pay $29 million over the 3.5-year term.

        Under the agreement, eBay acquired approximately a 3% equity investment in Autotrader representing 1,173,876 Autotrader.com Class A units in exchange for cash proceeds of $10.3 million or $8.77 per unit.

    AOL

        In March 1999, eBay expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay was granted a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. In addition, eBay has developed or will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site. eBay will pay $75 million over the four-year term of the contract. We are recognizing these fees as sales and marketing expense over the greater of: i) the ratio of the number of impressions delivered over the total number of contracted impressions, or ii) a straight-line basis beginning with the initial delivery of impressions and extending over the term of the contract. At September 30, 2000, we had advanced $37.5 million under the amended agreement, and had recognized $21.5 million as advertising expense commencing with the launch of the co-branded program and delivery of advertising impressions.

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

OVERVIEW

        eBay pioneered online person-to-person trading by developing a web-based community in which buyers and sellers are brought together in an efficient and entertaining format to buy and sell almost anything. The eBay service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available seven-days-a-week. We have extended our online offerings to include regional and international trading, autos, "premium" priced items, and through our recent acquisition of Half.com, we now offer a fixed-price trading platform. Additionally, Billpoint provides online billing and payment solutions. eBay also expanded into the traditional auction business, also called offline trading, with our acquisitions of Butterfields and Kruse.

        Substantially all of our revenues comes from fees and commissions associated with online and offline trading services. Online revenue is primarily derived from placement, success fees, and commissions paid by sellers, as eBay does not charge fees to buyers. Sellers pay a nominal placement fee, and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. In addition, eBay receives revenues from end-to-end service providers whose services increase the velocity of transactions to the site, strategic commercial partnership revenues that are derived from commercial partners that are of strategic value to eBay to build out a category or other function and direct advertising which include promotional payments from unrelated third parties. We expect these end-to-end, commercial partnership and direct advertising revenues to increase in the future. To date, online payment solutions provided by Billpoint and fixed price trading provided by Half.com have not made significant contributions to net revenues, although we expect Billpoint and Half.com's revenues to increase in the future. Offline revenue is derived from a variety of sources including sellers' commissions, buyers' premiums, bidder registration fees, and auction related services including appraisal and authentication. eBay expects that the online business will continue to represent the majority of revenue growth in the foreseeable future.

ACQUISITION

        On July 11, 2000, we acquired Half.com. Half.com was incorporated in Pennsylvania in June 1999 and provides a fixed-price, person-to-person e-commerce site allowing people to buy and sell previously owned goods at discounted prices.

        In connection with the merger, we issued, or reserved for issuance, a total of approximately 5,484,000 shares of our common stock to Half.com's existing shareholders, option holders and warrant holders as consideration for all shares of capital stock, options and warrants of Half.com held immediately prior to consummation of the merger. The merger was accounted for as a pooling-of-interests.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods presented, certain data from eBay's consolidated statements of income as a percentage of net revenues. The information contained in the table below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                  ------------------    -----------------
                                                                   1999       2000       1999       2000
                                                                   ----       ----       ----       ----
Net revenues ...............................................      100.0%     100.0%     100.0%     100.0%
Cost of net revenues .......................................       29.2       21.1       23.9       24.0
                                                                  -----      -----      -----      -----
    Gross profit ...........................................       70.8       78.9       76.1       76.0
                                                                  -----      -----      -----      -----
Operating expenses:
    Sales and marketing ....................................       46.6       36.3       44.5       39.6
    Product development ....................................       11.9       13.9        9.7       14.0
    General and administrative .............................       20.4       15.3       19.6       18.3
    Payroll expense on employee stock options ..............         --         --         --        0.6
    Amortization of acquired intangibles ...................        0.5        0.2        0.7        0.3
    Merger related costs ...................................         --        0.5        2.9        0.5
                                                                  -----      -----      -----      -----
        Total operating expenses ...........................       79.4       66.2       77.4       73.3
                                                                  -----      -----      -----      -----
Income (loss) from operations ..............................       (8.6)      12.7       (1.3)       2.7
Interest and other income, net .............................       13.0       10.3       10.0       11.7
Interest expense ...........................................       (0.8)      (0.9)      (1.0)      (1.0)
                                                                  -----      -----      -----      -----
Income before income taxes and minority interest ...........        3.6       22.1        7.7       13.4
Provision for income taxes .................................       (1.5)      (9.0)      (3.8)      (5.7)
Minority interest in consolidated companies ................         --        0.3       (0.1)       0.5
                                                                  -----      -----      -----      -----
Net income .................................................        2.1%      13.4%       3.8%       8.2%
                                                                  =====      =====      =====      =====

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

        Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. We expect to invest any revenue upside back into the business across all expense categories. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. As a general note, we expect costs to increase in absolute dollars across all income statement categories. As more users come to the site for practical and one-time items like computers and automobiles, we expect that the number of transactions per registered user will continue to decline. Because the product mix is varied, the metrics for transactions per registered user is decreasingly relevant. We expect our gross margin to remain relatively flat throughout the remainder of the year.

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

    Net Revenues

        We derive revenue from a variety of sources including: listing, success and featured item fees, end-to-end services, commercial partnerships, sponsorships and other advertising, commissions and rental income in traditional auction operations. Our net revenues increased from $58.5 million and $150.8 million in the three and nine months ended September 30, 1999 to $113.4 million and $297.4 million in the comparable periods of 2000. The increases from 1999 to 2000 were predominantly the result of increased use of our website, reflected in the growth in the number of registered users, listings and gross merchandise sales. Throughout the remainder of the year, we expect that future revenue growth will be largely driven by the growth of online services including end-to-end services, commercial partnership revenues and direct advertising.

        We have reviewed the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and its effect on the recognition of listing and featured item fee revenue. While the effect of SAB No. 101 on historical listing and featured item fee revenue is insignificant, eBay adopted the prescribed method for listing and featured item fee revenue in the first quarter of 2000. As such, listing and featured item fee revenue is recognized ratably over the estimated period of the auction.

    Cost of Net Revenues

        Cost of net revenues for online operations consists primarily of costs associated with customer support and site operations. The costs included are compensation, employee and facilities costs for customer support and site operations personnel, ISP connectivity charges and depreciation on site equipment. Cost of net revenues in traditional auction operations primarily includes compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased in absolute dollars from $17.1 million and $36.0 million or 29.2% and 23.9% of net revenues for the three and nine months ended September 30, 1999 to $23.9 million and $71.5 million or 21.1% and 24.0% of net revenues for the comparable periods in 2000. The increases from 1999 to 2000 were due almost entirely to our online business, including our international operations, as well as Billpoint and Half.com. The increase in absolute dollars in expenditures for the online service from 1999 to 2000 resulted from the continued development and expansion of our customer support and site operations departments, depreciation of the equipment required for site operations, software licensing fees and ISP connectivity charges. The decrease in cost of net revenues as a percentage of net revenue from 1999 to 2000 resulted from cost management in customer support and site operations and increases in higher gross margin businesses such as autos and end-to-end trading solutions.

    Sales and Marketing

        Our sales and marketing expenses for both the online and traditional auction businesses are comprised primarily of compensation for our sales and marketing personnel, advertising, tradeshow and other promotional costs, employee and facilities costs. Sales and marketing expenses increased in absolute dollars from $27.3 million and $67.2 million or 46.6% and 44.5% of net revenues for the three and nine months ended September 30, 1999 to $41.1 million and $117.7 million or 36.3% and 39.6% of net revenues for the same periods in 2000. Increases from 1999 to 2000 in absolute dollars were primarily the result of growth in online advertising, including expenses for various marketing agreements, personnel related costs, costs associated with the use of outside services and consultants and miscellaneous user and promotional costs.

        Online sales and marketing expenses are expected to increase in absolute dollars for the remainder of 2000 as we plan to build the eBay brand more broadly. We expect to further build our brand with continued advertising impressions delivered under the strategic alliance with America Online ("AOL"), new alliances including agreements with Go.com and Autotrader.com and the expansion of international advertising. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historical levels.

    Product Development

        Product development expenses consist primarily of compensation for our product development staff, payments to outside contractors, depreciation on equipment used for development, employee and facilities costs. Our product development expenses increased from $7.0 million and $14.6 million or 11.9% and 9.7% of net revenues for the three and nine months ended September 30, 1999 to $15.8 million and $41.7 million or 13.9% and 14.0% of net revenues for the same periods in 2000. The online business was the driver of the year-over-year changes. Neither Butterfields nor Kruse had any product development costs for the nine months ended September 30, 2000. The increase from 1999 to 2000 resulted primarily from an increase in personnel-related costs as we significantly increased the size of our product development staff, expenses related to contractors and consultants employed within product development departments, and maintenance and depreciation for equipment used in research and development. The year-over-year increase also resulted from the addition of product development operations at Billpoint and Half.com including a one-time, stock-based compensation expense at Half.com resulting from the acquisition. Product development expenses are expected to increase in absolute dollars during future periods primarily from personnel additions, the continued impact of Billpoint and Half.com product development and additional depreciation costs as we continue to purchase equipment to improve and expand operations both domestically and internationally.

    General and Administrative

        General and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts, employee and facilities costs. Our general and administrative expenses increased in absolute dollars from $11.9 million and $29.6 million or 20.4% and 19.6% of net revenues in the three and nine months ended September 30, 1999 to $17.3 million and $54.1 million or 15.3% and 18.3% of net revenues for the same period in 2000. During the respective periods in 1999 and 2000, increases in absolute dollars in general and administrative expenses were primarily related to the online auction business. The year-over-year increases resulted from growth in personnel-related expenses in order to meet the demands of our expanding business, including operations in new countries and the integration of new businesses, fees for professional services, employee and facilities costs. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to invest in the infrastructure that is necessary for our business. Such expenses in the online business are typically lower as a percentage of net revenues than those in the traditional auction business.

    Payroll Expense on Employee Stock Options

        We are subject to employer payroll taxes on employee exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed. Such payroll taxes were insignificant in the three months ended September 30, 2000 due in part to restrictions on the sales of stock associated with the Half.com acquisition.

    Amortization of Acquired Intangibles

        From time to time we have purchased, and expect to continue purchasing, assets or businesses in order to maintain our leadership role in personal trading. These purchases may result in the creation of intangible assets and lead to a corresponding increase in the amortization of acquired intangibles. Our amortization of acquired intangibles decreased in absolute dollars from $328,000 and $983,000 or 0.5% and 0.7% of net revenues in the three and nine months ended September 30, 1999 to $264,000 and

$879,000 or 0.2% and 0.3% of net revenues in the same periods in 2000. Acquisition related intangibles will be amortized at varying rates through 2009.

    Interest and Other Income, Net

        Interest and other income, net, consists of interest earned on cash, cash equivalents, and investments offset by foreign exchange gains or losses. Our interest and other income, net increased in absolute dollars from $7.6 million and $14.9 million or 13.0% and 10.0% of net revenues in the three and nine months ended September 30, 1999 to $11.7 million and $34.2 million or 10.3% and 11.7% of net revenues for the comparable periods in 2000. The increase from 1999 to 2000 was primarily the result of interest earned on cash, cash equivalents and investments. We expect interest and other income to exceed interest expense for the remainder of 2000 due to the interest earned on the proceeds from our April 1999 follow-on offering as well as positive cash flow from operations.

    Provision for Income Taxes

        Our effective federal and state income tax rates were 42% and 50% for three and nine months ended September 30, 1999 compared to 40% and 41% for the same periods in 2000. Additionally, we receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded to paid-in capital.

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

    Stock-Based Compensation

        In connection with granting certain stock options from May 1997 through May 1999, we recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the options. In connection with granting certain stock options between July 1999 and March 2000, we recorded unearned compensation totaling $4.9 million. Of the total unearned stock compensation, approximately $1.4 million and $3.7 million was amortized in the three and nine months ended September 30, 1999 compared to $3.4 million and $6.7 million for the same periods in 2000. Of the amortization in 2000, approximately $2.9 million and $4.8 million for the three and nine months ended September 30, 2000 was related to the acquisition of Half.com. For the remainder of 2000, we expect approximately $419,000 in amortization of unearned stock compensation. We expect approximately $1.1 million of amortization in 2001, and approximately $278,000 of amortization in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, eBay has financed operations primarily from net cash generated from operating activities. We obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and proceeds from our initial and follow-on public offerings.

        Net cash provided by operating activities was $19.8 million for the nine months ended September 30, 1999 compared to net cash provided by operations of $65.7 million for the same period in 2000. Net cash provided by operating activities resulted primarily from our net income before non-cash charges for the tax benefit on employees' stock option, depreciation and amortization, accrued expenses, offset by changes in accounts receivable, accounts payable, and other assets.

        Net cash used in investing activities totaled $512.9 million for the nine months ended September 30, 1999 compared to $234.4 million for the same period in 2000. The primary use for invested cash in the periods presented was purchases of investments, property, and equipment.

        Net cash provided by financing activities was $704.6 million for the nine months ended September 30, 1999 compared to $76.4 million for the same period in 2000. The decrease from 1999 to 2000 was primarily driven by decreased sales of common stock, partially offset by NEC's investment in eBay Japan and Wells Fargo's investment in Billpoint.

        We had no material commitments for capital expenditures at September 30, 2000, but expects such expenditures to approximate $13 million through December 31, 2000. Such expenditures will primarily be for computer equipment, furniture and fixtures and leasehold improvements. We also have total minimum lease obligations of $43.7 million under certain noncancellable operating leases and notes payable obligations of $26.8 million through December 2004. In March 1999, we expanded the scope of our strategic relationship with AOL. Under the agreement we will pay AOL $75 million over the four-year term of the contract. To date, we paid $37.5 million on the contract. In February, 2000, we signed an agreement with Go.com. In consideration for this agreement, we will pay a minimum of $30 million to GO.com over the four-year term.

        We believe that existing cash, cash equivalents and investments, and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The risks and uncertainties described below are not the only ones facing eBay. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed.

We have a limited operating history

        Our company was formed as a sole proprietorship in September 1995 and was incorporated in May 1996. We have only a limited operating history on which you can base an evaluation of our business and prospects. As an online commerce company still relatively early in our development, we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we and our subsidiaries must do the following:

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

        - continue to enhance our service to meet the changing requirements of our users;

        -       provide superior customer service;

        -       remain attractive to our commercial partners;

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

        - volume, size, timing and completion rate of trades on our websites;

        - consumer confidence in the security of transactions on our websites;

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

        - the timing of payments to us and of marketing and other expenses under existing and future contracts;

        - consumer trends and popularity of some categories of collectible items;

        -       the success of our brand building and marketing campaigns;

        -       the level of use of the Internet and online services;

        - increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our website; and

        - general economic conditions and economic conditions specific to the Internet and e-commerce industries.

        Our limited operating history and the emerging nature of the markets in which we compete make it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and almost all of our net revenues each quarter come from transactions for items that are listed and sold during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

Our failure to manage growth could harm us

        We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and number of listings as well as our expansion into new geographic areas, types of goods and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

        - The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries' websites and the new products and features we are regularly introducing. This has reduced our margins. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our website and reduce future revenues.

        - Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites. If we are unable to hire and successfully train sufficient employees or contractors in this area, users of our websites may have negative experiences, and current and future revenues could suffer.

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

The inability to expand our systems may limit our growth

        We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our websites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend primarily on the number of items listed by users, the volume of user transactions that are successfully completed and the final prices paid for the items listed. We need to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased traffic on our site and to implement new features and functions, including those required under our contracts with third parties. We may be unable to accurately project the rate or timing of increases, if any, in the use of our service or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

        We use internally developed systems to operate our service for transaction processing, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our website. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. We capitalize hardware and software costs associated with this development in accordance with generally accepted accounting principles and include such amounts in property and equipment. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

Unauthorized break-ins or other assaults on our service could harm our business

        Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a "hacker" who has stated that he can in the future damage or change our system or take confidential information. We have also experienced "denial of service" type attacks on our system that have made all or portions of our website unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service.

There are many risks associated with our international operations

        We are expanding internationally. In 1999, we acquired alando.de, a leading online German personal trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we further expanded into Japan and formally launched our localized Canadian operations. In October 2000, we launched our French site. Expansion into international markets will require management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

        - regulatory requirements, including regulation of "auctions," that may limit or prevent the offering of our services in local jurisdictions, may prevent enforceable agreements between sellers and buyers, or may prohibit certain categories of goods;

        - legal uncertainty regarding liability for the listings of our users, including less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;

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

        -       cultural non-acceptance of online trading;

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

Our revenue from end-to-end service providers, commercial partners and advertising is subject to factors beyond our control

        We are beginning to receive revenues from end-to-end service providers, commercial partnerships and direct advertising promotions. These revenues may be affected by events affecting the parties with whom we have these relationships and by the market for online promotions generally. Our direct advertising revenue is dependent in significant part on the performance of AOL's sales force, which we do not control. Reduction in these revenues, whether due to the softening of the market for online advertising in general or particular problems facing parties with whom we have commercial relationships, could adversely affect our results.

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

Several lawsuits based upon such allegations are currently pending. See "We are subject to intellectual property and other litigation" and "Legal Proceedings." In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our website. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

Our business may be harmed by the listing or sale by our users of pirated items

        We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have actively sought to work with the content community to eliminate infringing listings on our website, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. See "We are subject to intellectual property and other litigation" and "Legal Proceedings."

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

        Should these or any other investigations lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would certainly suffer if we were not to prevail in any actions like these. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

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

Some of our businesses are subject to regulation and others may be in the future

        Both Butterfields and Kruse are subject to regulation in some jurisdictions governing the manner in which live auctions are conducted. Both are required to obtain licenses in these jurisdictions with respect to their business or to permit the sale of categories of items (e.g. wine, automobiles and real estate). These licenses generally must be renewed regularly and are subject to revocation for violation of law, violation of the regulations governing auctions in general or the sale of the particular item and other events. If either company was unable to renew a license or had a license revoked, its business would be harmed. In addition, changes to the regulations or the licensure requirements could increase the complexity and the cost of doing auctions, thereby harming us.

        As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we are subject to licensure in their jurisdiction. These claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

        As we have expanded internationally, we have become subject to new regulations, including regulations on the transmission of personal information. These laws may require costly changes to our business practices. If we are found to have violated any of these laws, we could be subject to fines or penalties, and our business could be harmed.

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

We are subject to intellectual property and other litigation

        On September 1, 1999, we were served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. We filed a general demurrer which was sustained by the court with leave to amend. The plaintiff filed an amended complaint. Discovery has commenced. We filed a motion for summary judgement. On November 7, 2000, our motion for summary judgement was granted.

        On December 10, 1999, we sued Bidder's Edge, Inc. in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Discovery in this case has commenced. A motion to dismiss on the antitrust counterclaim has been denied. On May 24, 2000, the court granted us a preliminary injunction against the use by Bidder's Edge of robotic means to copy our site. Bidder's Edge has appealed this ruling. We intend to prosecute our claims and defend ourselves against Bidder's Edge's counterclaims vigorously. However, this lawsuit has been and is expected to continue to be costly, and our business would be harmed if we were to lose.

        On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated Section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. Discovery in this case has commenced. We filed a demurrer to three of the counts, which the court sustained with leave to amend. The plaintiffs have filed an amended complaint. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense has been and is expected to be costly. If we lose this lawsuit, our business would be harmed.

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

        From time to time, we are involved in disputes that have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on our financial position or results of operations.

System failures could harm our business

        We have experienced system failures from time to time. Our website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that need to be responded to by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

        Substantially all of our computer hardware for operating our services (other than Half.com) currently is located at the facilities of Exodus Communications, Inc. in Santa Clara, California and AboveNet Communications in San Jose, California. The computer hardware for the Half.com service is located in the facilities of Level 3 Communications in Philadelphia, Pennsylvania. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at any of the Exodus, AboveNet or Level 3 facilities could result in interruptions in our services. In addition, the failure by Exodus, AboveNet or Level 3 to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

        In addition, the trading price of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

New and existing regulations could harm our business

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, have not yet been interpreted to a significant degree by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions.

        Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the United States may be less favorable then those in the United States, giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the United States. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

Our business has been seasonal

        Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth our first fiscal quarter. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

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

Our business may be subject to sales and other taxes

        We do not collect sales or other similar taxes on goods sold by users through our service. One or more states may seek to impose sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years. This tax moratorium will last only for a limited period and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

We are dependent on key personnel

        Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key employees. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. For example, Dean Kruse is particularly important to Kruse. We have had some turnover of these types of personnel, and continued losses could result in the loss of significant future business and would harm us. Such personnel are in great demand by other online companies. In addition, employee turnover frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships, and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals, especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

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

We are subject to the risks of owning real property

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

Our market is intensely competitive

        Depending on the category of product, we currently or potentially compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. The online personal trading market is a new, rapidly evolving and intensely competitive area. We expect competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. Our broad-based competitors include the vast majority of traditional department and general merchandise stores as well as emerging online retailers. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Montgomery Ward, Costco, Sam's Club as well as Amazon.com, Buy.com, AOL.com, Yahoo! shopping and MSN.

        In addition, we face competition from specialty retailers and exchanges in each of its categories of products. For example:

        Antiques: Christie's, eHammer, Sotheby's / Sothebys.com,
        Sothebys.amazon.com

        Coins & Stamps: Collectors Universe, Heritage, Numismatists Online, US Mint

        Collectibles: Franklin Mint

        Musical Instruments: Guitar Center, Harmony-Central.com, MARRS, MusicHotBid.com

        Sports Memorabilia: Beckett's, Collectors Universe Toys, Bean Bag Plush:
        Amazon.com, eToys.com, KB Toys

        Premium Collectibles: Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos / Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby's, Sothebys.amazon.com

        Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarOrder.com, CarPoint, CarScene.com, eClassics.com, Edmunds, GreenLight.com, Hemmings, imotors.com, vehix.com, newspaper classifieds, used car dealers

        Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, BigStar, Blockbuster, BMG Columbia House, CDNow, DVD Express, Spinner.com, Wherehouse, Alibris.com

        Clothing: Bluefly.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, lucy.com, Macys, The Men's Wearhouse, Ross, 3Dshopping.com

        Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Egghead, Fry's Electronics, Gateway, The Good Guys, IBM, MicroWarehouse, The Sharper Image, Shopping.com

        Home & Garden: IKEA, Crate & Barrel, Homepoint.com, Home Depot, Garden.com, Pottery Barn, Ethan Allen, Frontgate

        Jewelry: Ashford.com, Mondera.com

        Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority

        Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH

        Business-to-Business: Ariba, BidFreight.com, BizBuyer.com, bLiquid.com, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Oracle, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, UnionStreet.com, Ventro, VerticalNet

        Additionally, we face competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network (an auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales.

        The principal competitive factors in our market include the following:

        -       ability to attract buyers;

        -       volume of transactions and selection of goods;

        -       customer service; and

        -       brand recognition.

        With respect to our online competition, additional competitive factors are:

        -       community cohesion and interaction;

        -       system reliability;

        -       reliability of delivery and payment;

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

        In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we implemented an insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service. Some Internet-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with us.

        Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms. Even if these arrangements are renewed, they may not result in increased usage of our service. In addition, companies that control access to transactions through network access or Internet browsers could promote our competitors or charge us substantial fees for inclusion.

        The off-line auction business is intensely competitive. Butterfields competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of Butterfields' business, its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet-based auctions may harm the land-based auction business. Although Billpoint's business is new, several new companies have entered this market, including competitors who are offering free services and significant promotional incentives, and large companies, including banks and credit card companies, are also beginning to enter this market. Half.com competes directly with online retailers in its product categories, as well as with traditional sellers of used books, videos and CDs.

Our business is dependent on the development and maintenance of the Internet infrastructure

        The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. Because global commerce and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements.

        The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for services such as those that we offer.

Our business is subject to online commerce security risks

        A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. An individual has claimed to have misappropriated some of our confidential information by breaking into our computer system. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

We need to develop new services, features and functions in order to expand

        We plan to expand our operations by developing new or complementary services, products or transaction formats or expanding the breadth and depth of services. We may be unable to expand our operations in a cost-effective or timely manner. Even if we do expand, we may not maintain or increase our overall market acceptance. If we launch a new business or service that is not favorably received by consumers, it could damage our reputation and diminish the value of our brand. We anticipate that future services will include pre- and post-trade services.

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

We may be unable to protect or enforce our own intellectual property rights adequately

        We regard the protection of our URLs, copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our URLs, trademarks and service marks in the U.S. and internationally. Effective copyright, service mark, trademark, trade dress and trade secret protection is very expensive to maintain, and protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our URLs in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, Microsoft Corporation and Sun Microsystems Inc., the suppliers of key database technologies, the operating system and specific hardware components for our service. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of this technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost.

Our business is subject to consumer trends and discretionary consumer spending

        We derive most of our revenues from fees received from sellers for listing products for sale on our service and fees received from successfully completed transactions. Our future revenues will depend upon continued demand for the types of goods that are listed by users of our service. The popularity of certain categories of items, such as toys, dolls and memorabilia, among consumers may vary over time due to perceived scarcity, subjective value, and societal and consumer trends in general. A decline in the popularity of, or demand for, certain collectibles or other items sold through our service could reduce the overall volume of transactions on our service, resulting in reduced revenues. In addition, consumer "fads" may temporarily inflate the volume of certain types of items listed on our service, placing a significant strain upon our infrastructure and transaction capacity. These trends also may cause fluctuations in our operating results from one reporting period to the next. Any decline in demand for the goods offered through our service as a result of changes in consumer trends could harm our business. A decline in consumer spending would harm our land-based auction businesses. Sales of fine and decorative art, collectable cars and other collectibles would be adversely affected by a decline in discretionary consumer spending, especially for luxury items. Changes in buyers' tastes, economic conditions or consumer trends could cause declines in the number or dollar volume of items sold and thereby harm the business of these companies.

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

We are controlled by certain stockholders, executive officers and directors

        Our executive officers and directors (and their affiliates) own approximately one-half of our outstanding common stock. As a result, they have the ability to control our company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock.


--------------------------------------------------------------------------------
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

        Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, longer dated securities are subject to greater interest rate risk than shorter dated securities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2000, our fixed income investments earned a pretax yield of approximately 6.4% and had a weighted average maturity of 0.9 years. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $6.7 million.

        We entered into two interest rate swaps on June 19 and July 20, 2000 totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. The interest rate swaps allow for us to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease.

EQUITY PRICE RISK

        We are exposed to equity price risk on the marketable portion of equity investments as such investments are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate its market exposure in these equity investments. As of September 30, 2000, the position in equity investments included a net unrealized loss of $1.5 million.

FOREIGN CURRENCY RISK

        International sales are made mostly from our foreign sales in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on eBay as of September 30, 2000 was a gain of approximately $930,000.

                           PART II: OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

        On September 1, 1999, we were served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. We filed a general demurrer which was sustained by the court with leave to amend. The plaintiff filed an amended complaint. Discovery has commenced. We filed a motion for summary judgement. On November 7, 2000, our motion for summary judgement was granted.

        On December 10, 1999, we sued Bidder's Edge, Inc. in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we violated the antitrust laws by monopolizing or attempting to monopolize a market, we are competing unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge is seeking treble damages, an injunction and its fees and costs. Discovery in this case has commenced. A motion to dismiss on the antitrust counterclaim has been denied. On May 24, 2000, the court granted us a preliminary injunction against the use by Bidder's Edge of robotic means to copy our site. Bidder's Edge has appealed this ruling. We intend to prosecute our claims and defend ourselves against Bidder's Edge's counterclaims vigorously. However, this lawsuit has been and is expected to continue to be costly, and our business would be harmed if we were to lose.

        On April 25, 2000, we were served with a lawsuit, Gentry et. al. v. eBay, Inc. et. al., filed in Superior Court in San Diego, California. The lawsuit is filed on behalf of a purported class of our users who purchased allegedly forged autographed sports memorabilia on our website. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on our website. In addition, the lawsuit claims we violated Section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. Discovery in this case has commenced. We filed a demurrer to three of the counts, which the court sustained with leave to amend. The plaintiffs have filed an amended complaint. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. However, even if successful, this defense has been and is expected to be costly. If we lose this lawsuit, our business would be harmed.

        From time to time, we are involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 11, 2000, we completed our acquisition of Half.com, a company providing a fixed-price, person-to-person e-commerce site that allows people to buy and sell, previously owned goods at discounted prices. In connection with the acquisition and in exchange for all of the outstanding equity securities of Half.com, we issued, or reserved for issuance, a total of approximately 5,484,000 shares of our common stock. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

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

Date: November 9, 2000

                                       By: /s/ MARGARET C.  WHITMAN
                                          --------------------------------------
                                                Margaret C. Whitman
                                         President and Chief Executive Officer

                                       By: /s/ GARY F. BENGIER
                                          --------------------------------------
                                                Gary F. Bengier
                                               Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
27.01             Financial Data Schedule (EDGAR version only)