Form 10-Q/A
period 2000-09-30
EBAY INC
filed 2000-11-14
CIK 1065088

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q/A

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

                               ------------------

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

     This 10-Q/A is being filed to amend Part I, Item 1, Note 5 "Segment Information" for an erroneous header. Other than the change to this header, all other information included in the initial filing is unchanged.

                          PART I: FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                    eBay Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       DECEMBER 31,     SEPTEMBER 30,
                                                                           1999             2000
                                                                       ------------     -------------
                                                                                         (UNAUDITED)
                                       ASSETS
Current assets:
       Cash and cash equivalents ...................................   $   221,801       $   130,558
       Short-term investments ......................................       181,086           302,542
       Accounts receivable, net ....................................        36,538            49,226
       Other current assets ........................................        25,882            40,419
                                                                       -----------       -----------
                    Total current assets ...........................       465,307           522,745

Long-term investments ..............................................       373,988           317,489
Property and equipment, net ........................................       112,202           122,054
Restricted cash and investments ....................................            --           126,390
Deferred tax assets ................................................         5,639            10,887
Intangible and other assets, net ...................................        12,689            14,581
                                                                       -----------       -----------
                                                                       $   969,825       $ 1,114,146
                                                                       ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable ............................................   $    32,133       $    18,796
       Accrued expenses ............................................        32,675            56,995
       Deferred revenue and customer advances ......................         5,997             5,170
       Debt and leases, short-term .................................        15,781             8,965
       Income taxes payable ........................................         6,455             7,966
       Other current liabilities ...................................            --             3,867
                                                                       -----------       -----------
                    Total current liabilities ......................        93,041           101,759

Debt and leases, long-term .........................................        15,023            22,887
Other liabilities ..................................................         5,900             5,881
Minority interests .................................................         1,732            14,740
                                                                       -----------       -----------
                                                                           115,696           145,267
                                                                       ===========       ===========
Stockholders' equity:
       Common Stock, $0.001 par value; 900,000 shares authorized;
          262,087 and 267,387 shares issued and outstanding ........           263               267
       Additional paid-in capital ..................................       831,120           920,655
       Notes receivable from stockholders ..........................           (11)              (11)
       Unearned compensation .......................................        (8,704)           (1,843)
       Retained earnings ...........................................        26,367            50,727
       Accumulated other comprehensive income (loss) ...............         5,094              (916)
                                                                       -----------       -----------
                    Total stockholders' equity .....................       854,129           968,879
                                                                       -----------       -----------
                                                                       $   969,825       $ 1,114,146
                                                                       ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    eBay Inc.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                          1999          2000            1999          2000
                                                                       ---------     ---------       ---------     ---------
Net revenues .......................................................   $  58,525     $ 113,377       $ 150,805     $ 297,416
Cost of net revenues ...............................................      17,081        23,912          36,003        71,499
                                                                       ---------     ---------       ---------     ---------
      Gross profit .................................................      41,444        89,465         114,802       225,917
                                                                       ---------     ---------       ---------     ---------

Operating expenses:
      Sales and marketing ..........................................      27,278        41,137          67,152       117,728
      Product development ..........................................       6,958        15,783          14,597        41,721
      General and administrative ...................................      11,914        17,341          29,616        54,143
      Payroll expense on employee stock options ....................          --            17              --         1,752
      Amortization of acquired intangibles .........................         328           264             983           879
      Merger related costs .........................................          --           607           4,359         1,431
                                                                       ---------     ---------       ---------     ---------
           Total operating expenses ................................      46,478        75,149         116,707       217,654
                                                                       ---------     ---------       ---------     ---------
Income (loss) from operations ......................................      (5,034)       14,316          (1,905)        8,263
Interest and other income, net .....................................       7,598        11,674          14,927        34,223
Interest expense ...................................................        (449)         (958)         (1,491)       (2,836)
                                                                       ---------     ---------       ---------     ---------
Income before income taxes, minority interest and equity
        interest in partnership income .............................       2,115        25,032          11,531        39,650
Provision for income taxes .........................................        (858)      (10,141)         (5,720)      (16,815)
Minority interest in consolidated companies ........................         (85)          320            (175)        1,594
Equity interest in partnership income ..............................          14            --             131            --
                                                                       ---------     ---------       ---------     ---------
      Net income ...................................................   $   1,186     $  15,211       $   5,767     $  24,429
                                                                       =========     =========       =========     =========
Net income per share:
        Basic ......................................................   $    0.01     $    0.06       $    0.03     $    0.10
                                                                       =========     =========       =========     =========
       Diluted .....................................................   $    0.00     $    0.05       $    0.02     $    0.09
                                                                       =========     =========       =========     =========
Weighted average shares (Note 1):
       Basic .......................................................     227,975       255,741         212,488       249,070
       Diluted .....................................................     276,179       280,297         271,476       280,567
Supplemental pro forma information:
      Income before income taxes, minority interest and equity
              interest in partnership income .......................       2,115        25,032          11,531        39,650
      Provision for income taxes ...................................        (858)      (10,141)         (5,720)      (16,815)
      Pro forma adjustment to provision for income taxes (Note 4)...          --            --            (677)           --
      Minority interest in consolidated companies ..................         (85)          320            (175)        1,594
      Equity interest in partnership income.........................          14            --             131            --
                                                                       ---------     ---------       ---------     ---------
Pro forma net income ...............................................   $   1,186     $  15,211       $   5,090     $  24,429
                                                                       =========     =========       =========     =========
Pro forma net income per share:
        Basic ......................................................   $    0.01     $    0.06       $    0.02     $    0.10
                                                                       =========     =========       =========     =========
       Diluted .....................................................   $    0.00     $    0.05       $    0.02     $    0.09
                                                                       =========     =========       =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    eBay Inc.

         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                            (IN THOUSANDS; UNAUDITED)

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                          1999          2000            1999          2000
                                                                       ---------     --------        --------      ---------
Net income .........................................................   $  1,186      $ 15,211        $  5,767      $  24,429
Other comprehensive income:
     Foreign currency translation adjustments ......................        (20)        1,428              13            988
     Unrealized gains (losses) on securities, net ..................    (32,295)       (3,147)          6,893        (11,663)
Estimated tax benefit (provision) on change in other
     comprehensive income ..........................................     13,564         1,259          (2,895)         4,665
                                                                       ---------     --------        --------      ---------
Net change in other comprehensive income (loss) ....................    (18,751)         (460)          4,011         (6,010)
                                                                       ---------     --------        --------      ---------

Comprehensive income (loss) ........................................   $(17,565)     $ 14,751        $  9,778      $  18,419
                                                                       ========      ========        ========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    eBay Inc.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          1999            2000
                                                                       ---------       ---------
Cash flows from operating activities:
      Net income ...................................................   $   5,767       $  24,429
      Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for doubtful accounts and authorized credits ....       5,458           2,690
         Depreciation and amortization .............................      10,849          27,207
         Amortization of unearned compensation .....................       3,655           6,784
         Tax benefit on employee stock options .....................       5,841          20,943
         Minority interest in consolidated companies ...............         133            (912)
         Loss on impairment of asset held for sale .................         100             126
         Equity interest in partnership net loss ...................          --             (19)
         Changes in assets and liabilities:
             Accounts receivable ...................................     (20,622)        (15,042)
             Other assets ..........................................     (24,556)        (21,042)
             Accounts payable ......................................      12,892         (13,338)
             Accrued expenses ......................................      16,467          26,244
             Income taxes payable ..................................       3,079           1,511
             Other liabilities .....................................         736           6,102
                                                                       ---------       ---------
Net cash provided by operating activities ..........................      19,799          65,683
                                                                       ---------       ---------
Cash flows from investing activities:
      Purchases of property and equipment ..........................     (47,568)        (36,224)
      Net sales and purchases of short-term investments ............     (99,005)       (121,456)
      Net sales and purchases of  long-term investments ............    (363,700)         49,711
      Purchase of restricted investments ...........................          --        (126,390)
      Purchases of intangible assets and other non-current assets...      (2,625)             --
                                                                       ---------       ---------
Net cash used in investing activities ..............................    (512,898)       (234,359)
                                                                       ---------       ---------
Cash flows from financing activities:
      Proceeds from issuance of stock, net .........................     708,642          39,215
      Proceeds from issuance of stock by subsidiaries ..............          --          37,736
      Stockholder loan repayments ..................................         712              --
      Discount on convertible note .................................          --               6
      Proceeds from long-term debt .................................           7              --
      Principal payments on long-term debt and leases ..............      (4,105)           (512)
      Stockholder distributions ....................................      (3,892)             --
      Stockholder contributions ....................................       3,275              --
                                                                       ---------       ---------
Net cash provided by financing activities ..........................     704,639          76,445
                                                                       ---------       ---------
Effect of exchange rates on cash ...................................          --             988
                                                                       ---------       ---------
Net change in cash and cash equivalents ............................     211,540         (91,243)
Cash and cash equivalents at beginning of period ...................      37,285         221,801
                                                                       ---------       ---------
Cash and cash equivalents at end of period .........................   $ 248,825       $ 130,558
                                                                       =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    eBay Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

   Principles of consolidation and basis of presentation

     The accompanying condensed consolidated financial statements as of December 31, 1999 are derived from audited financial statements, and the condensed consolidated financial statements as of September 30, 2000, and for the three and nine months ended September 30, 1999 and 2000, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of September 30, 2000, the results of operations for the three and nine months ended September 30, 1999 and 2000 and cash
                                    eBay Inc.

flows for the nine months ended September 30, 1999 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and related notes included in eBay's Report on Form 10-K for the year ended December 31, 1999. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

     eBay purchased shares representing a beneficial interest of less than five percent of a company affiliated with a director of eBay. In connection with the transaction, eBay received a warrant that would, if exercised, increase eBay's beneficial interest to less than ten percent of the company. eBay recorded the investment at cost. Separately, eBay entered into a commercial agreement whereby eBay provided approximately $510,000 of advertising services to the related party. The amount is included in the accompanying consolidated statement of income.

     eBay had also entered into an agreement whereby eBay purchased shares representing a beneficial interest of less than five percent of a company affiliated with a director of eBay. Additionally, eBay received a warrant that, if exercised, eBay's beneficial interest would remain at less than five percent. eBay recorded the investment at cost. Separately, eBay entered into a commercial agreement whereby eBay provided approximately $600,000 of advertising services to the related party. The amount is included in the accompanying consolidated statement of income.

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

   Investments in subsidiaries and general partnerships

     Interests in subsidiaries and general partnerships in which eBay holds more than 50 percent ownership is consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these subsidiaries and general partnerships and the ownership interests of minority investors are recorded as minority interests. Investments in entities and general partnerships where we hold more than 20 percent
                                    eBay Inc.

ownership but less than 50 percent ownership and exert significant influence are accounted for using the equity method of accounting, are recorded as investment in partnerships or equity investees and are included within other assets.

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

     To date, barter advertising has accounted for less than 1% of eBay's revenue. eBay records barter revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-17, "Accounting for Advertising Barter Transactions" that required that barter transactions be recognized at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar
                                    eBay Inc.

advertising transactions. Consequently, most barter transactions have not resulted in recognizing any revenue.

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

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 1, 2000. eBay adopted FIN 44, and such adoption did not have a material impact on its consolidated financial statements.

     In July 2000, the EITF reached a consensus with respect to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." EITF 99-19 addressed whether a company should report revenue based on the gross amount billed to a customer because it has earned revenue from the sale
                                    eBay Inc.

of the goods or services or the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. eBay adopted EITF 99-19, and such adoption did not have a material impact on its consolidated financial statements.

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

     In July 2000, the EITF issued EITF Issue No. 00-16 "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation." This Issue addresses how an entity should account for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation." This Issue addresses eBay's timing for recognizing our payroll tax liability and requires that this liability be recognized when the tax obligation is triggered. eBay adopted EITF 00-16 effective July 31, 2000, however, such adoption did not have a material impact on its consolidated financial statements.

NOTE 2 -- NET INCOME PER SHARE:

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                          1999          2000            1999          2000
                                                                       ---------     --------        --------      ---------
Numerator:
   Net income........................................................  $   1,186     $  15,211       $   5,767     $  24,429
                                                                       =========     =========       =========     =========
Denominator (Note 1):
   Weighted average shares...........................................    259,377       267,213         253,871       266,272
   Weighted average common shares subject to repurchase agreements...    (31,402)      (11,472)        (41,383)      (17,202)
                                                                       ---------     ---------       ---------     ---------
Denominator for basic calculation....................................    227,975       255,741         212,488       249,070
Weighted average effect of dilutive securities:
   Warrants..........................................................         --            94              --            94
   Weighted average common shares subject to repurchase agreements...     31,402        11,472          41,383        17,202
   Employee stock options............................................     16,802        12,990          17,605        14,201
                                                                       ---------     ---------       ---------     ---------
Denominator for diluted calculation..................................    276,179       280,297         271,476       280,567
                                                                       =========     =========       =========     =========
Net income per share:
   Basic.............................................................  $    0.01     $    0.06       $    0.03     $    0.10
                                                                       =========     =========       =========     =========
   Diluted...........................................................  $    0.00     $    0.05       $    0.02     $    0.09
                                                                       =========     =========       =========     =========

                                    eBay Inc.

NOTE 3 -- ACQUISITION

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

     The results of operations previously reported by eBay and Half.com and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized as follows (in thousands):

                            SIX MONTHS ENDED          YEAR ENDED
                                JUNE 30,             DECEMBER 31,
                        -------------------------    ------------
                           1999            2000           1999
                        ---------       ---------      ---------
Net revenues:
     eBay ...........   $  92,280       $ 183,152      $ 224,724
     Half.com .......          --             887             --
                        ---------       ---------      ---------
                        $  92,280       $ 184,039      $ 224,724
                        =========       =========      =========
Net income (loss):
     eBay ...........   $   4,581       $  17,878      $  10,828
     Half.com .......          --          (8,661)        (1,261)
                        ---------       ---------      ---------
                        $   4,581       $   9,217      $   9,567
                        =========       =========      =========

There were no adjustments required to conform the accounting policies of Half.com to those of eBay.

NOTE 4 -- INCOME TAXES:

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

NOTE 5 -- SEGMENT INFORMATION:

     eBay reports segment-related information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating
                                   eBay Inc.

segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief decision-maker in order to allocate resources and in assessing performance.

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

                                                            THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                            SEPTEMBER 30, 1999                    SEPTEMBER 30, 2000
                                                    ----------------------------------   ------------------------------------
                                                     ONLINE     OFFLINE   CONSOLIDATED     ONLINE      OFFLINE   CONSOLIDATED
                                                    ---------   --------  ------------   -----------   --------  ------------
Net revenues from external customers...........     $  49,496   $  9,029   $  58,525     $   102,839   $ 10,538   $   113,377
                                                    =========   ========   =========     ===========   ========   ===========
Operating income (loss) before amortization
   of acquired intangibles, stock
   compensation, and merger related costs......     $  (3,028)  $   (199)  $  (3,227)    $    18,868   $   (321)  $    18,547
Interest and other income, net.................         7,404        208       7,612          11,451        223        11,674
Interest expense...............................           (30)      (419)       (449)           (284)      (674)         (958)
Amortization of acquired intangibles, stock
   compensation, and merger related costs......        (1,705)      (102)     (1,807)         (4,137)       (94)       (4,231)
                                                    ---------   --------   ---------     -----------   --------   -----------
Income (loss) before income taxes, excluding
   minority interest, as reported..............     $   2,641   $   (512)  $   2,129     $    25,898   $   (866)  $    25,032
                                                    =========   ========   =========     ===========   ========   ===========
Total assets...................................     $ 839,524   $ 72,563   $ 912,087     $ 1,023,054   $ 91,092   $ 1,114,146
                                                    =========   ========   =========     ===========   ========   ===========

                                                            NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1999                    SEPTEMBER 30, 2000
                                                    ----------------------------------   ------------------------------------
                                                     ONLINE     OFFLINE   CONSOLIDATED     ONLINE      OFFLINE   CONSOLIDATED
                                                    ---------   --------  ------------   -----------   --------  ------------
Net revenues from external customers...........     $ 121,698   $ 29,107   $ 150,805     $   268,850   $ 28,566   $   297,416
                                                    =========   ========   =========     ===========   ========   ===========
Operating income (loss) before amortization
   of acquired intangibles, stock compensation,
   and merger related costs....................     $   5,313   $  2,003   $   7,316     $    20,311   $ (3,018)  $    17,293
Interest and other income, net.................        14,621        437      15,058          33,659        564        34,223
Interest expense...............................           (32)    (1,459)     (1,491)         (1,026)    (1,810)       (2,836)
Amortization of acquired intangibles, stock
   compensation, and merger related costs......        (4,830)    (4,391)     (9,221)         (8,130)      (900)       (9,030)
                                                    ---------   --------   ---------     -----------   --------   -----------
Income (loss) before income taxes, excluding
   minority interest, as reported..............     $  15,072   $ (3,410)  $  11,662     $    44,814   $ (5,164)  $    39,650
                                                    =========   ========   =========     ===========   ========   ===========
Total assets...................................     $ 839,524   $ 72,563   $ 912,087     $ 1,023,054   $ 91,092   $ 1,114,146
                                                    =========   ========   =========     ===========   ========   ===========


NOTE 6 -- INVESTMENTS:

     At December 31, 1999 and September 30, 2000, short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

                                    eBay Inc.

                                                                          DECEMBER 31, 1999
                                                       -----------------------------------------------------
                                                          GROSS        GROSS          GROSS
                                                        AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
                                                          COST         GAINS          LOSSES      FAIR VALUE
                                                        ---------    ----------     ----------    ----------
Short-term investments:
     Municipal bonds and notes .......................  $  75,442     $     --       $    (55)    $  75,387
     Corporate bonds .................................     44,356           --             (5)       44,351
     Government securities ...........................     59,820           --           (492)       59,328
     Other ...........................................      2,034           --            (14)        2,020
                                                        ---------     --------       --------     ---------
          Total ......................................  $ 181,652     $     --       $   (566)    $ 181,086
                                                        =========     ========       ========     =========
Long-term investments:
     Municipal bonds and notes .......................  $ 322,144     $     --       $ (3,425)    $ 318,719
     Corporate bonds .................................      2,353           --            (26)        2,327
     Government securities ...........................     28,112           --           (392)       27,720
     Other ...........................................     11,913       13,309             --        25,222
                                                        ---------     --------       --------     ---------
          Total ......................................  $ 364,522     $ 13,309       $ (3,843)    $ 373,988
                                                        =========     ========       ========     =========

                                                                         SEPTEMBER 30, 2000
                                                       -----------------------------------------------------
                                                          GROSS        GROSS          GROSS
                                                        AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
                                                          COST         GAINS          LOSSES      FAIR VALUE
                                                        ---------    ----------     ----------    ----------
Short-term investments:
     Municipal bonds and notes........................  $ 106,403     $     --       $   (212)    $ 106,191
     Corporate bonds..................................     21,482           17             (9)       21,490
     Government securities............................    168,226          306             --       168,532
     Other............................................      6,335           --             (6)        6,329
                                                        ---------     --------       --------     ---------
          Total.......................................  $ 302,446     $    323       $   (227)    $ 302,542
                                                        =========     ========       ========     =========
Long-term investments:
     Municipal bonds and notes........................  $ 199,315     $     --       $ (1,506)    $ 197,809
     Government securities............................    223,649          437           (634)      223,452
     Other............................................     24,088           33         (1,503)       22,618
                                                        ---------     --------       --------     ---------
          Total.......................................  $ 447,052     $    470       $ (3,643)    $ 443,879
                                                        =========     ========       ========     =========

     Restricted cash of $126,390 is included within the $197,809 of municipal bonds and notes classified as long-term investments.

     The estimated fair value of short and long-term investments classified by date of contractual maturity are as follows (in thousands):

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                       1999          2000
                                                    ------------  -------------
Due within one year or less......................    $ 247,513      $ 302,542
Due after one year through two years.............      128,455        421,261
Due after two years through three years..........      153,884             --
Equity investments...............................       25,222         22,618
                                                     ---------      ---------
                                                     $ 555,074      $ 746,421
                                                     =========      =========


NOTE 7 -- DEBT:

     Notes payable consists of amounts payable to various financial institutions and a former shareholder, which are collateralized by specific properties and are as follows (in thousands):

                                    eBay Inc.

                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                   1999           2000
                                                                ------------  -------------
Mortgage notes, prime plus 1%, due September 30, 2002.........   $  1,797       $  1,716
Mortgage notes, LIBOR plus 1.75%, due July 15, 2001...........      3,501          3,389
Mortgage notes, 8.25%, due October 15, 2002...................     11,980         11,804
Mortgage notes, 5.2% variable, due August 1, 2003.............      9,300          9,300
Convertible note, prime plus 1%, due April 3, 2000............      3,496             --
10.5% loan on foreclosed property due October 2010............        549            558
6%-10.5% notes, due October 2000 through January 2003.........        176             --
                                                                  -------       --------
        Subtotal..............................................     30,799         26,767
Less: Current portion of debt.................................    (15,781)        (4,657)
                                                                 --------       --------
                                                                 $ 15,018       $ 22,110
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

NOTE 8 -- CONTINGENCIES:

   Lawsuits

     On September 1, 1999, eBay was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleges that eBay violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of
                                    eBay Inc.

California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit seeks declaratory and injunctive relief, restitution and legal fees. eBay filed a general demurrer, which was sustained by the court with leave to amend. The plaintiff filed an amended complaint. Discovery has commenced. eBay filed a motion for summary judgement. On November 7, 2000, eBay's motion for summary judgement was granted.

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

                                    eBay Inc.

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

                                    eBay Inc.

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

                                        eBay Inc.

Date: November 14, 2000

                                        By: /s/ Gary F. Bengier
                                           -------------------------------------
                                           Gary F. Bengier
                                           Vice President and
                                           Chief Financial Officer