Form 10-K
period 2000-12-31
EBAY INC
filed 2001-03-28
CIK 1065088

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                            ------------------------

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2001 there were 269,310,946 shares of the Registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market as of March 1, 2001 was approximately $5,395,955,138.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 through 13 are incorporated by reference to eBay's Proxy Statement for the 2001 Annual Meeting of stockholders to be filed by April 30, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

CORPORATE BACKGROUND

     eBay Inc. was formed as a sole proprietorship in September 1995, and was incorporated in California in May 1996. In March 1998, we reincorporated in Delaware and completed our initial public offering in September 1998. Our principal executive offices are located at 2145 Hamilton Ave., San Jose, California, 95125, and our telephone number is (408) 558-7400. When we refer to "we" or "eBay" in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to "eBay.com", we mean the U.S.-based dynamic pricing online trading platform located at www.ebay.com.

THE COMPANY

     eBay owns and operates eBay.com, which, based upon the aggregate value of goods traded, is the world's largest and most popular online marketplace. Our mission is to develop a global online trading platform that will help practically anyone buy or sell practically anything.

     eBay pioneered online personal trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining format to buy and sell items such as collectibles, automobiles, high-end or premium art items, jewelry, consumer electronics and a host of practical and miscellaneous items. The eBay dynamic pricing (i.e. auction-style) format permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items. eBay's service is fully automated, topically arranged, intuitive and easy to use.

     As of March 1, 2001, through our wholly-owned and partially-owned subsidiaries and affiliates, we operated dynamic pricing online trading platforms in the United States, Germany, the United Kingdom, Australia, Japan, Canada, France, Austria, Italy and South Korea. In February 2001, we announced an agreement to acquire 100% of the outstanding stock of iBazar S.A., a leading provider of online trading services in Europe and Brazil. With the completion of this acquisition, currently scheduled for the second quarter of 2001, we expect to broaden our international reach in online trading to include Spain, the Netherlands, Belgium, Portugal, Sweden and Brazil. eBay also owns and operates Half.com, which provides an alternative, fixed-price format for trading books, recorded music, movies (VHS, DVD) and video games. Through our 65 percent owned subsidiary Billpoint Inc., we also facilitate online trading transactions by providing sellers and buyers with the necessary tools to conduct person-to-person credit card and electronic check payments safely over the Web.

     From December 31, 1998 to December 31, 2000, the number of registered eBay users grew from approximately 2 million to approximately 22 million. eBay users listed over 79 million items for sale in more than 8,000 categories during the fourth quarter of 2000, up from 41 million items in the fourth quarter of 1999. This includes items listed on eBay.com, eBay's international sites and items sold on Half.com. The aggregate value of goods sold, or gross merchandise sales, on the various eBay and Half.com sites in the fourth quarter of 2000, was approximately $1.6 billion, up from $901 million in the fourth quarter of 1999. In 2000, eBay users listed more than 264.7 million items and completed transactions with an aggregate value of more than $5.4 billion.

     eBay also owns and operates Butterfields Auctioneers ("Butterfields") and Kruse International ("Kruse"), which provide traditional offline auction services for fine art, antiques and collectibles and collector cars, respectively.

     Butterfields, established in 1865, is the largest auction house in the Western United States, with full-service galleries in San Francisco and Los Angeles and a regional office in Seattle.

     Kruse is one of the world's leading collector car auction companies and sold thousands of cars per year in more than 20 events. In addition to collector cars, the company has auctioned distinctive real estate, vintage aircraft, islands, zoos, railroads and three entire towns.

INDUSTRY BACKGROUND

  Growth of the Internet and Online Commerce

     The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct electronic commerce transactions. According to Nua Internet Surveys, as of November 2000, more than 400 million people worldwide had access to the Internet either at home or work. And, according to Forrester Research, the total value of global e-commerce transactions in 2001 is expected to be more than $1.2 trillion, up from approximately $657 billion in 2000.

     The Internet offers the first opportunity to create a compelling global business that overcomes the inefficiencies associated with traditional trading among buyers and sellers of all types. An Internet-based, centralized trading place offers the following benefits:

     - facilitates buyers and sellers meeting, listing items for sale, exchanging information, interacting with each other and, ultimately, consummating transactions;

     - allows buyers and sellers to trade directly, bypassing traditional intermediaries and lowering costs for both parties;

     - is global in reach, offering buyers a significantly broader selection of goods to purchase and providing sellers the opportunity to sell their goods efficiently to a broader base of buyers;

     - offers significant convenience, allowing trading at all hours and providing continuously updated information;

     - fosters a sense of community through direct buyer and seller communication, thereby enabling interaction between individuals with mutual interests; and

     - establishes fair market prices for items where no efficient market is in place (e.g. rare items, distressed and surplus goods).

  The Opportunity of Online Trading

     eBay's online trading platform has historically offered the exchange of goods among buyers and sellers of all types, competing with classified advertisements, collectibles shows, garage sales, flea markets and other venues such as auction houses. As eBay's service has evolved, its applicability has expanded to broader categories of items, and to a broader and more global user base. As a result, eBay's product mix has shifted from primarily collectible items to practical everyday items, such as household goods, computers, consumer electronics and other items. With the shift to a broader product offering, its competition has also broadened, and now includes distributors, liquidators, retailers, import and export companies, catalog and mail order companies, and virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer, and business-to-business).

     Many of these traditional trading forums are inefficient because:

     - they often have a fragmented, regional nature making it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions;

     - they may offer a limited variety or breadth of goods;

     - they often have high transaction costs; and

     - they are often information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices for sales or purchases.

THE EBAY ONLINE TRADING PLATFORM

     The core eBay online trading platform permits sellers to list items for sale, buyers to bid for and purchase items of interest and all eBay users to browse through listed items from any place in the world at any time. The eBay website offers buyers a large selection of new and used items that can be difficult and costly to find through traditional distribution channels and offers sellers one of the most efficient and vibrant online distribution channels available. The Half.com fixed price platform permits sellers to list books, recorded music, movies (VHS and DVD) and video games for sale, buyers to purchase items at a price pre-established by the seller, and all Half.com users to browse through listed items from any place at any time.

     The eBay service was originally introduced in September 1995 to create an efficient forum for individuals to trade with one another. Since its beginning as a grassroots online trading community, eBay has primarily attracted buyers and sellers through word of mouth and by providing buyers and sellers a place to socialize, discuss topics of common interest and ultimately to trade goods with one another. The number of categories under which eBay users list goods for sale has grown from 10, when eBay was first introduced, to more than 8,000 as of December 31, 2000. The main categories on eBay.com currently include, antiques and art, books, movies, music, coins and stamps, collectibles, computers, dolls, dollhouses, jewelry, photo and electronics, pottery and glass, real estate, sports, toys and miscellaneous items ("everything else"). Specialty marketplaces have also been added to serve the specialized needs of buyers and sellers, for example eBay Motors was developed to serve the automotive marketplace, including vehicles, parts and accessories; eBay Premier was developed to leverage the premium art and collectibles marketplace in conjunction with Butterfields and Half.com is focused on providing a fixed-price trading environment, initially for books, music, videos and video games.

     The principal reasons for eBay's success to date are as follows:

     Largest Online Trading Forum. Unlike other commerce trading forums, eBay has aggregated a critical mass of buyers, sellers and items listed for sale, which in turn has resulted in an extremely vibrant and robust trading environment. eBay sellers enjoy generally high sell-through or conversion rates and buyers enjoy an extensive selection of broadly priced goods and services. At December 31, 2000, eBay had over 22 million registered users, offered more than 8,000 product categories and listed more than 6 million items for sale in an auction-style format and more than 8 million items for sale in fixed-price format on Half.com.

     Compelling Trading Environment. eBay has created a distinctive trading environment by utilizing entertaining pricing formats, establishing procedural rules and promoting community values that are designed to facilitate trade and communications between buyers and sellers. The trading environment's efficiency is illustrated by the limited need for eBay to intervene or play a significant role in the trading process. The auction pricing format found on eBay creates a sense of urgency among buyers to bid for goods because of the uncertain future availability of unique items on the website. Similarly, by accepting multiple bids at increasing prices, the auction pricing format provides sellers a more efficient means of obtaining a fair market price for their products. While the dynamic and exciting auction format appeals to certain users and is particularly appropriate for unique and other hard-to-value items, many mass-market product categories are more effectively merchandised in a fixed price format, and certain users prefer the immediacy and convenience of a fixed price purchase. Our acquisition of Half.com in July 2000, and the implementation of our "Buy it Now" fixed price feature on eBay.com, have expanded our marketplace by attracting a new consumer demographic and accelerated the velocity of trading by reducing the length of time between listing an item and completing the transaction.

     Trust and Safety Programs. eBay has developed a number of programs designed to make users more comfortable dealing with an unknown trading partner over the Web. eBay's Feedback Forum encourages every user to provide comments and feedback on other eBay users with whom they interact and offers user profiles that provide feedback ratings and incorporate user experiences. In addition, eBay's expanded SafeHarbor(TM) program provides guidelines for trading, helps provide information to resolve user disputes, responds to reports of misuse of the eBay service and, if necessary, warns or suspends users who violate the terms of its user agreement. eBay's ongoing trust and safety initiatives, including user verification, credit card requirements for sellers, insurance, integrated escrow, authentication and methods to help keep previously suspended users from re-registering on eBay, are all intended to bolster eBay's reputation as a safe place to trade. eBay has also developed an extensive set of rules and guidelines designed to educate users and help implement its policy of prohibiting the sale of illegal or pirated items.

     Cost-Effective, Convenient Trading. eBay allows its buyers and sellers to bypass traditionally expensive, regionally fragmented intermediaries and transact business on a 24 hour, seven days a week basis. Because sellers bypass costly intermediaries, they frequently have lower selling costs and an increased likelihood of finding buyers willing to pay the target price. Listing an item on eBay requires sellers to generally pay a nominal placement fee ranging from $0.30 to $3.30 and an additional success fee from 1.25% to 5% of the transaction value if the sale is successfully concluded. Certain categories, namely autos and real estate, have a different fee policy that consists of a $25 and $50 listing fee, respectively, and a $25 success fee for autos and no success fee for real estate. Listing an item on Half.com is free; successful sellers are charged a commission equal to 15% of the final sale price at the time a buyer pays the seller as well as a shipping fee. As a result of these pricing policies, sellers can cost-effectively sell relatively inexpensive items that had previously been prohibitively expensive to list through most traditional trading forums. By allowing sellers to conveniently and easily reach a broad range of buyers, eBay also addresses the time-consuming, logistical inconvenience of individual selling. Buyers have access to a broad selection of items and avoid the need to pay expensive markups or commissions to intermediaries. The critical mass of items listed on eBay provides a mutual benefit for buyers and sellers allowing both to effectively determine an appropriate price for an item.

     Strong Community Affinity. eBay believes that fostering direct interaction between buyers and sellers with similar interests has enabled it to create a loyal, active community of users. eBay has introduced a variety of features and services designed to strengthen this sense of community among eBay users. eBay facilitates communications between buyers and sellers by offering chat rooms, bulletin boards, threaded discussion boards, customer support assistance from its personnel or other eBay users and by providing "About Me" user pages. These community features encourage consumer loyalty and repeat usage.

     Intuitive User Experience. The eBay trading platform is a fully automated, topically arranged, intuitive and easy-to-use online service that is available on a 24 hour, seven day a week basis. On the dynamic trading platform, a seller can list items for sale within minutes of completing a simple online form and buyers can submit bids for items quickly and easily. Buyers can easily search the millions of items listed by category or specific item. During the course of the transaction, bidders are notified by email of the status of their bids on a daily basis and are notified immediately if they are outbid. Sellers and successful bidders are automatically notified when a transaction is completed. To assist users further, eBay offers email customer support staffed on a seven day a week basis. On the Half.com fixed price platform, sellers can easily list items by simply entering the ISBN or UPC bar code number of their item, along with the item's condition and selling price. Half.com automatically adds descriptions and pictures to each listing, so sellers do not need to do it themselves. Buying at Half.com is similar to the shopping experience at other leading online retailers. Buyers can browse by category or search by title or artist/author. When they want to buy, they simply put items in their cart, enter their credit card number and check out. Customers can also see real-time price comparisons of new versions of the same item through an on-screen shopping agent.

EBAY STRATEGY

     eBay's objective is to build upon its position as the world's leading community-commerce model and the most compelling commerce platform on the Internet. Our vision is to help practically anyone buy or sell practically anything in the world. The key elements of eBay's strategy are to:

     Broaden the eBay Trading Platform. eBay has pursued a multi-pronged strategy for growing the eBay platform in several dimensions: within existing product categories, across new product categories, through geographic expansion, both local and international, and through introduction of additional pricing formats such as fixed price sales. eBay targeted key product categories in its user programs and marketing activities. eBay has expanded and developed existing product categories by introducing category-specific bulletin boards and chat rooms, integrating category-specific content, advertising its service in targeted publications and participating in targeted trade shows. In addition, eBay broadened the range of users and added product categories, content, features and other services to meet this new user demand. The increasing number and importance of practical (as opposed to collectible) items on the site is illustrative of this broadened range. eBay has also broadened the range of products that it offers to facilitate trading on the site, including payment services, shipping services, authentication, appraisal, vehicle inspection and escrow services. In addition, eBay has successful introduced two fixed-price formats through Half.com and the "Buy It Now" feature.

     During 2000, a number of improvements intended to broaden the eBay trading platform were introduced, including:

     - the acquisition of Half.com, a fixed-price, person-to-person trading website where buyers and sellers can trade used books, CDs, movies and video games at fixed prices that are less than the list price;

     - the launch of eBay Motors in association with AutoTrader.com, which created the Internet's largest auction-style website for consumers and dealers to buy and sell used cars;

     - the launch of additional eBay Regional sites. In 2000, eBay launched eight regional sites to encourage the sale of items that are too bulky or expensive to ship, items of local interest and items that people prefer to view before purchasing;

     - the launch of over 5,000 new categories that make it easier to find items in diverse categories;

     - the launch of the eBay "Application Program Interface (API) and Developers Program", which allows other companies to use eBay content to drive their own businesses. The API provides three basic benefits. First, it allows eBay to be fully integrated into independent sites across the Internet. A new site will be able to use the eBay commerce engine to power its business, eliminating time and expense from the start-up process. As a second benefit, the API will allow eBay and its commercial partners to more easily and rapidly add eBay's services to new devices, such as wireless telephones and handheld computers. Finally, the new platform interface will improve the user experience by allowing more companies to provide services to eBay users;

     - the introduction of Live Auctions technology on eBay Premier. Providing real-time bidding via the Internet, this new feature allows individuals to participate in the excitement of traditional live sales from auction house floors anywhere in the world;

     - the launch of Electronic Checks as a new payment option. Electronic Check is the latest innovation in Internet-based payments, providing buyers and sellers with a means for faster transactions without returned checks, with no paperwork and no charge back risk. For eBay buyers, Electronic Check combines the convenience of paper checks with the safety, convenience and speed of electronic payments. For eBay sellers, Electronic Check is a cost-effective alternative to paper checks and credit cards where payment is guaranteed;

     - the launch of eBay Anywhere, a comprehensive mobile strategy that aims to make eBay accessible from any Internet-enabled mobile device. From WAP mobile phones to the latest PDAs, eBay Anywhere brings together leading technology companies, mobile carriers, portals and hardware vendors with the goal of making eBay accessible to any user's choice of handheld Internet device;

     - the launch of a new category called eBay Real Estate, intended to make property transactions on eBay easier for buyers and sellers, and to provide a dedicated home for eBay's emerging real estate marketplace.

     Foster eBay Community Affinity. eBay continues to enhance what is already the largest and one of the most loyal online trading communities on the Web. By instilling a vibrant eBay community experience, eBay seeks to maintain a critical mass of frequent buyers and sellers with a vested interest in the eBay community. eBay believes that new community tools, such as About Me personal pages and threaded message boards will continue to contribute to the community vibrancy. eBay's trust and safety initiatives, including user verification, requirements for new sellers to have a credit card on file, insurance, integrated escrow, authentication and appraisal are intended to bolster eBay's reputation as a safe place to trade. Consistent with its desire to foster community, eBay has organized a charitable fund, known as the eBay Foundation, and involves the members of the eBay community in determining to which charitable purposes the eBay Foundation's funds will be applied. See "The eBay Service -- Community Services."

     Enhance Features and Functionality. eBay intends to continually update and enhance the features and functionality of the eBay and Half.com websites to ensure continuous improvement to the trading experience. During 2000, eBay added many new features and services to help buyers and sellers trade with greater ease, including a single login feature, smart search, counters for sellers, Highlight and Feature Plus!, integrated photo hosting, "List in Two Categories," a feature that allows users to cross merchandise their items in two categories simultaneously, a pre-approve bidder tool that gives sellers the ability to set up their own pre-qualification guidelines for bidders, and "Buy It Now," a feature that allows buyers to purchase items immediately and skip the auction process.

     Expand Value-Added Services. In order to offer an end-to-end personal trading service, eBay provides a variety of "pre-trade" and "post-trade" services to enhance the user experience and make trading easier. "Pre-trade" services make listing items for sale easier and include photo hosting, authentication and seller productivity software. "Post-trade" services make transactions easier and more comfortable to consummate, such as payment facilitation, insurance, vehicle inspections, escrow, shipping and postage. eBay currently provides, or will provide, these services directly or through strategic partnerships with third parties.

     Value-added services introduced during 2000 include:

     - the launch of eBay Picture Services, powered by iPIX, which provides eBay users with an easy-to-use, robust set of imaging services that allow sellers to simply drag and drop images into image wells on the eBay Sell Your Item form. Users may also preview their images on the Sell Your Item form and have their images automatically resized and formatted for optimal viewing;

     - the addition of Saturn and its retailers to provide a nationwide automobile inspection service. The new inspection service, developed and offered by Saturn, is now part of eBay Motors and AutoTrader.com's co-branded automobile site; and

     - the integration of Keen.com, the first Live Answer Community(TM), into key areas of eBay's online trading platform. The integration is intended to make it more convenient for eBay's 22 million users to contact Keen.com's members and get live answers to questions on many topics, including trading and collectibles.

     Continue to Develop United States and International Markets. eBay believes that the Internet provides a significant opportunity for the creation of efficient trading platforms in local, national and international markets and that over time, these platforms can be transformed into a seamless, truly global trading environment. eBay intends to take advantage of this opportunity by developing eBay for selected local, national and international markets and actively marketing and promoting these services. On the local level, eBay has already rolled out local trading for 60 geographic regions in the United States and has launched a similar regional service offering in Germany, the United Kingdom, Canada and Australia. The creation of regional trading sites makes it easier and more practical to buy and sell items of local interest and items too large, expensive or complex to effectively trade on a wider geographical level. eBay will continue to consider the addition of regional sites in U.S. and international markets that offer a critical mass of users and a significant electronic commerce opportunity. Internationally, eBay has introduced country-specific services for Canada, the United Kingdom, Australia, Germany, Japan, France, Austria, Italy and through the February

2001 acquisition of Internet Auction Company Ltd., South Korea. eBay believes that its user base already includes users located in over 200 countries.

     eBay can choose from several strategies to enter new international markets, including building a user community solely through internal efforts, acquiring a company already in the local trading market or partnering with strong local companies. eBay has employed each of these strategies where appropriate, as follows:

     - our presence in the United Kingdom, Canada, France, and Italy was built with local management teams and a combination of grass roots and online marketing programs;

     - our presence in Germany was built primarily through the June 1999 acquisition of alando.de.ag, an existing German trading service;

     - we entered into a joint venture with a subsidiary of one of the largest media companies in Australia to penetrate this market;

     - in February 2000, we announced a relationship with NEC to jointly address the market in Japan. As part of that agreement, NEC agreed to purchase a 30% equity interest in eBay Japan;

     - in February 2001, we acquired a majority ownership interest in Internet Auction Co. Ltd., South Korea's largest online trading service; and

     - in February 2001, we announced an agreement to acquire 100% of iBazar S.A., Europe's largest online trading platform. iBazar has a leading presence in 7 of its 8 markets, which include France, Italy, Spain, Portugal, the Netherlands, Belgium, Brazil and Sweden.

THE EBAY DYNAMIC PRICING FORMAT

     The eBay dynamic pricing trading platform is a robust, Internet-based, centralized trading environment that facilitates buying and selling of a wide variety of items.

     Registration. While any visitor to eBay can browse through the eBay service and view the items listed for sale, in order to bid for an item or to list an item for sale, buyers and sellers must first register with eBay. Users register by completing a short online form and thereafter can immediately bid for an item or list an item for sale. Users in Canada, Germany, Japan, Australia, the United Kingdom, France, Italy, Austria may instead register through country-specific home pages.

     Buying on eBay. Buyers typically enter eBay through its home page, which contains a listing of product categories that allows for easy exploration of current items for sale. Bidders can search for specific items by browsing through a list of items within a category or subcategory and then "clicking through" to a detailed description for a particular item. Bidders also can search specific categories, interest pages or the entire database of item listings using keywords to describe the types of products in which they are interested. eBay's search engine will then generate a list of relevant items with links to the detailed descriptions. Each item is assigned a unique identifier so that users can easily search for and track specific items. Users also can search for a particular bidder or seller by name in order to review his or her item for sale and feedback history as well as search for products by specific region or search in the "Gallery" mode. Once a bidder has found an item of interest and registered with eBay, the bidder enters the maximum amount he or she is willing to pay at that time. In the event of competitive bids, the eBay service automatically increases bidding in increments based upon the then current highest bid for the item, up to the bidder's maximum price. As eBay encourages direct interaction between buyers and sellers, bidders wishing additional information about a listed item can contact the seller through email functionality. eBay believes that this interaction between bidders and sellers enhances the personal, one-on-one nature of trading on the Web and is an important element of the eBay experience. Once each bid is made, eBay sends a confirmation to the bidder via email, an outbid notice to the next highest bidder and automatically updates the item's auction status. During the course of the sale, eBay notifies bidders immediately via email if they are outbid. Bidders are not charged for making bids or purchases through eBay. In addition, buyers can also specify items of interest on a service called "Favorite Searches" (previously called "Personal Shopper") and receive automated email messages when these particular items are available for sale on eBay. In November 2000, eBay implemented the "Buy it Now" feature. Sellers can choose to use the Buy It Now feature at the time of listing, which allows sellers to name a price at which they would be willing to sell the item to any buyer. Listings are run in the normal auction format, but will also feature a Buy It Now icon and price. Until the first bid is placed, or in the case of a reserve auction, until the reserve price is met, buyers have the option to buy the item instantly at the specified price without waiting for the listing to end.

     Selling on eBay. Sellers registered with eBay can list a product for sale by completing a short online form or using "Mr. Lister," "Auction Assistant" or third party tools that facilitate the listing of multiple items. The seller selects a minimum price for opening bids for the item and chooses whether the sale will last three, five, seven or ten days. Additionally, a seller may select a reserve price for an item, which is the minimum price at which the seller is willing to sell the item and is typically higher than the minimum price set for the opening bid. The reserve price is not disclosed to bidders. A seller can elect to sell items in individual item listings or, if he or she has multiple identical items, can elect to hold a "Dutch Auction." For example, an individual wishing to sell 10 identical watches could hold 10 individual auctions or hold a Dutch Auction in which the 10 highest bidders would each receive a watch at the same price and all lower bids would be rejected. To be eligible to hold a Dutch auction, a seller must have a sufficiently high feedback rating and must have been a registered seller for at least 60 days. A seller may also specify that an auction will be a private auction. With this format, bidders' e-mail addresses are not disclosed on the item screen or bidding history screen.

     Throughout 2000, sellers generally paid a nominal placement fee to list items for sale -- $0.25 for an item listing with a minimum starting price of less than $10.00; $0.50 for a minimum starting price of $10.00 to $24.99; $1.00 for a minimum starting price of $25.00 to $49.99; and $2.00 for a minimum starting price of $50.00 or more. As of January 31, 2001, listing fees were increased as follows -- $0.30 for an item listing with a minimum starting price of less than $10.00; $0.55 for a minimum starting price of $10.00 to $24.99; $1.10 for a minimum starting price of $25.00 to $49.99; $2.20 for a minimum starting price of $50.00 to $199.99; and $3.30 for a minimum starting price of $200 or more. By paying an additional $0.50 for items with a starting price of $0.01 to $24.99 or $1.00 for items with a starting price of $25 or more, sellers can choose to have a reserve selling price, which establishes a minimum level at which they are obligated to sell the item. By paying incremental placement fees, sellers can have items featured in various ways. A seller can highlight his or her item for sale by utilizing a bold font for the item heading for an additional fee of $2.00. A seller with a favorable feedback rating can have his or her auction featured as a "Featured Auction" for $99.95, which allows the seller's item to be rotated on the eBay home page, or as a "Featured Plus!" for $19.95, which allows his or her item to appear in its category Featured Item section and in bidder's search results, and the item may be selected for display in another area -- the category index page Featured Items section. A seller can also include a description of the product. In addition, a seller can include a photograph in the item's description if the seller posts the photograph on a website and provides eBay with the appropriate Web address. Items may be showcased in the Gallery section with a catalog of pictures rather than text. A seller who uses a photograph in his or her listing can have this photograph included in the Gallery section for $0.25 or featured in the Gallery section for $19.95. Certain categories of items, including real estate, automobiles and "Premier" have different pricing. A seller can choose to list his or her item with the "List in Two Categories" feature, which gives the item added visibility by listing it in two separate categories. The charge for "List in Two Categories" is double the insertion and optional feature fees (excluding home page featured). In addition, for $0.10 a seller can choose to list his or her item for 10 days, the longest available duration. All pricing is subject to change.

     How Transactions are Completed. When an auction ends, the eBay system validates if a bid exceeded the minimum price, and the reserve price if one has been set. If the sale was successful, eBay automatically notifies the buyer and seller via email and the buyer and seller can then consummate the transaction independent of eBay. At the time of the email notification, eBay generally charges the seller a success fee equal to 5% of the first $25 of the purchase price, 2.5% of that portion of the purchase price from $25.01 to $1,000, and 1.25% of that portion of the purchase price over $1,000. At no point during the process does eBay take possession of either the item being sold or the buyer's payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping. Under the terms of eBay's user agreement, if a seller receives one or more bids above the stated minimum or reserve price, whichever is higher, the seller is obligated to complete a transaction, although eBay has no power to force the seller or buyer to complete the transaction other than to suspend them from using the eBay service. In the event the buyer and seller are unable to complete the transaction and the seller notifies eBay, eBay credits the seller the amount of the success fee. When items that have a reserve price sell, sellers are credited the $1.00 reserve fee. Invoices for placement fees, additional listing fees and success fees are sent via email to sellers on a monthly basis. All new sellers are required to have a credit card account on file with eBay. Sellers who pay by credit card are charged shortly after the invoice is sent.

     Feedback Forum. eBay pioneered a feature to facilitate the establishment of reputations within its community by encouraging individuals to record comments about their trading partners on each transaction. Every registered eBay user has a feedback profile containing compliments, criticisms and other comments by users who have conducted business or interacted with the person. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for them to match up transaction numbers with the user names of their trading partners. This information is recorded in a feedback profile that includes a feedback rating for the person and indicates comments from other eBay users who have interacted with that person over the past seven days, the past month, the past six months and beyond. A user who has developed positive reputations over time will have a color-coded star symbol displayed next to his or her user name to indicate the amount of positive feedback received by the user. eBay users may review a person's feedback profile to check on the person's reputation within the eBay community before deciding to bid on an item listed by that person or in determining how to complete the payment for and delivery of the item.

     The terms of eBay's user agreement prohibit actions that would undermine the integrity of the Feedback Forum, such as a person's leaving positive feedback about himself or herself through other accounts or leaving multiple negative feedback for others through other accounts. The Feedback Forum system has several automated features designed to detect and prevent some forms of abuse. For example, feedback posting from the same account, positive or negative, cannot affect a user's net feedback rating (i.e., the number of positive postings, less the number of negative postings) by more than one point, no matter how many comments an individual makes. Furthermore, a user can only give feedback to his or her trading partners in completed transactions. Users who receive a sufficiently negative net feedback rating have their registrations suspended and are unable to bid on or list items for sale. eBay believes its Feedback Forum is extremely useful in overcoming initial user hesitancy when trading over the Internet, as it reduces the anonymity and uncertainty of dealing with an unknown trading partner. See "Risk Factors -- We are subject to risks associated with information disseminated through our service."

     Trust and Safety Initiatives. eBay developed a number of programs designed to make users more comfortable with dealing with an unknown trading partner over the Web. In addition to the Feedback Forum, eBay offers the SafeHarbor(TM) program, which provides guidelines for trading, helps provide information to resolve user disputes and responds to reports of misuses of the eBay service. eBay's SafeHarbor(TM) staff investigates users' complaints of possible misuse of eBay and take appropriate action, including issuing warnings to users or suspending users from bidding on or listing items for sale. Some of the complaints the SafeHarbor(TM) staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting illegal items for sale. The SafeHarbor(TM) group is organized into three areas; investigations, community watch and fraud prevention. The investigations group investigates reported trading infractions and misuse of eBay. The fraud prevention department provides information to assist users with disputes over the quality of the goods sold or potentially fraudulent transactions and, upon receipt of an officially filed, written claim of fraud from a user, will generally suspend the offending user from eBay. The community watch department investigates the listing of illegal, infringing or inappropriate items on the eBay site and violations of certain eBay policies. Upon receipt of a written claim of intellectual property infringement by the owner of the intellectual property, eBay will remove the offending item from eBay. Users who repeatedly infringe intellectual property rights are suspended. In addition, eBay has increased the number of personnel reviewing potentially illegal items. eBay's trust and safety initiatives, including user identity verification, insurance, integrated escrow and authentication, are intended to bolster eBay's reputation as a safe place to trade. See "Risk Factors -- Our business may be harmed by fraudulent activities on our website." eBay has also partnered with Infoglide, a leading provider of similarity search technology, to help keep previously suspended users from re-registering on eBay. eBay has introduced a requirement that new sellers must provide a credit card or pass an identity verification check before being allowed to sell. The identify verification process is performed by Equifax.

     What Can Be Purchased or Sold on eBay. The eBay service has grown from offering 10 product categories when it was first introduced in September 1995 to offering more than 8,000 categories as of December 31, 2000. As the number of product categories has grown, eBay periodically organizes the categories under different headings to reflect the major types of items currently listed. As of March 2001, these product categories were organized under the following headings:

    MAJOR CATEGORIES                                             SPECIALTY SITES
    - Antiques & Art                - Photo                      - eBay Motors
    - Books                         - Electronics                - eBay Premier
    - Movies                        - Pottery & Glass            - Services for Business
    - Music                         - Real Estate                - Half.com
    - Business                      - Sports
    - Clothing & Accessories        - Tickets
    - Coins                         - Travel
    - Stamps                        - Toys
    - Collectibles                  - Hobbies & Crafts
    - Computers                     - Everything Else
    - Network IT
    - Dolls & Bears
    - Home & Garden
    - Jewelry, Gemstones

     Each major category has numerous subcategories. As of December 31, 2000, eBay offered a selection of over 6 million items, with the most popular items sold on eBay being those that are relatively standardized, well-represented with a photo (and therefore can be evaluated to some degree without a physical inspection), small and easily shipped and relatively inexpensive. As the eBay community grows and additional items are listed, eBay will continue to organize items for sale under additional categories to respond to the needs of the eBay community.

     Community Services. Beyond providing a convenient means of trading, eBay has devoted substantial resources to building an online trading community, which eBay believes is one of the strongest on the Web. Key components of eBay's community philosophy are maintaining an honest and open marketplace and treating individual users with respect. eBay offers a variety of community and support features that are designed to solidify the growth of the eBay community and to build eBay user affinity and loyalty such as announcement and bulletin boards, customer support boards as well as other topical or category-specific information exchanges.

     eBay offers My eBay, which permits users to receive a report of their recent activity on eBay, including bidding activity, selling activity, account balances, favorite categories and recent feedback. Users with their own Web pages also can post links from the user's page to eBay and to a list of items the user is selling on eBay. eBay also offers About Me, which offers users the opportunity to create their own personal home page free of charge on eBay using step-by-step instructions provided by eBay. The About Me home page can include personal information, items listed for sale, eBay feedback ratings, images and links to other favorite sites.

     In addition, in June 1998, eBay donated 643,500 shares of common stock to the Community Foundation Silicon Valley, a tax-exempt donor-advised public charity, and established a fund known as the "eBay Foundation." Through the Community Foundation Silicon Valley, the eBay Foundation sponsors programs including a recent program in which teachers travel abroad and share their experiences with their students. Since its inception, the eBay foundation has made million of dollars in grants to dozens of programs and initiatives focusing on education and expanded access to technology. eBay also solicits user suggestions for worthwhile charities through the eBay website, where charity auctions and other unique promotions are held to support such causes

     Customer Support. eBay devotes significant resources to providing personalized, timely customer service and support. eBay offers customer support on a seven day a week basis. Most customer support inquiries are handled via email, with customer email inquiries typically being answered within 24 hours after submission. In 2000, eBay continued its relationship with SatMetrix (formerly known as Customer Cast), an online customer satisfaction survey company, to help eBay understand and improve overall customer support. Overall customer satisfaction with eBay's support services has remained extremely high. eBay also offers an online tutorial for new eBay users. In 2000, eBay completed the relocation of all customer support personnel to its center in Salt Lake City, Utah.

THE HALF.COM FIXED-PRICE FORMAT

     Half.com offers a fixed-price, online website to buy and sell high quality, previously owned goods at discounted prices. Unlike auctions, where the selling price is based on bidding, the seller fixes the price for items at the time an item is listed.

     Registration. While any visitor to Half.com can browse through the site and view the items listed for sale, in order to buy an item or to list an item for sale, buyers and sellers must first register with Half.com. To register, visitors must provide their name, address, phone number and email address. To become a buyer, visitors must provide valid credit card information. To become a seller, visitors must have a valid credit card, and, for some sellers, Half.com will require bank account information, tax identification number or a social security number.

     Buying on Half.com. Buying at Half.com is similar to the shopping experience at other leading on-line retailers. Shoppers can easily search for specific books, CDs, movies and video games or browse for items that are categorized and surrounded with product descriptions, reviews and artwork. Just like any online retail store, shoppers fill their shopping cart and check out with a credit card. Customers can also see real-time price comparisons of new versions of the same item through an on-screen shopping agent that shows prices from other Internet retailers.

     Selling on Half.com. Sellers wishing to sell items on the Half.com site simply type in the ISBN or UPC bar code number, select the item's condition, confirm the sale price, and the item is immediately listed. Half.com automatically adds descriptions and pictures to each listing, so sellers do not need to do it themselves. There are no fees to list items on Half.com.

     Until recently, a Seller could enter any price they wished -- as long as it was less than half-off the original list price. To increase the selection of items available to buy and sell, especially with newly released and hard-to-find items, Half.com now allows sellers to list items above half price in each category

     In an effort to help users price their products competitively, Half.com provides a suggested selling price. The suggested selling price for an item is calculated as a percentage of the best on-line retail price for a new copy of the item, depending on the quality of the item. The Half.com pricing recommendations as a percentage of the best online retail price are as follows:

                     CONDITION                       SUGGESTED PERCENTAGE
                     ---------                       --------------------
Like New                                                      50%
Very Good                                                     45%
Good                                                          40%
Acceptable                                                    35%

     How transactions are completed. When a buyer selects an item for purchase, sellers are sent an email notifying them to ship the item. Once the seller confirms that the item is being shipped, the buyer's credit card is charged. At least once a month, sellers are sent a check from Half.com for all items sold during the previous period, less Half.com's 15% commission. Sellers also receive an allowance for shipping costs.

     Buyer Protection Policy. Half.com reserves the right to suspend the membership of any Buyer or Seller that Half.com feels has attempted to commit fraud by misusing the Half.com Buyer Protection Policy for his or her own personal gain. Half.com also reserves the right to reduce a Seller's account balance, withdrawal from a Seller's ACH account or charge the Seller's credit card in order to recover damages related to fraud. In addition, abuse of this policy is a criminal offense and violators will be prosecuted to the fullest extent of the law.

MARKETING

     eBay's marketing strategy is to promote its brand and attract buyers and sellers to the eBay and Half.com services. To attract users, eBay historically has relied primarily on word of mouth and, to a lesser extent, on distribution or sponsorship relationships with high traffic websites. Today, eBay employs a variety of methods to promote its brand and attract potential buyers and sellers. Currently, eBay uses strategic purchases of online advertising to place advertisements in areas in which eBay believes it can reach its target audience. eBay also engages in a number of marketing activities in traditional media such as radio, broadcast and national and local TV advertising, print media, trade shows and other events. eBay also advertises in a number of category-specific publications. eBay continues to benefit from frequent and high visibility media exposure both nationally and locally. While eBay does not expect the frequency or quality of this type of publicity to continue, eBay promotes public relations through initiatives such as online eBay/special event tie-ins and executive speaking engagements. In March 1999, eBay expanded the scope of its preexisting strategic relationship with AOL. Under the amended agreement, eBay is given a prominent presence featuring it as the preferred provider of online trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. eBay will pay $75 million over the four-year term of the contract. eBay has developed a co-branded version of its service for each AOL property which prominently features each party's brand. AOL is entitled to all advertising revenue from the co-branded sites.

OPERATIONS AND TECHNOLOGY

     eBay has a scalable user interface and transaction processing system that is based on internally-developed proprietary software. The eBay system facilitates the sale process, including notifying users via email when they initially register for the service, when they place a successful bid, are outbid, place an item for sale, and when an auction ends. Furthermore, the system sends daily status updates to any active sellers and bidders regarding the status of their current auctions. The system maintains user registration information, billing accounts, current auctions and historical listings. All information is regularly archived for record-keeping and analysis purposes. Complete listings of all items for sale are generated regularly. The system regularly updates a text-based search engine with the titles and descriptions of new items, as well as pricing and bidding updates for active items. Every time an item is listed on the service, a listing enhancement option is selected by a seller, or an auction closes with a bid in excess of the seller-specified minimum bid, the system makes an entry into the seller's billing account. The system sends electronic invoices to all sellers via email on a monthly basis. For convenience, sellers may place a credit card account number on file with eBay, and their account balance is billed directly. Sellers that are new to the eBay service are now required to place a credit card account number on file. In addition to these features, the eBay service also supports a number of community bulletin board and chat areas where users and eBay customer support personnel can interact.

     Half.com's technology is similarly scalable and multi-purpose. Also based on internally-developed software, the Half.com system facilitates the listing process and sale transaction for fixed price items in select categories including books, movies, music and video games. The Half.com system allows a seller to list inventory easily by providing the UPC, ISBN (or other similar product identification code), the price at which the seller desires to sell the item and the quality of the item. All other product information and descriptions are provided on the Half.com site. The Half.com system notifies a seller when a buyer places an offer, asks the seller to confirm within two days and, if the sale is accepted, ship the item within one day. The Half.com system further facilitates transactions by enabling a buyer's credit card or bank account to be debited (at the member's choice), and enabling a seller's bank account to be credited or sending the seller a check (again, at the members' choice). Information on Half.com's systems is regularly archived for record-keeping and analysis purposes. Half.com is expecting to accelerate their ongoing effort to offer enhanced search features.

     eBay's system has been designed around industry standard architectures and has been designed to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides 24 hour, seven day a week availability, subject to a maintenance period for a few hours during one night per week. eBay's system hardware is hosted at the Exodus and Abovenet facilities in Santa Clara, California, which provide redundant communications lines and emergency power backup. eBay's system consists of Sun database servers running Oracle relational database management systems with a mix of Sun and Hitachi storage and a suite of Pentium-based Internet servers running the Windows NT operating system. eBay uses Resonate Inc.'s load balancing systems and its own redundant servers to provide for fault tolerance. eBay has experienced periodic system interruptions, which it believes will continue to occur from time to time. These outages have stemmed from a variety of causes, including third-party hardware and software problems, human error and eBay proprietary software issues. The volume of traffic on eBay's website and the number of items being listed by users has been increasing continually, requiring eBay to expand and upgrade its technology, transaction processing systems and network infrastructure and add new engineering personnel. The process of upgrading and expansion is part of the routine maintenance and revision of the site. Hardware and software changes associated with the continuous revision have been capitalized in accordance with company policy and are included in computer equipment and software. Due to the speed of change and continuous nature of site revision, internal expenses often are judged to have useful lives of less than one year, or have been more appropriately classified as maintenance-related costs. As such, these costs are expensed as incurred. eBay may be unable to accurately project the rate or timing of increases, if any, in the use of the eBay service or expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner. Any failure to expand or upgrade its systems at least as fast as the growth in demand for capacity could cause the website to become unstable and possibly cease to operate for periods of time. Unscheduled downtime could harm eBay's business.

     eBay uses internally developed systems to operate its service and for transaction processing, including billing and collections processing. eBay must continually improve these systems to accommodate the level of use of its website. In addition, eBay may add new features and functionality to its services that would result in the need to develop or license additional technologies. eBay's inability to add additional software and hardware or to upgrade its technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience on its service and delays in reporting accurate financial information. eBay's failure to provide new features or functionality also could result in these consequences. eBay may be unable to effectively upgrade and expand its systems in a timely manner or integrate smoothly any newly developed or purchased technologies with its existing systems. These difficulties could harm or limit its ability to expand its business. See "Risk Factors -- The inability to expand our systems may limit our growth and -- System failures could harm our business."

     eBay incurred $4.6 million, $24.8 million and $55.9 million in product development expenses in 1998, 1999 and 2000, respectively. eBay anticipates that it will continue to devote significant resources to product development in the future as it adds new features and functionality to the eBay service. eBay capitalizes hardware and software associated with added features or functionality in accordance with company policy and includes such amounts in computer equipment and software. Internal expenses are often judged to have useful lives of less than one year, or have been more appropriately classified as maintenance-related costs. As such, these costs are expensed as incurred. The space in which eBay competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, eBay's future success will depend on its ability to adapt to rapidly changing technologies, adapt its services to evolving industry standards and to improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the Internet. To address the need for rapid change as well as stability, eBay has undertaken a project to enhance its current architecture. The new architecture is intended to facilitate continued stability, improved availability and load balancing. The proposed architecture should also improve search and listing functionality. This project, which is in the analysis and design phase, is expected to be on-going, with phased rollouts through 2003. We plan to time these rollouts so as to minimize the impact to our community. The failure of eBay to adapt to these changes would harm eBay's business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by eBay to modify or adapt eBay's services or infrastructure. See "Risk Factors -- Our failure to manage growth could harm us, -- We must keep pace with rapid technological change to remain competitive and -- We need to develop new services, features and functions in order to expand."

COMPETITION

     Depending on the category of product, eBay currently or potentially competes with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. The Internet is a new, rapidly evolving and intensely competitive area. eBay expects competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. eBay's broad-based competitors include the vast majority of traditional department and general merchandise stores as well as emerging online retailers. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Costco, Sam's Club as well as Amazon.com, Buy.com, AOL.com, Yahoo! shopping and MSN.

     Antiques: Christie's, eHammer, Sotheby's/Sothebys.com

     Coins & Stamps: Collectors Universe, Heritage, Numismatists Online, US Mint

     Collectibles: Franklin Mint

     Musical Instruments: Guitar Center, Harmony-Central.com, MARRS, MusicHotBid.com

     Sports Memorabilia: Beckett's, Collectors Universe

     Toys, Bean Bag Plush: Amazon.com, KB Toys, Toys.com

     Premium Collectibles: Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby's, Sothebys.com

     Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarOrder.com, CarPoint, Collectorcartraderonline.com, eClassics.com, Edmunds, CarsDirect.com, Hemmings, imotors.com, vehix.com, newspaper classifieds, used car dealers

     Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, BigStar, Blockbuster, BMG Columbia House, CDNow, DVD Express, Wherehouse, Alibris.com, Emusic.com, Bookfinders.com

     Clothing: Bluefly.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Macys, The Men's Wearhouse, Ross, 3Dshopping.com

     Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Egghead, Fry's Electronics, Gateway, The Good Guys, IBM, MicroWarehouse, The Sharper Image, Shopping.com

     Home & Garden: IKEA, Crate & Barrel, Home Depot, Garden.com, Pottery Barn, Ethan Allen, Frontgate, Lowes

     Jewelry: Ashford.com, Mondera.com

     Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority, Sportsline.com

     Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH, Lowes

     Business-to-Business: Ariba, BidFreight.com, BizBuyer.com, bLiquid.com, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Oracle, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, UnionStreet.com, Ventro, VerticalNet

     Additionally, eBay faces competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network (an auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales. Overseas, we face competition from Yahoo! Auctions in most countries and from a large number of regional and national competitors in each country.

     The principal competitive factors for eBay include the following:

     - ability to attract buyers;

     - volume of transactions and selection of goods;

     - customer service; and

     - brand recognition.

     With respect to eBay's online competition, additional competitive factors are:

     - community cohesion and interaction;

     - system reliability;

     - reliability of delivery and payment;

     - website convenience and accessibility;

     - level of service fees; and

     - quality of search tools.

     Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet spaces than eBay does. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of eBay's competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. Some of eBay's competitors have offered services for free, and others may do this as well. eBay may be unable to compete successfully against current and future competitors.

     In order to respond to changes in the competitive environment, eBay may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm its business. For example, eBay has implemented an insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service. Some Internet-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with eBay.

     Although eBay has established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms. Even if these arrangements are renewed, they may not result in increased usage of its service. In addition, companies that control access to transactions through network access or Internet browsers could promote eBay's competitors or charge eBay substantial fees for inclusion.

     The offline auction business is intensely competitive. Butterfields competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of Butterfields' business or in the western United States, its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet-based auctions may harm the land-based auction business. Although Billpoint's business is new, several new companies have entered this space, including competitors who are offering free services and significant promotional incentives, and large companies, including banks and credit card companies, are also beginning to enter this space. Half.com competes directly with online retailers in its product categories such as Amazon.com which offers a directly competitive service, as well as with traditional sellers of used books, videos and CDs.

EMPLOYEES

     As of March 1, 2001, eBay had 1,927 full-time employees. eBay's future is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to find and retain highly qualified technical and managerial personnel. See "Risk Factors -- We are dependent on key personnel."

ISSUES RELATED TO THE LISTING OR SALE BY USERS OF UNLAWFUL ITEMS

     eBay has received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by its users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although eBay has actively sought to work with the content community to eliminate infringing listings on its website, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. An allegation of infringement of third-party intellectual property rights may result in litigation against eBay. Any such litigation could be costly for eBay, could result in increased costs of doing business through adverse judgment or settlement, could require eBay to change its business practices in expensive ways, or could otherwise harm its business. Litigation against other online companies could result in interpretations of the law that could also require eBay to change its business practices or otherwise increase its costs. See "Legal Proceedings" and "Risk Factors -- We are subject to intellectual property and other litigation."

FRAUDULENT ACTIVITIES ON THE EBAY WEBSITE

     eBay's future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. eBay has received in the past, and anticipates that it will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using eBay's website. While eBay can suspend the accounts of users who fail to fulfill their delivery obligations to other users, eBay does not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through its limited insurance program. Other than through this program, eBay does not compensate users who believe they have been defrauded by other users. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of its service could damage our reputation and diminish the value of our brand name. eBay expects to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm its business. See "Risk Factors -- Our business may be harmed by fraudulent activities on our website."

GOVERNMENT INQUIRIES

     On January 29, 1999, eBay received initial requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with its website.

eBay was informed that the inquiry includes an examination of its practices with respect to these transactions. eBay has provided further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter.

     On March 24, 2000, Butterfields received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting documents relating to, among other things, changes in Butterfields' seller commissions and buyer premiums and discussions, agreements or understandings with other auction houses, in each case since 1992. eBay believes this request may be related to a publicly reported criminal investigation of auction houses for price fixing. eBay has provided the information requested in the subpoena.

     Should these or any other investigations lead to civil or criminal charges against eBay, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if eBay ultimately prevails. eBay's business would suffer if it were not to prevail in any actions like these. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

     A large number of transactions occur on eBay's websites. eBay believes that government regulators have received a substantial number of consumer complaints about eBay which, while small as a percentage of its total transactions, are large in aggregate numbers. As a result, eBay has from time to time been contacted by various foreign, federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps eBay takes to protect its users from fraud. eBay is likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against it. eBay has responded to all inquiries from regulatory agencies by describing its current and planned antifraud efforts. If one or more of these agencies is not satisfied with eBay's response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm its business.

     eBay has provided information to the antitrust division of the Department of Justice in connection with an inquiry into its conduct with respect to "auction aggregators" including our licensing program and our recently settled lawsuit against Bidder's Edge. Should the division decide to take action against eBay, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

PRIVACY POLICY

     eBay believes that issues relating to privacy and the use of personal information relating to Internet users are becoming increasingly important as the Internet and its commercial use grow. eBay has adopted a detailed privacy policy that outlines how eBay uses information concerning its users and the extent to which other registered eBay users may have access to this information. Users must acknowledge and agree to this policy when registering for the eBay service. eBay does not sell or rent any personally identifiable information about its users to any third party; however, eBay does disclose information to sellers and winning bidders that contains the seller's and winning bidder's name, email address and telephone number. eBay also discloses certain personally identifiable information to its subsidiaries and business partners in connection with the provision of services by these entities. eBay also will disclose customer information in its possession (other than credit card information) to a law enforcement agency or member of the eBay's Verified Rights Owner program that requests this information in connection with a civil, criminal or regulatory investigation. eBay also uses information about its users for internal purposes in order to improve marketing and promotional efforts, to analyze website usage statistically, and to improve content, product offerings and website layout. eBay is a member of the TRUSTe program, a non-profit independent organization that audits websites' privacy statements and audits their adherence thereto.

NEW AND EXISTING REGULATION OF THE INTERNET

     eBay is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters is located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to its business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions.

     Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for its services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the United States are in many ways less favorable then those in the United States, giving greater rights to consumers, content owners and users or placing more extensive restrictions on our operations than exist in the U.S. Compliance may be more costly or may require us to change our business practices or restrict its service offerings relative to those in the United States. Our failure to comply with foreign laws could subject eBay to penalties ranging from fines to bans on our ability to offer our services. See "Risk Factors -- There are many risks associated with our international operations."

ITEM 2: PROPERTIES

     On March 1, 2000, eBay entered into a five-year lease for approximately 460,000 square feet of which the online segment occupies approximately 190,000 square feet of general office facilities located in San Jose, California. Payments under this lease, which commenced during 2000, are based on a spread over the London Interbank Offering Rate ("LIBOR") applied to the $126.4 million cost of the facility funded by the lessor. eBay has an option to renew the lease for up to two five-year extensions subject to specific conditions. Under the terms of the lease agreement, eBay was required to place $126.4 million of cash and investment securities as collateral for the term of the lease. The cash and investment securities are restricted as to their withdrawal from the third party trustee and are classified as long-term restricted cash and investments in the accompanying balance sheet.

     eBay entered into two interest rate swaps on June 19 and July 20, 2000, totaling $95 million, to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. The interest rate swaps allow eBay to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively changes the interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease.

     The online segment leases an additional 140,000 square feet of office space. This office space is primarily for eBay's customer call center in Utah and Half.com's administrative offices in Pennsylvania. Office space for the online segment's international subsidiaries is leased in Australia, England, Germany, Japan, Italy, Switzerland and France.

     The offline segment owns facilities in California and Indiana with an aggregate of approximately 700,000 square feet. Of the 700,000 square feet, eBay is a majority interest holder in 187,000 square feet of office space and the sole owner of the remaining balance.

     eBay believes that its existing facilities are adequate to meet its needs for the immediate future and future growth can be accommodated by leasing additional or alternative space.

ITEM 3: LEGAL PROCEEDINGS

     On September 1, 1999, eBay was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleged that eBay violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit sought declaratory and injunctive relief, restitution and legal fees. eBay filed a general demurrer which was sustained by the court with leave to amend. The plaintiff subsequently filed an amended complaint. eBay filed a motion for summary judgement. On November 7, 2000, eBay's motion for summary judgement was granted.

     On December 10, 1999, eBay sued Bidder's Edge, Inc. in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against eBay alleging that eBay violated the antitrust laws by monopolizing or attempting to monopolize a market, that eBay competed unfairly, and that eBay interfered with Bidder's Edge's contract with eBay magazine. Bidder's Edge sought treble damages, an injunction and its fees and costs. On May 24, 2000, the court granted us a preliminary injunction against the use by Bidder's Edge of robotic means to copy eBay's site. In February 2001, the parties settled this lawsuit. All claims by both parties were dismissed, and Bidder's Edge paid eBay an undisclosed amount.

     On April 25, 2000, eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated Section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." On January 26, 2001, the Court issued a ruling dismissing all claims against eBay in the lawsuit. The Court ruled that eBay's business falls within the safe harbor provisions of 47 USC 230, which grants internet service providers such as eBay with immunity from state claims based on the conduct of third parties. The Court also noted that eBay was not a "dealer" under California law and thus not required to provide certificates of authenticity with autographs sold over its site by third parties. All counts of the plaintiffs' suit were dismissed with prejudice as to eBay. Plaintiffs have appealed this ruling. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

     Other third parties have from time to time claimed and may claim in the future that eBay has infringed their past, current or future intellectual property rights. eBay may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts. eBay expects that it will increasingly be subject to infringement claims as the number of services and direct competitors grow. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require eBay to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

     From time to time, eBay is involved in disputes that have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on eBay's financial position, results of operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     eBay's common stock has been traded on The Nasdaq Stock Market(SM) under the symbol "EBAY" since September 24, 1998. The following table sets forth the high and low sales prices of eBay's common stock for the periods indicated and are as reported on The Nasdaq Stock Market(SM). The stock quotes are adjusted to reflect the stock splits in 1999 and 2000.

                                                             HIGH       LOW
                                                            -------    ------
Year Ended December 31, 1999
  First Quarter...........................................  $ 88.69    $27.67
  Second Quarter..........................................   117.00     63.34
  Third Quarter...........................................    80.50     35.14
  Fourth Quarter..........................................    93.00     62.25
Year Ended December 31, 2000
  First Quarter...........................................   127.50     58.69
  Second Quarter..........................................    93.88     48.56
  Third Quarter...........................................    77.56     43.50
  Fourth Quarter..........................................    70.25     26.75

     As of March 1, 2001 there were approximately 1,500 stockholders of record of the eBay's common stock, although eBay believes that there is a significantly larger number of beneficial owners of its common stock.

DIVIDEND POLICY

     eBay has never paid cash dividends on its stock, and anticipates that it will continue to retain any future earnings to finance the growth of its business.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of income and the consolidated balance sheet data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements of eBay.

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                       -------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME
  DATA:
Net revenues.........................  $32,051    $ 41,370    $ 86,129    $224,724    $431,424
Cost of net revenues.................    6,803       8,404      16,094      57,588      95,453
                                       -------    --------    --------    --------    --------
          Gross profit...............   25,248      32,966      70,035     167,136     335,971
                                       -------    --------    --------    --------    --------
Operating expenses:
  Sales and marketing................   13,139      15,618      35,976      96,239     166,767
  Product development................       28         831       4,640      24,847      55,863
  General and administrative.........    5,661       6,534      15,849      43,919      73,027
  Payroll expense on employee
     stock options...................       --          --          --          --       2,337
  Amortization of acquired
     intangibles.....................       --          --         805       1,145       1,433
  Merger related costs...............       --          --          --       4,359       1,550
                                       -------    --------    --------    --------    --------
          Total operating expenses...   18,828      22,983      57,270     170,509     300,977
                                       -------    --------    --------    --------    --------
Income (loss) from operations........    6,420       9,983      12,765      (3,373)     34,994
Interest and other income (expense),
  net................................   (2,607)     (1,951)       (703)     21,412      46,025
                                       -------    --------    --------    --------    --------
Income before income taxes...........    3,813       8,032      12,062      18,039      81,019
Provision for income taxes...........     (475)       (971)     (4,789)     (8,472)    (32,725)
                                       -------    --------    --------    --------    --------
Net income...........................  $ 3,338    $  7,061    $  7,273    $  9,567    $ 48,294
                                       =======    ========    ========    ========    ========
Net income per share(1):
  Basic..............................  $  0.20    $   0.14    $   0.07    $   0.04    $   0.19
                                       =======    ========    ========    ========    ========
  Diluted............................  $  0.04    $   0.04    $   0.03    $   0.04    $   0.17
                                       =======    ========    ========    ========    ========
Weighted average shares:
  Basic..............................   16,979      48,854     104,128     217,674     251,776
                                       =======    ========    ========    ========    ========
  Diluted............................   90,119     169,550     233,519     273,033     280,346
                                       =======    ========    ========    ========    ========
SUPPLEMENTAL OPERATING DATA
  (UNAUDITED):
Number of registered users at
  end of period......................       41         341       2,181      10,006      22,472
Gross merchandise sales, in
  millions(2)........................  $     7    $     95    $    745    $  2,805    $  5,422
Number of items listed, in
  millions...........................      289       4,394      33,668     129,560     264,653

                                                             DECEMBER 31,
                                       --------------------------------------------------------
                                        1996       1997        1998        1999         2000
                                       -------    -------    --------    --------    ----------
                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents............  $ 2,909    $12,109    $ 37,285    $221,801    $  201,873
Short-term investments...............       --         --      40,401     181,086       354,166
Long-term investments................       --         --          --     373,988       218,197
Restricted cash and investments......       --         --          --          --       126,390
Working capital......................   (1,676)    (1,881)     72,934     372,266       538,022
Total assets.........................   49,909     62,350     149,536     969,825     1,182,403
Long-term debt.......................   19,709     16,307      18,361      15,018        11,404
Total stockholders' equity...........    6,600      9,722     100,538     854,129     1,013,760

---------------
(1) See Note 2 of Notes to Consolidated Financial Statements for a description of the method used to compute basic and diluted net income per share, respectively.

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

OVERVIEW

     We pioneered online person-to-person trading by developing a global online trading platform that will help practically anyone buy or sell practically anything. Our service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available 24 hours a day, seven days a week. We have extended our online offerings to include regional and international trading, autos, "premium" priced items, and through our acquisition of Half.com and our recently introduced "Buy it Now" feature, we now offer fixed-price functionality. Additionally, Billpoint provides online billing and payment solutions. We also expanded into the traditional auction business, also called offline trading, with our acquisitions of Butterfields and Kruse.

     Substantially all of our revenues come from fees and commissions associated with online and offline trading services. Online revenue is primarily derived from placement fees, success fees, commissions paid by sellers, and commissions paid by buyers for "premium" priced items. Sellers pay a nominal placement fee, and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. In addition, we receive revenues from end-to-end service providers whose services increase the velocity of transactions to the site, revenues from commercial alliances designed to build out a category or other functions and from direct advertising which includes promotional payments from unrelated third parties. Although we expect these end-to-end, commercial alliance and direct advertising revenues to increase in the future, they are subject to considerable uncertainty. See "Risk Factors -- Our revenue from end-to-end service providers, commercial alliances and advertising is subject to factors beyond our control." To date, online payment solutions provided by Billpoint and fixed price trading provided by Half.com have not made significant contributions to net revenues, although we expect Billpoint's and Half.com's revenues to increase in the future. Offline revenue is derived from a variety of sources including sellers' commissions, buyers' premiums, bidder registration fees, and auction-related services including appraisal and authentication. We expect that the online business will continue to represent the majority of revenue growth in the foreseeable future.

ACQUISITIONS

  Half.com

     On July 11, 2000, we acquired Half.com. Half.com provides a fixed-price, person-to-person e-commerce site allowing people to buy and sell previously owned goods at discounted prices. In connection with the merger, we issued, or reserved for issuance, a total of approximately 5,484,000 shares of our common stock to Half.com's existing shareholders, option holders and warrant holders. The merger has been accounted for as a pooling-of-interests.

  Internet Auction

     On February 15, 2001, we acquired a majority interest in Internet Auction Co., Ltd., a South Korean company("Internet Auction"). Internet Auction introduced person-to-person trading in Korea when it launched in April 1998. Internet Auction is listed on the KOSDAQ and is expected to continue to trade on KOSDAQ.

     We acquired 6,274,795 of the outstanding shares of Internet Auction, slightly more than 50%, at a fixed price of 24,000 Korean won per share or approximately $120 million in the aggregate. The transaction will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date.

  iBazar S.A.

     On February 21, 2001, we signed a binding agreement to acquire iBazar S.A. (iBazar). iBazar is based in Paris and introduced online, person-to-person trading in France when it launched in October 1998. Currently, iBazar has websites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain, and Sweden.

     As consideration for 100% of the outstanding shares of iBazar, we will issue approximately 2,250,000 shares of our common stock, subject to a minimum valuation of approximately $66 million and a maximum valuation of approximately $112 million, based on the value of our stock at closing. The acquisition will be accounted for as a purchase business combination and is subject to various regulatory approvals.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, certain data from our consolidated statements of income as a percentage of net revenues. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of net revenues........................................   18.7     25.6     22.1
                                                              -----    -----    -----
          Gross profit......................................   81.3     74.4     77.9
                                                              -----    -----    -----
Operating expenses:
  Sales and marketing.......................................   41.8     42.8     38.7
  Product development.......................................    5.4     11.1     12.9
  General and administrative................................   18.4     19.5     16.9
  Payroll expense on employee stock options.................     --       --      0.5
  Amortization of acquired intangibles......................    0.9      0.5      0.3
  Merger related costs......................................     --      1.9      0.4
                                                              -----    -----    -----
          Total operating expenses..........................   66.5     75.8     69.7
                                                              -----    -----    -----
Income/(loss) from operations...............................   14.8     (1.4)     8.2
Interest and other income, net..............................    2.2     10.6     10.7
Interest expense............................................   (2.5)    (1.0)    (0.8)
                                                              -----    -----    -----
Income before income taxes and minority interest............   14.5      8.2     18.1
Provision for income taxes..................................   (5.6)    (3.8)    (7.6)
Minority interest in consolidated companies.................   (0.5)    (0.1)     0.7
                                                              -----    -----    -----
Net income..................................................    8.4%     4.3%    11.2%
                                                              =====    =====    =====

     It is difficult for us to forecast revenues or earnings accurately, and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we have begun to recognize the seasonal nature of our business because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our shift to more "practical" items may cause our seasonal patterns to look more like a typical retailer. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

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

     To a large extent, the changes in the consolidated results of operations for the periods presented are due to the growth of the online business, which will be the primary focus of our year-over-year comparisons.

  Net Revenues

     We derive revenue from a variety of sources including: listing, success and featured item fees, end-to-end services, commercial alliances, sponsorships and other advertising. In addition, we derive commissions and rental income from our traditional offline auction operations. Our net revenues increased from $86.1 million to $224.7 million for the years ended December 31, 1998 and 1999 and further increased to $431.4 million in the year ended December 31, 2000. The successive year-over-year growth from 1998 through 2000 was predominantly the result of increased use of our website, reflected in the growth in the number of registered users, listings and gross merchandise sales. We expect that future revenue growth will be largely driven by the growth of online services including end-to-end services, commercial alliance revenues and direct advertising.

     The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." As it relates to eBay, SAB 101 requires that listing and featured item fee revenue be recognized ratably over the estimated period of the auction. We implemented SAB 101 in the first quarter of 2000, and the effect was insignificant.

  Cost of Net Revenues

     Cost of net revenues for online operations consists primarily of costs associated with customer support and site operations. The costs included are compensation, employee and facilities costs for customer support and site operations personnel, ISP connectivity charges and depreciation on site equipment. Cost of net revenues in traditional auction operations primarily includes compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased from $16.1 million or 18.7% of net revenues to $57.6 million or 25.6% of net revenues for the years ended December 31, 1998 and 1999 and further increased in absolute dollars but decreased as a percentage of sales to $95.5 million or 22.1% of net revenues in the year ended December 31, 2000. The successive year-over-year growth from 1998 through 2000 was due almost entirely to our online business, including our international operations, as well as our acquisition of Billpoint in 1999 and Half.com in 2000. The increase in absolute dollars in expenditures for the online service resulted from the continued development and expansion of our customer support and site operations departments, depreciation of the equipment required for site operations, software licensing fees and ISP connectivity charges. The decrease in cost of net revenues as a percentage of net revenue from 1999 to 2000 resulted from cost management in customer support and site operations and increases in higher gross margin businesses such as autos and end-to-end trading solutions. As a result of these efficiencies, we expect the cost of net revenues to increase in absolute dollars but decrease as a percentage of net revenues in 2001.

  Sales and Marketing

     Our sales and marketing expenses for both the online and traditional auction businesses are comprised primarily of compensation for our sales and marketing personnel, advertising, tradeshow and other promotional costs, employee and facilities costs. Sales and marketing expenses increased from $36.0 million or 41.8% of net revenues to $96.2 million or 42.8% of net revenues for the years ended December 31, 1998 and 1999 and further increased in absolute dollars but decreased as a percentage of sales to $166.8 million or 38.7% of net revenues in the year ended December 31, 2000. The successive year-over-year growth from 1998 through 2000 was primarily the result of growth in online and traditional advertising, including expenses for various marketing agreements, personnel related costs, costs associated with the use of outside services and consultants and miscellaneous user and promotional costs.

     Online sales and marketing expenses are expected to increase in absolute dollars for 2001 as we plan to build the eBay brand more broadly. We expect to build our brand further with continued advertising impressions delivered under the strategic alliances with America Online ("AOL"), Autotrader.com and GO.com (a wholly owned subsidiary of the Walt Disney Company) an increase in mass media advertising and the expansion of international advertising. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historical levels.

  Product Development

     Product development expenses consist primarily of compensation for our product development staff, payments to outside contractors, depreciation on equipment used for development, employee and facilities costs. Our product development expenses increased from $4.6 million or 5.4% of net revenues to $24.8 million or 11.1% of net revenues for the years ended December 31, 1998 and 1999 and further increased to $55.9 million or 12.9 % of net revenues in the year ended December 31, 2000. The successive year over year growth from 1998 through 2000 was primarily the result of an increase in personnel-related costs as we significantly increased the size of our product development staff, expenses related to contractors and consultants employed within product development departments, and maintenance and depreciation for equipment used in research and development. The year-over-year increase also resulted from the addition of product development operations at Billpoint in 1999 and Half.com in 2000 including a one-time, stock-based compensation expense at Half.com resulting from the acquisition. Product development expenses are expected to increase in absolute dollars during future periods primarily from personnel additions, the continued impact of Billpoint and Half.com product development, additional depreciation costs as we continue to purchase equipment to improve and expand operations both domestically and internationally and expected amortization costs associated with the phased rollout of our next generation three-tier architecture.

  General and Administrative

     General and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts, employee and facilities costs. Our general and administrative expenses increased from $15.8 million or 18.4% of net revenues to $43.9 million or 19.5% of net revenues for the years ended December 31, 1998 and 1999 and increased in absolute dollars but decreased as a percentage of sales to $73.0 million or 16.9% of net revenues in the year ended December 31, 2000. The year-over-year increases resulted from growth in personnel-related expenses in order to meet the demands of our expanding business, including operations in new countries and the integration of new businesses, fees for professional services, employee and facilities costs. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to invest in the infrastructure that is necessary for our business.

  Payroll Expense on Employee Stock Options

     We are subject to employer payroll taxes on employee exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period such options are exercised and sold based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

  Amortization of Acquired Intangible Assets

     From time to time we have purchased, and expect to continue purchasing, assets or businesses in order to maintain our leadership role in online trading. These purchases may result in the creation of intangible assets and lead to a corresponding increase in the amortization in the related periods. Our amortization of acquired intangible assets increased in absolute dollars from $805,000 or 0.9% of net revenues to $1.1 million or 0.5% of net revenues for the years ended December 31, 1998 and 1999 and further increased in absolute dollars to $1.4 million or 0.3% of net revenues in the year ended December 31, 2000. We expect the amortization of intangible assets to increase in 2001 due to our recent acquisition of Internet Auction in Korea and our agreement to acquire iBazar S.A. Both acquisitions will be accounted for as purchase business combinations.

  Merger-related Costs

     In 1999, eBay incurred direct merger related transaction costs of $4.4 million which were primarily related to the acquisitions of Billpoint, Butterfields, Kruse and alando.de.ag. In 2000, eBay incurred direct merger transaction costs of $1.6 million primarily associated with the acquisition of Half.com. There were no comparable expenses for the same period in 1998. As opportunities present themselves, eBay may continue to acquire new companies; such acquisitions could lead to additional direct and indirect expenses which could negatively affect eBay's results of operations.

  Interest and Other Income, Net

     Interest and other income, net consists of interest earned on cash, cash equivalents, and investments offset by foreign exchange gains or losses. Our interest and other income, net increased from $1.8 million or 2.2% of net revenues to $23.8 million or 10.6% of net revenues for the years ended December 31, 1998 and 1999 and increased to $46.3 million or 10.7% of net revenues in the year ended December 31, 2000. The year-over-year increases resulted from interest earned on cash, cash equivalents and investments. We expect interest and other income will continue to exceed interest expense in 2001.

  Provision for Income Taxes

     Our effective federal and state income tax rates were 39.7%, 47.0%, and 40.4% in the years ended December 31, 1998, 1999 and 2000, respectively. The tax rates in 1998 and 1999 include the effects of our acquisitions. Additionally, we receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recognized as a component of paid-in capital. We have provided for a valuation allowance on the deferred tax assets relating to these stock option deductions.

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

  Stock-Based Compensation

     In connection with granting certain stock options from May 1997 through May 1999, we recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the options. In connection with certain stock options granted between July 1999 and March 2000 by companies that we subsequently acquired, we recorded unearned compensation totaling $4.9 million. Of the total unearned stock compensation, approximately $3.1 million, $4.8 million and $7.1 million was amortized in 1998, 1999 and 2000, respectively. Of the amortization in 2000, approximately $4.8 was related to the acquisition of Half.com. We expect additional amortization of unearned stock compensation as a result of our acquisition of Internet Auction and potential acquisition of iBazar S.A.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, eBay has financed operations primarily from net cash generated from operating activities. We obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and proceeds from our initial and follow-on public offerings.

     Net cash provided by operating activities was $6.0 million in 1998, $62.9 million in 1999 and $100.1 million in 2000. Net cash provided by operating activities resulted primarily from our net income before non-cash charges for depreciation and amortization, and changes in accrued expenses offset by changes in accounts receivable and other assets.

     Net cash used in investing activities was $53.0 million in 1998, $603.4 million in 1999, and $206.1 million in 2000. The primary use for invested cash in the periods presented was purchases of investments, property, and equipment.

     Net cash provided by financing activities was $72.2 million in 1998, $725.0 million in 1999, and $86.0 million in 2000. We remained cash flow positive from financing activities primarily due to our public offering in 1998 and our subsequent follow-on offering in 1999. To a lesser extent, financing activities included the sale of common stock under employee benefit plans. In 2000, net cash provided by financing activities primarily resulted from the issuance of common stock to third parties by our subsidiaries.

     We had no material commitments for capital expenditures at December 31, 2000, but expect such expenditures to approximate $86.0 million during 2001 without taking into account any acquisitions. Of the $86.0 million, approximately $20.0 million has been committed for capital expenditures relating to hardware and software for the development of our new architecture. The remaining balance will be used primarily for computer equipment, furniture and fixtures and leasehold improvements. We also have total minimum lease obligations of $43.9 million under certain noncancellable operating leases and notes payable obligations of $26.7 million through August 2023. Under our agreement with AOL, we will pay AOL $75 million over the four-year term of the contract. To date, we have paid $37.5 million on the contract. In February 2000, we signed an agreement with GO.com. In consideration for this agreement, we will pay a minimum of $30 million to GO.com over the four-year term. In 2001, Disney announced that it was dissolving GO.com; consequently, eBay is currently in the process of renegotiating new contract terms with Disney.

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

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We will adopt SFAS No. 133, as amended, in our quarter ending March 31, 2001. Upon adoption, the cumulative effect to net income and other comprehensive income of this change in accounting method is a gain of approximately $650,000 and a loss of approximately $2.6 million, respectively, net of tax.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." EITF 99-19 addressed whether a company should report revenue based on the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. We adopted EITF 99-19, and such adoption did not have a material impact on its consolidated financial statements.

     In March 2000, the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. We evaluated the provisions of the guidance in conjunction with our policies and concluded that we are in compliance with this pronouncement.

     In July 2000, the EITF issued EITF Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option." EITF 00-15 addresses the cash flow statement presentation of the tax benefit associated with the exercise of nonqualified stock options. We receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by us upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. We adopted EITF 00-15, and such adoption did not have a material impact on our consolidated financial statements.

     In July 2000, the EITF issued EITF Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation." This Issue addresses how an entity should account for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation." This Issue addresses our timing for recognizing our payroll tax liability and requires that this liability be recognized when the tax obligation is due and payable. We adopted EITF 00-16 effective July 31, 2000. Such adoption did not have a material impact on our consolidated financial statements.

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

     - expand into new areas;

     - maintain and grow our website and customer support operations at a reasonable cost;

     - continue to make trading through our service safer for users;

     - maintain and enhance our brand;

     - continue to develop and upgrade our technology and information processing systems;

     - continue to enhance and expand our service to meet the changing requirements of our users;

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

     - our ability to successfully integrate and manage our acquisitions;

     - our ability to successfully expand our product offerings involving fixed price trading;

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

     - increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our websites; and

     - general economic conditions and economic conditions specific to the Internet and e-commerce industries.

     Our limited operating history and growing competition make it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and almost all of our net revenues each quarter come from transactions for items that are listed and sold during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

OUR FAILURE TO MANAGE GROWTH COULD HARM US

     We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and number of listings as well as our expansion into new geographic areas, types of goods and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

     - The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries' websites and the new products and features we are regularly introducing. This is expensive and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our website and reduce future revenues.

     - Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites. If we are unable to hire and successfully train sufficient employees or contractors in this area in a cost effective manner, users of our websites may have negative experiences, and current and future revenues could suffer or our margins may decrease.

     - Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

     We must continue to hire, train and manage new employees at a rapid rate. The majority of our employees today have been with us less than one year and we expect that our rate of hiring will continue at a very high pace. If our new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. This is a special challenge when we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.

WE MAY NOT MAINTAIN PROFITABILITY

     We believe that our continued profitability will depend in large part on our ability to do the following:

     - maintain sufficient transaction volume to attract buyers and sellers;

     - manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support and international and product expansion;

     - increase our brand name awareness; and

     - provide our customers with superior community and trading experiences.

     We are investing heavily in marketing and promotion, customer support, further development of our websites, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, we have significant ongoing commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are enabling online sales as well as new companies, many of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (e.g. fixed price, reverse auction, group buying, etc.) may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES

     We have acquired a number of businesses, including our recently completed acquisitions of Half.com and Internet Auction Company Ltd. in Korea and our announced acquisition of iBazar S.A., and may in the future acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

     - diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products;

     - decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

     - the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; and

     - the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies.

     Prior to the four large acquisitions we made in 1999, we had almost no experience in managing this integration process. Many of our acquisitions to date have involved either family-run companies or very early stage companies, which may worsen these integration issues. Foreign acquisitions involve special risks including those related to integration of operations across different cultures, currency risks and the particular economic and political risks associated with specific countries. Moreover, the anticipated benefits of any or all of our acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

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

UNAUTHORIZED BREAK-INS OR OTHER ASSAULTS ON OUR SERVICE COULD HARM OUR BUSINESS

     Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a "hacker" who has stated that he can in the future damage or change our system or take confidential information. We have also experienced "denial of service" type attacks on our system that have made all or portions of our website unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service.

THERE ARE MANY RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS

     We are expanding internationally. In 1999, we acquired alando.de.ag, a leading online German personal trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we further expanded into Japan and formally launched our localized Canadian operations. In October 2000, we launched our French site. In January 2001, we launched our Italian site. In February 2001, we completed our acquisition of a majority interest in Internet Auction Company, Ltd. and announced our intended acquisition of iBazar S.A., a French company with online trading operations in eight countries, primarily in Europe. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

     - regulatory requirements, including regulation of "auctions," that may limit or prevent the offering of our services in local jurisdictions, may prevent enforceable agreements between sellers and buyers or may prohibit certain categories of goods;

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

OUR REVENUE FROM END-TO-END SERVICE PROVIDERS, COMMERCIAL PARTNERS AND ADVERTISING IS SUBJECT TO FACTORS BEYOND OUR CONTROL

     We are receiving revenues from end-to-end service providers, commercial partnerships and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. The profitability of online advertisements has deteriorated markedly recently. Our direct advertising revenue is dependent in significant part on the performance of AOL's sales force, which we do not control. Reduction in these revenues, whether due to the softening of the demand for online advertising in general or particular problems facing parties with whom we have commercial relationships, could adversely affect our results.

OUR BUSINESS MAY BE HARMED BY THE LISTING OR SALE BY OUR USERS OF ILLEGAL ITEMS

     The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. See "-- We are subject to intellectual property and other litigation" and "Legal Proceedings." In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our website. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

OUR BUSINESS MAY BE HARMED BY THE LISTING OR SALE BY OUR USERS OF PIRATED ITEMS

     We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have actively sought to work with the content community to eliminate infringing listings on our website, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. See "Legal Proceedings" and "Risk Factors -- We are subject to intellectual property and other litigation."

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

     Should these or any other investigations lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would suffer if we were not to prevail in any actions like these. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

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

     We have provided information to the antitrust division of the Department of Justice in connection with an inquiry into our conduct with respect to "auction aggregators" including our licensing program and our recently settled lawsuit against Bidder's Edge. Should the division decide to take action against us, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

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

COMPANIES THAT HANDLE PAYMENTS, INCLUDING OUR SUBSIDIARIES BILLPOINT AND HALF.COM MAY BE SUBJECT TO ADDITIONAL REGULATION

     The Half.com business model involves the handling of payments by buyers for the items listed by Half.com's sellers. Internet Auction Company, Ltd. also has a business model involving the handling of payments by buyers. Billpoint handles its customer funds as a provider of Internet payment solutions. Businesses that handle consumers' funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. The cost and complexity of Billpoint's business may increase if certain regulations are deemed to apply to its business. In addition to the need to comply with these regulations, Billpoint's business is also subject to risks of fraud, the need to grow systems and processes rapidly if its products are well received, a high level of competition, including larger and better financed competitors and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which is the provider of payment services. Similarly, Half.com may be subject to certain regulations regarding payments and the cost and complexity of its business may increase if these regulations are deemed to apply to its business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH INFORMATION DISSEMINATED THROUGH OUR SERVICE

     The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us have brought against us. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Claims like these become more likely and have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this liability or asserted liability could harm our business.

WE ARE SUBJECT TO INTELLECTUAL PROPERTY AND OTHER LITIGATION

     On September 1, 1999, we were served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleged that we violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit sought declaratory and injunctive relief, restitution and legal fees. We filed a general demurrer which was sustained by the court with leave to amend. The plaintiff subsequently filed an amended complaint. We filed a motion for summary judgement. On November 7, 2000, our motion for summary judgement was granted.

     On December 10, 1999, we sued Bidder's Edge, Inc. in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against us alleging that we violated the antitrust laws by monopolizing or attempting to monopolize a market, that we competed unfairly, and that we interfered with their contract with eBay magazine. Bidder's Edge sought treble damages, an injunction and its fees and costs. On May 24, 2000, the court granted us a preliminary injunction against the use by Bidder's Edge of robotic means to copy our site. In February 2001, the parties settled this lawsuit. All claims by both parties were dismissed, and Bidder's Edge paid us an undisclosed amount.

     On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated Section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." On January 26, 2001, the Court issued a ruling dismissing all claims against us in the lawsuit. The Court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants internet service providers such as eBay with immunity from state claims based on the conduct of third parties. The Court also noted that we were not a "dealer" under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. All counts of the plaintiffs' suit were dismissed with prejudice as to eBay. Plaintiffs have filed an appeal of this ruling. We believe we have meritorious defenses and intend to defend ourselves vigorously.

     Other third parties have from time to time claimed and may claim in the future that we have infringed their past, current or future intellectual property rights. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts. We expect that we will increasingly be subject to infringement claims as the number of services and competitors in our segment grow. These claims whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

     From time to time, we are involved in disputes that have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on our financial position or results of operations.

SYSTEM FAILURES COULD HARM OUR BUSINESS

     We have experienced system failures from time to time. Our website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

RISKS RELATING TO POSSIBLE CALIFORNIA POWER OUTAGES

     The State of California is currently experiencing a chronic shortage of power and, as a result, power outages may occur. Although we have emergency backup power capabilities at the facilities of Exodus, AboveNet, Level 3 Communications and limited backup power at our headquarters, repeated or lengthy power outages may adversely affect our business.

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

     - changes in the market valuations of other Internet companies;

     - developments in Internet regulation;

     - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     - sales of our common stock or other securities in the open market; and

     - other events or factors that may be beyond our control.

     In addition, the trading price of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

NEW AND EXISTING REGULATIONS COULD HARM OUR BUSINESS

     We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions.

     Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the United States may be less favorable then those in the United States, giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the United States. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

OUR BUSINESS HAS BEEN SEASONAL

     Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our website during the Thanksgiving and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our shift to more "practical" items may cause our seasonal patterns to look more like a typical retailer. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

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

WE ARE DEPENDENT ON KEY PERSONNEL

     Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key personnel. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. We have had some turnover of these personnel, and continued losses could result in the loss of significant future business and would harm us. In addition, employee turnover frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships, and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals, especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

OUR OFFLINE AUCTION BUSINESSES NEED TO CONTINUE TO ACQUIRE AUCTION PROPERTIES

     The businesses of Butterfields and Kruse are dependent on the continued acquisition of high quality auction properties from sellers. Their future success will depend in part on their ability to maintain an adequate supply of high quality auction property, particularly fine and decorative arts and collectibles and collectible automobiles, respectively. There is intense competition for these pieces with other auction companies and dealers. In addition, a small number of key senior management and specialists maintain the relationships with the primary sources of auction property and the loss of any of these individuals could harm the business of Butterfields and Kruse.

OUR OFFLINE AUCTION BUSINESSES COULD SUFFER LOSSES FROM PRICE GUARANTEES, ADVANCES OR RESCISSIONS OF SALES

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

OUR MARKET IS INTENSELY COMPETITIVE

     Depending on the category of product, we currently or potentially compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. The Internet is a new, rapidly evolving and intensely competitive area. We expect competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. Our broad-based competitors include the vast majority of traditional department and general merchandise stores as well as emerging online retailers. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Costco, Sam's Club as well as Amazon.com, Buy.com, AOL.com, Yahoo! shopping and MSN.

     In addition, we face competition from specialty retailers and exchanges in each of its categories of products. For example:

     Antiques: Christie's, eHammer, Sotheby's/Sothebys.com

     Coins & Stamps: Collectors Universe, Heritage, Numismatists Online, US Mint

     Collectibles: Franklin Mint

     Musical Instruments: Guitar Center, Harmony-Central.com, MARRS, MusicHotBid.com

     Sports Memorabilia: Beckett's, Collectors Universe

     Toys, Bean Bag Plush: Amazon.com, KB Toys, Toys.com

     Premium Collectibles: Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby's, Sothebys.com

     Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarOrder.com, CarPoint, Collectorcartraderonline.com, eClassics.com, Edmunds, CarsDirect.com, Hemmings, imotors.com, vehix.com, newspaper classifieds, used car dealers

     Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, BigStar, Blockbuster, BMG Columbia House, CDNow, DVD Express, Wherehouse, Alibris.com, Emusic.com, Bookfinders.com

     Clothing: Bluefly.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Macys, The Men's Wearhouse, Ross, 3Dshopping.com

     Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Egghead, Fry's Electronics, Gateway, The Good Guys, IBM, MicroWarehouse, The Sharper Image, Shopping.com

     Home & Garden: IKEA, Crate & Barrel, Home Depot, Garden.com, Pottery Barn, Ethan Allen, Frontgate

     Jewelry: Ashford.com, Mondera.com

     Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority, Sportsline.com

     Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware,
OSH

     Business-to-Business: Ariba, BidFreight.com, BizBuyer.com, bLiquid.com, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Oracle, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, UnionStreet.com, Ventro, VerticalNet

     Additionally, we face competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network (an auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales. Overseas, we face competition from Yahoo! Auctions in most countries and from a large number of regional and national competitors in each country.

     The principal competitive factors for eBay include the following:

     - ability to attract buyers;

     - volume of transactions and selection of goods;

     - customer service; and

     - brand recognition.

     With respect to our online competition, additional competitive factors are:

     - community cohesion and interaction;

     - system reliability;

     - reliability of delivery and payment;

     - website convenience and accessibility;

     - level of service fees; and

     - quality of search tools.

     Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet spaces than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free, and others may do this as well. We may be unable to compete successfully against current and future competitors.

     In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we have implemented an insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service. Some Internet-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with us.

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

     The off-line auction business is intensely competitive. Butterfields competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of Butterfields' business or in the western United States, its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet-based auctions may harm the land-based auction business. Although Billpoint's business is new, several new companies have entered this space, including competitors who are offering free services and significant promotional incentives, and large companies, including banks and credit card companies, are also beginning to enter this space. Half.com competes directly with online retailers in its product categories such as Amazon.com which offers a directly competitive service, as well as with traditional sellers of used books, videos and CDs.

OUR BUSINESS IS DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE

     The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service.

OUR BUSINESS IS SUBJECT TO ONLINE COMMERCE SECURITY RISKS

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. Billpoint's users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. An individual has claimed to have misappropriated some of our confidential information by breaking into our computer system. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE

     The space in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These characteristics are worsened by the emerging and changing nature of the Internet. Our future success therefore will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service. Our failure to adapt to such changes would harm our business. New technologies, such as the development of a peer to peer personal trading technology, could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

WE NEED TO DEVELOP NEW SERVICES, FEATURES AND FUNCTIONS IN ORDER TO EXPAND

     We plan to expand our operations by developing new or complementary services, products or transaction formats or expanding the breadth and depth of services. We may be unable to expand our operations in a cost-effective or timely manner. Even if we do expand, we may not maintain or increase our overall acceptance. If we launch a new business or service that is not favorably received by consumers, it could damage our reputation and diminish the value of our brand. We anticipate that future services will include pre-and post-trade services.

     We are pursuing strategic relationships with third parties to provide many of these services. Because we use third parties to deliver these services, we may be unable to control the quality of these services and our ability to address problems if any of these third parties fails to perform adequately will be reduced. Expanding our operations in this manner also will require significant additional expenses and development, operations and other resources and will strain our management, financial and operational resources. The lack of acceptance of any new services could harm our business.

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

WE MAY BE UNABLE TO PROTECT OR ENFORCE OUR OWN INTELLECTUAL PROPERTY RIGHTS ADEQUATELY

     We regard the protection of our URLs, copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our URLs, trademarks and service marks in the U.S. and internationally. Effective copyright, service mark, trademark, trade dress and trade secret protection is very expensive to maintain, and protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our URLs in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, Microsoft Corporation and Sun Microsystems Inc., the suppliers of key database technologies, the operating system and specific hardware components for our service. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost.

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

SOME ANTI-TAKEOVER PROVISIONS MAY AFFECT THE PRICE OF OUR COMMON STOCK

     The Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax.

     Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, longer dated securities are subject to greater interest rate risk than shorter dated securities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2000, our fixed income investments earned a pretax yield of approximately 6.4% and had a weighted average maturity of 0.6 years. If interest rates were to instantaneously increase (decrease) by 100 basis points using a duration modeling technique, the fair market value of the total investment portfolio could decrease (increase) by approximately $4.9 million. Assuming an average investment balance of $750 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of $7.5 million annually.

     We entered into two interest rate swaps on June 19 and July 20, 2000 totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. The interest rate swaps allow for us to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease. Of the $126.4 million operating lease, the interest rate is fixed on $95 million with the balance of $31.4 million remaining at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our lease payments would increase (decrease) by $78,000 per quarter.

EQUITY PRICE RISK

     We are exposed to equity price risk on the marketable portion of equity investments as such investments we hold, typically as the result of strategic investments in strategic partners are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of December 31, 2000, the position in equity investments included a net unrealized loss of $1.6 million, net of tax.

FOREIGN CURRENCY RISK

     International sales are made mostly from our sales in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These financial statements are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on eBay as of December 31, 2000 was a translation gain of approximately $745,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Annual Financial Statements: See Part IV, Item 14 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to eBay's Proxy Statement to be filed on or before April 30, 2001

ITEM 11: EXECUTIVE COMPENSATION

     Incorporated by reference to eBay's Proxy Statement to be filed on or before April 30, 2001.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to eBay's Proxy Statement to be filed on or before April 30, 2001.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to eBay's Proxy Statement to be filed on or before April 30, 2001.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Upon written request, eBay will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for eBay's most recent fiscal year. All requests should be sent to:
                                        eBay Inc.
                                        Investor Relations
                                        2145 Hamilton Ave.
                                        San Jose, CA 95125
                                        (408) 558-7400

     In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by eBay at www.sec.gov. eBay's website is located at www.ebay.com. Information contained on eBay's website is not a part of this Annual Report on Form 10-K.

     (a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements:

                                                                      PAGE
                                                                     NUMBER
                                                                     ------
       Report of Independent Accountants...........................    52
       Consolidated Balance Sheet..................................    53
       Consolidated Statement of Income............................    54
       Consolidated Statement of Comprehensive Income..............    55
       Consolidated Statement of Stockholders' Equity..............    56
       Consolidated Statement of Cash Flows........................    57
       Notes to Consolidated Financial Statements..................    58

     2. Financial Statement Schedules.

     All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits.

     The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
     2.01     Agreement and Plan of Merger and Reorganization among
              Registrant, Margarine Acquisition Sub Corp., Butterfield &
              Butterfield Auctioneers Corp, HBJ Partners, LLC and 111
              Potrero LLC.(6)
     2.04     Agreement and Plan of Merger and Reorganization among
              Registrant and Kruse, Inc.(5)
     2.05     Agreement and Plan of Merger and Reorganization among
              Registrant and Billpoint, Inc.(6)
     3.01     Registrant's Amended and Restated Certificate of
              Incorporation.(2)
     3.02     Registrant's Certificate of Amendment of Certificate of
              Incorporation.
     3.03     Registrant's Corrected Certificate of Certificate of
              Amendment of Certificate of Incorporation of Registrant.
     3.04     Registrant's Amended and Restated Bylaws.(2)
     4.01     Form of Specimen Certificate for Registrant's Common
              Stock.(1)
     4.02     Investor Rights Agreement, dated June 20, 1997, between the
              Registrant and certain stockholders named therein.(1)
    10.01     Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)
    10.02     Registrant's 1996 Stock Option Plan and related
              documents.(1)

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
    10.03     Registrant's 1997 Stock Option Plan and related
              documents.(1)
    10.04     Registrant's 1998 Equity Incentive Plan and related
              documents.(1)
    10.05     Registrant's 1998 Directors Stock Option Plan and related
              documents.(1)
    10.06     Amendment No. 1 to Registrant's 1998 Directors Stock Option
              Plan.(3)
    10.07     Registrant's 1998 Employee Stock Purchase Plan.(1)
    10.08     Registrant's 1999 Global Equity Incentive Plan and related documents.(10)
    10.09     Employment Letter Agreement dated October 16, 1996 between
              Jeff Skoll and Registrant.(1)
    10.10     Employment Letter Agreement dated September 15, 1997 between
              Gary Bengier and Registrant.(1)
    10.11     Employment Letter Agreement dated January 16, 1998 between
              Margaret C. Whitman and Registrant.(1)
    10.12     Employment Letter Agreement dated August 14, 1998 between
              Brian T. Swette and Registrant.(1)
    10.13     Employment Letter Agreement dated August 20, 1998 between
              Michael R. Jacobson and Registrant.(1)
    10.14     Offer Letter to Maynard Webb.(8)
    10.15     Retention Bonus Plan between Registrant and Maynard Webb,
              dated January 10, 2001.
    10.16     Offer Letter to Jeffrey D. Jordan.(8)
    10.17     Retention Bonus Plan between Registrant and Jeffrey D.
              Jordan, dated May 16, 2000.
    10.18     Lease between eBay Realty Trust and Registrant, dated March
              1, 2000.(9)
    10.19     Cash Collateral Agreement between Registrant and Chase
              Manhattan Bank as Agent, Dated March 1, 2000.(9)
    21.01     List of Subsidiaries.
    23.01     PricewaterhouseCoopers LLP consent.

---------------
 (1) Previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (No. 33-59097) filed in connection with eBay's initial public offering and incorporated by reference herein.

 (2) Previously filed as an Exhibit to the Registrant's Form 10-Q filed on November 13, 1998 and incorporated by reference herein.

 (3) Previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (No. 33-75009) filed on March 25, 1999 and incorporated by reference herein.

 (4) Previously filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein.

 (5) Previously filed as an Exhibit to the Registrant's Form 8-K filed on May 8, 1999 and incorporated by reference herein.

 (6) Previously filed as an Exhibit to the Registrant's Form 8-K filed on June 7, 1999 and incorporated by reference herein.

 (7) Previously filed as an Exhibit to the Registrant's Form 10-Q filed on November 15, 1999 and incorporated by reference herein.

 (8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-88205) filed on September 30, 1999 and incorporated by reference herein.

 (9) Previously filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(10) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-41944) filed on July 21, 2000 and incorporated by reference herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of eBay Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries ("the Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 18, 2001

                                   EBAY INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         2000
                                                              --------    ----------
Current assets:
  Cash and cash equivalents.................................  $221,801    $  201,873
  Short-term investments....................................   181,086       354,166
  Accounts receivable, net..................................    36,538        67,163
  Other current assets......................................    25,882        52,262
                                                              --------    ----------
          Total current assets..............................   465,307       675,464
Long-term investments.......................................   373,988       218,197
Property and equipment, net.................................   112,202       125,161
Intangible and other assets, net............................    12,689        23,299
Restricted cash and investments.............................        --       126,390
Deferred tax assets.........................................     5,639        13,892
                                                              --------    ----------
                                                              $969,825    $1,182,403
                                                              ========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 32,133    $   31,725
  Accrued expenses..........................................    32,173        60,882
  Deferred revenue and customer advances....................     5,997        12,656
  Short-term debt...........................................    15,781        15,272
  Income taxes payable......................................     6,455        11,092
  Other current liabilities.................................       502         5,815
                                                              --------    ----------
          Total current liabilities.........................    93,041       137,442
Long-term debt..............................................    15,018        11,404
Other liabilities...........................................     5,905         6,549
Minority interests..........................................     1,732        13,248
                                                              --------    ----------
                                                               115,696       168,643
                                                              --------    ----------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred Stock, $0.001 par value; 10,000 shares
     authorized, no shares issued or outstanding............        --            --
  Common Stock, $0.001 par value; 900,000 shares authorized;
     262,087 and 269,250 shares issued and outstanding......       262           269
  Additional paid-in capital................................   831,121       941,285
  Notes receivable from stockholders........................       (11)           --
  Unearned stock-based compensation.........................    (8,704)       (1,423)
  Retained earnings.........................................    26,367        74,504
  Accumulated other comprehensive income (loss).............     5,094          (875)
                                                              --------    ----------
          Total stockholders' equity........................   854,129     1,013,760
                                                              --------    ----------
                                                              $969,825    $1,182,403
                                                              ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   EBAY INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
Net revenues...............................................  $ 86,129    $224,724    $431,424
Cost of net revenues.......................................    16,094      57,588      95,453
                                                             --------    --------    --------
          Gross profit.....................................    70,035     167,136     335,971
                                                             --------    --------    --------
Operating expenses:
  Sales and marketing......................................    35,976      96,239     166,767
  Product development......................................     4,640      24,847      55,863
  General and administrative...............................    15,849      43,919      73,027
  Payroll expense on employee stock options................        --          --       2,337
  Amortization of acquired intangibles.....................       805       1,145       1,433
  Merger related costs.....................................        --       4,359       1,550
                                                             --------    --------    --------
          Total operating expenses.........................    57,270     170,509     300,977
                                                             --------    --------    --------
Income (loss) from operations..............................    12,765      (3,373)     34,994
Interest and other income, net.............................     1,799      23,833      46,337
Interest expense...........................................    (2,191)     (2,319)     (3,374)
                                                             --------    --------    --------
Income before income taxes, minority interest and equity
  interest in partnership income...........................    12,373      18,141      77,957
Provision for income taxes.................................    (4,789)     (8,472)    (32,725)
Minority interest in consolidated company..................      (381)       (256)      3,062
Equity interest in partnership income......................        70         154          --
                                                             --------    --------    --------
Net income.................................................  $  7,273    $  9,567    $ 48,294
                                                             ========    ========    ========
Net income per share:
  Basic....................................................  $   0.07    $   0.04    $   0.19
                                                             ========    ========    ========
  Diluted..................................................  $   0.03    $   0.04    $   0.17
                                                             ========    ========    ========
Weighted average shares:
  Basic....................................................   104,128     217,674     251,776
                                                             ========    ========    ========
  Diluted..................................................   233,519     273,033     280,346
                                                             ========    ========    ========
Supplemental pro forma information:
  Income before income taxes, minority interest and equity
     interest in partnership income........................  $ 12,373    $ 18,141    $ 77,957
  Provision for income taxes as reported...................    (4,789)     (8,472)    (32,725)
  Pro forma adjustment to provision for income taxes (Note
     15)...................................................    (2,071)      1,118          --
  Minority interest in consolidated company as reported....      (381)       (256)      3,062
  Equity interest in partnership income as reported........        70         154          --
                                                             --------    --------    --------
Pro forma net income.......................................  $  5,202    $ 10,685    $ 48,294
                                                             ========    ========    ========
Pro forma net income per share:
  Basic....................................................  $   0.05    $   0.05    $   0.19
                                                             ========    ========    ========
  Diluted..................................................  $   0.02    $   0.04    $   0.17
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   EBAY INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998      1999        2000
                                                              ------    -------    --------
Net income..................................................  $7,273    $ 9,567    $ 48,294
Other comprehensive income (loss):
  Foreign currency translation adjustments..................      --        (58)        803
  Unrealized gains (losses) on investments, net.............      --      8,883     (11,583)
  Estimated tax benefit (provision) on other comprehensive
     income.................................................      --     (3,731)      4,811
                                                              ------    -------    --------
Net change in other comprehensive income (loss).............      --      5,094      (5,969)
                                                              ------    -------    --------
Comprehensive income........................................  $7,273    $14,661    $ 42,325
                                                              ======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   EBAY INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998        1999         2000
                                                              --------    --------    ----------
Convertible preferred stock:
  Balance, beginning of year................................  $      4    $     --    $       --
  Conversion of preferred stock to common stock.............        (4)         --            --
                                                              --------    --------    ----------
         Balance, end of year...............................        --          --            --
                                                              --------    --------    ----------
Common stock:
  Balance, beginning of year................................       126         246           262
  Conversion of preferred to common stock...................        56          --            --
  Common stock issued.......................................        64          16             7
                                                              --------    --------    ----------
         Balance, end of year...............................       246         262           269
                                                              --------    --------    ----------
Additional Paid-in-capital:
  Balance, beginning of year................................     2,476      87,656       831,121
  Conversion of preferred to common stock...................     5,105          --            --
  Common stock issued.......................................    73,944     714,319        49,043
  Common stock repurchased..................................        --      (1,397)         (365)
  Contributions from partners and minority interest.........       300          --        23,816
  Unearned stock-based compensation.........................     5,831      10,686           187
  Tax benefit related to acquisitions.......................        --       8,753            --
  Stock option income tax benefit...........................        --      11,104        37,483
                                                              --------    --------    ----------
         Balance, end of year...............................    87,656     831,121       941,285
                                                              --------    --------    ----------
Notes receivable from stockholders:
  Balance, beginning of year................................       (68)     (1,130)          (11)
  Common stock issued for notes.............................    (1,378)         --            --
  Note repayments...........................................       316       1,066            11
  Cancellation or repurchase of shares......................        --          53            --
                                                              --------    --------    ----------
         Balance, end of year...............................    (1,130)        (11)           --
                                                              --------    --------    ----------
Unearned stock-based compensation:
  Balance, beginning of year................................    (1,399)     (4,139)       (8,704)
  Unearned stock-based compensation.........................    (5,831)    (10,686)         (187)
  Amortization of unearned stock-based compensation.........     3,091       4,781         7,141
  Cancellation or repurchase of shares......................        --       1,340           327
                                                              --------    --------    ----------
         Balance, end of year...............................    (4,139)     (8,704)       (1,423)
                                                              --------    --------    ----------
Retained earnings:
  Balance, beginning of year................................     8,583      17,905        26,367
  Accretion of mandatorily redeemable convertible preferred
    stock...................................................       (46)         --            --
  Partnership contributions.................................     5,323          --            --
  Partnership distributions.................................    (3,228)     (1,105)         (157)
  Net income................................................     7,273       9,567        48,294
                                                              --------    --------    ----------
         Balance, end of year...............................    17,905      26,367        74,504
                                                              --------    --------    ----------
Other comprehensive income:
  Balance, beginning of year................................        --          --         5,094
  Unrealized gain (loss) on investments, net of tax.........        --       5,152        (6,772)
  Foreign currency translation adjustment...................        --         (58)          803
                                                              --------    --------    ----------
         Balance, end of year...............................        --       5,094          (875)
                                                              --------    --------    ----------
             Total stockholders' equity.....................  $100,538    $854,129    $1,013,760
                                                              ========    ========    ==========
                                                                                NUMBER OF SHARES
                                                              ----------------------------------
Common stock:
  Balance, beginning of year................................   126,630     246,450       262,087
  Conversion of preferred to common stock...................    55,654          --            --
  Issuance of common stock for cash and notes...............    38,579       3,614         4,593
  Issuance of common stock at public offering...............    24,086       8,500            --
  Issuance of common stock for acquisition..................       857       3,523         2,570
  Contribution of common stock for charitable foundation....       644          --            --
                                                              --------    --------    ----------
         Balance, end of year...............................   246,450     262,087       269,250
                                                              ========    ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   EBAY INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998        1999         2000
                                                           --------    ---------    ---------
Cash flows from operating activities:
  Net income.............................................  $  7,273    $   9,567    $  48,294
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for doubtful accounts and authorized
       credits...........................................     3,939        9,271       18,237
     Depreciation and amortization.......................     4,526       20,742       38,050
     Amortization of unearned stock-based compensation...     2,661        4,781        7,141
     Tax benefit on stock options........................        --       11,104       37,483
     Other...............................................    (1,507)       1,751       (1,475)
     Changes in assets and liabilities:
       Accounts receivable...............................    (8,931)     (33,384)     (48,862)
       Other current and non-current assets..............    (3,702)     (18,701)     (40,775)
       Accounts payable..................................    (3,112)      22,137         (408)
       Accrued expenses..................................     3,164       26,099       28,709
       Income tax payable................................       (35)       6,143        4,637
       Other liabilities.................................     1,765        3,342        9,117
                                                           --------    ---------    ---------
Net cash provided by operating activities................     6,041       62,852      100,148
                                                           --------    ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment....................   (12,758)     (86,907)     (49,753)
  Purchases of investments...............................   (40,401)    (620,733)    (398,998)
  Maturities of investments..............................        --      111,154      247,398
  Sales of investments...................................        --           --        1,149
  Proceeds from sale of property and equipment...........     1,274          173           --
  Purchases of intangible assets.........................    (1,248)      (7,159)      (5,850)
  Payments on notes receivable...........................       109          109           --
                                                           --------    ---------    ---------
Net cash used in investing activities....................   (53,024)    (603,363)    (206,054)
                                                           --------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net.........     2,110           --           --
  Proceeds from issuance of common stock, net............    69,305      713,252       45,556
  Proceeds from issuance of common stock by
     subsidiaries........................................        --           --       37,737
  Repurchased shares.....................................        --           --          (38)
  Repayments of stockholder loans........................       316        1,062           11
  Proceeds (principal payments) on long-term debt........    (1,967)       4,894        2,869
  Proceeds from notes payable............................        --        3,507           --
  Partnership contributions..............................     5,623        6,204           --
  Partnership distributions..............................    (3,228)      (3,892)        (157)
                                                           --------    ---------    ---------
Net cash provided by financing activities................    72,159      725,027       85,978
                                                           --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.....    25,176      184,516      (19,928)
Cash and cash equivalents at beginning of year...........    12,109       37,285      221,801
                                                           --------    ---------    ---------
Cash and cash equivalents at end of year.................  $ 37,285    $ 221,801    $ 201,873
                                                           ========    =========    =========
Supplemental cash flow disclosures:
  Cash paid for interest.................................  $  1,710    $   1,465    $   1,915
  Cash paid for income taxes.............................  $  4,932    $      --    $      --
Non-cash investing and financing activities:
  Common stock issued for notes receivable...............  $  1,378    $      --    $      --
  Common stock issued for acquisition....................  $  2,000    $   9,744    $  17,341
  Preferred stock issued for notes payable...............  $     --    $      --    $   3,494
  Building and inventory obtained in connection with
     foreclosure.........................................  $    751    $      --    $      --
  Receivables cancelled in connection with foreclosure...  $    500    $      --    $      --
  Land and building transferred for assumption of debt...  $    835    $      --    $      --

  The accompanying notes are an integral part of these consolidated financial statements.

                                   EBAY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  The Company

     eBay Inc. ("eBay") was incorporated in California in May 1996, and reincorporated in Delaware in March 1998 and by December 31, 2000 had operations in the United States, Switzerland, the United Kingdom, Germany, France, Austria, Australia, Canada, and Japan. eBay pioneered online personal trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. eBay's acquisition of Half.com, Inc. ("Half.com") enables eBay to offer an online website to buy and sell using a fixed-price trading platform. eBay also engages in the traditional auction business through its subsidiaries, Butterfields Auctioneer Corporation ("Butterfields") and Kruse International ("Kruse") and in online payment processing through its Billpoint, Inc. ("Billpoint") subsidiary.

  Reincorporation

     As a result of the reincorporation in April 1998, eBay was authorized to issue 180,000,000 shares of $0.001 par value common stock and 6,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors and the stockholders subsequently amended the number of authorized shares such that eBay was authorized to issue 900,000,000 shares of common stock and 10,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

  Stock split

     During January 1999 and April 2000, eBay's Board of Directors approved a three-for-one and two-for-one common stock split, respectively. Stockholders of record on February 9, 1999, received two additional shares on March 1, 1999. Stockholders of record on May 9, 2000, received one additional share for each share owned on May 24, 2000. All share and per share amounts in these consolidated financial statements and notes thereto for all periods presented reflect the stock splits in all periods presented.

  Public offerings

     On September 24, 1998, eBay completed its initial public offering of 24,150,000 shares of its common stock which were sold at a price of $3.00 per share. Of the 24,150,000 shares, 64,000 shares were sold on behalf of a charitable foundation established by eBay. The proceeds resulted in net proceeds to eBay of approximately $66.1 million. At the closing of the offering, all issued and outstanding shares of eBay's Convertible Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock were converted into an aggregate of 55,654,038 shares of common stock.

     On April 16, 1999, eBay completed a follow-on public offering of common stock. A total of 8,500,000 shares were sold by eBay at a price of $85.00 per share. The offering resulted in net proceeds to eBay of approximately $696.2 million.

  Sale of subsidiary stock

     WELLS FARGO BANK

     On February 24, 2000, Billpoint and Wells Fargo Bank ("Wells Fargo") entered into an agreement whereby Wells Fargo became the exclusive provider of Internet payment services of domestic transactions for Billpoint's customers. The service agreement expires February 28, 2007.

                                   EBAY INC.

     Billpoint was reincorporated in Delaware and sold 350 shares of common stock and 1,399,965 shares of Series A preferred stock to Wells Fargo which represented approximately 35% ownership in Billpoint. Simultaneously, eBay exchanged 25,999,350 of Billpoint's common shares for 2,599,935 shares of Series A preferred stock. eBay continues to consolidate the financial statements of Billpoint and reflects a minority interest for the equity interest of Wells Fargo.

     NEC

     On February 17, 2000, eBay Japan Inc., a wholly owned subsidiary of eBay, entered into a shareholder and marketing services agreement with NEC Corporation. In accordance with the shareholder agreement, NEC acquired 30% of eBay Japan and eBay retained the remaining 70% interest of eBay Japan. eBay will continue to consolidate the financial statements of eBay Japan due to a majority ownership interest and will reflect a minority interest for the equity interest of NEC.

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

  Principles of consolidation and basis of presentation

     The financial statements as of December 31, 1999 and 2000 and for the three years ended December 31, 2000 are consolidated and include eBay and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

  Investments in subsidiaries and general partnerships

     Subsidiaries and general partnerships in which eBay holds more than 50 percent ownership are consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these subsidiaries and general partnerships and the ownership interests of minority investors are recorded as minority interests. Investments in entities and general partnerships where eBay holds more than 20 percent ownership but less than 50 percent ownership and has the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting, are recorded as investments in partnerships or equity investees and are included within other assets.

     Investments by third parties in the stock of eBay subsidiaries are evaluated for their impact on the carrying amount of eBay's interest at the date such investments are made. To the extent the proceeds from these investments differ from the carrying amount of the third party's ownership interest in the net equity of the subsidiary, such differences are recognized as a component of stockholders' equity.

                                   EBAY INC.

  Fair value of financial instruments

     eBay's financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased. Short and long-term investments, which include marketable equity securities, municipal, government and corporate bonds are classified as available-for-sale and reported at fair value using the specific identification method. Realized gains and losses are included in earnings. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of estimated tax provisions or benefits.

  Concentrations of credit risk

     Financial instruments that potentially subject eBay to a concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments are deposited with high credit, quality financial institutions. eBay's accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. The revenues earned from the U.S. site are denominated in U.S. dollars and revenue earned from eBay's international sites are denominated in the country's functional currency. Accounts receivable balances are typically settled through customer credit cards and, as a result, the majority of accounts receivable are collected upon processing of credit card transactions. eBay maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Generally, due to the relative small amount of individual outstanding accounts receivable balances, eBay does not require collateral on these balances. eBay also entered into two interest rate swaps with two separate financial institutions in order to reduce its interest rate exposure on its lease payments. If either of these financial institutions should fail to deliver under these contracts, eBay may be subject to variable interest rate payments. During the years ended December 31, 1998, 1999 and 2000 no customers accounted for more than 10% of net revenues or net accounts receivable.

  Foreign currency

     All of eBay's foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income.

     Realized gains and losses from foreign currency transactions are recognized as a component of net income as incurred.

  Property and equipment

     Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally 5 years or less for equipment and furniture, and up to 40 years for buildings and building improvements.

  Impairment of long-lived assets

     eBay evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets

                                   EBAY INC.

in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

  Intangible assets

     Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer lists, workforce, technological know how, covenants not to compete and goodwill. During the year ended December 31, 2000, a subsidiary of eBay purchased the technology and related workforce from the Precision Buying Service, a division of Deja.com, in which eBay recorded an intangible asset of approximately $5.9 million. Intangible assets are amortized from eight months to ten years on a straight-line basis which represents the estimated periods of benefit.

  Environmental expenditures

     eBay owns or controls real estate properties that are either used in the auction business or leased to unrelated parties for various commercial applications. Certain environmental and structural deficiencies have been identified in the past for which eBay has remediation responsibility. The amounts accrued to correct these matters are based upon estimates developed in preliminary studies by external consultants. Due to uncertainties inherent in the estimation process, the amounts accrued for these matters may be revised in future periods as additional information is obtained.

     Environmental expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are charged to expense. Liabilities are recorded when environmental assessments are made, remediation obligations are probable and the costs can be reasonably estimated. The timing of these accruals is generally upon the completion of feasibility studies. As of December 31, 1999 and 2000, estimated liabilities of approximately $5.8 million are included within other liabilities.

  Comprehensive income

     eBay accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive income for all periods presented resulted from foreign currency translation gains and losses and unrealized gains and losses on securities.

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

     To date, barter advertising has accounted for less than 1% of eBay's revenue. eBay records barter revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-17, "Accounting for Advertising Barter Transactions" which requires that barter transactions be recognized at the fair value of the advertising surrendered when an entity has a historical practice of receiving cash or marketable securities for similar advertising transactions. A period not to exceed six months prior to the date of the barter transaction has been used to determine whether eBay has a historical practice of receiving cash or marketable securities for similar advertising. In addition, the recognition of revenue on barter advertising is limited by the dollar amount of the cash received for similar transactions during the same period.

  Website development costs

     eBay recognizes website development costs in accordance with EITF Issue No. 00-02, "Accounting for Website Development Costs." As such, eBay expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the product's estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the accompanying consolidated statement of income.

  Advertising expense

     eBay recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, eBay expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising expenses totaled $15.4 million, $46.1 million, and $85.4 million during the years ended December 31, 1998, 1999 and 2000, respectively.

  Stock-based compensation

     eBay accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of eBay's stock and the exercise price. eBay accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

                                   EBAY INC.

  Income taxes

     Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in eBay's financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. eBay will adopt SFAS No. 133, as amended, in its quarter ending March 31, 2001. Upon adoption, the cumulative effect to net income and other comprehensive income of this change in accounting method is a gain of approximately $650,000 and a loss of approximately $2.6 million, respectively, net of tax.

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

     In March 2000, the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. eBay evaluated the provisions of the guidance in conjunction with its policies and concluded that eBay is in compliance with this pronouncement.

     In July 2000, the EITF issued EITF Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option." EITF 00-15 addresses the cash flow statement presentation of the tax benefit associated with nonqualified stock options. eBay receives an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by eBay upon an employee exercise of stock options should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. eBay adopted EITF 00-15, and such adoption did not have a material impact on its consolidated financial statements.

     In July 2000, the EITF issued EITF Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation." This Issue addresses how an entity should account

                                   EBAY INC.

for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation." This Issue addresses eBay's timing for recognizing the payroll tax liability and requires that this liability be recognized when the tax obligation becomes due and payable. eBay adopted EITF 00-16 effective July 31, 2000 and such adoption did not have a material impact on its consolidated financial statements.

NOTE 2 -- NET INCOME PER SHARE:

     eBay computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A and Series B Convertible Preferred Stock, are included in diluted net income per share to the extent such shares are dilutive.

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
Numerator:
  Net income.......................................  $  7,273    $  9,567    $ 48,294
  Accretion of Series B Mandatorily Redeemable
     Convertible Preferred Stock to redemption
     value.........................................       (46)         --          --
                                                     --------    --------    --------
  Net income available to common stockholders......  $  7,227    $  9,567    $ 48,294
                                                     ========    ========    ========
Denominator:
  Weighted average shares..........................   183,284     255,806     266,826
  Weighted average unvested common shares subject
     to repurchase agreements......................   (79,156)    (38,132)    (15,050)
                                                     --------    --------    --------
  Denominator for basic calculation................   104,128     217,674     251,776
  Weighted average effect of dilutive securities:
     Series A Preferred Stock......................    22,074          --          --
     Series B Preferred Stock......................    16,108          --          --
     Warrants......................................     2,197           7          93
     Weighted average common shares subject to
       repurchase agreements.......................    79,156      38,132      15,050
     Employee stock options........................     9,856      17,220      13,427
                                                     --------    --------    --------
  Denominator for diluted calculation..............   233,519     273,033     280,346
                                                     ========    ========    ========
Net income per share:
  Basic............................................  $   0.07    $   0.04    $   0.19
                                                     ========    ========    ========
  Diluted..........................................  $   0.03    $   0.04    $   0.17
                                                     ========    ========    ========

NOTE 3 -- ACQUISITIONS:

  Jump Incorporated

     Effective June 30, 1998, eBay acquired all the outstanding shares of Jump Incorporated ("Jump"), an online personal trading community. The total purchase price of approximately $2.3 million consisted of

                                   EBAY INC.

857,088 shares of eBay's common stock with an estimated fair value of approximately $2.0 million and other acquisition related expenses of approximately $335,000, consisting primarily of payments for non-compete agreements totaling approximately $208,000 and legal and other professional fees. Of the total purchase price, approximately $150,000 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use. The remainder of the purchase price was allocated to net tangible liabilities assumed ($31,000) and intangible assets, including completed technology ($500,000), customer list ($1.5 million), covenants not to compete ($208,000) and goodwill ($24,000). The intangible assets are being amortized over their estimated useful lives of 8 to 24 months.

  Kruse International

     On May 18, 1999, eBay acquired Kruse, Inc. (d/b/a Kruse International) and all affiliated entities under common control including: Auburn Cordage, Inc., ACD Auto Sales, Inc., Reppert School of Auctioneering, Inc. and Classic Advertising & Promotions, Inc., each an Indiana corporation, and Kruse Montana, Inc., a Montana corporation (collectively, "Kruse" or the "Kruse Companies").

     Kruse International was founded in 1971 and operated as a sole proprietorship until it was incorporated in the state of Indiana in August 1986. The Kruse Companies conduct auctions, perform appraisal services and auctioneer training for classic car auctions in various locations in the United States, England, Germany and the Netherlands.

     The aggregate consideration exchanged for the acquisition was 1,574,624 shares of eBay common stock for all shares of capital stock of the Kruse Companies. The acquisition has been accounted for as a pooling of interests.

  Billpoint

     On May 25, 1999, eBay acquired Billpoint, Inc. ("Billpoint"). Billpoint has developed a centralized, turnkey authorization, billing and payment fulfillment solution that permits individuals and small merchants to accept credit cards as payment for Internet-based sales transactions. Billpoint's service is now being made available to eBay's users, providing the ability to accept credit cards for payment.

     In connection with the acquisition, eBay issued 1,048,264 shares of eBay common stock to the existing Billpoint shareholders as consideration for all shares of capital stock, and all options and warrants to purchase shares of common stock of Billpoint outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase shares of eBay common stock. The acquisition has been accounted for as a pooling of interests.

  Butterfields

     On May 28, 1999, eBay acquired Butterfields Auctioneers Corporation, a Delaware corporation and all affiliated entities under common control including Butterfield Credit Corporation Inc., 111 Potrero Partners, LLC and HBJ Partners, LLC (collectively "Butterfields").

     Butterfields was established in 1865, incorporated in California in July 1970 and reincorporated in the state of Delaware in March 1999. Butterfields conducts auctions and performs appraisal services of fine art, jewelry, antiques and other collectibles primarily in San Francisco, Los Angeles and Chicago.

     Butterfield Credit Corporation Inc. ("BCCI") is a wholly-owned subsidiary of Butterfields and is incorporated in California. BCCI operates as a financing corporation whose sole purpose is serving Butterfield's clients.

                                   EBAY INC.

     111 Potrero Partners, LLC ("111 Potrero") is a limited liability corporation organized in May 1996. 111 Potrero owns several commercial properties located in San Francisco and Los Angeles, which are currently occupied by Butterfields and third parties.

     HBJ Partners, LLC ("HBJ") is a limited liability corporation organized in California in September 1996. HBJ owns several commercial properties located in San Francisco, which are currently occupied by Butterfields and third parties. HBJ also has general partnership interests in 17600 Santa Fe Avenue Partners and 2959 Victoria Street. As of December 31, 2000, ownership interests in the above partnerships were 94% and 85%, respectively.

     The aggregate consideration exchanged for the acquisition was 2,654,740 shares of eBay common stock. The acquisition has been accounted for as a pooling of interests. In April 1999, Butterfields withdrew its registration statement for its initial public offering. Accordingly, in the second quarter of 1999, eBay recorded a charge of approximately $2.6 million related to the costs of the withdrawn offering.

  alando.de.ag

     On June 15, 1999, eBay acquired all of the outstanding stock of alando.de.ag ("alando"). alando began operations on February 19, 1999 and is Germany's leading online personal trading community. The aggregate consideration exchanged for the acquisition was 632,000 shares of eBay common stock. The acquisition has been accounted for as a pooling of interests.

  Half.com

     On July 11, 2000, eBay acquired Half.com. Half.com was incorporated in Pennsylvania in June 1999 and provides a fixed-price, person-to-person e-commerce site that allows people to buy and sell previously owned goods at discounted prices.

     In connection with the merger, eBay issued, or reserved for issuance, a total of approximately 5,484,000 shares of eBay common stock to Half.com's existing shareholders, option holders and warrant holders as consideration for all shares of capital stock, options and warrants of Half.com held immediately prior to consummation of the merger. The merger has been accounted for as a pooling-of-interests.

     The results of operations previously reported by eBay and Half.com are summarized as follows (in thousands):

                                                     SIX MONTHS ENDED
                                                         JUNE 30,           YEAR ENDED
                                                    -------------------    DECEMBER 31,
                                                     1999        2000          1999
                                                    -------    --------    ------------
Net revenues:
     eBay.........................................  $92,280    $183,152      $224,724
     Half.com.....................................       --         887            --
                                                    -------    --------      --------
                                                    $92,280    $184,039      $224,724
                                                    =======    ========      ========
Net income (loss):
     eBay.........................................  $ 4,581    $ 17,878      $ 10,828
     Half.com.....................................       --      (8,661)       (1,261)
                                                    -------    --------      --------
                                                    $ 4,581    $  9,217      $  9,567
                                                    =======    ========      ========

     There were no adjustments required to conform the accounting policies of Half.com to those of eBay.

     See Subsequent Events -- Note 16.

                                   EBAY INC.

NOTE 4 -- SEGMENT INFORMATION:

     Effective January 1, 1998, eBay adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decisionmaker in order to allocate resources and in assessing performance.

     eBay has identified two primary reporting segments: online trading services and offline, traditional auction services. The online trading services segment consists of the operations of eBay, Billpoint, alando.de.ag and Half.com. The offline, traditional auction segment consists of the current operations of Butterfields and Kruse.

     Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. Segment performance measurement is based on operating income before income taxes, amortization of intangibles, stock-based compensation, payroll expense on employee stock options and merger related costs. The operating information for the two segments identified are as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31, 1998
                                                      ----------------------------------
                                                      ONLINE     OFFLINE    CONSOLIDATED
                                                      -------    -------    ------------
Net revenues from external customers................  $47,352    $38,777      $ 86,129
                                                      =======    =======      ========
Operating income before amortization of intangibles,
  stock-based compensation, payroll expense on
  employee stock options and merger related costs...  $11,573    $ 6,678      $ 18,251
Interest and other income, net......................      908        891         1,799
Interest expense....................................      (39)    (2,152)       (2,191)
Amortization of intangibles, stock-based
  compensation, payroll expense on employee stock
  options and merger related costs..................   (5,486)        --        (5,486)
                                                      -------    -------      --------
Income before income taxes, minority interest and
  equity interest in partnership income.............  $ 6,956    $ 5,417      $ 12,373
                                                      =======    =======      ========
          Total assets..............................  $92,545    $56,991      $149,536
                                                      =======    =======      ========

                                                        YEAR ENDED DECEMBER 31, 1999
                                                     -----------------------------------
                                                      ONLINE     OFFLINE    CONSOLIDATED
                                                     --------    -------    ------------
Net revenues from external customers...............  $182,533    $42,191      $224,724
                                                     ========    =======      ========
Operating income before amortization of
  intangibles, stock-based compensation, payroll
  expense on employee stock options and merger
  related costs....................................  $  3,970    $ 3,188      $  7,158
Interest and other income, net.....................    23,624        209        23,833
Interest expense...................................      (504)    (1,815)       (2,319)
Amortization of intangibles, stock-based
  compensation, payroll expense on employee stock
  options and merger related costs.................    (8,697)    (1,834)      (10,531)
                                                     --------    -------      --------
Income (loss) before income taxes, minority
  interest and equity interest in partnership
  income...........................................  $ 18,393    $  (252)     $ 18,141
                                                     ========    =======      ========
Total assets.......................................  $873,122    $96,703      $969,825
                                                     ========    =======      ========

                                   EBAY INC.

                                                       YEAR ENDED DECEMBER 31, 2000
                                                   -------------------------------------
                                                     ONLINE      OFFLINE    CONSOLIDATED
                                                   ----------    -------    ------------
Net revenues from external customers.............  $  391,952    $39,472     $  431,424
                                                   ==========    =======     ==========
Operating income (loss) before amortization of
  intangibles, stock-based compensation, payroll
  expense on employee stock options and merger
  related costs..................................  $   49,767    $(2,312)    $   47,455
Interest and other income, net...................      45,642        695         46,337
Interest expense.................................      (1,071)    (2,303)        (3,374)
Amortization of intangibles, stock-based
  compensation, payroll expense on employee stock
  options and merger related costs...............     (11,464)      (997)       (12,461)
                                                   ----------    -------     ----------
Income (loss) before income taxes, minority
  interest and equity interest in partnership
  income.........................................  $   82,874    $(4,917)    $   77,957
                                                   ==========    =======     ==========
Total assets.....................................  $1,084,909    $97,494     $1,182,403
                                                   ==========    =======     ==========

NOTE 5 -- INVESTMENTS:

     At December 31, 1999 and 2000, short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

                                                           DECEMBER 31, 1999
                                          ---------------------------------------------------
                                            GROSS        GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
Short-term investments:
  Municipal bonds and notes.............  $ 75,442      $    --       $   (55)      $ 75,387
  Corporate bonds.......................    44,356           --            (5)        44,351
  Government securities.................    59,820           --          (492)        59,328
  Other.................................     2,034           --           (14)         2,020
                                          --------      -------       -------       --------
          Total.........................  $181,652      $    --       $  (566)      $181,086
                                          ========      =======       =======       ========
Long-term investments:
  Municipal bonds and notes.............  $322,144      $    --       $(3,425)      $318,719
  Corporate bonds.......................     2,353           --           (26)         2,327
  Government securities.................    28,112           --          (392)        27,720
  Equity instruments....................    12,012       13,210            --         25,222
                                          --------      -------       -------       --------
          Total.........................  $364,621      $13,210       $(3,843)      $373,988
                                          ========      =======       =======       ========

                                   EBAY INC.

                                                           DECEMBER 31, 2000
                                          ---------------------------------------------------
                                            GROSS        GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
Short-term investments:
  Municipal bonds and notes.............  $112,488        $ 15        $  (116)      $112,387
  Corporate bonds.......................    21,193          70             --         21,263
  Government securities.................   219,674         842             --        220,516
                                          --------        ----        -------       --------
          Total.........................  $353,355        $927        $  (116)      $354,166
                                          ========        ====        =======       ========
Long-term investments:
  Municipal bonds and notes.............  $141,861        $ 69        $  (269)      $141,661
  Government securities.................   151,732         694            (81)       152,345
  Equity instruments and other..........    54,505          --         (3,924)        50,581
                                          --------        ----        -------       --------
          Total.........................  $348,098        $763        $(4,274)      $344,587
                                          ========        ====        =======       ========

     In 2000, restricted cash of $126,390 is included within long-term investments.

     The estimated fair value of short and long-term investments classified by date of contractual maturity are as follows (in thousands):

                                                                DECEMBER 31,
                                                                    2000
                                                                ------------
Due within one year or less.................................      $354,166
Due after one year through two years........................       191,873
Due after two years through three years.....................         5,028
Restricted cash and investments expiring in less than five
  years.....................................................       126,390
Equity investments..........................................        21,296
                                                                  --------
                                                                  $698,753
                                                                  ========

NOTE 6 -- BALANCE SHEET COMPONENTS:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents:
  Cash and money market funds...............................  $ 57,536    $ 75,338
  Securities and cash equivalents...........................   164,265     126,535
                                                              --------    --------
          Total.............................................  $221,801    $201,873
                                                              ========    ========
Accounts receivable, net:
  Accounts receivable.......................................  $ 44,940    $ 81,293
     Allowance for doubtful accounts........................    (6,722)    (12,122)
     Allowance for authorized credits.......................    (1,680)     (2,008)
                                                              --------    --------
          Total.............................................  $ 36,538    $ 67,163
                                                              ========    ========

                                   EBAY INC.

     Write-offs against the allowance for doubtful accounts were $562,000, $4.5 million and $12.5 million in the years ended December 31, 1998, 1999 and 2000, respectively.

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Property and equipment, net:
  Land and buildings...................................  $ 61,274    $ 60,575
  Computer equipment and software......................    65,268     113,917
  Leasehold improvements...............................     6,510       7,193
  Furniture and fixtures...............................     8,844      12,114
  Vehicles and other...................................     2,529         379
                                                         --------    --------
          Total........................................   144,425     194,178
     Accumulated depreciation and amortization.........   (32,223)    (69,017)
                                                         --------    --------
          Total........................................  $112,202    $125,161
                                                         ========    ========

     Within computer equipment and software, eBay capitalized $5.8 million and $9.4 million and recorded amortization expense of $2.4 million and $6.6 million for site related software during the years ended December 31, 1999 and 2000, respectively.

     Total depreciation expense for years ended December 31, 1998, 1999 and 2000 totaled $1.7 million, $18.6 million and $36.7 million, respectively.

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Intangible assets and other assets, net:
  Intangible assets......................................  $12,601    $18,234
  Accumulated amortization...............................   (3,789)    (5,171)
                                                           -------    -------
  Subtotal...............................................    8,812     13,063
  Other assets...........................................    3,877     10,236
                                                           -------    -------
          Total..........................................  $12,689    $23,299
                                                           =======    =======
Accrued expenses:
  Accrued compensation and related benefits..............  $ 5,826    $10,320
  Advertising accruals...................................    4,918     13,258
  Professional fees......................................    3,990      5,853
  Other accruals.........................................   17,439     31,451
                                                           -------    -------
          Total..........................................  $32,173    $60,882
                                                           =======    =======

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Other comprehensive income
  Unrealized gain/(loss) on investments..................  $ 8,883    $(2,700)
  Foreign currency translation adjustment................      (58)       745
  Deferred tax asset/(liability) on unrealized gains and
     losses..............................................   (3,731)     1,080
                                                           -------    -------
          Total..........................................  $ 5,094    $  (875)
                                                           =======    =======

                                   EBAY INC.

NOTE 7 -- DEBT:

  Notes payable

     Notes payable consists of amounts payable to various financial institutions, which are collateralized by specific properties and are detailed as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Mortgage notes, prime plus 1%, due September 30,
  2002.................................................  $  1,797    $  1,689
Mortgage notes, LIBOR plus 1.75%, due July 15, 2001....     3,501       3,351
Mortgage notes, 8.25%, due November 15, 2001...........    11,980      11,812
Mortgage notes, 8.175% variable, due August 1, 2023....     9,300       9,300
Convertible note, prime plus 1%, due April 3, 2000.....     3,496          --
Loan on foreclosed property, prime plus 2%, due August
  9, 2015..............................................       549         524
6% - 10.5% notes, due October 2000 through January
  2003.................................................       176          --
                                                         --------    --------
          Subtotal.....................................    30,799      26,676
Less: Current portion..................................   (15,781)    (15,272)
                                                         --------    --------
          Long-term portion............................  $ 15,018    $ 11,404
                                                         ========    ========

     Mortgage notes outstanding are on property owned by Butterfields. The notes have variable interest rates, payment terms and are collateralized by certain land, buildings and improvements. Generally, the principal and interest are paid on a monthly basis.

     The mortgage notes bearing an interest rate of 8.25% were originally due on May 15, 2000. The maturity was extended to November 15, 2001.

     The convertible note was related to Half.com and was used as a bridge loan until funding was received from their preferred stock issuance. The convertible note was converted to Half.com's preferred stock in January 2000.

     Minimum annual repayments on these notes at December 31, 2000 are as follows (in thousands):

                        YEAR ENDING
                       DECEMBER 31,                           TOTAL
                       ------------                          -------
  2001.....................................................  $15,272
  2002.....................................................    1,612
  2003.....................................................       35
  2004.....................................................       40
  2005.....................................................       44
  Thereafter...............................................    9,673
                                                             -------
                                                             $26,676
                                                             =======

NOTE 8 -- LEASING ARRANGEMENTS:

     eBay, through its Butterfields subsidiary, leases certain land and buildings. These leases are classified as operating leases that expire at various intervals between 2001 and 2013. Certain of these leases contain renewal options and have escalation clauses tied to changes in the Consumer Price Index. Under the terms of the leases, the tenants are generally responsible for the payment of property taxes, insurance and maintenance costs related to the leased property.

                                   EBAY INC.

  Property under operating leases and property held for lease

     The following schedule provides a summary of eBay's investment in property held for lease by major classes, in thousands:

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         1999            2000
                                                     ------------    ------------
Land and building..................................    $33,500         $ 44,095
Building improvements..............................      9,801           11,990
                                                       -------         --------
                                                        43,301           56,085
Less: Accumulated depreciation.....................     (6,986)         (12,029)
                                                       -------         --------
                                                       $36,315         $ 44,056
                                                       =======         ========

     The following is a schedule by year of minimum future rental income on noncancellable operating leases as of December 31, 2000 (in thousands):

                        YEAR ENDING
                        DECEMBER 31,                           TOTAL
                        ------------                          -------
  2001......................................................  $ 5,342
  2002......................................................    5,226
  2003......................................................    5,245
  2004......................................................    5,201
  2005......................................................    5,187
  Thereafter................................................   25,768
                                                              -------
          Total minimum future rentals......................  $51,969
                                                              =======

NOTE 9 -- PURCHASE AND SALE OF PROPERTIES OR PROPERTY INTERESTS:

     From time to time and in the ordinary course of business, eBay elects to sell properties previously held for lease, or purchase properties or property interests for future rental. eBay views its rental properties as sources of income, which may be derived either from property rental, or potentially the sale of the property. In November 1999, eBay sold its Curson property for $350,000 in cash and recognized a gain of $182,000.

     During 1999 and 2000 eBay increased its ownership percentage in various property partnerships acquired in the merger with Butterfields. eBay became a majority owner in some properties in which it had previously held a minority interest.

     See Subsequent Events -- Note 16

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

  Litigation

     On September 1, 1999, eBay was served with a lawsuit filed by Randall Stoner, on behalf of the general public, in San Francisco Superior Court (No. 305666). The lawsuit alleged that eBay violated Section 17200 of the California Business & Professions Code, a statute that relates to unfair competition, based upon the listing of "bootleg" or "pirate" recordings by eBay's users, allegedly in violation of California penal statutes relating to the sale of unauthorized audio recordings. The lawsuit sought declaratory and injunctive relief, restitution and legal fees. eBay filed a general demurrer which was sustained by the court with leave to amend. The plaintiff subsequently filed an amended complaint. eBay filed a motion for summary judgement. On November 7, 2000, eBay's motion for summary judgement was granted.

                                   EBAY INC.

     On December 10, 1999, eBay sued Bidder's Edge, Inc. in the United States District Court for the Northern District of California alleging trespass, unfair competition, violation of the computer fraud and abuse act, misappropriation, false advertising, trademark dilution, injury to business reputation, interference with prospective economic advantage, and unjust enrichment. On February 7, 2000, Bidder's Edge denied these claims and counterclaimed against eBay alleging that eBay violated the antitrust laws by monopolizing or attempting to monopolize a market, that competed unfairly, and interfered with Bidder's Edge's contract with eBay magazine. Bidder's Edge sought treble damages, an injunction and its fees and costs. On May 24, 2000, the court granted us a preliminary injunction against the use by Bidder's Edge of robotic means to copy eBay's site. See Subsequent Events -- Note 16.

     On April 25, 2000, eBay was served with a lawsuit, Gentry et. al. v. eBay, Inc. et. al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated Section 17200 and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." See Subsequent Events -- Note 16.

     From time to time, eBay is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on eBay's consolidated financial positions, results of operations or cash flows.

  Lease arrangement

     On March 1, 2000, eBay entered into a five-year lease for general office facilities located in San Jose, California. Payments under this lease are based on a spread over the London Interbank Offering Rate ("LIBOR") applied to the $126.4 million cost of the facility funded by the lessor. eBay has an option to renew the lease for up to two five-year extensions subject to specific conditions. Under the terms of the lease agreement, eBay was required to place $126.4 million of cash and investment securities as collateral for the term of the lease. The cash and investment securities are restricted as to their withdrawal from the third party trustee and are classified as long-term restricted cash and investments in the accompanying balance sheet.

     eBay entered into two interest rate swaps on June 19 and July 20, 2000 totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. The interest rate swaps allow eBay to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively amends the interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease. The interest rate swaps have been accounted for under the accrual method of accounting. The fair value of the interest rate swaps on December 31, 2000 was a $4.4 million loss based on discounted cash flows.

                                   EBAY INC.

     eBay leases property and equipment under non-cancelable operating leases that expire at various dates. Future minimum rental payments under non-cancelable operating leases subsequent to December 31, 2000, are as follows (in thousands):

                        YEAR ENDING                          OPERATING
                       DECEMBER 31,                           LEASES
                       ------------                          ---------
  2001.....................................................   $10,383
  2002.....................................................    10,356
  2003.....................................................    10,351
  2004.....................................................    10,473
  2005.....................................................     2,269
  Thereafter...............................................        52
                                                              -------
          Total minimum lease payments.....................   $43,884
                                                              =======

     Rent expense in the years ended December 31, 1998, 1999 and 2000 totaled $672,000, $3.9 million and $4.8 million, respectively.

  Advertising

     GO.com

     On February 6, 2000, eBay entered into a four-year marketing agreement with GO.com. In accordance with the agreement, GO.com provided eBay with online and offline promotion, eBay and GO.com developed a co-branded version of the eBay service and both companies developed a site featuring merchandise from GO.com affiliates. These affiliates include but are not limited to The Walt Disney Company, ESPN and ABC. In consideration for this agreement, eBay will pay a minimum of $30 million to GO.com over the four-year term. See Subsequent
Events -- Note 16.

     NEC

     On February 17, 2000, eBay Japan Inc., a wholly owned subsidiary of eBay, entered into a shareholder and marketing services agreement with NEC Corporation. In accordance with the shareholder agreement, NEC acquired 30% of eBay Japan and eBay retained the remaining 70% interest in eBay Japan. eBay will continue to consolidate eBay Japan due to a majority ownership interest and will reflect a minority interest for the equity interest of NEC.

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

                                   EBAY INC.

     Under the agreement, eBay acquired 1,439,040, approximately 3.3% of the equity of Autotrader for approximately $11.0 million in cash or $7.63 per unit.

     AOL

     In March 1999, eBay expanded the scope of its strategic relationship with AOL. Under the amended agreement, eBay was granted a prominent presence featuring it as the preferred provider of person-to-person trading services on AOL's proprietary services (both domestic and international), AOL.com, Digital Cities, ICQ, CompuServe (both domestic and international) and Netscape. In addition, eBay has developed or will develop a co-branded version of its service for each AOL property which will prominently feature each party's brand. AOL will be entitled to all advertising revenue from the co-branded site. eBay will pay $75 million over the four-year term of the contract. eBay is recognizing these fees as sales and marketing expense over the greater of: i) the ratio of the number of impressions delivered over the total number of contracted impressions, or ii) a straight-line basis beginning with the initial delivery of impressions and extending over the term of the contract. At December 31, 2000, eBay had advanced $37.5 million under the amended agreement, and had recognized $28.5 million as advertising expense commencing with the launch of the co-branded program and delivery of advertising impressions.

     In conjunction with the expanded strategic relationship, AOL terminated its original contract with eBay in August 1999. As a result, the remaining $8.0 million commitment associated with the original agreement was waived. AOL continued to deliver impressions under the original agreement through August 1999.

  Minimum auction guarantees

     From time to time eBay, through its Butterfields subsidiary, guarantees the minimum net proceeds with respect to the sale of properties at future auctions. Such guaranteed proceeds are often advanced to the consignor prior to the completion of the auction. eBay is responsible for the shortfall, if any, between the guaranteed minimum proceeds and the actual net proceeds upon the completion of the auction. Losses, if any, are recognized at the conclusion of the auction. In 2000, Butterfields had entered into two such agreements with guaranteed net proceeds of $1.25 million and $2.0 million. The $2.0 million agreement is shared with another auction service, half of which is guaranteed by each party. In June and October 2000, the minimum guarantee auctions took place, and at the conclusion of the auctions, the minimum net proceed amounts were not obtained. Butterfields recognized an insignificant loss for the shortfall between the minimum proceeds it guaranteed and the actual net proceeds received.

NOTE 11 -- RELATED PARTY TRANSACTIONS:

     In February 2000, a subsidiary of eBay entered into a service contract with a related party whereby the subsidiary agreed to provide services with respect to the design of the related party's system. The related party remitted payment totaling $1.5 million to the subsidiary of which $35,000 was treated as a cost reimbursement for product development expenses, and the remainder was accounted for as revenue. Both amounts are included in the accompanying consolidated statement of income.

     In February 2000, a subsidiary of eBay entered in to a marketing agreement with a related party. Total payments under this agreement were approximately $1.5 million.

     In July 2000, eBay purchased shares representing beneficial interest of less than five percent of a company affiliated with a director of eBay. In connection with the transaction, eBay received a warrant that would, if exercised, increase eBay's beneficial interest to less than ten percent. eBay recorded the investment at cost. Separately, eBay entered into a commercial agreement whereby eBay provided approximately $1.3 million of advertising services to the related party. The amount is included in the accompanying consolidated statements of income.

                                   EBAY INC.

     In July 2000, eBay had also entered into an agreement whereby eBay purchased shares representing beneficial interest of less than five percent of a company affiliated with a director of eBay. Additionally, eBay received a warrant that, if exercised, eBay's beneficial interest would remain at less than five percent. eBay recorded the investment at cost. Separately, eBay entered into a commercial agreement whereby eBay provided approximately $1.3 million of advertising services to the related party. The amount is included in the accompanying consolidated statements of income.

     In April 2000, eBay entered into an agreement with a company that is affiliated with a director of eBay, eBay recorded approximately $4.1 million in income relating to advertising services. eBay also entered into an agreement whereby eBay purchased shares representing less than one percent of the related party's total shares outstanding. Additionally, eBay received a warrant that, if exercised, eBay s beneficial interest would remain at less than one percent.

     All contracts with related parties are at rates and terms that management believes are comparable with those entered into with independent third parties.

  Note receivable from stockholders

     At December 31, 1999, eBay held a note receivable from an employee totaling $11,000 which was fully paid at December 31, 2000. Note receivable from stockholders represented amounts owed to eBay from the exercise of stock options. These full recourse notes were collateralized by common stock and interest was at a rate of 8% per annum.

  Notes receivable from eBay executive officers

     At December 31, 2000, eBay held notes receivable from two executive officers of eBay totaling $3.2 million. The promissory note held by one officer of eBay as of December 31, 1999 was amended in 2000. The amended note bears interest at a rate of 6.37% per annum as compared to the previous rate of 5.43% and remains collateralized by a Deed of Trust, held by eBay. The other note bears interest at a rate of 6.40% per annum and is collateralized by a Deed of Trust, held by eBay. Both notes' outstanding principal and interest are due and payable by 2004.

NOTE 12 -- PREFERRED STOCK:

  Preferred Stock

     eBay is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At December 31, 1999 and 2000 there were 10,000,000 shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

NOTE 13 -- COMMON STOCK:

     eBay's Certificate of Incorporation, as amended, authorizes eBay to issue 900,000,000 shares of common stock. A portion of the shares outstanding are subject to repurchase by eBay over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 1999 and 2000, there were 25,356,000 and 7,509,000 shares, respectively, subject to repurchase rights at an average price of $0.06 and $0.12, respectively, per share.

                                   EBAY INC.

     In June 1998, in connection with the appointment of two outside directors, eBay sold an aggregate of 1,287,000 shares of common stock to two directors and realized net proceeds of $2.0 million. eBay recognized the $429,000 excess of the estimated fair value of the stock over the price paid by the two directors as general and administrative expense in 1998.

     At December 31, 2000, eBay had reserved 18,114,107 and 1,005,652 shares of common stock for future issuance for the exercise of options under the stock option plans and issuance of shares under the employee stock purchase plan, respectively.

NOTE 14 -- EMPLOYEE BENEFIT PLANS:

  401(k) Savings Plan

     eBay has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of eBay age 21 years or older are eligible to participate in the 401(k) Plan. eBay had not been required to contribute to the 401(k) Plan but in 1998 elected to match contributions up to a maximum of $1,500 per employee, and committed to matching contributions to a maximum of $1,500 per employee per year in future periods. As a result, eBay contributed and expensed $97,000, $856,000 and $1.8 million in the years ended December 31, 1998, 1999 and 2000, respectively.

     As a result of the mergers with eBay in 1999 and 2000, Butterfields, Kruse, Billpoint, and Half.com terminated any existing defined savings contribution plans and adopted eBay's 401(k) Plan.

  Stock option plans

     In December 1996, eBay's Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"), in June 1997, adopted the 1997 Stock Option Plan (the "1997 Plan"), in August 1998, adopted the 1998 Stock Option Plan (the "1998 Plan"), and in 1999 the 1999 Global Equity Incentive Plan (the "1999 Plan") (collectively, the "Plans"). The Plans provide for the granting of stock options to employees and consultants of eBay. Options granted under the Plans may generally be either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). ISOs may be granted only to eBay's employees (including officers and directors who are also employees). NSOs may be granted to eBay's employees and consultants.

     In July 1998, the Board adopted, and in August 1998 eBay's stockholders approved, the 1998 Equity Incentive Plan (the "1998 Plan") and reserved 27,000,000 shares of common stock for issuance thereunder. The 1998 Plan authorized the award of options, restricted stock awards and stock bonuses (each an "Award"). No person will be eligible to receive more than 6,000,000 shares in any calendar year pursuant to Awards under the 1998 Plan other than a new employee of eBay who will be eligible to receive no more than 12,000,000 shares in the calendar year in which such employee commences employment. Options granted under the 1998 Plan may be either ISOs or NSOs. ISOs may be granted only to eBay's employees (including officers and directors who are also employees). NSOs may be granted to eBay's employees, officers, directors, consultants, independent contractors and advisors of eBay.

     In October 1999, the Board of Directors adopted the 1999 Global Equity Incentive Plan (the "1999 Plan") and reserved 5,000,000 shares of common stock for issuance thereunder. Options may be granted to eBay's employees, directors, and consultants and in particular to eBay's employees, directors, and consultants who are neither citizens nor residents of the United States of America. The 1999 plan was approved by the stockholders at the Annual Stockholders Meeting in May 2000.

                                   EBAY INC.

     In May 1999, in connection with eBay's acquisition of Billpoint, eBay assumed Billpoint's 1999 Stock Plan, and all options outstanding under the plan. At the time of the acquisition, the outstanding options became options to purchase approximately 200,000 shares of eBay common stock. eBay will make no further option grants under this plan.

     Options under the Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options under the 1996 and 1997 Plans were exercisable immediately through June 30, 1998, subject to repurchase rights held by eBay, which lapse over the vesting period, which is generally four years. Options under the 1998 Plan are not immediately exercisable and generally vest over a period of four years.

     The following table summarizes activity under eBay's stock option plans for the years ended December 31, 1998, 1999 and 2000 (shares in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------
                                          1998                   1999                  2000
                                   -------------------    ------------------    ------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                              EXERCISE              EXERCISE              EXERCISE
                                   SHARES      PRICE      SHARES     PRICE      SHARES     PRICE
                                   -------    --------    ------    --------    ------    --------
Outstanding at beginning of
  period.........................   23,580     $0.01      18,493    $  1.84     26,236    $ 29.73
  Granted........................   34,574      1.07      12,210      64.59      9,037      62.69
  Exercised......................  (38,954)     0.07      (3,551)      1.95     (4,499)      6.23
  Cancelled......................     (707)     0.83        (916)     38.96     (4,525)     65.41
                                   -------                ------                ------
Outstanding at end of period.....   18,493      1.84      26,236      29.73     26,249      38.99
                                   =======                ======                ======
Options exercisable at end of
  period.........................      740      0.02       3,654       5.03      7,006      27.73
                                   =======     =====      ======    =======     ======    =======
Weighted average grant date fair
  value of options granted during
  period.........................              $1.40                $105.03               $103.79
                                               =====                =======               =======

     The following table summarizes information about fixed stock options outstanding at December 31, 2000, (shares in thousands):

                           OPTIONS OUTSTANDING AT             OPTIONS EXERCISABLE AT
                              DECEMBER 31, 2000                 DECEMBER 31, 2000
                  -----------------------------------------   ----------------------
                                                   WEIGHTED                 WEIGHTED
                   NUMBER OF    WEIGHTED AVERAGE   AVERAGE     NUMBER OF    AVERAGE
    RANGE OF        SHARES         REMAINING       EXERCISE     SHARES      EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
----------------  -----------   ----------------   --------   -----------   --------
$ 0.01 - $  2.33..    4,865           7.4years      $ 1.43       1,968       $ 1.33
  2.50 -    2.50..    5,900           7.7             2.50       2,228         2.50
  3.83 -   53.83..    4,368           9.2            43.96         667        44.02
 53.88 -   66.63..    3,444           9.2            60.56         521        62.13
 66.91 -   75.19..    4,070           8.9            71.07         944        70.38
 75.25 -   116.31..    3,602          8.9            86.57         678        85.44
                    ------                                       -----
                    26,249            8.4           $38.99       7,006       $27.73
                    ======                                       =====

                                   EBAY INC.

  Fair value disclosures

     eBay calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1999    2000
                                                              ----    ----    ----
Risk-free interest rates....................................  4.9%    5.5%    4.9%
Expected lives (in years)...................................  3.0     3.0     3.0
Dividend yield..............................................    0%      0%      0%
Expected volatility.........................................   80%    100%    115%

     Prior to eBay's initial public offering, the fair value of each option grant to employees of eBay was determined using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The effect of compensation cost on net income and earnings per share are as follows (in thousands, except per share amounts):

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1998       1999        2000
                                               ------    --------    --------
Net income (loss):
  As reported................................  $7,273    $  9,567    $ 48,294
  Pro forma..................................  $6,497    $(41,357)   $(90,677)
Net income (loss) per share--basic:
  As reported................................  $ 0.07    $   0.04    $   0.19
  Pro forma..................................  $ 0.06    $  (0.19)   $  (0.36)
Net income (loss) per share--diluted:
  As reported................................  $ 0.03    $   0.04    $   0.17
  Pro forma..................................  $ 0.03    $  (0.19)   $  (0.36)

  1998 Employee Stock Purchase Plan

     In July 1998, the Board adopted, and in August 1998 eBay's stockholders approved, the 1998 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 1,800,000 shares of common stock for issuance thereunder. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically by the number of shares purchased under the Purchase Plan in the preceding calendar year. The aggregate number of shares reserved for issuance under the Purchase Plan shall not exceed 9,000,000 shares. The Purchase Plan became effective on September 24, 1998, the first business day on which price quotations for eBay's common stock were available on the Nasdaq National Market. Employees are generally eligible to participate in the Purchase Plan if they are customarily employed by eBay for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders of eBay. Under the Purchase Plan, eligible employees may select a rate of payroll deduction between 2% and 10% of their W-2 cash compensation subject to certain maximum purchase limitations. Each Offering Period has a maximum duration of two years (the "Offering Period") and consists of four six-month Purchase Periods (each, a "Purchase Period"), with the exception of the first Purchasing Period, which began on September 24, 1998 and ended on April 30, 1999 and two supplemental purchasing period to accommodate merged employees which began on July 1, 1999 and August 1, 2000 ended on October 31, 1999 and October 31, 2000, respectively. Offering Periods and Purchase Periods generally begin on May 1 and November 1. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of eBay's common stock on the first day of the applicable offering period or on the last day of that purchase

                                   EBAY INC.

period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan.

     In July 2000, the Board of Directors of Billpoint, eBay's majority-owned subsidiary, adopted Billpoint's 2000 Stock Option and Incentive Plan (the "Billpoint Plan") and reserved 4,444,444 shares of Billpoint's common stock for issuance thereunder. The Billpoint Plan authorized the award of options, restricted stock, and other stock-based awards. Options granted under the Billpoint Plan may be either be ISOs or NSOs and may be granted to Billpoint's employees, directors and consultants.

  1998 Directors Stock Option Plan

     In July 1998, the Board adopted, and in August 1998 eBay's stockholders approved, the 1998 Directors Stock Option Plan ("Directors Plan") and reserved a total of 1,200,000 shares of eBay's common stock for issuance thereunder. Members of the Board who are not employees of eBay, or any parent, subsidiary or affiliate of eBay, are eligible to participate in the Directors Plan. The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director who first becomes a member of the Board on or after September 24, 1998 will initially be granted an option to purchase 180,000 shares (an "Initial Grant") on the date such director first becomes a director. Immediately following each Annual Meeting of eBay, each eligible director will automatically be granted an additional option to purchase 30,000 shares if such director has served continuously as a member of the Board since the date of such director's Initial Grant or, if such director was ineligible to receive an Initial Grant, since the Effective Date. In 1999, the Board amended the Directors Plan to provide that no such grants would be made to eligible directors at the 1999 Annual Meeting. The term of such options is ten years, provided that they will terminate seven months following the date the director ceases to be a director or a consultant of eBay (twelve months if the termination is due to death or disability). All options granted under the Directors Plan will vest as to 25% of the shares on the first anniversary of the date of grant and as to 2.08% of the shares each month thereafter, provided the optionee continues as a member of the Board or as a consultant to eBay.

  Unearned stock-based compensation

     In connection with certain stock option and stock warrant grants during the years ended December 31, 1998, 1999 and 2000, eBay recognized unearned compensation totaling $5.8 million, $10.7 million, and $187,000, respectively. The unearned compensation for 1998 and 1999 is being amortized over the four-year vesting periods of the options and the one year vesting period of the warrant as applicable. The unearned compensation for 2000 is related to the Half.com acquisition and was amortized fully in 2000. Amortization expense recognized during the years ended December 31, 1998, 1999 and 2000 totaled approximately $3.1 million, $4.8 million and $7.1 million, respectively.

NOTE 15 -- INCOME TAXES:

     The components of income (loss) including minority interest and equity interest in partnership income before income taxes, for the years ended December 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1999       2000
                                                -------    -------    -------
United States.................................  $12,062    $23,013    $80,872
Foreign.......................................       --     (4,974)       147
                                                -------    -------    -------
                                                $12,062    $18,039    $81,019
                                                =======    =======    =======

                                   EBAY INC.

     The provision for income taxes is composed of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1999       2000
                                                 ------    -------    -------
Current:
  Federal......................................  $2,419    $10,951    $31,420
  State and local..............................     963      2,683      8,498
  Foreign......................................      --         --        280
                                                 ------    -------    -------
                                                  3,382     13,634     40,198
                                                 ------    -------    -------
Deferred:
  Federal......................................   1,211     (4,108)    (5,887)
  State and local..............................     196     (1,054)    (1,586)
                                                 ------    -------    -------
                                                  1,407     (5,162)    (7,473)
                                                 ------    -------    -------
                                                 $4,789    $ 8,472    $32,725
                                                 ======    =======    =======

     The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 34% for 1998 and 35% for 1999 and 2000 to income before income taxes (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1999       2000
                                                -------    -------    -------
Provision at statutory rate...................  $ 4,255    $ 6,314    $28,357
Permanent differences:
  Foreign income..............................       --      1,741        229
  S Corporation (income) loss.................   (1,848)       978         --
  Merger related expenses.....................      384        329        175
  Stock-based compensation....................    1,051       (379)       125
  Nonconsolidated subsidiary loss.............       --         --        665
  Tax-exempt interest income..................     (175)    (4,223)    (4,241)
Other.........................................      328      2,706      2,922
State taxes, net of federal benefit...........      794      1,006      4,493
                                                -------    -------    -------
                                                $ 4,789    $ 8,472    $32,725
                                                =======    =======    =======

                                   EBAY INC.

     Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999        2000
                                                        --------    ---------
Deferred tax assets:
  Net operating loss..................................  $ 84,807    $ 103,628
  Accruals and reserves...............................     4,990        9,819
  Depreciation and amortization.......................     8,798       10,313
  Net unrealized loss on marketable securities........        --        1,080
                                                        --------    ---------
  Net deferred tax assets.............................    98,595      124,840
Valuation allowance...................................   (83,894)    (101,586)
                                                        --------    ---------
                                                          14,701       23,254
                                                        --------    ---------
Deferred tax liabilities:
  Net unrealized gains on marketable securities.......    (3,731)          --
                                                        --------    ---------
                                                        $ 10,970    $  23,254
                                                        ========    =========

     As of December 31, 2000, eBay's federal and state net operating loss carryforwards for income tax purposes were approximately $274.9 million and $128.0 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2004. Deferred tax assets of approximately $101.6 million at December 31, 2000 pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

     In connection with the acquisition of Butterfields by eBay, Butterfields' status as an S Corporation was terminated and became subject to federal and state income taxes. The supplemental pro forma information below includes an increase to the provisions for income taxes based upon a combined federal and state tax rate of 42%. This amount approximates the statutory tax rates that would have been applied if Butterfields had been taxed as a C Corporation during the periods prior to its acquisition. Because the acquisition of the Butterfields companies has been accounted for as a pooling of interests, there has been no adjustment to the historical carrying values of the real estate holdings. However, these properties are subject to increases in tax basis which will result in a higher depreciable basis for income and property tax purposes. As a result, a deferred tax asset and a corresponding increase to stockholder's equity of approximately $8.8 million was recorded in the second quarter of 1999 for the difference between the financial statement carrying amounts and the tax basis of the related net assets upon the closing of the transaction.

                                   EBAY INC.

     The pro forma provision for income taxes is composed of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1999       2000
                                                 ------    -------    -------
Current:
  Federal......................................  $4,303    $10,267    $31,420
  State and local..............................   1,243      2,505      8,498
  Foreign......................................      --         --        280
                                                 ------    -------    -------
                                                  5,546     12,772     40,198
                                                 ------    -------    -------
Deferred:
  Federal......................................   1,138     (4,327)    (5,887)
  State and local..............................     176     (1,091)    (1,586)
                                                 ------    -------    -------
                                                  1,314     (5,418)    (7,473)
                                                 ------    -------    -------
                                                 $6,860    $ 7,354    $32,725
                                                 ======    =======    =======

     The following is a reconciliation of the difference between the proforma provision for income taxes and the provision computed by applying the federal statutory rate of 34% 1998 and 35% for 1999 and 2000 to income before income taxes (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1999       2000
                                                 ------    -------    -------
Provision at statutory rate....................  $4,255    $ 6,314    $28,357
Permanent differences:
  Foreign income...............................      --      1,741        229
  Merger related expenses......................     384        329        175
  Nonconsolidated subsidiary loss..............      --         --        665
  Stock based compensation.....................   1,051       (379)       125
  Tax exempt interest income...................    (175)    (4,223)    (4,241)
  Other........................................     316      2,706      2,922
State taxes, net of federal benefit............   1,029        866      4,493
                                                 ------    -------    -------
                                                 $6,860    $ 7,354    $32,725
                                                 ======    =======    =======

NOTE 16 -- SUBSEQUENT EVENTS-UNAUDITED:

  Litigation

     On January 26, 2001, the Court issued a ruling dismissing all claims against eBay in the Gentry et.al lawsuit. The Court ruled that eBay's business falls within the safe harbor provisions of 47 USC 230, which grants internet service providers such as eBay with immunity from state claims based on the conduct of third parties. The Court also noted that eBay was not a "dealer" under California law and thus not required to provide certificates of authenticity with autographs sold over its site by third parties. All counts of the plaintiffs' suit were dismissed with prejudice as to eBay. Plaintiffs appealed this ruling. eBay believes it has meritorious defenses and intends to defend itself vigorously.

     In February 2001, the parties settled the Bidder's Edge lawsuit. All claims by both parties were dismissed, and Bidder's Edge paid eBay an undisclosed amount.

  GO.com

     In January 2001, Disney announced that it was dissolving GO.com; consequently, eBay is currently in the process of renegotiating new contract terms with Disney.

                                   EBAY INC.

  Internet Auction

     On February 15, 2001, eBay acquired a majority interest in Internet Auction Co., Ltd., a South Korean company ("Internet Auction"). Internet Auction introduced person-to-person trading in Korea when it launched in April 1998. Internet Auction is listed on the KOSDAQ and is expected to continue to trade on KOSDAQ.

     In connection with the acquisition of the majority interest in Internet Auction, eBay acquired 6,274,795 of the outstanding shares, slightly more than 50%, at a fixed price of 24,000 Korean won per share or approximately $120 million in the aggregate. The transaction will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date.

  iBazar S.A.

     On February 21, 2001, eBay signed an agreement to acquire iBazar S.A. (iBazar). iBazar is based in Paris and introduced online, person-to-person trading in France when it launched in October 1998. Currently, iBazar has websites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain, and Sweden.

     As consideration for 100% of the outstanding shares of iBazar, eBay will issue approximately 2,250,000 shares of eBay's common stock, subject to a minimum valuation of approximately $66 million and a maximum valuation of approximately $112 million, based on the value of eBay's stock at closing. The acquisition will be accounted for as a purchase business combination and is subject to various regulatory approvals.

  Sale of property

     In March 2001, Butterfields sold its Chicago property for approximately $4.5 million in cash.

NOTE 17 -- QUARTERLY FINANCIAL DATA-UNAUDITED

     The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2000. In the opinion of eBay's management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. The quarterly financial data

                                   EBAY INC.

for the quarters presented below have been restated to reflect the acquisitions of Billpoint, Butterfields, Kruse, alando.de.ag and Half.com which were accounted for as poolings of interest.

                            QUARTERLY FINANCIAL DATA
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  QUARTER ENDED
                                               ---------------------------------------------------
                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                               --------    --------    ------------    -----------
2000
Net revenues as previously reported..........  $ 85,753    $ 97,399      $113,377       $134,008
Adjustment as a result of pooled entities....       134         753            --             --
                                               --------    --------      --------       --------
Net revenues.................................  $ 85,887    $ 98,152      $113,377       $134,008
                                               ========    ========      ========       ========
Gross profit as previously reported..........  $ 62,481    $ 73,756      $ 89,465       $110,054
Adjustment as a result of pooled entities....        23         192            --             --
                                               --------    --------      --------       --------
Gross profit.................................  $ 62,504    $ 73,948      $ 89,465       $110,054
                                               ========    ========      ========       ========
Net income as previously reported............  $  6,288    $ 11,590      $ 15,211       $ 23,865
Adjustment as a result of pooled entities....    (4,530)     (4,131)           --             --
                                               --------    --------      --------       --------
Net income...................................  $  1,758    $  7,459      $ 15,211       $ 23,865
                                               ========    ========      ========       ========
Net income per share-basic as previously
  reported...................................  $   0.02    $   0.05      $   0.06       $   0.09
Adjustment as a result of pooled entities....     (0.01)      (0.02)           --             --
                                               --------    --------      --------       --------
Net income per share-basic*..................  $   0.01    $   0.03      $   0.06       $   0.09
                                               ========    ========      ========       ========
Net income per share-diluted as previously
  reported...................................  $   0.02    $   0.04      $   0.05       $   0.09
Adjustment as a result of pooled entities....     (0.01)      (0.01)           --             --
                                               --------    --------      --------       --------
Net income per share-diluted*................  $   0.01    $   0.03      $   0.05       $   0.09
                                               ========    ========      ========       ========
Shares used in per share
  calculation-basic*.........................   242,658     249,828       255,741        259,789
Shares used in per share
  calculation-diluted*.......................   281,344     280,483       280,297        279,822

                                   EBAY INC.

                                                                  QUARTER ENDED
                                               ---------------------------------------------------
                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                               --------    --------    ------------    -----------
1999
Net revenues as previously reported..........  $ 34,010    $ 49,479      $ 58,525       $ 73,919
Adjustment as a result of pooled entities....     8,791          --            --             --
                                               --------    --------      --------       --------
Net revenues.................................  $ 42,801    $ 49,479      $ 58,525       $ 73,919
                                               ========    ========      ========       ========
Gross profit as previously reported..........  $ 28,889    $ 38,534      $ 41,444       $ 52,334
Adjustment as a result of pooled entities....     5,935          --            --             --
                                               --------    --------      --------       --------
Gross profit.................................  $ 34,824    $ 38,534      $ 41,444       $ 52,334
                                               ========    ========      ========       ========
Net income as previously reported............  $  5,896    $    816      $  1,352       $  4,895
Adjustment as a result of pooled entities....    (2,131)         --          (166)        (1,095)
                                               --------    --------      --------       --------
Net income...................................  $  3,765    $    816      $  1,186       $  3,800
                                               ========    ========      ========       ========

Net income per share-basic as previously
  reported...................................  $   0.03    $   0.00      $   0.01       $   0.02
Adjustment as a result of pooled entities....     (0.01)         --            --             --
                                               --------    --------      --------       --------
Net income per share-basic*..................  $   0.02    $   0.00      $   0.01       $   0.02
                                               ========    ========      ========       ========
Net income per share-diluted as previously
  reported...................................  $   0.02    $   0.00      $   0.00       $   0.02
Adjustment as a result of pooled entities....     (0.01)         --            --          (0.01)
                                               --------    --------      --------       --------
Net income per share-diluted*................  $   0.01    $   0.00      $   0.00       $   0.01
                                               ========    ========      ========       ========
Shares used in per share
  calculation-basic*.........................   195,363     214,062       227,975        233,125
Shares used in per share
  calculation-diluted*.......................   264,654     273,580       276,179        277,844

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EBAY INC.

Date: March 28, 2001

PRINCIPAL EXECUTIVE OFFICER:                       PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                   ACCOUNTING OFFICER:

        By: /s/ MARGARET C. WHITMAN                            By: /s/ RAJIV DUTTA
--------------------------------------------       --------------------------------------------
            Margaret C. Whitman                                    Rajiv Dutta
   President and Chief Executive Officer              Senior Vice President, Chief Financial
                                                                     Officer

ADDITIONAL DIRECTORS:

         By: /s/ PIERRE M. OMIDYAR                         By: /s/ PHILIPPE BOURGUIGNON
--------------------------------------------       --------------------------------------------
             Pierre M. Omidyar                                 Philippe Bourguignon
Founder, Chairman of the Board and Director                          Director

           By: /s/ SCOTT D. COOK                             By: /s/ ROBERT C. KAGLE
--------------------------------------------       --------------------------------------------
               Scott D. Cook                                     Robert C. Kagle
                  Director                                           Director

           By: /s/ DAWN G. LEPORE                           By: /s/ HOWARD D. SCHULTZ
--------------------------------------------       --------------------------------------------
               Dawn G. Lepore                                   Howard D. Schultz
                  Director                                           Director

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
     2.01     Agreement and Plan of Merger and Reorganization among
              Registrant, Margarine Acquisition Sub Corp., Butterfield &
              Butterfield Auctioneers Corp, HBJ Partners, LLC and 111
              Potrero LLC.(6)
     2.04     Agreement and Plan of Merger and Reorganization among
              Registrant and Kruse, Inc.(5)
     2.05     Agreement and Plan of Merger and Reorganization among
              Registrant and Billpoint, Inc.(6)
     3.01     Registrant's Amended and Restated Certificate of
              Incorporation.(2)
     3.02     Registrant's Certificate of Amendment of Certificate of
              Incorporation.
     3.03     Registrant's Corrected Certificate of Certificate of
              Amendment of Certificate of Incorporation of Registrant.
     3.04     Registrant's Amended and Restated Bylaws.(2)
     4.01     Form of Specimen Certificate for Registrant's Common
              Stock.(1)
     4.02     Investor Rights Agreement, dated June 20, 1997, between the
              Registrant and certain stockholders named therein.(1)
    10.01     Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)
    10.02     Registrant's 1996 Stock Option Plan and related
              documents.(1)
    10.03     Registrant's 1997 Stock Option Plan and related
              documents.(1)
    10.04     Registrant's 1998 Equity Incentive Plan and related
              documents.(1)
    10.05     Registrant's 1998 Directors Stock Option Plan and related
              documents.(1)
    10.06     Amendment No. 1 to Registrant's 1998 Directors Stock Option
              Plan.(3)
    10.07     Registrant's 1998 Employee Stock Purchase Plan.(1)
    10.08     Registrant's 1999 Global Equity Incentive Plan and related documents.(10)
    10.09     Employment Letter Agreement dated October 16, 1996 between
              Jeff Skoll and Registrant.(1)
    10.10     Employment Letter Agreement dated September 15, 1997 between
              Gary Bengier and Registrant.(1)
    10.11     Employment Letter Agreement dated January 16, 1998 between
              Margaret C. Whitman and Registrant.(1)
    10.12     Employment Letter Agreement dated August 14, 1998 between
              Brian T. Swette and Registrant.(1)
    10.13     Employment Letter Agreement dated August 20, 1998 between
              Michael R. Jacobson and Registrant.(1)
    10.14     Offer Letter to Maynard Webb.(8)
    10.15     Retention Bonus Plan between Registrant and Maynard Webb,
              dated January 10, 2001.
    10.16     Offer Letter to Jeffrey D. Jordan.(8)
    10.17     Retention Bonus Plan between Registrant and Jeffrey D.
              Jordan, dated May 16, 2000.
    10.18     Lease between eBay Realty Trust and Registrant, dated March
              1, 2000.(9)
    10.19     Cash Collateral Agreement between Registrant and Chase
              Manhattan Bank as Agent, Dated March 1, 2000.(9)
    21.01     List of Subsidiaries.
    23.01     PricewaterhouseCoopers LLP consent.

---------------
 (1) Previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (No. 33-59097) filed in connection with eBay's initial public offering and incorporated by reference herein.

 (2) Previously filed as an Exhibit to the Registrant's Form 10-Q filed on November 13, 1998 and incorporated by reference herein.

 (3) Previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (No. 33-75009) filed on March 25, 1999 and incorporated by reference herein.

 (4) Previously filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein.

 (5) Previously filed as an Exhibit to the Registrant's Form 8-K filed on May 8, 1999 and incorporated by reference herein.

 (6) Previously filed as an Exhibit to the Registrant's Form 8-K filed on June 7, 1999 and incorporated by reference herein.

 (7) Previously filed as an Exhibit to the Registrant's Form 10-Q filed on November 15, 1999 and incorporated by reference herein.

 (8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-88205) filed on September 30, 1999 and incorporated by reference herein.

 (9) Previously filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(10) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-41944) filed on July 21, 2000 and incorporated by reference herein.