Form 10-Q
period 2001-03-31
EBAY INC
filed 2001-05-15
CIK 1065088

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______.

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

      As of April 30, 2001, there were 270,164,891 shares of the Registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the Registrant issued as of that date.

================================================================================

                             PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                    EBAY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               DECEMBER 31,      MARCH 31,
                                                                  2000              2001
                                                               -----------       -----------
                                        ASSETS

Current assets:
   Cash and cash equivalents ............................      $   201,873       $   314,263
   Short-term investments ...............................          354,166           273,838
   Restricted cash ......................................               --            15,902
   Accounts receivable, net .............................           67,163            75,494
   Other current assets .................................           52,262            59,840
                                                               -----------       -----------
       Total current assets .............................          675,464           739,337

Long-term investments ...................................          218,197           135,540
Restricted cash and investments .........................          126,390           126,390
Property and equipment, net .............................          125,161           133,279
Intangible and other assets, net ........................           23,299           111,546
Deferred tax assets .....................................           13,892            10,937
                                                               -----------       -----------
                                                               $ 1,182,403       $ 1,257,029
                                                               ===========       ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................      $    31,725       $    21,395
   Accrued expenses and other current liabilities .......           66,697            69,657
   Deferred revenue and customer advances ...............           12,656            12,081
   Short-term debt ......................................           15,272            30,254
   Income taxes payable .................................           11,092            10,995
                                                               -----------       -----------
       Total current liabilities ........................          137,442           144,382

Long-term debt ..........................................           11,404            11,339
Other liabilities .......................................            6,549            13,717
Minority interests ......................................           13,248            43,319
                                                               -----------       -----------
                                                                   168,643           212,757
                                                               -----------       -----------
Commitments and contingencies (Note 7)

Stockholders' equity:
   Common stock .........................................              269               269
   Additional paid-in capital ...........................          941,285           960,790
   Unearned stock-based compensation ....................           (1,423)           (5,051)
   Retained earnings ....................................           74,504            95,423
   Accumulated other comprehensive loss .................             (875)           (7,159)
                                                               -----------       -----------
       Total stockholders' equity .......................        1,013,760         1,044,272
                                                               -----------       -----------
                                                               $ 1,182,403       $ 1,257,029
                                                               ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    EBAY INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------
                                                            2000            2001
                                                          ---------       ---------
Net revenues ..........................................   $  85,887       $ 154,090
Cost of net revenues ..................................      23,383          27,002
                                                          ---------       ---------
     Gross profit .....................................      62,504         127,088
                                                          ---------       ---------
Operating expenses:
   Sales and marketing ................................      39,498          55,536
   Product development ................................      12,338          15,737
   General and administrative .........................      17,016          21,328
   Payroll tax expense on employee stock options ......         901             427
   Amortization of acquired intangible assets .........         275           3,355
                                                          ---------       ---------
     Total operating expenses .........................      70,028          96,383
                                                          ---------       ---------
Income (loss) from operations .........................      (7,524)         30,705
Interest and other income and expense, net ............      11,122          14,978
Interest expense ......................................        (845)           (712)
Impairment of certain equity investments ..............          --          (9,921)
                                                          ---------       ---------
Income before income taxes and minority interests .....       2,753          35,050
Provision for income taxes ............................      (1,274)        (15,427)
Minority interest in consolidated companies ...........         279           1,444
                                                          ---------       ---------
Net income ............................................   $   1,758       $  21,067
                                                          =========       =========
Net income per share:
   Basic ..............................................   $    0.01       $    0.08
                                                          =========       =========
   Diluted ............................................   $    0.01       $    0.08
                                                          =========       =========
Weighted average shares:
   Basic ..............................................     242,658         264,279
                                                          =========       =========
   Diluted ............................................     281,344         278,732
                                                          =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       EBAY INC.

                CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                     (IN THOUSANDS)
                                      (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           --------------------
                                                                                             2000        2001
                                                                                           --------    --------
Net income .............................................................................   $  1,758    $ 21,067
                                                                                           --------    --------
Other comprehensive income (loss):
       Foreign currency translation adjustments ........................................        634      (5,251)
       Unrealized gains (losses) on investments, net ...................................       (855)      2,695
       Realized losses on securities, net ..............................................         --       2,401
       Losses on derivative instruments designated as cash flow hedges .................         --      (2,308)
       Estimated tax benefit (provision) on other comprehensive income .................        359      (1,194)
                                                                                           --------    --------
Net change in other comprehensive income (loss) ........................................        138      (3,657)
                                                                                           --------    --------
Comprehensive income before cumulative effect of a change in accounting principle ......      1,896      17,410
Cumulative effect of a change in accounting principle, net of tax ......................         --      (2,627)
                                                                                           --------    --------
Comprehensive income ...................................................................   $  1,896    $ 14,783
                                                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    EBAY INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                               -------------------------
                                                                                                 2000            2001
                                                                                               ---------       ---------
Cash flows from operating activities:
  Net income ............................................................................      $   1,758       $  21,067
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for doubtful accounts and authorized credits ............................          3,742           6,720
      Depreciation and amortization .....................................................          8,332          14,237
      Amortization of unearned stock-based compensation .................................          1,983             761
      Tax benefit from employee stock options ...........................................          4,554          13,385
      Impairment of certain equity investments ..........................................             --           9,921
      Other .............................................................................            468          (1,952)
      Changes in assets and liabilities:
          Accounts receivable ...........................................................         (2,262)         (7,098)
          Other current assets ..........................................................        (15,886)         (5,541)
          Intangible and other assets ...................................................         (1,311)         (2,495)
          Deferred tax assets ...........................................................           (548)          2,024
          Accounts payable ..............................................................         (3,995)        (13,546)
          Accrued expenses and other liabilities ........................................         13,709           1,563
          Deferred revenue and customer advances ........................................         (1,948)         (1,501)
          Income taxes payable ..........................................................            (57)            (97)
                                                                                               ---------       ---------
Net cash provided by operating activities ...............................................          8,539          37,448
                                                                                               ---------       ---------
Cash flows from investing activities:
    Purchases of property and equipment .................................................        (22,497)        (10,717)
    Purchases of investments ............................................................        (81,073)        (53,223)
    Maturities and sales of investments .................................................         94,409         249,710
    Proceeds from sale of property and equipment ........................................             --           4,500
    Acquisition of majority interest in subsidiary, net of cash acquired ................             --        (109,212)
                                                                                               ---------       ---------
Net cash provided by (used in) in investing activities ..................................         (9,161)         81,058
                                                                                               ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net .........................................         31,913           1,731
    Proceeds from issuance of common stock by subsidiaries ..............................         37,736              --
    Principal payments on long-term debt ................................................           (262)         (6,091)
                                                                                               ---------       ---------
Net cash provided by (used in) by financing activities ..................................         69,387          (4,360)
                                                                                               ---------       ---------
Effect of exchange rates changes on cash and cash equivalents ...........................             --          (1,756)
                                                                                               ---------       ---------
Net increase in cash and cash equivalents ...............................................         68,765         112,390
Cash and cash equivalents at beginning of period ........................................        221,801         201,873
                                                                                               ---------       ---------
Cash and cash equivalents at end of period ..............................................      $ 290,566       $ 314,263
                                                                                               =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   EBAY INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   The Company

     eBay Inc. ("eBay") was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of March 31, 2001, eBay had operations in the United States, Switzerland, the United Kingdom, Germany, France, Australia, Canada, Italy, South Korea, and Japan. eBay pioneered online personal trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. eBay's acquisition of Half.com, Inc. ("Half.com") enables eBay to offer an online website to buy and sell using a fixed-price trading platform. eBay also engages in the traditional auction business through its subsidiaries, Butterfields Auctioneers Corporation ("Butterfields") and Kruse International ("Kruse") and in online payment processing through its Billpoint, Inc. ("Billpoint") subsidiary.

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

   Principles of consolidation and basis of presentation

     The accompanying condensed consolidated financial statements as of December 31, 2000 and March 31, 2001, and for the three months ended March 31, 2000 and 2001, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly eBay's financial position, as of March 31, 2001, the results of operations for the three months ended March 31, 2000 and 2001, and cash flows for the three months ended March 31, 2000 and 2001. These condensed consolidated financial statements and notes thereto should be read in conjunction with eBay's audited consolidated financial statements and related notes included in eBay's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2001 for the year ended December 31, 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001. The accompanying condensed financial statements include eBay and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

   Derivative Instruments

     Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended, requires companies to recognize all of its derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

                                   EBAY INC.

                                  (UNAUDITED)

     For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

   Recent accounting pronouncements

     In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. At the April 2001 meeting, the EITF reached a consensus to defer the effective date to quarters beginning after December 15, 2001. eBay believes that implementation of EITF No. 00-14 will not have a material effect on its consolidated financial statements.

NOTE 2--NET INCOME PER SHARE:

     Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period exclusive of stock subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants are included in the calculation of diluted net income per share to the extent such shares are dilutive.

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              ---------------------
                                                                                2000        2001
                                                                              ---------   ---------
Numerator:
     Net income available to common stockholders ...........................  $   1,758   $  21,067
                                                                              =========   =========
Denominator:
     Weighted average shares ...............................................    264,992     268,982
     Weighted average unvested common shares subject to
        repurchase agreements ..............................................    (22,334)     (4,703)
                                                                              ---------   ---------
     Denominator for basic calculation .....................................    242,658     264,279

     Weighted average effect of dilutive securities:
        Warrants ...........................................................         94          94
        Weighted average common shares subject to repurchase agreements ....     22,334       4,703
        Incremental shares from employee stock options .....................     16,258       9,656
                                                                              ---------   ---------
     Denominator for diluted calculation ...................................    281,344     278,732
                                                                              =========   =========
Net income per share:
     Basic .................................................................  $    0.01   $    0.08
                                                                              =========   =========
     Diluted ...............................................................  $    0.01   $    0.08
                                                                              =========   =========

                                    EBAY INC.

                                   (UNAUDITED)

NOTE 3--ACQUISITIONS:

     On February 15, 2001, eBay acquired a majority interest in Internet Auction Co., Ltd., a South Korean company ("Internet Auction") for $121 million in cash, including $275,000 of direct acquisition costs. Internet Auction introduced person-to-person trading in Korea when it launched in April 1998. Internet Auction is listed on the KOSDAQ and is expected to continue to trade on KOSDAQ. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Internet Auction have been included in eBay's consolidated financial statements from February 15, 2001. An allocation of the purchase price has been made to net tangible and identifiable intangible assets of Internet Auction based upon a preliminary valuation report prepared by an independent third party valuation consultant. The excess of the purchase price over the fair value of the identifiable net assets acquired of $83.9 million has been recognized as goodwill and is being amortized over five years.

     The aggregate preliminary purchase price has been allocated as follows:

                                                                     (IN THOUSANDS)
Net tangible assets ...............................................    $  63,516
Identifiable intangible assets ....................................        9,000
Goodwill ..........................................................       83,883
Deferred tax liability ............................................       (3,600)
Minority interest .................................................      (31,758)
                                                                       ---------
     Aggregate purchase price .....................................    $ 121,041
                                                                       =========

     The following unaudited pro forma financial information presents the combined results of eBay and Internet Auction as if the acquisition had occurred as of the beginning of 2000 and 2001 respectively, after giving effect to certain adjustments, including amortization of goodwill and other acquisition related entries. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay and Internet Auction constituted a consolidated entity during such periods.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000          2001
                                                          --------      --------
                                                          (IN THOUSANDS EXCEPT
                                                            PER SHARE AMOUNTS)
Net revenues ........................................     $ 86,159      $156,344
                                                          ========      ========
Net income (loss) ...................................     $ (4,049)     $ 17,986
                                                          ========      ========
Net income (loss) per share:
     Basic ..........................................     $  (0.02)     $   0.07
                                                          ========      ========
     Diluted ........................................     $  (0.01)     $   0.06
                                                          ========      ========

   iBazar S.A. acquisition

      On February 21, 2001, eBay signed a binding agreement to acquire iBazar S.A. ("iBazar"). iBazar is based in Paris and introduced online, person-to-person trading in France when it launched in October 1998. Currently, iBazar has online websites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain and Sweden.

     As consideration for 100% of the outstanding shares of iBazar, eBay will issue approximately 2,250,000 shares of eBay's common stock, subject to a minimum valuation of approximately $66 million and a maximum valuation of approximately $112 million, based on the value of eBay's common stock at closing. The acquisition will be accounted for

                                    EBAY INC.

                                   (UNAUDITED)

as a purchase business combination and is subject to various regulatory approvals. eBay's acquisition of iBazar is expected to close in the second quarter of 2001.

NOTE 4--SEGMENT INFORMATION:

     Effective January 1, 1998, eBay adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision-maker in order to allocate resources and in assessing performance.

     eBay has two primary reporting segments: online trading services, consisting primarily of the eBay web based trading platforms and offline, that includes the traditional auction services of Butterfields and Kruse.

     Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information and overall materiality considerations. Segment performance measurement is based on operating income before income taxes, amortization of intangible assets, stock-based cost and expenses and payroll expense on employee stock options.

The operating information for the two identified segments are as follows (in thousands):

                                                                THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------------------------
                                                          2000                                  2001
                                          ------------------------------------   -------------------------------------
                                           ONLINE      OFFLINE    CONSOLIDATED    ONLINE       OFFLINE    CONSOLIDATED
                                          --------     --------   ------------   ---------     --------   ------------
Net revenues from external
  customers ..........................    $ 77,396     $  8,491     $ 85,887     $ 147,361     $  6,729     $ 154,090
                                          ========     ========     ========     =========     ========     =========
Operating income before
  amortization of intangible
  assets, stock-based cost and
  expenses, impairment of certain
  investments and payroll tax expense
  on employee stock options ..........    $ (3,644)    $   (720)    $ (4,364)    $  36,425     $ (1,444)    $  34,981
Interest and other income and
  expense, net .......................      10,997          125       11,122        14,578          400        14,978
Impairment of certain equity
  investments ........................          --           --           --        (9,921)          --        (9,921)
Interest expense .....................        (273)        (572)        (845)         (207)        (505)         (712)
Amortization of intangible assets,
  stock-based cost and expenses
  and payroll tax expense on employee
  stock options ......................      (3,082)         (78)      (3,160)       (4,196)         (80)       (4,276)
                                          --------     --------     --------     ---------     --------     ---------
Income (loss) before income taxes
  and minority interests .............    $  3,998     $ (1,245)    $  2,753     $  36,679     $ (1,629)    $  35,050
                                          ========     ========     ========     =========     ========     =========

                                                    DECEMBER 31, 2000                         MARCH 31, 2001
                                          --------------------------------------    ---------------------------------------
                                            ONLINE       OFFLINE     CONSOLIDATED     ONLINE       OFFLINE     CONSOLIDATED
                                          ----------    ----------   ------------   ----------    ----------   ------------
Total assets .........................    $1,084,909    $   97,494    $1,182,403    $1,169,895    $   87,134    $1,257,029
                                          ==========    ==========    ==========    ==========    ==========    ==========

                                    EBAY INC.

                                   (UNAUDITED)

NOTE 5--INVESTMENTS:

     At December 31, 2000 and March 31, 2001, short and long-term investments were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

                                                           DECEMBER 31, 2000
                                            -------------------------------------------------
                                              GROSS        GROSS         GROSS      ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST         GAINS        LOSSES        VALUE
                                            ---------    ----------   ----------    ---------
Short-term investments:
     Municipal bonds and notes ........      $112,488      $   15      $  (116)      $112,387
     Corporate securities .............        21,193          70           --         21,263
     Government securities ............       219,674         842           --        220,516
                                             --------      ------      -------       --------
         Total ........................      $353,355      $  927      $  (116)      $354,166
                                             ========      ======      =======       ========
Long-term investments:
     Municipal bonds and notes ........      $141,861      $   69      $  (269)      $141,661
     Government securities ............       151,732         694          (81)       152,345
     Equity instruments and other .....        54,505          --       (3,924)        50,581
                                             --------      ------      -------       --------
         Total ........................      $348,098      $  763      $(4,274)      $344,587
                                             ========      ======      =======       ========

                                                             MARCH 31, 2001
                                            -------------------------------------------------
                                              GROSS        GROSS         GROSS      ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST         GAINS        LOSSES        VALUE
                                            ---------    ----------   ----------    ---------
Short-term investments:
     Municipal bonds and notes ........      $135,205      $  558      $   (10)      $135,753
     Corporate securities .............        16,199          --         (198)        16,001
     Government securities ............       101,337         489           --        101,826
     Time deposits ....................        20,258          --           --         20,258
                                             --------      ------      -------       --------
         Total ........................      $272,999      $1,047      $  (208)      $273,838
                                             ========      ======      =======       ========
Long-term investments:
     Municipal bonds and notes ........      $ 59,518      $  505      $   (20)      $ 60,003
     Government securities ............       178,737       1,074           --        179,811
     Equity instruments and other .....        22,118          --           (2)        22,116
                                             --------      ------      -------       --------
         Total ........................      $260,373      $1,579      $   (22)      $261,930
                                             ========      ======      =======       ========

     As of December 31, 2000 and March 31, 2001, long-term investments include restricted cash and investments of $126,390.

     The estimated fair values of short and long-term investments at March 31, 2001, classified by date of contractual maturity are as follows (in thousands):

                                                                            MARCH 31,
                                                                               2001
                                                                            ----------
Due within one year or less.............................................    $  273,838
Due after one year through two years....................................       110,146
Due after two years through three years.................................         9,097
Restricted cash and investments expiring in less than five years........       126,390
Equity investments......................................................        16,297
                                                                            ----------
                                                                            $  535,768
                                                                            ==========

                                    EBAY INC.

                                   (UNAUDITED)

     During the three months ended March 31, 2000, eBay recorded an impairment charge of $9.9 million relating to the other than temporary impairment in the fair value of certain equity investments.

NOTE 6--DERIVATIVE INSTRUMENTS:

      eBay entered into two interest rate swaps on June 19 and July 20, 2000 totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for eBay's facilities. The interest rate swaps allow eBay to receive floating rate receipts based on London Interbank Offering Rate ("LIBOR") in exchange for making fixed rate payments. This effectively changes the interest rate exposure on eBay's operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease exposure. The fair value of the interest rate swaps on March 31, 2001 was a $6.7 million loss based on discounted cash flows.


     In addition to derivatives used in the cash flow hedging strategy described above, eBay owns equity warrants and other similar rights in certain companies as part of eBay's strategic investment strategy. These equity rights are accounted for as derivative instruments under SFAS No. 133 and the changes in fair value of these instruments are reflected in current period earnings.

     At March 31, 2001, eBay expects to reclassify $1.5 million of losses, net of tax, on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate lease exposure.

   eBay adopted SFAS No. 133, as amended, as of January 1, 2001. Upon adoption, the cumulative effect to net income and other comprehensive income of this change in accounting method is a gain of approximately $650,000 and a loss of approximately $2.6 million, respectively, net of tax.

NOTE 7--COMMITMENTS AND CONTINGENCIES:

   Legal Matters

     On April 25, 2000, eBay was served with a lawsuit, Gentry et.al. v. eBay Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated California unfair competition law and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." On January 26, 2001 the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that eBay's business falls within the safe harbor provisions of 47 USC 30, which grants internet service providers such as eBay with immunity from state claims based on the conduct of third parties. The court also noted that eBay was not a "dealer" under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. All counts of the plaintiffs' suit were dismissed with prejudice as to eBay. The plaintiffs have filed an appeal of this ruling. eBay believes it has meritorious defenses and intends to defend itself vigorously.

     On April 25, 2001, eBay's European subsidiaries, eBay GMBH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates ("Rolex") in the regional court of Cologne, Germany. Rolex alleged that eBay's subsidiary was infringing Rolex's trademarks as result of users selling counterfeit Rolex watches through eBay's German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. eBay believes that it has meritorious defenses against this claim and intends to defend itself vigorously.

     From time to time, eBay is involved in disputes which arise in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on eBay's consolidated financial position, results of operations or cash flows.

                                    EBAY INC.

                                   (UNAUDITED)

   Lease arrangement

      On March 1, 2000, eBay entered into a five-year lease for general office facilities located in San Jose, California. Payments under this lease are based on a spread over the LIBOR applied to the $126.4 million cost of the facility funded by the lessor. eBay has an option to renew the lease for up to two five-year extensions subject to specific conditions. Under the terms of the lease agreement, eBay was required to place $126.4 million of cash and investment securities as collateral for the term of the lease. The cash and investment securities are restricted as to their withdrawal from the third party trustee and are classified as long-term restricted cash and investments in the accompanying balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below.

OVERVIEW

     We pioneered online person-to-person trading by developing a global online trading platform that helps practically anyone buy or sell practically anything. Our service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully automated, topically arranged, intuitive and easy-to-use online service that is available 24 hours a day, seven days a week. We have extended our online offerings to include regional and international trading, autos, "premium" priced items, and through our acquisition of Half.com and our "Buy it Now" feature, we now offer fixed-price functionality. Additionally, Billpoint provides online billing and payment solutions. We also expanded into the traditional auction business, also called offline trading, with our acquisitions of Butterfields and Kruse.

     Substantially all of our revenues are derived from fees and commissions associated with online and offline trading services. Online revenue is primarily derived from listing fees, feature fees and final value fees paid by the sellers, and commissions paid by buyers for certain "premium" priced items. Sellers pay a nominal placement fee, and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. In addition, we receive revenues from end-to-end service providers whose services increase the velocity of transactions to the site, revenues from commercial alliances designed to build out a category or other functions and from direct advertising which includes promotional payments from unrelated third parties. Although we expect these end-to-end, commercial alliance and direct advertising revenues to increase in the future, they are subject to considerable uncertainty. See "Risk Factors --Our revenue from end-to-end service providers, commercial alliances and advertising is subject to factors beyond our control". To date, online payment solutions provided by Billpoint and fixed price trading provided by Half.com have not made significant contributions to net revenues, although we expect Billpoint's and Half.com's revenues to increase in the future. Offline revenue is derived from a variety of sources, including sellers' commissions, buyers' premiums, bidder registration fees and auction-related services, including appraisal and authentication. We expect that the online business will continue to represent the majority of revenue growth in the foreseeable future.

ACQUISITIONS

   Internet Auction

     On February 15, 2001, we acquired a majority interest in Internet Auction Co., Ltd., a South Korean company ("Internet Auction") for $121 million in cash, including $275,000 of direct acquisition costs. Internet Auction introduced person-to-person trading in Korea when it launched in April 1998. Internet Auction is listed on the KOSDAQ and is expected to continue to trade on KOSDAQ. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Internet Auction have been included in eBay's consolidated financial statements from February 15, 2001. An allocation of the purchase price has been made to net tangible and identifiable intangible assets of Internet Auction based upon a preliminary valuation report prepared by an independent third party valuation consultant. The excess of the purchase price over the fair value of the identifiable net assets acquired of $83.9 million has been recognized as goodwill and is being amortized over five years.

   iBazar S.A.

     On February 21, 2001, we signed a binding agreement to acquire iBazar S.A. ("iBazar"). iBazar is based in Paris and introduced online, person-to-person trading in France when it launched in October 1998. Currently, iBazar has auction sites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain and Sweden.

     As consideration for 100% of the outstanding shares of iBazar, we will issue approximately 2,250,000 shares of our common stock, subject to a minimum valuation of approximately $66 million and a maximum valuation of approximately $112 million, based on the value of our common stock at closing. The acquisition will be accounted for as a purchase business combination and is subject to various regulatory approvals. Our acquisition is expected to close during the second quarter of 2001.

RESULTS OF OPERATIONS

     It is difficult for us to forecast revenues or earnings accurately, and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we recognize the seasonal nature of our business because many of our users reduce their activities on our websites during the Thanksgiving and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our shift to more "practical" items may cause our seasonal patterns to look more like a typical retailer. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

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

     To a large extent, the changes in the consolidated results of operations for the periods presented are due to the growth of the online business, which will be the primary focus of our discussion.

   Net Revenues

     We derive revenue from a variety of sources including: listing, success and featured item fees, end-to-end services, commercial alliances, sponsorships and other advertising. In addition, we derive commissions and rental income from our traditional offline auction operations. Our net revenues increased from $85.9 million to $154.1 million for the three months ended March 31, 2000 and 2001. The successive year over year growth from 2000 to 2001 was predominantly the result of increased use of our websites, reflected in the growth in the number of registered users, listings and gross merchandise sales as well as increased sponsorship, alliance and advertising revenues. In addition, fee increases in the U.S. on January 31, 2001 and fee increases in various other international locations combined with the consolidation of revenues from Internet Auction had a positive impact on revenues for the quarter. However, these increases in revenue were partially offset by a decrease in offline revenue, particularly by our Butterfields subsidiary. We expect that future revenue growth will be largely driven by the growth of online services.

   Cost of Net Revenues

     Cost of net revenues for online operations consists primarily of costs associated with customer support and site operations and includes employee and facilities costs for customer support and site operations personnel, ISP connectivity charges and depreciation on site equipment. Cost of net revenues in traditional auction operations primarily includes compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased in absolute dollars but decreased as a percentage of net revenues from $23.4 million or 27.2% of net revenues to $27.0 million or 17.5% of net revenues for the three months ended March 31, 2000 and 2001.

The increase in absolute dollars in expenditures was due almost entirely to our online businesses, and resulted from the continued development and expansion of our customer support and site operations departments, depreciation of the equipment required for site operations, software licensing fees and ISP connectivity charges. The decrease in cost of net revenues as a percentage of net revenues from 2000 to 2001 resulted from cost management in customer support and site operations and increases in higher gross margin businesses such as autos and end-to-end trading solutions. As a result of these efficiencies, we expect the cost of net revenues to increase in absolute dollars but remain relatively constant as a percentage of net revenues throughout the remainder of 2001.

   Sales and Marketing

     Our sales and marketing expenses for both the online and traditional auction businesses are comprised primarily of compensation for our sales and marketing personnel, advertising, tradeshow and other promotional costs, employee and facilities costs. Sales and marketing expenses increased in absolute dollars but decreased as a percentage of sales from $39.5 million or 46.0% of net revenues to $55.5 million or 36.0% of net revenues for the three months ended March 31, 2000 and 2001. The successive year over year growth from 2000 to 2001, was primarily the result of growth in online and traditional advertising, including expenses for various marketing agreements, personnel related costs, costs associated with the use of outside services and consultants and miscellaneous user and promotional costs.

     Online sales and marketing expenses are expected to increase in absolute dollars for the remainder of 2001. We expect to build our brand further with continued advertising impressions delivered under the strategic alliances with America Online ("AOL"), Microsoft and AutoTrader.com, an increase in mass media advertising and the expansion of international advertising. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historic levels.

   Product Development

     Product development expenses consist primarily of compensation for our product development staff, payments to outside contractors, depreciation on equipment used for development, employee and facilities costs. Our product development expenses increased from $12.3 million or 14.4% of net revenues to $15.7 million or 10.2% of net revenues for the three months ended March 31, 2000 and 2001. The successive year over year growth from 2000 to 2001, was primarily the result of an increase in personnel-related costs as we increased the size of our product development staff, expenses related to contractors and consultants employed within product development departments and maintenance and depreciation for equipment used in research and development. The year over year increase also resulted from the growth of product development expenses at Half.com. Product development expenses are expected to increase in absolute dollars during future periods primarily from personnel additions, the continued impact of Billpoint and Half.com product development, additional depreciation costs as we continue to purchase equipment to improve and expand domestic and international operations and certain costs associated with the development of our next generation three-tier architecture.

   General and Administrative

     General and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts, employee and facilities costs. Our general and administrative expenses increased from $17.0 million or 19.8% of net revenues to $21.3 million or 13.8% of net revenues for the three months ended March 31, 2000 and 2001. The year-over-year increases resulted from growth in personnel-related expenses in order to meet the demands of our expanding business, including operations in new countries and the integration of new businesses, fees for professional services, employee and facilities costs. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to invest in the infrastructure that is necessary to manage our business.

   Payroll Tax Expense on Employee Stock Options

     We are subject to employer payroll taxes on employee exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period such options are exercised and sold based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period in which the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

   Amortization of Acquired Intangible Assets

     From time to time we have purchased, and expect to continue purchasing, assets or businesses in order to support our leadership role in online trading. These purchases may result in the creation of intangible assets and lead to a corresponding increase in the amortization expense. Our amortization of acquired intangible assets increased from $275,000 or 0.3% of net revenues to $3.4 million or 2.2% of net revenues for the three months ended March 31, 2000 and 2001. The increase resulted primarily from our purchase of a majority interest in Internet Auction. We expect the amortization of intangible assets to continue to increase in 2001 due to on-going amortization related to Internet Auction and from the additional amortization related to our agreement to acquire iBazar.

   Interest and other income and expense, net

     Interest and other income and expense, net consist of interest earned on cash, cash equivalents, and investments offset by foreign exchange gains or losses. Our interest and other income and expense, net increased from $11.1 million or 12.9% of net revenues to $15.0 million or 9.7% of net revenues for the three months ended March 31, 2000 and 2001 respectively. The year-over-year increases resulted primarily from the increase in the average balance that was invested. We expect, that interest income will be negatively impacted as a result of the cash purchase price that we paid to acquire a majority interest in Internet Auction.

   Impairment of certain equity investments

     As part of our overall strategic investment strategy, we have invested and continue to invest in companies that we consider to be of strategic value. Due to the general downturn in the economy and the financial difficulties that some of these companies have experienced, we have concluded that the reduction in the fair value of certain of these investments was other than temporary and recorded an impairment charge of $9.9 million during the three months ended March 31, 2001.

   Interest Expense

     Interest and other expense consist of interest paid on short-term and long-term borrowings. Interest expense decreased slightly from $845,000 or 1.0% of net revenues to $712,000 or 0.5% of net revenues for the three months ended March 31, 2000 and 2001 respectively.

   Provision for Income Taxes

     Our effective income tax rates were 42.0% and 42.3% in the three months ended March 31, 2000 and 2001, respectively. The increase in the provision for income taxes for the three months ended March 31, 2001 compared to the same period last year is primarily due to nondeductible expenses related to acquisitions and income from operations in foreign jurisdictions with lower tax rates. The provision for income taxes for both periods differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, tax exempt interest income and nondeductible expenses. We receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recognized as a component of paid-in capital. We have provided for a valuation allowance on the deferred tax assets relating to these stock option deductions.

   Stock-Based Compensation

     In connection with granting certain stock options from May 1997 through May 1999, we recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the related options. In connection with certain stock options granted by companies that we subsequently acquired, we recorded unearned compensation totaling $9.3 million. Of the total unearned stock compensation, approximately $2.0 million was amortized in the first three months of 2000 and $494,000 for the comparable period in 2001. Of the amortization in 2000, approximately $900,000 was related to the acquisition of Half.com.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, eBay has financed operations primarily from net cash generated from operating activities. We obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and proceeds from our initial and follow-on public offerings.

      Net cash provided by operating activities was $8.5 million and $37.4 million for the three months ended March 31, 2000 and 2001, respectively. Net cash provided by operating activities resulted primarily from our net income before non-cash charges for depreciation and amortization, tax benefit from employee stock options, impairment of certain equity investments and changes in accrued expenses offset by changes in accounts receivable, accounts payable and other assets.

      Net cash used in investing activities was $9.2 million for the three months ended March 31, 2000, and net cash provided by investing activities was $81.1 million for the same period in 2001. In 2000, the primary use for invested cash in the periods presented was purchases of investments, property and equipment. In 2001, net cash provided by the maturity of certain short-term investments was partially offset by the cash paid for the acquisition of a majority interest in Internet Auction.

      Net cash provided by financing activities was $69.4 million for the three months ended March 31, 2000 while net cash used in financing activities was $4.4 million for the same period in 2001. In 2000, net cash provided by financing activities primarily resulted from the issuance of common stock to third parties by our subsidiaries and the sale of common stock under employee benefit plans. In 2001, the net cash used by financing activities resulted primarily from principal payments on debt.

      We had no material commitments for capital expenditures at March 31, 2001, but expect such expenditures to approximate $69.5 million throughout the remainder of 2001, without taking into account any acquisitions. Of the $69.5 million, approximately $20.0 million has been committed for capital expenditures relating to hardware and software for the development of our new architecture. The remaining balance will be used primarily for computer equipment, furniture and fixtures and leasehold improvements. We also have total minimum lease obligations of $41.3 million under certain noncancellable operating leases and notes payable obligations of $41.6 million through August 2023. Under our agreement with AOL, we will pay AOL $75 million over the four-year term of the contract. To date, we have paid $37.5 million on the contract. In February 2000, we signed an agreement with GO.com. In consideration for this agreement, we had expected to pay a minimum of $30 million to GO.com over the four-year term. In 2001, The Walt Disney Company announced that it was dissolving GO.com; consequently, eBay is currently in the process of renegotiating new contract terms with The Walt Disney Company.

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

   Recent accounting pronouncements

      In March 2000, the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. At the April 2001 meeting, the EITF reached a consensus to defer the effective date to quarters beginning after December 15, 2001. We believe that implementation of EITF No. 00-14 will not have a material effect on our consolidated financial statements.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The risks and uncertainties described below are not the only ones facing eBay. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed.

We have a limited operating history

     Our company was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996 and reincorporated in Delaware in April 1998. We have only a limited operating history on which you can base an evaluation of our business and prospects. As an online commerce company still relatively early in our development, we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we and our subsidiaries must do the following:

     - maintain and increase our number of registered users, items listed on our service and completed sales;

     -   expand into new areas;

     - maintain and grow our websites and customer support operations at a reasonable cost;

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

     - our ability to keep our websites operational and to manage the number of items listed on our service;

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

     -   our ability to integrate and manage our acquisitions successfully;

     - our ability to expand our product offerings involving fixed price trading successfully;

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

     - the continued success of our commercial partners and technology suppliers;

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

Our failure to manage growth could harm us

     We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and number of listings as well as our expansion into new geographic areas, types of goods and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

     - The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries' websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

     - Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites. If we are unable to hire and successfully train sufficient employees or contractors in this area in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our margins may decrease.

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

     We are investing heavily in marketing and promotion, customer support, further development of our websites, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are enabling online sales as well as new companies, many of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (e.g., fixed price, reverse auction, group buying, etc.) may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

Acquisitions could result in dilution, operating difficulties and other harmful consequences

     We have acquired a number of businesses, including our recently completed acquisitions of Half.com and Internet Auction and our announced acquisition of iBazar, and may in the future acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

     - the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies; and

     - in some cases, the need to transition operations onto the existing eBay platform.

     Prior to the four large acquisitions we made in 1999, we had almost no experience in managing this integration process. Many of our acquisitions to date have involved either family-run companies or very early stage companies, which may worsen these integration issues. Foreign acquisitions involve special risks including those related to integration of operations across different cultures, currency risks and the particular economic and regulatory risks associated with specific countries. Moreover, the anticipated benefits of any or all of our acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

There are many risks associated with our international operations

     We are expanding internationally. In 1999, we acquired alando.de.ag, a leading online German personal trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we further expanded into Japan and formally launched our localized Canadian operations. In October 2000, we launched our French site. In January 2001, we launched our Italian site. In February 2001, we completed our acquisition of a majority interest in Internet Auction and announced our intended acquisition of iBazar, a French company with online trading operations in eight countries, primarily in Europe. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

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

     -   local taxation of transactions on our websites;

     -   higher telecommunications and Internet service provider costs;

     -   stronger local competitors;

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

Our revenue from end-to-end service providers, commercial partners and advertising is subject to factors beyond our control

     We are receiving revenues from end-to-end service providers, commercial partnerships and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. Recently, the pricing of online advertisements has deteriorated. Our direct advertising revenue is dependent in significant part on the performance of AOL's sales force, which we do not control. Reduction in these revenues, whether due to the softening of the demand for online advertising in general or particular problems facing parties with whom we have commercial relationships, could adversely affect our results.

Our business may be harmed by the listing or sale by our users of illegal items

     The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. See "--Government inquiries may lead to charges or penalties," "--We are subject to intellectual property and other litigation" and "Legal Proceedings." In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our websites. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

Our business may be harmed by the listing or sale by our users of pirated or counterfeit items

     We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have sought to work actively with the content community to eliminate infringing listings on our websites, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. See "--Government inquiries may lead to charges or penalties," "Legal Proceedings" and "--We are subject to intellectual property and other litigation."

Our business may be harmed by fraudulent activities on our websites

     Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies. See "--Government inquiries may lead to charges or penalties."

Government inquiries may lead to charges or penalties

     On January 29, 1999, we received initial requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our websites. We were informed that the inquiry includes an examination of our practices with respect to these transactions. We have provided further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter.

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

     A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about us which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign, federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps we take to protect our users from fraud. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts. If one or more of these agencies is not satisfied with our response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm our business.

     We are subject to laws relating to the use and transfer of personally identifiable information about our users and their transactions, both within and outside of the U.S. Violation of these laws, which in some cases apply even to transfers of information amongst ourselves and our subsidiaries and commercial partners, as well as to third parties, could subject us to significant penalties and negative publicity and could adversely affect our company.

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

Some of our businesses are subject to regulation and others may be in the future

     Both Butterfields and Kruse are subject to regulation in some jurisdictions governing the manner in which live auctions are conducted. Both are required to obtain licenses in these jurisdictions with respect to their business or to permit the sale of categories of items (e.g., wine, automobiles and real estate). These licenses generally must be renewed regularly and are subject to revocation for violation of law, violation of the regulations governing auctions in general or the sale of the particular item and other events. If either company was unable to renew a license or had a license revoked, its business would be harmed. In addition, changes to the regulations or the licensure requirements could increase the complexity and the cost of doing auctions, thereby harming us.

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

     As we have expanded internationally, we have become subject to additional regulations, including regulations on the transmission of personal information. These laws may require costly changes to our business practices. If we are found to have violated any of these laws, we could be subject to fines or penalties, and our business could be harmed.

Companies that handle payments, including our subsidiaries Billpoint, Half.com. and Internet Auction may be subject to additional regulation

     The Half.com business model involves the handling of payments by buyers for the items listed by Half.com's sellers. Internet Auction also has a business model involving the handling of payments by buyers. Billpoint handles its customer funds as a provider of Internet payment solutions. Businesses that handle consumers' funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. The cost and complexity of Billpoint's business may increase if certain regulations are deemed to apply to its business. In addition to the need to comply with these regulations, Billpoint's business is also subject to risks of fraud, the need to grow systems and processes rapidly if its products are well received, a high level of competition, including larger and better financed competitors and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which is the provider of payment services. Similarly, Half.com may be subject to certain regulations regarding payments and the cost and complexity of its business may increase if these regulations are deemed to apply to its business.

We are subject to risks associated with information disseminated through our service

     The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us have brought against us. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Claims like these become more likely and have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this liability or asserted liability could harm our business.

We are subject to intellectual property and other litigation

     On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al., filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants internet service providers such as eBay with immunity from state claims based on the conduct of third parties. The court also noted that we were not a "dealer" under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. All counts of the plaintiffs' suit were dismissed with prejudice as to eBay. The plaintiffs have filed an appeal of this ruling. We believe we have meritorious defenses and intend to defend ourselves vigorously.

     On April 25, 2001, our European subsidiaries, eBay GMBH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates ("Rolex") in the regional court of Cologne, Germany. Rolex alleged that our subsidiary was infringing Rolex's trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses against this claim and intend to defend ourselves vigorously.

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

      From time to time, we are involved in disputes that arise in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on our financial position or results of operations.

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

     We use internally developed systems to operate our service for transaction processing, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our websites. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. We capitalize hardware and software costs associated with this development in accordance with generally accepted accounting principles and include such amounts in property and equipment. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experiences of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

Unauthorized break-ins or other assaults on our service could harm our business

     Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a "hacker" who has stated that he could, in the future, damage or change our system or take confidential information. We have also experienced "denial of service" type attacks on our system that have made all or portions of our websites unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service.

System failures could harm our business

     We have experienced system failures from time to time. Our primary website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

     Substantially all of our computer hardware for operating our services (other than Half.com) currently is located at the facilities of Exodus Communications, Inc. in Santa Clara, California and AboveNet Communications, Inc in San Jose, California. The computer hardware for the Half.com service is located in the facilities of Level 3 Communications, Inc. in Philadelphia, Pennsylvania. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at any of the Exodus, AboveNet or Level 3 facilities could result in lengthy interruptions in our services. In addition, the failure by Exodus, AboveNet or Level 3 to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

Risks relating to possible California power outages

     The State of California is currently experiencing a chronic shortage of power and, as a result, power outages may occur. Although we have emergency backup power capabilities at the facilities of Exodus, AboveNet and Level 3, and limited backup power at our headquarters, repeated or lengthy power outages may adversely affect our business.

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

     -   sales of our common stock or other securities in the open market; and

     - other events or factors, including these described in this "Risk Factors" section and others that may be beyond our control.

     In addition, the trading price of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. These trading prices and valuations may not be sustained. Negative changes in the public's perception of the prospects of Internet or e-commerce companies have in the past and may in future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

New and existing regulations could harm our business

     We are subject to the same foreign, federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain. In addition, numerous states, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions.

     Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

Our business has been seasonal

     Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our websites during the Thanksgiving and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our shift to more "practical" items may cause our seasonal patterns to look more like a typical retailer. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

We are dependent on the continued growth of online commerce

     The business of selling goods over the Internet, particularly through personal trading, is new and dynamic. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our websites require users to make publicly available their e-mail addresses and other personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

Our business may be subject to sales and other taxes

     We do not collect sales or other similar taxes on goods sold by users through our service. One or more states may seek to impose sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years. This tax moratorium is scheduled to end later in 2001 and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

We are dependent on key personnel

     Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key personnel. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. We have had some turnover of these personnel, and continued losses of these individuals could result in the loss of significant future business and would harm us. In addition, employee turnover frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals, especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

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

     In addition, we face competition from specialty retailers and exchanges in each of its categories of products. For example:

      Antiques: Christie's, eHammer, Sotheby's / Sothebys.com

      Coins & Stamps: Collectors Universe, Heritage, US Mint

      Collectibles: Franklin Mint

      Musical Instruments: Guitar Center, Harmony-Central.com, MusicHotBid.com

      Sports Memorabilia: Beckett's, Collectors Universe

      Toys, Bean Bag Plush: Amazon.com, KB Toys

      Premium Collectibles: Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos / Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby's, Sothebys.com

      Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarOrder.com, CarPoint, Collectorcartraderonline.com, eClassics.com, Edmunds, CarsDirect.com, Hemmings, imotors.com, vehix.com, newspaper classifieds, used car dealers

      Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, BigStar, Blockbuster, BMG Columbia House, CDNow, DVD Express, Wherehouse, Alibris.com, Emusic.com, Bookfinders.com

      Clothing: Bluefly.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Macy's, The Men's Wearhouse, Ross

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

     -   customer service; and

     -   brand recognition.

     With respect to our online competition, additional competitive factors include:

     -   community cohesion and interaction;

     -   system reliability;

     -   reliability of delivery and payment;

     -   website convenience and accessibility;

     -   level of service fees; and

     -   quality of search tools.

     Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet spaces than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free, and others may do this as well. We may be unable to compete successfully against current and future competitors.

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

     The offline auction business is intensely competitive. Butterfields competes with two larger and better known auction companies, Sotheby's Holdings, Inc. and Christie's International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of Butterfields' business or in the western U.S., its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet-based auctions may harm the land-based auction business. Although

Billpoint's business is new, several new companies have entered this space, including competitors who are offering free services and significant promotional incentives, and large companies, including banks and credit card companies, are also beginning to enter this space. Half.com competes directly with online retailers in its product categories such as Amazon.com, which offers a directly competitive service, as well as with traditional sellers of used books, videos and CDs, consumer electronics, sporting goods and other products.

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

Our business is subject to online commerce security risks

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. Billpoint's users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. An individual has claimed to have misappropriated some of our confidential information by breaking into our computer system. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

We must keep pace with rapid technological change to remain competitive

     Our competitive space is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These characteristics are worsened by the emerging and changing nature of the Internet. Our future success therefore will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance, features and reliability of our service. Our failure to adapt to such changes would harm our business. New technologies, such as the development of a peer-to-peer personal trading technology, could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

We need to develop new services, features and functions in order to expand

     We plan to expand our operations by developing new or complementary services, products or transaction formats or expanding the breadth and depth of services. We may be unable to expand our operations in a cost-effective or timely manner. Even if we do expand, we may not maintain or increase our overall acceptance. If we launch a new business or service that is not favorably received by consumers, it could damage our reputation and diminish the value of our brand. We anticipate that future services will include pre-trade and post-trade services.

     We are pursuing strategic relationships with third parties to provide many of these services. Because we use third parties to deliver these services, we may be unable to control the quality of these services, and our ability to address problems if any of these third parties fails to perform adequately will be reduced. Expanding our operations in this manner also will require significant additional expenses and development, operations and other resources and will strain our management, financial and operational resources. The lack of acceptance of any new services could harm our business.

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

We may be unable to protect or enforce our own intellectual property rights adequately

     We regard the protection of our URLs, copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our URLs, trademarks and service marks in the U.S. and internationally. Effective copyright, service mark, trademark, trade dress and trade secret protection is very expensive to maintain, and protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our URLs in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, Microsoft and Sun Microsystems Inc., the suppliers of key database technologies, the operating system and specific hardware components for our service. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost.

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

We are controlled by certain stockholders, executive officers and directors

     Our executive officers and directors (and their affiliates) own nearly 50% of our outstanding common stock. As a result, they have the ability to effectively control our company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or even impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, longer dated securities are subject to greater interest rate risk than shorter dated securities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2001, our fixed income investments earned a pretax yield of approximately 5.9% and had a weighted average maturity of 0.3 years. If interest rates were to instantaneously increase (decrease) by 100 basis points using a duration modeling technique, the fair market value of the total investment portfolio could decrease (increase) by approximately $2.4 million. Assuming an average investment balance of $750 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of $7.5 million annually.

         We entered into two interest rate swaps on June 19 and July 20, 2000 totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. The interest rate swaps allow for us to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments. This effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease. Of the $126.4 million operating lease, the interest rate is fixed on $95 million, with the balance of $31.4 million remaining at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our lease payments would increase (decrease) by $78,000 per quarter.

EQUITY PRICE RISK

         We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in strategic partners as such investments are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments.

FOREIGN CURRENCY RISK

         International sales are made mostly from our sales in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These financial statements are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S.
We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

                           PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al., filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants internet service providers such as eBay with immunity from state claims based on the conduct of third parties. The court also noted that we were not a "dealer" under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. All counts of the plaintiffs' suit were dismissed with prejudice as to eBay. Plaintiffs have filed an appeal of this ruling. We believe we have meritorious defenses and intend to defend ourselves vigorously.

     On April 25, 2001, our European subsidiaries, eBay GMBH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates ("Rolex") in the regional court of Cologne, Germany. Rolex alleged that our subsidiary was infringing Rolex's trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses against this claim and intend to defend ourselves vigorously.

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

     From time to time, we are involved in disputes arise in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5: OTHER INFORMATION

     Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     On January 16, 2001, eBay filed a report on Form 8-K announcing it had signed an agreement to acquire a majority interest in Internet Auction Co., Ltd., a South Korean auction-style website.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EBAY INC.

Date: May 14, 2001

PRINCIPAL EXECUTIVE OFFICER:               PRINCIPAL FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER:


By: /s/ MARGARET C. WHITMAN                By: /s/ RAJIV DUTTA
    ---------------------------------          ---------------------------------
    Margaret C. Whitman                        Rajiv Dutta
    President and                              Senior Vice President,
    Chief Executive Officer                    Chief Financial Officer