Form 10-Q
period 2001-06-30
EBAY INC
filed 2001-08-14
CIK 1065088

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______ TO _______.

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

                              ---------------------

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

      As of July 31, 2001, there were 273,268,029 shares of the Registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the Registrant issued as of that date.

                          PART I: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                    EBAY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       DECEMBER 31,        JUNE 30,
                                                                                           2000              2001
                                                                                       ------------      -----------
                                               ASSETS
Current assets:
       Cash and cash equivalents ................................................      $   201,873       $   439,765
       Short-term investments ...................................................          354,166           246,473
       Accounts receivable, net .................................................           67,163           103,717
       Other current assets .....................................................           52,262            62,654
                                                                                       -----------       -----------
              Total current assets ..............................................          675,464           852,609

Long-term investments ...........................................................          218,197           107,571
Restricted cash and investments .................................................          126,390           129,467
Property and equipment, net .....................................................          125,161           141,747
Intangible assets, net ..........................................................           13,063           213,415
Deferred tax assets .............................................................           13,892             9,843
Other assets ....................................................................           10,236            21,005
                                                                                       -----------       -----------
                  Total assets ..................................................      $ 1,182,403       $ 1,475,657
                                                                                       ===========       ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable .........................................................      $    31,725       $    40,111
       Accrued expenses and other current liabilities ...........................           66,697            93,264
       Deferred revenue and customer advances ...................................           12,656            18,123
       Short-term debt ..........................................................           15,272            15,141
       Income taxes payable .....................................................           11,092            10,945
                                                                                       -----------       -----------
              Total current liabilities .........................................          137,442           177,584

Long term debt ..................................................................           11,404            11,337
Other liabilities ...............................................................            6,549            14,119
Minority interests ..............................................................           13,248            44,133
                                                                                       -----------       -----------
              Total liabilities .................................................          168,643           247,173
                                                                                       -----------       -----------

Contingencies  (Note 7)

Stockholders' equity:
       Common stock .............................................................              269               273
       Additional paid-in capital ...............................................          941,285         1,120,010
       Unearned stock-based compensation ........................................           (1,423)           (4,200)
       Retained earnings ........................................................           74,504           119,109
       Accumulated other comprehensive loss .....................................             (875)           (6,708)
                                                                                       -----------       -----------
              Total stockholders' equity ........................................        1,013,760         1,228,484
                                                                                       -----------       -----------
                  Total liabilities and stockholders' equity ....................      $ 1,182,403       $ 1,475,657
                                                                                       ===========       ===========




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                    EBAY INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------     -------------------------
                                                         2000             2001           2000            2001
                                                      ----------       -----------     ---------       ---------
Net revenues ....................................      $  98,152       $ 180,905       $ 184,039       $ 334,995
Cost of net revenues ............................         24,204          32,872          47,587          59,874
                                                       ---------       ---------       ---------       ---------
       Gross profit .............................         73,948         148,033         136,452         275,121
                                                       ---------       ---------       ---------       ---------
Operating expenses:
       Sales and marketing ......................         37,093          60,117          76,591         115,653
       Product development ......................         13,600          17,651          25,938          33,388
       General and administrative ...............         20,610          25,604          37,626          46,932
       Payroll tax on employee stock options ....            834             385           1,735             812
       Amortization of acquired intangible assets            340           8,822             615          12,177
                                                       ---------       ---------       ---------       ---------
              Total operating expenses ..........         72,477         112,579         142,505         208,962
                                                       ---------       ---------       ---------       ---------
Income (loss) from operations ...................          1,471          35,454          (6,053)         66,159
Interest and other income and expense, net ......         11,432          10,147          22,554          25,125
Interest expense ................................         (1,038)           (959)         (1,884)         (1,671)
Impairment of certain equity investments ........             --              --              --          (9,921)
                                                       ---------       ---------       ---------       ---------
Income before income taxes and minority interests         11,865          44,642          14,617          79,692
Provision for income taxes ......................         (5,401)        (21,276)         (6,675)        (36,703)
Minority interests in consolidated companies ....            995           1,242           1,275           2,686
                                                       ---------       ---------       ---------       ---------
Net income ......................................      $   7,459       $  24,608       $   9,217       $  45,675
                                                       =========       =========       =========       =========

Net income per share:
       Basic ....................................      $    0.03       $    0.09       $    0.04       $    0.17
                                                       =========       =========       =========       =========
       Diluted ..................................      $    0.03       $    0.09       $    0.03       $    0.16
                                                       =========       =========       =========       =========
Weighted average shares:
       Basic ....................................        249,828         267,075         246,229         264,962
                                                       =========       =========       =========       =========
       Diluted ..................................        280,483         283,582         280,867         281,145
                                                       =========       =========       =========       =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                    EBAY INC.

            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------    -------------------------
                                                                            2000            2001          2000           2001
                                                                        ----------        ---------    ---------       ---------
Net income .........................................................      $  7,459        $  24,608    $   9,217       $ 45,675
                                                                          --------        ---------    ---------       ---------
Other comprehensive income (loss):
     Foreign currency translation ..................................        (1,074)             161         (440)        (5,090)
     Unrealized gains (losses) on investments, net .................        (7,955)            (669)      (8,811)         2,026
     Reclassification of realized gains (losses) on investments, net            --              (16)          --          2,385
     Gains (losses) on cash flow hedges ............................            --            1,037           --         (1,271)
     Tax benefit (provision) .......................................         3,341              (62)       3,701         (1,256)
                                                                          --------        ---------    ---------       ---------
Net change in other comprehensive income (loss) ....................        (5,688)             451       (5,550)        (3,206)
                                                                          --------        ---------    ---------       ---------
Comprehensive income before cumulative effect of a change in
   accounting principle ............................................         1,771           25,059        3,667         42,469
Cumulative effect of a change in accounting principle, net of tax ..            --               --           --         (2,627)
                                                                          --------        ---------     --------       --------
Comprehensive income ...............................................      $  1,771         $ 25,059     $  3,667       $ 39,842
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

                                    EBAY INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                   -------------------------
                                                                                                      2000            2001
                                                                                                   ---------        --------
Cash flows from operating activities:
  Net income ...............................................................................       $   9,217        $ 45,675
  Adjustments:
      Provision for doubtful accounts and authorized credits ...............................           8,005          12,574
      Depreciation and amortization ........................................................          17,518          37,032
      Amortization of unearned stock-based compensation ....................................           3,359           1,508
      Tax benefit on the exercise of employee stock options ................................          12,946          34,638
      Impairment of certain equity investments .............................................              --           9,921
      Minority interests and other .........................................................            (754)         (4,667)
      Changes in assets and liabilities:
          Accounts receivable ..............................................................         (12,649)        (39,742)
          Other current assets .............................................................         (17,380)            307
          Intangible and other assets ......................................................           4,482          (4,097)
          Deferred tax assets ..............................................................          (4,976)          2,041
          Accounts payable .................................................................          (2,768)          2,866
          Accrued expenses and other liabilities ...........................................          16,726           4,790
          Deferred revenue and customer advances ...........................................           2,038           4,256
          Income taxes payable .............................................................            (377)           (147)
                                                                                                   ---------       ---------
Net cash provided by operating activities ..................................................          35,387         106,955
                                                                                                   ---------       ---------

Cash flows from investing activities:
      Purchases of property and equipment...................................................         (30,038)        (29,061)
      Purchases of investments .............................................................        (304,183)       (168,480)
      Maturities and sales of investments ..................................................         147,048         437,516
      Purchases of other non-current assets.................................................              --          (2,065)
      Proceeds from sale of property and equipment .........................................              --           4,560
      Acquisitions, net of cash acquired ...................................................              --        (111,012)
                                                                                                   ---------       ---------
Net cash provided by (used in) in investing activities .....................................        (187,173)        131,458
                                                                                                   ---------       ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net ..........................................          39,469          22,866
      Proceeds from issuance of common stock by subsidiaries ...............................          37,736              --
      Principal payments on long-term debt .................................................          (3,856)        (21,780)
                                                                                                   ---------       ---------
Net cash provided by financing activities ..................................................          73,349           1,086
                                                                                                   ---------       ---------
Effect of exchange rate changes on cash and cash equivalents ...............................            (440)         (1,607)
                                                                                                   ---------       ---------
Net increase (decrease) in cash and cash equivalents .......................................         (78,877)        237,892
Cash and cash equivalents at beginning of period ...........................................         221,801         201,873
                                                                                                   ---------       ---------
Cash and cash equivalents at end of period .................................................       $ 142,924       $ 439,765
                                                                                                   =========       =========





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                    EBAY INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   The Company

      eBay Inc. ("eBay") was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of June 30, 2001, eBay had operations in the United States, Australia, Austria, Belgium, Brazil, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Portugal, South Korea, Spain, Sweden, Switzerland and the United Kingdom. eBay pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. eBay has extended its online offerings to include regional and international trading, autos, "premium" priced items and through Half.com, eBay Stores and our "Buy it Now" features, now offers fixed-price functionality. eBay also engages in the traditional auction business through its subsidiaries, Butterfields Auctioneers Corporation ("Butterfields") and Kruse International ("Kruse") and in online payment processing through its Billpoint, Inc. ("Billpoint") subsidiary.

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

  Basis of presentation

      The accompanying condensed consolidated financial statements as of December 31, 2000 and June 30, 2001, and for the three and the six months ended June 30, 2000 and 2001, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly eBay's financial position, as of June 30, 2001, the results of operations for the three and the six months ended June 30, 2000 and 2001, and cash flows for the six months ended June 30, 2000 and 2001. These condensed consolidated financial statements and notes thereto should be read in conjunction with eBay's audited consolidated financial statements and related notes included in eBay's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001.

   Principles of consolidation

       The accompanying condensed financial statements include the financial statements of eBay and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Reclassifications

       Certain prior period balances have been reclassified to conform to the current period presentation.

                                    EBAY INC.

                                   (UNAUDITED)


   Derivative instruments

      Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended, requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," that requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will have to be evaluated against these new criteria and may result in certain intangible assets being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method.

       In July 2001, the Financial Accounting Standards Board issued and SFAS No. 142, "Goodwill and Other Intangible Assets," that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. This Statement is effective for fiscal years beginning after December 15, 2001. eBay is currently evaluating the effect that adoption of this Statement will have on its results of operations and financial position. eBay will adopt SFAS No. 142 effective January 1, 2002, which will result in the elimination of goodwill amortization.

                                    EBAY INC.

                                   (UNAUDITED)

NOTE 2--NET INCOME PER SHARE:

      Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net income per share to the extent such shares are dilutive.

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------     -------------------------
                                                                            2000           2001            2000           2001
                                                                        ------------   ------------     ----------     ----------
Numerator:
      Net income available to common stockholders ....................    $   7,459        $ 24,608       $  9,217       $ 45,675
                                                                          =========        ========       ========       ========

Denominator:
      Weighted average shares ........................................      267,630         271,044        266,297        269,999
      Weighted average common shares subject to repurchase ...........      (17,802)         (3,969)       (20,068)        (5,037)
                                                                          ---------        --------       --------       --------
      Denominator for basic calculation ..............................      249,828         267,075        246,229        264,962

Weighted average effect of dilutive securities:
      Warrants .......................................................           94              94             94             94
      Weighted average common shares subject to repurchase............       17,802           3,969         20,068          5,037
      Incremental shares from employee stock options .................       12,759          12,444         14,476         11,052
                                                                          ---------        --------       --------       --------
      Denominator for diluted calculation ............................      280,483         283,582        280,867        281,145
                                                                          =========        ========       ========       ========
Net income per share:
      Basic ..........................................................    $    0.03        $   0.09       $   0.04       $   0.17
                                                                          =========        ========       ========       ========
      Diluted .......................................................     $    0.03        $   0.09       $   0.03       $   0.16
                                                                          =========        ========       ========       ========

NOTE 3--ACQUISITIONS:

   Internet Auction Acquisition

      On February 15, 2001, eBay acquired a majority interest in Internet Auction Co., Ltd., a South Korean company ("Internet Auction") for $120.8 million in cash and incurred $1.2 million of direct acquisition costs. Internet Auction introduced person-to-person trading in Korea when it launched in April 1998. Shares of Internet Auction are listed on the KOSDAQ. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Internet Auction have been included in eBay's consolidated financial statements from February 15, 2001. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed of Internet Auction based upon management's estimates using a valuation report prepared by an independent third party valuation consultant. Identifiable intangible assets are amortized using estimated useful lives ranging from two to five years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $82.7 million has been recognized as goodwill and is being amortized over five years. See Note 1-Recent accounting pronouncements.

                                    EBAY INC.

                                   (UNAUDITED)

      The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets.............................................................        $  67,670
Identifiable intangible assets .................................................            9,000
Deferred tax liability..........................................................           (3,600)
Goodwill........................................................................           82,691
Minority interest...............................................................          (33,834)
                                                                                        ---------
      Aggregate purchase price..................................................        $ 121,927
                                                                                        =========

   iBazar S.A. Acquisition

      On May 18, 2001, eBay completed its acquisition of iBazar S.A. ("iBazar") in a transaction accounted for as a purchase business combination. iBazar is a French-based corporation that introduced online person-to-person trading in France and at the time of the acquisition had websites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain and Sweden. As consideration for the acquisition, eBay issued shares in a Belgian subsidiary exchangeable for 2,045,054 shares of eBay common stock valued at $120.4 million, paid $2.3 million in cash to certain shareholders and incurred acquisition-related costs of approximately $2.9 million. The shares issued in the acquisition have been valued in accordance with Emerging Issue Task Force Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination ("EITF 99-12"). In accordance with EITF 99-12, eBay has established that the first date on which the number of eBay's shares and the amount of other consideration became fixed was May 18, 2001. EITF 99-12 precludes the use of any share prices subsequent to the consummation date of a transaction, and accordingly, eBay has valued the transaction using the average closing price of eBay shares for the five days prior to and including the closing date of May 18, 2001. The aggregate purchase price of approximately $125.6 million has been allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

      Tangible assets were valued at their respective carrying amounts as management believes that these amounts approximate their current fair values. The valuation of the identifiable intangible assets acquired was based on management's estimates using a preliminary valuation report prepared by an independent third party valuation consultant and consists of customer base, assembled workforce, developed technology and trade names. Identifiable intangible assets are amortized using estimated useful lives ranging from two to five years. eBay also identified certain assets as held for sale and valued these assets based on the expected sale proceeds adjusted for losses expected to be incurred during the holding period.

      In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, eBay has established plans to exit certain activities of iBazar and to involuntarily terminate certain iBazar employees. In accordance with this exit plan, approximately $2 million has been accrued for the estimated costs associated with severance, contract terminations and financial advisory and legal fees and has been included in net tangible assets. As of June 30, 2001, no costs have been charged against this liability.

      The excess of the purchase price over the value of the tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill and is being amortized over five years. See Note 1- Recent accounting pronouncements.

      The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets.............................................................        $   4,696
Identifiable intangible assets .................................................            2,140
Deferred tax liability..........................................................             (856)
Goodwill........................................................................          119,606
                                                                                        ---------
      Aggregate purchase price..................................................        $ 125,586
                                                                                        =========

                                    EBAY INC.

                                   (UNAUDITED)

      Pro forma financial information

      The following unaudited pro forma financial information presents the combined results of eBay, Internet Auction and iBazar as if the acquisitions had occurred as of the beginning of 2000 and 2001, respectively, after giving effect to certain adjustments, including amortization of goodwill and other acquisition related transactions (in thousands except per share amounts):


                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                                -------------------------
                                                                                                    2000         2001
                                                                                                -----------    ---------
Net revenues..............................................................................        $ 187,814    $ 339,749
                                                                                                  =========    =========
Net income (loss).........................................................................        $ (10,697)   $  27,908
                                                                                                  =========    =========
Net income (loss) per share:
      Basic...............................................................................        $   (0.04)   $    0.11
                                                                                                  =========    =========
      Diluted.............................................................................        $   (0.04)   $    0.10
                                                                                                  =========    =========

      The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay, Internet Auction and iBazar constituted a consolidated entity during such periods. See Note 1- Recent accounting pronouncements


NOTE 4--SEGMENT INFORMATION:

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision-maker in order to allocate resources and in assessing performance.

      eBay has two primary reporting segments: online trading services, consisting primarily of the eBay, Billpoint and Half.com web-based trading platforms and offline, which includes the traditional auction services of Butterfields and Kruse.

      Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information and overall materiality considerations. Segment performance measurement is based on operating income before amortization of acquired intangible assets, merger related costs, stock-based cost and expenses, impairment of certain equity investments and payroll tax on employee stock options.

The operating information for the two reporting segments are as follows (in thousands):

                                                                              THREE MONTHS ENDED JUNE 30,
                                                           -----------------------------------------------------------------------
                                                                           2000                             2001
                                                           ----------------------------------  -----------------------------------
                                                             ONLINE    OFFLINE   CONSOLIDATED    ONLINE    OFFLINE   CONSOLIDATED
                                                           ---------  --------   ------------  ---------   --------  ------------
Net revenues from external customers......................   $88,615   $9,537      $ 98,152    $ 170,000   $ 10,905    $180,905
                                                           =========  ========    =========    =========   ========   =========

Operating income (loss) before amortization of acquired
   intangible assets, merger related costs, stock-based
   cost and expenses, impairment of certain equity
   investments and payroll tax on employee stock options..   $ 6,747   $(1,902)    $  4,845     $ 43,476     $1,634    $  45,110
Interest and other income and expense,net.................    11,216       216       11,432       10,127         20       10,147
Interest expense..........................................      (474)     (564)      (1,038)        (249)      (710)        (959)
Amortization of acquired intangible assets, merger
   related costs, stock-based cost and expenses and
   payroll tax on employee stock options.................     (2,646)     (728)      (3,374)      (9,578)       (78)      (9,656)
                                                             --------   -------     --------    ---------    -------    --------
Income (loss) before income taxes and
   minority interests.....................................   $ 14,843   $(2,978)    $ 11,865    $ 43,776     $  866     $ 44,642
                                                             ========   =======     ========    ========     ======     ========


                                                                               SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------------------------------------------------
                                                                           2000                             2001
                                                           ----------------------------------  -----------------------------------
                                                             ONLINE    OFFLINE   CONSOLIDATED    ONLINE    OFFLINE   CONSOLIDATED
                                                           ---------  --------   ------------  ---------   --------  ------------
Net revenues from external customers......................  $166,011   $18,028     $ 184,039   $ 317,361    $17,634    $334,995
                                                            ========   =======     =========   =========    =======    ========
Operating income (loss) before amortization of acquired
   intangible assets, merger related costs, stock-based
   cost and expenses, impairment of certain equity
   investments and payroll tax on employee stock options..    $3,178   $(2,697)        $ 481    $ 79,924     $  167    $ 80,091
Interest and other income and expense, net................    22,213       341        22,554      24,777        348      25,125
Impairment of certain equity investments..................        --        --            --      (9,921)        --      (9,921)
Interest expense..........................................      (748)   (1,136)       (1,884)       (551)    (1,120)     (1,671)
Amortization of acquired intangible assets, merger
   related costs, stock-based cost and expenses and
   payroll tax on employee stock options..................    (5,728)     (806)       (6,534)    (13,774)      (158)    (13,932)
                                                            --------   -------     ---------    --------     ------    --------
Income (loss) before income taxes and
   minority interests.....................................  $ 18,915   $(4,298)    $  14,617    $ 80,455     $ (763)   $ 79,692
                                                            ========   =======     =========    ========     ======    ========


                                                                    DECEMBER 31, 2000                   JUNE 30, 2001
                                                           ----------------------------------  -----------------------------------
                                                             ONLINE    OFFLINE   CONSOLIDATED     ONLINE    OFFLINE   CONSOLIDATED
                                                           ----------  --------   ------------  ----------   --------  ------------
Total assets.............................................. $1,084,909  $ 97,494    $1,182,403   $1,378,644    $97,013   $1,475,657
                                                           ==========  ========    ==========   ==========    =======   =========

                                    EBAY INC.

                                   (UNAUDITED)

NOTE 5--INVESTMENTS:

      At December 31, 2000 and June 30, 2001, short and long-term investments are composed as follows (in thousands):



                                                                                            DECEMBER 31, 2000
                                                                      --------------------------------------------------------------
                                                                                          GROSS           GROSS
                                                                          GROSS         UNREALIZED     UNREALIZED      ESTIMATED
                                                                      AMORTIZED COST      GAINS          LOSSES        FAIR VALUE
                                                                     ---------------   -----------     ----------     ------------
Short-term investments:
      Municipal bonds and notes................................        $    112,488      $     15       $  (116)        $112,387
      Corporate securities.....................................              21,193            70            --           21,263
      Government securities....................................             219,674           842            --          220,516
                                                                       ------------      --------       -------         --------
           Total                                                       $    353,355      $    927       $  (116)        $354,166
                                                                       ============      ========       =======         ========

Long-term investments:
      Municipal bonds and notes................................        $    141,861      $     69       $  (269)        $141,661
      Government securities....................................             151,732           694           (81)         152,345
      Equity instruments and other.............................              54,505            --        (3,924)          50,581
                                                                       ------------      --------       -------         --------
           Total                                                       $    348,098      $    763       $(4,274)        $344,587
                                                                       ============      ========       =======         ========


                                                                                              JUNE 30, 2001
                                                                      --------------------------------------------------------------
                                                                                          GROSS           GROSS
                                                                          GROSS         UNREALIZED     UNREALIZED      ESTIMATED
                                                                      AMORTIZED COST      GAINS          LOSSES        FAIR VALUE
                                                                     ---------------   ----------     ----------     ------------
Short-term investments:
      Municipal bonds and notes................................          $160,748        $1,005          $ (7)         $161,746
      Corporate securities.....................................             8,986            56            --             9,042
      Government securities....................................            47,445           214            --            47,659
      Time deposits and other..................................            28,026            --            --            28,026
                                                                         --------        ------         -----          --------
           Total                                                         $245,205        $1,275          $ (7)         $246,473
                                                                         ========        ======         =====          ========

Long-term investments:
      Municipal bonds and notes................................          $ 26,010        $  213         $  (8)         $ 26,215
      Government securities....................................           185,094           690           (18)          185,766
      Equity instruments and other.............................            25,491            --          (434)           25,057
                                                                         --------        ------         -----          --------
           Total                                                         $236,595        $  903         $(460)         $237,038
                                                                         ========        ======         =====          ========

      As of December 31, 2000 and June 30, 2001, long-term investments include restricted cash and investments of $126,390 and $129,467, respectively. With the exception of restricted cash, investments are generally classified as held to maturity.

      The estimated fair values of short and long-term investments at June 30, 2001, classified by date of contractual maturity are as follows (in thousands):

                                                                                        JUNE 30, 2001
                                                                                        -------------

Due within one year or less.........................................................     $    246,473
Due after one year through two years................................................           46,417
Due after two years through three years.............................................           34,261
Due after three years through four years............................................           11,054
Restricted cash and investments expiring in less than five years....................          129,467
Equity investments..................................................................           15,839
                                                                                         ------------
                                                                                         $    483,511
                                                                                         ============

      In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our equity investments were

                                    EBAY INC.

                                   (UNAUDITED)



other than temporary. Accordingly, during the six months ended June, 30, 2001, eBay recorded an impairment charge of $9.9 million relating to the other than temporary impairment in the fair value of these equity investments.

NOTE 6--DERIVATIVE INSTRUMENTS:

      eBay monitors and manages its financial exposures as an integral part of its overall risk-management program. eBay uses derivative instruments to minimize earnings fluctuations that may arise from volatility in U.S. interest rates. eBay entered into two interest rate swaps on June 19 and July 20, 2000 with notional amounts of $45 million and $50 million that allow eBay to receive floating rate receipts based on London Interbank Offering Rate ("LIBOR") in exchange for making fixed rate payments of approximately 7% of the notional amount. These interest rate swaps were designated as cash flow hedging instruments to effectively reduce the impact of changes in interest rates on a portion of the floating rate operating lease payments relating to eBay's corporate office facilities. The fair value of the interest rate swaps as of June 30, 2001 was an unrealized loss of $5.6 million.

      During the six months ended June 30, 2001, the ineffective portion of the interest rate swaps was not material. During the six months ended June 30, 2001, $770,000 of losses on the interest rate swaps were classified to other comprehensive income. The derivative losses reclassified into rent expense were offset by decreases in rent expense relating to the operating lease. At June 30, 2001, eBay expects to reclassify $1.8 million of losses, net of tax, on the interest rate swaps from accumulated other comprehensive income to rent expense during the next twelve months.

      eBay adopted SFAS No. 133, as amended, as of January 1, 2001. Upon adoption, the cumulative effect on net income and other comprehensive income of this change in accounting method relating to the interest rate swaps was a gain of approximately $650,000 included in other income and expense, net, and a loss of approximately $2.6 million, respectively, net of tax.

      In addition to the interest rate swaps used in the cash flow hedging strategy described above, eBay owns equity warrants and other similar rights in certain companies as part of eBay's strategic investment strategy. These equity rights are accounted for as derivative instruments under SFAS No. 133 and the changes in fair value of these instruments are reflected in current period earnings in the financial statement line interest and other income and expense, net.

NOTE 7--CONTINGENCIES:

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

                                    EBAY INC.

                                   (UNAUDITED)



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

OVERVIEW

      We pioneered online person-to-person trading by developing a global online trading platform that helps practically anyone buy or sell practically anything. Our service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully automated, topically arranged, intuitive and easy-to-use online service that is available seven days a week. We have extended our online offerings to include regional and international trading, autos, "premium" priced items and through Half.com, eBay Stores and our "Buy it Now" features, we now offers fixed-price functionality. Additionally, Billpoint provides online billing and payment solutions. We also have a traditional auction business, also called offline trading, through our Butterfields and Kruse subsidiaries.

      A substantial portion of our revenues are derived from fees and commissions associated with online and offline trading services. Online revenue is primarily derived from listing fees, feature fees and final value fees paid by the sellers, and commissions paid by buyers for certain "premium" priced items. Sellers pay a placement fee, and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. In addition, we generate fees from payment services provided by Billpoint and fixed price trading by Half.com. We also generate revenue from third party advertising and end-to-end services and promotions. Although we expect these end-to-end and direct advertising revenues to increase in the future, they are subject to considerable uncertainty. See "Risk Factors -- Our revenue from third party advertising and end-to-end services and promotons is subject to factors beyond our control." Offline revenue is derived from a variety of sources, including sellers' commissions, buyers' premiums, bidder registration fees and auction-related services, including appraisal and authentication. We expect that the online business will continue to represent the majority of revenue growth in the foreseeable future.

ACQUISITIONS

   Internet Auction Acquisition

      On February 15, 2001, eBay acquired a majority interest in Internet Auction Co., Ltd., a South Korean company ("Internet Auction") for $120.8 million in cash and incurred $1.2 million of direct acquisition costs. Internet Auction introduced person-to-person trading in Korea when it launched in April 1998. Shares of Internet Auction are listed on the KOSDAQ. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Internet Auction have been included in eBay's consolidated financial statements from February 15, 2001. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed of Internet Auction based upon management's estimates using a valuation report prepared by an independent third party valuation consultant. Identifiable intangible assets are amortized using estimated useful lives ranging from two to five years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $82.7 million has been recognized as goodwill and is being amortized over five years. See Note 1 -- "Recent accounting pronouncements," in the notes to condensed consolidated financial statements.

   iBazar S.A. Acquisition

      On May 18, 2001, eBay completed its acquisition of iBazar S.A. ("iBazar") in a transaction accounted for as a purchase business combination. iBazar, a French-based corporation that introduced online person-to-person trading in France and at the time of the acquisition had websites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain and Sweden. As consideration for the acquisition, eBay issued shares in a Belgian subsidiary exchangeable for 2,045,054 shares of eBay common stock valued at $120.4 million, paid $2.3 million in cash to certain shareholders and incurred acquisition-related costs of approximately $2.9 million. The shares issued in the acquisition have been valued in accordance with Emerging Issue Task Force Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination ("EITF 99-12"). In accordance with EITF 99-12, eBay has established that the first date on which the number of eBay's shares and the amount of other consideration became fixed was May 18, 2001. EITF 99-12 precludes the use of any share prices subsequent to the consummation date of a transaction, and accordingly, eBay has valued the transaction using the average closing price of eBay shares for the five days prior to and including the closing date of May 18, 2001. The aggregate purchase price of approximately $125.6 million has been allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

      Tangible assets were valued at their respective carrying amounts as management believes that these amounts approximate their current fair values. The valuation of the identifiable intangible assets acquired was based on management's estimates using a preliminary valuation report prepared by an independent third party valuation consultant and consists of customer base, assembled workforce, developed technology and trade names. Identifiable intangible assets are amortized using estimated useful lives ranging from two to five years. eBay also identified certain assets as held for sale and valued these assets based on the expected sale proceeds adjusted for losses expected to be incurred during the holding period.

      In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, eBay has established plans to exit certain activities of iBazar and to involuntary terminate certain iBazar employees. In accordance with this exit plan, approximately $2 million has been accrued for the estimated costs associated with severance, contract terminations and financial advisory and legal fees and has been included in net tangible assets. As of June 30, 2001, no costs have been charged against this liability.

      The excess of the purchase price over the value of the tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill and is being amortized over five years. See Note 1 -- "Recent accounting pronouncements," in the notes to condensed consolidated financial statements.

RESULTS OF OPERATIONS

      It is difficult for us to forecast revenues or earnings accurately, and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we recognize the seasonal nature of our business because many of our users reduce their activities on our websites during the Thanksgiving and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our shift to more "practical" items may cause our seasonal patterns to look more like those of a typical retailer. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

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

   Net Revenues

        We derive revenue from a variety of sources, including listing, success and featured item fees, third party advertising, and end-to-end services and promotions. In addition, we derive commissions and rental income from our traditional offline auction operations. Our net revenues increased by 84.2% from $98.2 million for the three months ended June 30, 2000, to $180.9 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, net revenues increased from $184.0 million to $335.0 million, or 82.0%, compared to the six months ended June 30, 2000. The successive year over year growth from 2000 to 2001, was predominantly the result of increased use of our websites, reflected in the growth in the number of registered users, listings and gross merchandise sales as well as increased third party advertising revenues. Fee increases in the U.S. on January 31, 2001 and fee increases in various other international locations, combined with the consolidation of revenues from Internet Auction and iBazar, had a positive impact on revenues for the quarter. Revenues from third party advertising during the three months ended June 30, 2001, account for 10% of net revenues, up from 2% for the same period of 2000 and up from 8% for the three months ended March 31, 2001. For the six months ended June 30, 2001, third party advertising accounted for 9% of net revenues, compared to 2% for the same period of 2000. These revenues have increased primarily as a result of our strategy to increase site monetization through our partnership with AOL Time Warner. However, we continue to view our business as primarily transaction driven and over the longer term we do not expect advertising revenues to significantly increase as a percentage of total net revenues. International revenues accounted for 14% and 6% of net revenues during the three month periods ended June 30, 2001 and 2000, respectively, and 13% and 6% of net revenues during the six months ended June 30, 2001 and 2000, respectively. We expect the trend of increasing international revenues to continue as we build out our worldwide marketplace. Year to date, offline revenues were comparable to the previous year, however, for the three months ended June 30, 2001, our Butterfields subsidiary increased net revenues compared to the comparable period in 2000 primarily due increased auction revenues. We expect that future revenue growth will be largely driven by the growth of online services.

   Cost of Net Revenues

      Cost of net revenues for online operations consists primarily of costs associated with customer support and site operations and includes employee and facilities costs for customer support and site operations personnel, ISP connectivity charges and depreciation on site equipment. Cost of net revenues in traditional auction operations primarily includes compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased in absolute dollars but decreased as a percentage of net revenues from $24.2 million or 24.7% of net revenues to $32.9 million or 18.2% of net revenues for the three months ended June 30, 2000 and 2001. For the six months ended June 30, 2001, cost of net revenues increased in absolute terms from $47.6 million to $59.9 million but decreased as a percentage of net revenues from 25.9% to 17.9% as compared to the six months ended June 30, 2000. The increases in absolute dollars in expenditures were due almost entirely to our online businesses, and resulted from the continued development and expansion of our customer support and site operations departments, depreciation of the equipment required for site operations, software licensing fees and ISP connectivity charges. The decrease in cost of net revenues as a percentage of net revenues from 2000 to 2001, resulted from improved productivity and cost management in customer support and site operations and increases in higher gross margin businesses such as autos, end-to-end trading solutions and advertising. As a result of these efficiencies, we expect the cost of net revenues to increase in absolute dollars but remain above 80% as a percentage of net revenues throughout the remainder of 2001.

   Sales and Marketing

      Our sales and marketing expenses for both the online and traditional auction businesses are comprised primarily of compensation for our sales and marketing personnel, advertising, tradeshow and other promotional costs, employee and facilities costs. Sales and marketing expenses increased in absolute dollars but decreased as a percentage of sales from $37.1 million or 37.8% of net revenues to $60.1 million or 33.2% of net revenues for the three months ended June 30, 2000 and 2001. For the six months ended June 30, 2001, sales and marketing increased in absolute dollars but decreased as a percentage of sales from $76.6 million or 41.6% of net revenues to $115.7 million or 34.5% of net revenues as compared to the six months ended June 30, 2000. The successive year over year growth from 2000 to 2001 was primarily the result of growth in online and traditional advertising, including expenses for various marketing agreements, personnel related costs, costs associated with the use of outside services and consultants and miscellaneous user and promotional costs.

      Online sales and marketing expenses are expected to increase in absolute dollars for the remainder of 2001. We expect to build our brand further with continued advertising delivered under our strategic alliances with various third parties and the expansion of international advertising. Sales and marketing expenses in the traditional auction businesses are expected to remain comparable with historic levels.

   Product Development

      Product development expenses consist primarily of compensation for our product development staff, payments to outside contractors, depreciation on equipment used for development, employee and facilities costs. Our product development expenses increased from $13.6 million or 13.9% of net revenues to $17.7 million or 9.8% of net revenues for the three months ended June 30, 2000 and 2001. For the six months ended June 30, 2001, product development increased in absolute dollars but decreased as a percentage of sales from $25.9 million or 14.1% of net revenues to $33.4 million or 10.0% of net revenues as compared to the six months ended June 30, 2000. The year-over-year growth in product development cost from 2000 to 2001 was primarily the result of an increase in personnel-related costs as we increased the size of our product development staff, expenses related to contractors and consultants employed within product development departments and maintenance and depreciation for equipment used in research and development. The year over year increase also resulted from the growth of product development expenses at our Half.com subsidiary. Product development expenses are expected to increase in absolute dollars during future periods primarily from personnel additions, the continued impact of investments in our fixed price and payment businesses, additional depreciation costs as we continue to purchase equipment to improve and expand domestic and international operations and certain costs associated with the development of our next generation architecture.

   General and Administrative

      General and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts, employee and facilities costs. Our general and administrative expenses increased from $20.6 million or 21.0% of net revenues to $25.6 million or 14.2% of net revenues for the three months ended June 30, 2000 and 2001. For the six months ended June 30, 2001, general and administrative costs increased in absolute terms from $37.6 million to $46.9 million but decreased as a percentage of net revenues from 20.4% to 14.0% as compared to the six months ended June 30, 2000. The year-over-year increases resulted from growth in personnel-related expenses to meet the demands of our expanding business, including operations in new countries and the integration of new businesses, fees for professional services, employee and facilities costs. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to invest in the infrastructure that is necessary to manage our business.

   Payroll Tax on Employee Stock Options

      We are subject to employer payroll taxes on certain employee exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period such options are exercised and sold based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period in which the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

   Amortization of Acquired Intangible Assets

      From time to time we have purchased, and expect to continue purchasing, assets or businesses to support our leadership role in online trading. These purchases may result in the creation of intangible assets and lead to a corresponding increase in related amortization expense. Our amortization of acquired intangible assets increased from $340,000 or 0.3% of net revenues to $8.8 million or 4.9% of net revenues for the three months ended June 30, 2000 and 2001. For the six months ended June 30, 2001, amortization of acquired intangible assets increased from $615,000 or 0.3% of net revenues to $12.2 million or 3.6% of net revenues as compared to the six months ended June 30, 2000. The increase resulted primarily from our purchase of a majority interest in Internet Auction and the acquisition of iBazar. We expect the amortization of intangible assets to continue to increase in 2001 due to on-going amortization related to Internet Auction and iBazar.

       In July 2001, the Financial Accounting Standards Board issued and SFAS No. 142 "Goodwill and Other Intangible Assets" that requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceed their fair values. This Statement is effective for fiscal years beginning after December 15, 2001, and eBay is currently evaluating the effect that adoption of this Statement will have on its results of operations and financial position. eBay will adopt SFAS No. 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill.

   Interest and Other Income and Expense, Net

      Interest and other income and expense, net consists of interest earned on cash, cash equivalents and investments and foreign exchange transaction gains and losses. Our interest and other income and expense, net decreased from $11.4 million or 11.6% of net revenues for the three months ended June 30, 2000 to $10.1 million or 5.6% of net revenues for the three months ended June 30, 2001, primarily as a result of the decrease in the average invested balance due to the cash purchase of a majority interest in Internet Auction. Interest and other income and expense, net increased from $22.6 million to $25.1 million from the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, primarily as a result of the increase in the average balance that was invested during the first three months of 2001.

   Impairment of Certain Equity Investments

      As part of our overall business strategy, we have invested and will continue to invest in companies that we consider to be of strategic value. Due to the general downturn in the economy and the financial difficulties that some of these companies have experienced, we have concluded that the reduction in the fair value of certain of these investments was other than temporary and recorded an impairment charge of $9.9 million during the three months ended March 31, 2001, which are reflected in the operating results for the six months ended June 30, 2001.

   Interest Expense

      Interest expense consists of interest paid on short-term and long-term borrowings. Interest expense remained fairly constant and only decreased slightly from $1.0 million or 1.0% of net revenues to $959,000 or 0.5% of net revenues for the three months ended June 30, 2000 and 2001, respectively, and from $1.9 million or 1.0% of net revenues to $1.7 million or 0.5% of net revenues for the six months ended June 30, 2000 and 2001, respectively.

   Provision for Income Taxes

      Our effective income tax rates were 42.0% and 46.4% in the three months ended June 30, 2000 and 2001, respectively, and 42.0% and 44.6% in the six months ended June 30, 2000 and 2001, respectively. The increase in the effective rate for the three and six months ended June 30, 2001, compared to the same period last year is primarily due to certain nondeductible expenses related to acquisitions and is partially offset by income from operations in foreign jurisdictions with lower effective tax rates. The provision for income taxes for both periods differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, tax exempt interest income and nondeductible expenses. We receive tax deductions from gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of paid-in capital. We have provided a valuation allowance on the deferred tax assets relating to these stock option deductions.

   Stock-Based Compensation

      In connection with granting certain stock options from May 1997 through May 1999, we recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the related options. In connection with certain stock options granted by companies that we subsequently acquired, we recorded unearned compensation totaling $9.3 million. Amortization of unearned stock compensation was approximately $1.4 million for the three months ended June 30, 2000, $450,000 for the three months ended June 30, 2001 and $3.4 million and $1.4 million respectively for the six months ended June 30, 2000 and 2001, respectively. As of June 30, 2001, unearned compensation totaling $4.2 million was recorded as a component of stockholders' equity and will be amortized as a charge against earnings over the remaining vesting period of the related options.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, eBay has financed operations primarily from net cash generated from operating activities. We obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and proceeds from our initial and follow-on public offerings.

      Net cash provided by operating activities was $35.4 million and $107.0 million for the six months ended June 30, 2000 and 2001, respectively. Net cash provided by operating activities resulted primarily from our net income before non-cash charges for depreciation and amortization, tax benefit from employee stock options and impairment of certain equity investments offset by changes in assets and liabilities, primarily accounts receivable.

      Net cash used in investing activities was $187.2 million for the six months ended June 30, 2000, and net cash provided by investing activities was $131.5 million for the same period in 2001. In 2000, the primary use for invested cash in the periods presented was purchases of investments, property and equipment. In 2001, net cash provided by the maturity of certain short-term investments was partially offset by the cash paid for the acquisition of a majority interest in Internet Auction.

      Net cash provided by financing activities was $73.3 million for the six months ended June 30, 2000 and $1.1 million for the same period in 2001. In 2000, net cash provided in financing activities resulted primarily from the issuance of common stock to third parties by our subsidiaries and the sale of common stock under employee stock option plans. In 2001, net cash provided in financing activities primarily resulted from the issuance of common stock under employee benefits plans.

      We had no material commitments for capital expenditures at June 30, 2001, but expect such expenditures to approximate $43 million throughout the remainder of 2001, without taking into account any acquisitions. Of the $43 million, approximately $18 million has been allocated to capital expenditures relating to hardware and software for the development of our new architecture. The remaining balance will be used primarily for computer equipment, furniture and fixtures and leasehold improvements. In August 2001, we amended our Interactive Marketing and Advertising Representation agreements with AOL Time Warner. The amendments extend the term of the relationship through March 2004, provide additional exclusivity for AOL Time Warner and do not result in a material change to our projected operating results and liquidity. In February 2000, we signed a promotional agreement with certain affiliates of The Walt Disney Company ("Disney") then known as GO.com. GO.com was subsequently reorganized by Disney and we have renegotiated our agreement. The revised agreement does not result in a material change to our projected operating results and liquidity.

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

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," that requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will have to be evaluated against these new criteria and may result in certain intangible assets being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method.

       In July 2001, the Financial Accounting Standards Board issued and SFAS No. 142, "Goodwill and Other Intangible Assets," that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. This statement is effective for fiscal years beginning after December 15, 2001, and eBay is currently evaluating the effect that adoption of this Statement will have on its results of operations and financial position. eBay will adopt SFAS No. 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill.

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

        -       respond to changing legal environments in a variety of countries

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

        -       the cost and demand for advertising on our own websites;

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

      Our limited operating history and the increased variety of services offered on our sites, makes it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and almost all of our net revenues each quarter come from transactions for items that are listed and sold during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

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

      - Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites. If we are unable provide these operations in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our margins may decrease.

      - Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

      We must continue to hire, train and manage new employees at a rapid rate. The majority of our employees today have been with us less than one year and we expect that our rate of hiring will continue at a very high pace. If our new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.

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

      We are investing heavily in marketing and promotion, customer support, further development of our websites, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are enabling online sales as well as newer companies, many of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (e.g., fixed price, reverse auction, group buying, etc.) may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

Acquisitions could result in dilution, operating difficulties and other harmful consequences

      We have acquired a number of businesses, including our recently completed acquisitions of Half.com, Internet Auction and iBazar and may in the future acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

      - the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

      - in some cases, the need to transition operations onto the existing eBay platform.

      Prior to the four large acquisitions we made in 1999, we had almost no experience in managing this integration process. Many of our acquisitions to date have involved either family-run companies or very early stage companies, which may worsen these integration issues. Foreign acquisitions involve special risks, including those related to integration of operations across different cultures, currency risks and the particular economic and regulatory risks associated with specific countries. Moreover, the anticipated benefits of any or all of our acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

There are many risks associated with our international operations

      We are expanding internationally. In 1999, we acquired alando.de.ag, a leading online German personal trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we further expanded into Japan and formally launched our localized Canadian operations. In October 2000, we launched our French site. In January 2001, we launched our Italian site. In February 2001, we completed our acquisition of a majority interest in Internet Auction, and in May 2001, we completed our acquisition of iBazar, a French company with online trading operations in eight countries, primarily in Europe. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

      - regulatory requirements, including regulation of "auctions," that may limit or prevent the offering of our services in local jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit certain categories of goods or may limit the transfer of information between our foreign subsidiaries and ourselves;

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

      -    stronger local competitors;

      -    more stringent consumer and data protection laws;

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

Our revenue from third party advertising and end-to-end services and promotions is subject to factors beyond our control

      We are receiving revenues from end-to-end service providers and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. Recently, the pricing of online advertisements has deteriorated. Our direct advertising revenue is dependent in significant part on the performance of AOL's sales force, which we do not control. These revenues have become increasingly important to us. Reduction in these revenues, whether due to the softening of the demand for online advertising in general or particular problems facing parties with whom we have commercial relationships, would adversely affect our results.

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

Our business may be harmed by the listing or sale by our users of pirated or counterfeit items

      We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have sought to work actively with the content community to eliminate infringing listings on our websites, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of third-party intellectual property rights have in the past and may in the future result in litigation against us. Such litigation is costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. See "--Government inquiries may lead to charges or penalties," "Legal Proceedings" and "--We are subject to intellectual property and other litigation."

Our business may be harmed by fraudulent activities on our websites

      Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited reimbursement program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies. See "--Government inquiries may lead to charges or penalties."

Government inquiries may lead to charges or penalties

      On January 29, 1999, we received initial requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our websites. We were informed that the inquiry includes an examination of our practices with respect to these transactions. We have continued to provide further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter.

      On March 24, 2000, Butterfields received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting documents relating to, among other things, changes in Butterfields' seller commissions and buyer premiums and discussions, agreements or understandings with other auction houses, in each case since 1992. We believe this request may be related to a publicly reported criminal case against certain auction houses for price fixing. We have provided the information requested in the subpoena.

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

      We are subject to laws relating to the use and transfer of personally identifiable information about our users and their transfers, especially outside of the U.S. Violation of these laws, which in many cases apply not only to third-party transfers but also to transfers of information between ourselves and our subsidiaries and between ourselves, our subsidiaries and our commercial partners could subject us to significant penalties and negative publicity and could adversely affect our company.

Third parties or governmental agencies may view our behavior as anti-competitive

      Third parties have in the past and may in the future allege that actions taken by us violate the antitrust or competition laws of the U.S or other countries, or otherwise constitute unfair competition. Such claims typically are very expensive to defend, involve negative publicity and diversion of management time and effort and could result in significant judgment against us, all of which would adversely affect us.

      We have provided information to the antitrust division of the Department of Justice in connection with an inquiry into our conduct with respect to "auction aggregators" including our licensing program and a recently settled lawsuit against Bidder's Edge. Should the division decide to take action against us, or should the Department of Justice or any other antitrust agency open other investigations of our activities, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

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

      As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to sell certain types of goods (e.g., real estate, boats, automobiles, etc.). These claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

      As we have expanded internationally, we have become subject to additional regulations, including regulations on the transmission of personal information. These laws may require costly changes to our business practices. If we are found to have violated any of these laws, we could be subject to fines or penalties, and our business could be harmed.

Companies that handle payments, including our subsidiaries Billpoint, Half.com. and Internet Auction, may be subject to additional regulation

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

We are subject to risks associated with information disseminated through our service

      The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Claims like these become more likely and have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this liability or asserted liability could harm our business.

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

      Other third parties have from time to time claimed, in some cases through litigation, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

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

      Substantially all of our computer hardware for operating our services (other than Half.com) currently is located at the facilities of Exodus Communications, Inc. in Santa Clara, California and AboveNet Communications, Inc in San Jose, California. The computer hardware for the Half.com service is located in the facilities of Level 3 Communications, Inc. in Philadelphia, Pennsylvania. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at any of the Exodus, AboveNet or Level 3 facilities could result in lengthy interruptions in our services. In addition, the failure by Exodus, AboveNet or Level 3 to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

      In addition, the trading price of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Notwithstanding a sharp decline in the prices of Internet stocks in general, the valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. This trading price and valuation may not be sustained. Negative changes in the public's perception of the prospects of Internet or e-commerce companies have in the past and may in future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

New and existing regulations could harm our business

      We are subject to the same foreign, federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the European Union's Directive on Distance Selling, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain. In addition, numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions.

      Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which we currently have a website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.) is necessary. Failure to comply could subject us to lawsuits, fines, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S.. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

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

We are dependent on the continued growth of online commerce

      The business of selling goods over the Internet, particularly through personal trading, is new and dynamic. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our websites require users to make publicly available personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

Our business may be subject to sales and other taxes

      We do not collect sales or other similar taxes on goods sold by users through our service. One or more states may seek to impose sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years. This tax moratorium is scheduled to end in October 2001 and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business. Any new taxes that may be promulgated should the internet tax moratorium not be extended could also harm our business.

We are dependent on key personnel

      Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key personnel. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. We have had some turnover of these personnel, and continued losses of these individuals could result in the loss of significant future business and would harm us. In addition, employee turnover and other labor problems frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships and the direction of the business. These labor issues maybe more severe if employees receive no significant financial return from the acquisition transaction, as has been the case with several of our recent acquisitions. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals, especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

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

Our market is intensely competitive

      Depending on the category of product, we currently or potentially compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. The Internet is a new, rapidly evolving and intensely competitive area. We expect competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. Our broad-based competitors include the vast majority of traditional department and general merchandise stores as well as emerging online retailers. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Costco, Office Depot, Staples, OfficeMax and Sam's Club as well as Amazon.com, Buy.com, AOL.com, Yahoo! shopping and MSN.

      In addition, we face competition from local, regional and national specialty retailers and exchanges in each of its categories of products. For example:

       Antiques: Christie's, eHammer, Sotheby's / Sothebys.com, Phillips (LVMH)

       Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

       Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

       Musical Instruments: Guitar Center, Sam Ash, Mars Music, Music123.com, Gbase.com, Harmony-Central.com

       Sports Memorabilia: Beckett's, Collectors Universe, Mastro, Leylands, Superior

       Toys, Bean Bag Plush: Amazon.com, KB Toys, ZanyBrainy.com, Wal-Mart.com

       Premium Collectibles: Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos / Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby's, Sothebys.com

       Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarPoint, Collectorcartraderonline.com, eClassics.com, Edmunds, CarsDirect.com, Hemmings, imotors.com, vehix.com, newspaper classifieds, used car dealers

       Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com

       Clothing: Bluefly.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Macy's, The Men's Wearhouse, Ross

       Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Egghead, Fry's Electronics, Gateway, The Good Guys, MicroWarehouse, Shopping.com, 800.com, Computer Discount Warehouse, PC Connection, computer and consumer electronics retailers

       Home & Garden: IKEA, Crate & Barrel, Home Depot, Pottery Barn, Ethan Allen, Frontgate, Burpee.com

       Jewelry: Ashford.com, Mondera.com

       Pottery & Glass: Just Glass, Pottery Auction, Go CollectSporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority, Sportsline.com

       Tickets: Ticketmaster, Tickets.com

       Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH

       Business-to-Business: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, Overstock.com, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, VerticalNet

      Additionally, we face competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales. Overseas, we face competition from Yahoo! Auctions in most countries and from a large number of regional and national competitors in each country.

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

Our business is dependent on the development and maintenance of the Internet infrastructure

      The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements or by "viruses", "worms" and similar programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service.

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

We may be unable to protect or enforce our own intellectual property rights adequately

      We regard the protection of our URLs, copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our URLs, trademarks and service marks in the U.S. and internationally. Effective copyright, service mark, trademark, trade dress and trade secret protection is very expensive to maintain and may require litigation. Protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our URLs in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, Microsoft and Sun Microsystems Inc., the suppliers of key database technologies, the operating system and specific hardware components for our service. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost.

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

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, longer dated securities are subject to greater interest rate risk than shorter dated securities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2001, our fixed income investments earned a pretax yield of approximately 5.1% and had a weighted average maturity of 0.2 years. If interest rates were to instantaneously increase (decrease) by 100 basis points using a duration modeling technique, the fair market value of the total investment portfolio could decrease (increase) by approximately $1.9 million. Assuming an average investment balance of $750 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of $7.5 million annually.

      We entered into two interest rate swaps on June 19 and July 20, 2000 with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. The interest rate swaps allow for us to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments. This effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease. Of the $126.4 million operating lease, the interest rate is fixed on $95 million, with the balance of $31.4 million remaining at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our lease payments would increase (decrease) by $78,000 per quarter.

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

      Other third parties have from time to time claimed, in some cases through litigation, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and we expand into jurisdictions where the underlying laws with respect to the potential liability of our online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

      From time to time, we are involved in disputes arise in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 18, 2001, we completed our previously announced acquisition of iBazar S.A., a French company that introduced online person-to-person trading in France and currently has websites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain and Sweden. iBazar was acquired pursuant to a Contribution Agreement, dated February 21, 2001, by and among eBay, a wholly-owned Belgian subsidiary of eBay ("eBay Sub") and seven shareholders of iBazar (collectively, the "Shareholders"). In exchange for the contribution of the Shareholders' shares of iBazar to eBay Sub, we issued shares in eBay Sub exchangeable for 2,045,054 shares of our common stock. This transaction was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

      On June 1, 2001, we issued 24,194 shares of our common stock to John Slocum, the former owner of Blackthorne Software, as a portion of the consideration for the sale to us in December 1999 of the Blackthorne business. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) or Rule 505 of the rules and regulations thereunder.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Stockholders on May 25, 2001. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. The two directors proposed by eBay for re-election were elected to new, three-year terms by the following vote:

DIRECTOR NAME                     DIRECTOR SHARES VOTED FOR           SHARES WITHHELD AUTHORITY
-------------                     -------------------------           -------------------------
Philippe Bourguignon                     246,174,605                           216,773
Margaret C. Whitman                      234,475,302                        11,916,076

       The stockholders approved our 2001 Equity Incentive Plan: shares voted for: 212,058,684; shares voted against: 33,935,549; shares abstaining: 397,145.

       The stockholders approved the appointment of the auditors: shares voted for: 244,383,462; shares voted against: 1,938,402; shares abstaining: 69,514.

ITEM 5: OTHER INFORMATION

      Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

       10.15 Retention Bonus Plan between Registrant and Maynard Webb, dated January 10, 2001 (Corrected)*

       10.20 Retention Bonus Plan between Registrant and Jeffrey D. Jordan, dated April 3, 2001

      *Corrects the first three payment amounts that had been incorrectly calculated under the Retention Bonus Plan for Maynard Webb, dated January 10, 2001, previously filed as an Exhibit to the Registrant's 10-K for the fiscal year ended December 31, 2000.


(b)   Reports on Form 8-K.

      On June 1, 2001, we filed a report on Form 8-K announcing we had completed our acquisition of iBazar.

      On June 15, 2001, we filed an amended report on Form 8-K/A providing the historical financial statements of iBazar S.A., and related unaudited pro forma financial information.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       eBay INC.

Date: August 13, 2001


PRINCIPAL EXECUTIVE OFFICER:           PRINCIPAL FINANCIAL OFFICER

By: /s/  MARGARET C. WHITMAN           By: /s/ RAJIV DUTTA
    ------------------------------        -------------------------------------
    Margaret C. Whitman                   Rajiv Dutta
    President and                         Chief Financial Officer
    Chief Executive Officer


PRINCIPAL ACCOUNTING OFFICER:

By: /s/ MARK J. RUBASH
    ------------------------------
    Mark J. Rubash
    Vice President, Finance and
    Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibits
--------
 10.15        Retention Bonus Plan between Registrant and Maynard Webb, dated
              January 10, 2001 (Corrected)*

 10.20 Retention Bonus Plan between Registrant and Jeffrey D. Jordan, dated April 3, 2001

*Corrects the first three payment amounts that had been incorrectly calculated under the Retention Bonus Plan for Maynard Webb, dated January 10, 2001, previously filed as an Exhibit to the Registrant's 10-K for the fiscal year ended December 31, 2000.