Form 10-Q
period 2001-09-30
EBAY INC
filed 2001-11-14
CIK 1065088

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

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

    As of October 31, 2001, there were 275,120,757 shares of the Registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the Registrant issued as of that date.

                          PART I: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                    EBAY INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                        2000              2001
                                                                    ------------     -------------
                                   ASSETS
Current assets:
  Cash and cash equivalents ..................................      $   201,873       $   423,729
  Short-term investments .....................................          354,166           227,324
  Accounts receivable, net ...................................           67,163            97,931
  Other current assets .......................................           52,262            61,494
                                                                    -----------       -----------
    Total current assets .....................................          675,464           810,478

Long-term investments ........................................          218,197           225,997
Restricted cash and investments ..............................          126,390           129,690
Property and equipment, net ..................................          125,161           142,845
Intangible assets, net .......................................           13,063           212,929
Deferred tax asset ...........................................           13,892            10,572
Other assets .................................................           10,236            16,096
                                                                    -----------       -----------
      Total assets ...........................................      $ 1,182,403       $ 1,548,607
                                                                    ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................      $    31,725       $    30,739
  Accrued expenses and other current liabilities .............           66,697            94,890
  Deferred revenue and customer advances .....................           12,656            15,535
  Short-term debt ............................................           15,272            15,958
  Income taxes payable .......................................           11,092            10,981
                                                                    -----------       -----------
    Total current liabilities ................................          137,442           168,103

Long-term debt ...............................................           11,404            12,046
Other liabilities ............................................            6,549            17,966
Minority interests ...........................................           13,248            39,715
                                                                    -----------       -----------
      Total liabilities ......................................          168,643           237,830
                                                                    -----------       -----------

Contingencies (Note 7)

Stockholders' equity:
  Common stock ...............................................              269               275
  Additional paid-in capital .................................          941,285         1,178,942
  Unearned stock-based compensation ..........................           (1,423)           (3,288)
  Retained earnings ..........................................           74,504           138,645
  Accumulated other comprehensive loss .......................             (875)           (3,797)
                                                                    -----------       -----------
    Total stockholders' equity ...............................        1,013,760         1,310,777
                                                                    -----------       -----------
      Total liabilities and stockholders' equity .............      $ 1,182,403       $ 1,548,607
                                                                    ===========       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    EBAY INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -------------------------       -------------------------
                                                                2000            2001            2000            2001
                                                             -------------------------       -------------------------
Net revenues ..........................................      $ 113,377       $ 194,425       $ 297,416       $ 529,420
Cost of net revenues ..................................         23,912          34,953          71,499          94,827
                                                             -------------------------       -------------------------
       Gross profit ...................................         89,465         159,472         225,917         434,593
                                                             -------------------------       -------------------------
Operating expenses:
    Sales and marketing ...............................         41,137          66,267         117,728         181,920
    Product development ...............................         15,783          20,177          41,721          53,565
    General and administrative ........................         17,948          27,606          55,574          74,538
    Payroll tax expense on employee stock options .....             17             749           1,752           1,561
    Amortization of acquired intangible assets ........            264          12,024             879          24,201
                                                             -------------------------       -------------------------
       Total operating expenses .......................         75,149         126,823         217,654         335,785
                                                             -------------------------       -------------------------
Income from operations ................................         14,316          32,649           8,263          98,808
Interest and other income (expense), net ..............         11,674           9,302          34,223          34,427
Interest expense ......................................           (958)           (458)         (2,836)         (2,129)
Impairment of certain equity investments ..............             --          (6,324)             --         (16,245)
                                                             -------------------------       -------------------------
Income before income taxes and minority interests .....         25,032          35,169          39,650         114,861
Provision for income taxes ............................        (10,141)        (19,268)        (16,815)        (55,971)
Minority interests in consolidated companies ..........            320           2,937           1,594           5,623

                                                             -------------------------       -------------------------
Net income ............................................      $  15,211       $  18,838       $  24,429       $  64,513
                                                             =========================       =========================

Net income per share:
    Basic .............................................      $    0.06       $    0.07       $    0.10       $    0.24
                                                             =========================       =========================
    Diluted ...........................................      $    0.05       $    0.07       $    0.09       $    0.23
                                                             =========================       =========================
Weighted average shares:
    Basic .............................................        255,741         271,236         249,070         267,116
                                                             =========================       =========================
    Diluted ...........................................        280,297         282,317         280,567         279,614
                                                             =========================       =========================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    EBAY INC.

            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                               ----------------------      ----------------------
                                                                                 2000          2001          2000          2001
                                                                               --------      --------      --------      --------
Net income ...............................................................     $ 15,211      $ 18,838      $ 24,429      $ 64,513
                                                                               --------      --------      --------      --------
Other comprehensive income (loss):
     Foreign currency translation ........................................        1,428         4,167           988          (925)
     Unrealized gains (losses) on investments, net .......................       (3,147)          501       (11,663)        2,524
     Reclassification of realized gains on investments, net ..............           --         1,411            --         3,799
     Unrealized losses on cash flow hedges ...............................           --        (4,005)           --        (5,275)
     Tax benefit (provision) .............................................        1,259           837         4,665          (419)
                                                                               --------      --------      --------      --------
Net change in other comprehensive income (loss)  .........................         (460)        2,911        (6,010)         (296)
                                                                               --------      --------      --------      --------
Comprehensive income before cumulative effect of
  change in accounting principle .........................................       14,751        21,749        18,419        64,217
Cumulative effect of change in accounting principle, net of tax ..........           --            --            --        (2,626)
                                                                               --------      --------      --------      --------
Comprehensive income .....................................................     $ 14,751      $ 21,749      $ 18,419      $ 61,591
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

                                    EBAY INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         ------------------------
                                                                            2000           2001
                                                                         ------------------------
Cash flows from operating activities:
  Net income .......................................................     $  24,429      $  64,513
  Adjustments:
      Provision for doubtful accounts and authorized credits .......        12,866         18,830
      Depreciation and amortization ................................        27,207         59,916
      Amortization of unearned stock-based compensation ............         6,784          2,184
      Tax benefit from the exercise of employee stock options ......        20,943         53,822
      Impairment of certain equity investments .....................            --         16,245
      Minority interests and other .................................          (806)        (7,730)
      Changes in assets and liabilities:
          Accounts receivable ......................................       (25,218)       (39,680)
          Other current assets .....................................       (12,744)         1,889
          Intangible and other assets ..............................        (3,050)        (5,214)
          Deferred tax assets ......................................        (5,248)         2,041
          Accounts payable .........................................       (13,337)        (6,689)
          Accrued expenses and other liabilities ...................        31,519          7,010
          Deferred revenue and customer advances ...................           827          1,436
          Income taxes payable .....................................         1,511           (144)
                                                                         ------------------------
Net cash provided by operating activities ..........................        65,683        168,429
                                                                         ------------------------

Cash flows from investing activities:
      Purchases of property and equipment ..........................       (36,224)       (43,677)
      Purchases of investments .....................................      (383,080)      (350,292)
      Maturities and sales of investments ..........................       184,945        522,431
      Purchases of other non-current assets ........................            --         (2,065)
      Proceeds from sale of property and equipment .................            --          4,560
      Acquisitions, net of cash acquired ...........................            --       (111,730)
                                                                         ------------------------
Net cash provided by (used in) in investing activities .............      (234,359)        19,227
                                                                         ------------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net ..................        39,215         56,869
      Proceeds from issuance of common stock by subsidiaries .......        37,736             --
      Principal payments on long-term debt .........................          (506)       (21,839)
                                                                         ------------------------
Net cash provided by financing activities ..........................        76,445         35,030
                                                                         ------------------------
Effect of exchange rate changes on cash and cash equivalents .......           988           (830)
                                                                         ------------------------
Net increase (decrease) in cash and cash equivalents ...............       (91,243)       221,856
Cash and cash equivalents at beginning of period ...................       221,801        201,873
                                                                         ------------------------
Cash and cash equivalents at end of period .........................     $ 130,558      $ 423,729
                                                                         ========================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    EBAY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  The Company

    eBay Inc. ("eBay") was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of September 30, 2001, eBay had websites directed towards the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, South Korea, Spain, Sweden, Switzerland and the United Kingdom. eBay pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. eBay has extended its online offerings to include regional and international trading, expansion of automobiles to a separate category, "premium" priced items, and now offers fixed price functionality through Half.com, eBay Stores and its "Buy it Now" services. eBay also engages in the offline auction business through its subsidiaries, Butterfields Auctioneers Corporation ("Butterfields") and Kruse, Inc. d/b/a Kruse International ("Kruse"), and in online payment processing through its Billpoint, Inc. ("Billpoint") subsidiary.

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

  Basis of presentation

    The accompanying condensed consolidated financial statements as of December 31, 2000 and September 30, 2001, and for the three and nine month periods ended September 30, 2000 and 2001, respectively, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly eBay's financial position, as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2000 and 2001, respectively, and cash flows for the nine month period ended September 30, 2000 and 2001, respectively. These condensed consolidated financial statements and notes thereto should be read in conjunction with eBay's audited consolidated financial statements and related notes included in eBay's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 28, 2001. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001.

  Principles of consolidation

     The accompanying condensed financial statements include the financial statements of eBay and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Reclassifications

     Certain prior period balances and amounts have been reclassified to conform to the current period presentation.

                                    EBAY INC.

                                   (UNAUDITED)

  Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which requires business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against these new criteria and may result in certain intangible assets being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Effective July 1, 2001, eBay adopted the provisions of SFAS No. 141 that apply to business combinations initiated after June 30, 2001. eBay will adopt all remaining provisions of SFAS No. 141 effective January 1, 2002. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method. eBay is currently evaluating the effect that adoption of this statement will have on its financial position, results of operations, and cash flows.

     In July 2001, the Financial Accounting Standards Board issued and SFAS No. 142, "Goodwill and Other Intangible Assets," that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized as a cost of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. This Statement is effective for fiscal years beginning after December 15, 2001. eBay will adopt SFAS No. 142 effective January 1, 2002. eBay is currently evaluating the effect that adoption of this Statement will have on its financial position, results of operations and cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that develops one accounting model for long-lived assets that are to be disposed of by sale and expands the scope of discontinued operations. This Statement is effective for fiscal years beginning after December 15, 2001. eBay will adopt SFAS No. 144 effective January 1, 2002 and is currently evaluating the effect that adoption of this Statement will have on its financial position, results of operations, and cash flows.

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

    The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):


                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  ------------------------      ------------------------
                                                                    2000           2001           2000           2001
                                                                  ---------      ---------      ---------      ---------
Numerator:
   Net income available to common stockholders ..............     $  15,211      $  18,838      $  24,429      $  64,513
                                                                  =========      =========      =========      =========

Denominator:
   Weighted average shares ..................................       267,213        273,822        266,272        271,336
   Weighted average common shares subject to repurchase .....       (11,472)        (2,586)       (17,202)        (4,220)
                                                                  ---------      ---------      ---------      ---------
   Denominator for basic calculation ........................       255,741        271,236        249,070        267,116

Weighted average effect of dilutive securities:
   Warrants .................................................            94             94             94             94
   Weighted average common shares subject to repurchase .....        11,472          2,586         17,202          4,220
   Incremental shares from employee stock options ...........        12,990          8,401         14,201          8,184
                                                                  ---------      ---------      ---------      ---------
   Denominator for diluted calculation ......................       280,297        282,317        280,567        279,614
                                                                  =========      =========      =========      =========

Net income per share:
   Basic ....................................................     $    0.06      $    0.07      $    0.10      $    0.24
                                                                  =========      =========      =========      =========
   Diluted ..................................................     $    0.05      $    0.07      $    0.09      $    0.23
                                                                  =========      =========      =========      =========

NOTE 3--ACQUISITIONS:

  Internet Auction Acquisition

     On February 15, 2001, eBay acquired a majority interest in Internet Auction Co., Ltd., a South Korean company ("Internet Auction"), in a $121.9 million transaction accounted for as a purchase business combination. The results of operations of Internet Auction have been included in eBay's consolidated financial statements from February 15, 2001.

                                    EBAY INC.

                                   (UNAUDITED)



     On May 18, 2001, eBay completed its acquisition of iBazar S.A. ("iBazar") in a $125.6 million transaction accounted for as a purchase business combination. The results of operations of iBazar have been included in eBay's consolidated financial statements from May 18, 2001.

    In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, eBay had established plans to exit certain activities of iBazar, resulting in terminations of certain iBazar employees. In accordance with this exit plan, approximately $2 million was accrued for the estimated costs associated with severance, contract terminations and financial advisory and legal fees at June 30, 2001 and has been included in net tangible assets. As of September 30, 2001, $399,000 has been charged against this accrued liability.

    The following unaudited pro forma financial information presents the combined results of eBay, Internet Auction and iBazar as if the acquisitions had occurred as of the beginning of 2000 and 2001, respectively, after giving effect to certain adjustments, including amortization of goodwill and other acquisition related transactions (in thousands except per share amounts):

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
                                                            2000          2001
                                                          ----------------------
Net revenues ........................................     $303,073      $534,174
                                                          ========      ========

Net income (loss) ...................................     $(41,845)     $ 47,197
                                                          ========      ========

Net income (loss) per share:
Basic ...............................................     $  (0.17)     $   0.18
                                                          ========      ========
Diluted .............................................     $  (0.17)     $   0.17
                                                          ========      ========

    The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay, Internet Auction and iBazar constituted a consolidated entity during such periods.

    In September 2001, eBay entered into a strategic business relationship with MercadoLibre, a leading online auction site serving Latin America. In exchange for its equity interest in iBazar Com Ltda, a Brazilian subsidiary of iBazar, eBay received a 19.5% ownership interest in MercadoLibre. eBay will account for its investment in MercadoLibre using the cost method.

                                    EBAY INC.

                                   (UNAUDITED)


NOTE 4--SEGMENT INFORMATION:

    eBay has two primary reporting segments: online trading services, consisting primarily of auction style and fixed price trading, payment processing, advertising, and end-to-end services; and offline, which includes the traditional auction services of Butterfields and Kruse.

    Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information and overall materiality considerations. Segment performance measurement is based on operating income or loss before amortization of acquired intangible assets, merger-related costs, stock-based cost and expenses, impairment of certain equity investments and payroll tax on employee stock options.

                                    EBAY INC.

                                   (UNAUDITED)


     The operating information for the two reporting segments are as follows (in thousands):

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------------
                                                                2000                                         2001
                                             ------------------------------------------   ------------------------------------------
                                                ONLINE        OFFLINE      CONSOLIDATED      ONLINE        OFFLINE      CONSOLIDATED
                                             -----------    -----------    ------------   -----------    -----------    ------------
Net revenues from external customers .....   $   102,839    $    10,538    $   113,377    $   185,448    $     8,977    $   194,425
                                             ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss) before
  amortization of acquired intangible
  assets, merger related costs,
  stock-based cost and expenses,
  impairment of certain equity
  investments and payroll tax on
  employee stock options .................   $    18,868    $      (321)   $    18,547    $    46,856    $    (1,015)   $    45,841
Interest and other income and
  expense, net ...........................        11,451            223         11,674          9,258             44          9,302
Impairment of certain equity
  investments ............................            --             --             --         (6,324)            --         (6,324)
Interest expense .........................          (284)          (674)          (958)           (10)          (448)          (458)
Amortization of acquired intangible
  assets, merger related costs,
  stock-based cost and expenses and
  payroll tax on employee
  stock options ..........................        (4,137)           (94)        (4,231)       (13,087)          (105)       (13,192)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes  and
  minority interests .....................   $    25,898    $      (866)   $    25,032    $    36,693    $    (1,524)   $    35,169
                                             ===========    ===========    ===========    ===========    ===========    ===========

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------------
                                                                2000                                        2001
                                             ------------------------------------------   ------------------------------------------
                                                ONLINE        OFFLINE      CONSOLIDATED      ONLINE        OFFLINE      CONSOLIDATED
                                             -----------    -----------    ------------   -----------    -----------    ------------
Net revenues from external customers .....   $   268,850    $    28,566    $   297,416    $   502,809    $    26,611    $   529,420
                                             ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss) before
  amortization of acquired intangible
  assets, merger related costs,
  stock-based cost and expenses,
  impairment of certain equity
  investments and payroll tax on
  employee stock options .................   $    20,311    $    (3,018)   $    17,293    $   127,618    $      (848)   $   126,770
Interest and other income and
  expense, net ...........................        33,659            564         34,223         35,155           (728)        34,427
Impairment of certain equity
  investments ............................            --             --             --        (16,245)            --        (16,245)
Interest expense .........................        (1,026)        (1,810)        (2,836)        (1,681)          (448)        (2,129)
Amortization of acquired intangible
  assets, merger related costs,
  stock-based cost and expenses and
  payroll tax on employee stock
  options ................................        (8,130)          (900)        (9,030)       (27,699)          (263)       (27,962)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes and
   minority interests ....................   $    44,814    $    (5,164)   $    39,650    $   117,148    $    (2,287)   $   114,861
                                             ===========    ===========    ===========    ===========    ===========    ===========

                                                         DECEMBER 31, 2000                           SEPTEMBER 30, 2001
                                             ------------------------------------------   ------------------------------------------
                                                ONLINE        OFFLINE      CONSOLIDATED      ONLINE        OFFLINE      CONSOLIDATED
                                             -----------    -----------    ------------   -----------    -----------    ------------
Total assets .............................   $ 1,084,909    $    97,494    $ 1,182,403    $ 1,456,438    $    92,169    $ 1,548,607
                                             ===========    ===========    ===========    ===========    ===========    ===========

                                    EBAY INC.

                                   (UNAUDITED)


NOTE 5--INVESTMENTS:

    At December 31, 2000 and September 30, 2001, short and long-term investments are composed as follows (in thousands):

                                                       DECEMBER 31, 2000
                                       --------------------------------------------------
                                         GROSS        GROSS        GROSS        ESTIMATED
                                       AMORTIZED    UNREALIZED   UNREALIZED        FAIR
                                         COST         GAINS        LOSSES         VALUE
                                       ---------    ----------   ----------     --------
Short-term investments:
  Municipal bonds and notes .........   $112,488     $     15     $   (116)     $112,387
  Corporate securities ..............     21,193           70           --        21,263
  Government securities .............    219,674          842           --       220,516
                                         -------     --------     --------      --------
     Total ..........................   $353,355     $    927     $   (116)     $354,166
                                        ========     ========     ========      ========

Long-term investments:
  Municipal bonds and notes .........   $141,861     $     69     $   (269)     $141,661
  Government securities .............    122,900          694          (81)      123,513
  Restricted cash ...................     28,832           --           --        28,832
  Equity instruments ................     54,505           --       (3,924)       50,581
                                        --------     --------     --------      --------
     Total ..........................   $348,098     $    763     $ (4,274)     $344,587
                                        ========     ========     ========      ========

                                                      SEPTEMBER 30, 2001
                                       --------------------------------------------------
                                         GROSS        GROSS        GROSS        ESTIMATED
                                       AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                         COST         GAINS        LOSSES        VALUE
                                       ---------    ----------   ----------     --------
Short-term investments:
  Municipal bonds and notes .........   $182,065     $  1,146     $     (3)     $183,208
  Government securities .............      4,994           26           --         5,020
  Time deposits and other ...........     39,106           --          (10)       39,096
                                        --------     --------     --------      --------
     Total ..........................   $226,165     $  1,172     $    (13)     $227,324
                                        ========     ========     ========      ========

Long-term investments:
  Municipal bonds and notes .........   $  7,390     $     33     $     --      $  7,423
  Government securities .............    229,536        2,259           --       231,795
  Restricted cash ...................     89,778           --           --        89,778
  Equity instruments ................     26,520          171           --        26,691
                                        --------     --------     --------      --------
     Total ..........................   $353,224     $  2,463     $     --      $355,687
                                        ========     ========     ========      ========


    As of December 31, 2000 and September 30, 2001, long-term investments include restricted cash of $28.8 million and $89.8 million, respectively, and restricted investments held in government securities of $97.3 million and $39.9 million, respectively. With the exception of restricted cash, investments are generally classified as held to maturity.

                                    EBAY INC.

                                   (UNAUDITED)


    The estimated fair values of short and long-term investments at September 30, 2001, classified by date of contractual maturity are as follows (in thousands):

                                                                         SEPTEMBER 30,
                                                                             2001
                                                                         -------------
Due within one year or less ..........................................     $227,324
Due after one year through two years .................................       62,652
Due after two years through three years ..............................      136,654
Due after three years through four years .............................           --
Restricted cash and investments expiring in less than five years .....      129,690
Equity investments ...................................................       26,691
                                                                           --------
                                                                           $583,011
                                                                           ========

    In accordance with eBay's policy to assess whether an impairment loss on its investments has occurred due to declines in fair value and other market conditions, eBay determined that declines in fair value of certain of its equity investments were other than temporary. Accordingly, eBay recorded impairment charges totaling $6.3 million and $16.2 million during the three and nine months ended September 30, 2001, respectively, relating to the other than temporary impairment in the fair value of certain equity investments.

NOTE 6--DERIVATIVE INSTRUMENTS:

    eBay monitors and manages its financial exposures as an integral part of its overall risk-management program. eBay uses derivative instruments to minimize earnings fluctuations that may arise from volatility in U.S. interest rates. eBay entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts of $45 million and $50 million that allow eBay to receive floating rate receipts based on London Interbank Offering Rate ("LIBOR") in exchange for making fixed rate payments of approximately 7% of the notional amount. These interest rate swaps effectively change the interest rate exposure on a portion of the operating lease payments relating to eBay's corporate office facilities from a floating rate to a fixed rate on $95 million of the total $126.4 million operating lease, with the balance of $31.4 million remaining at a floating rate of interest based on the spread over 3-month LIBOR. The fair value of the interest rate swaps as of September 30, 2001 was an unrealized loss of $9.7 million.

    During the three months and nine months ended September 30, 2001, the ineffective portion of the interest rate swaps was not material. During the three months and nine months ended September 30, 2001, $4.0 million and $1.4 million of losses on the interest rate swaps was classified to other comprehensive income, respectively. The derivative losses reclassified into rent expense were offset by decreases in rent expense relating to the operating lease. At September 30, 2001, eBay expects to reclassify $2.6 million of losses, net of tax, on the interest rate swaps from accumulated other comprehensive income to rent expense during the next twelve months.

    eBay adopted SFAS No. 133, as amended, as of January 1, 2001. Upon adoption, the cumulative effect on net income and other comprehensive income of this change in accounting method relating to the interest rate swaps was a gain of approximately $650,000 included in other income and expense, net, and a loss of approximately $2.6 million, respectively, net of tax.

    In addition to the interest rate swaps used in the cash flow hedging strategy described above, eBay owns equity warrants and other similar rights in certain companies as part of eBay's strategic investment strategy. These equity rights are accounted for as derivative instruments under SFAS No. 133 and the changes in fair value of these instruments are reflected in current period earnings in the income statement and classified as other income and expense, net. The fair value of the warrants as of September 30, 2001, was not material to eBay's financial statements.

                                    EBAY INC.

                                   (UNAUDITED)


NOTE 7--CONTINGENCIES:

  Legal Matters

    On April 25, 2000, eBay was served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims eBay was negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims eBay violated California unfair competition law and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." On January 26, 2001, the court issued a ruling dismissing all claims against eBay in the lawsuit. The court ruled that eBay's business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay with immunity from state claims based on the conduct of third parties. The court also noted that eBay was not a "dealer" under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. All counts of the plaintiffs' suit were dismissed with prejudice as to eBay. The plaintiffs have appealed this ruling. eBay believes it has meritorious defenses and intends to defend itself vigorously.

    On April 25, 2001, eBay's European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates ("Rolex") in the regional court of Cologne, Germany. Rolex alleged that eBay's subsidiaries were infringing Rolex's trademarks as result of users selling counterfeit Rolex watches through its German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. eBay believes that it has meritorious defenses against this claim and intends to defend itself vigorously.

    Other third parties have from time to time claimed, and others may claim in the future, that eBay has infringed their past, current or future intellectual property rights. eBay has in the past been forced to litigate such claims. eBay may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as eBay expands into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like itself are less favorable. eBay expects that it will increasingly be subject to infringement claims as the geographical reach of its services expands. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in eBay's methods of doing business or could require eBay to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm eBay's business.

    On September 26, 2001 a complaint was filed by MercExchange LLC against eBay, its Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents and seeking a permanent injunction and damages (including treble damages for willful infringement). eBay has answered this complaint, denying the allegations, and it believes it has meritorious defenses and will defend itself vigorously. However, even if successful, eBay's defense against this action could be costly and divert management's time. If the plaintiff was to prevail on all of its claims, eBay might be forced to pay significant damages and licensing fees, modify its business practices or even be enjoined from practicing a significant part of its U.S. business. Any such results could materially harm eBay's business.

    From time to time, eBay is involved in other disputes that arise in the ordinary course of business. eBay believes that the ultimate resolution of these other disputes will not have a material adverse impact on its financial position, results of operations, or cash flows.

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

OVERVIEW

     We pioneered online person-to-person trading by developing a global online trading platform that helps practically anyone buy or sell practically anything. Our service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully automated, topically arranged, intuitive and easy-to-use online service that is available seven days a week. We have extended our online offerings to include regional and international trading, expansion of automobiles to a separate category, "premium" priced items, and we now offer fixed-price functionality through Half.com, eBay Stores and our "Buy it Now" services. Additionally, we provide online billing and payment solutions. We also have a traditional auction business, also called offline trading, through our Butterfields and Kruse subsidiaries.

    A substantial portion of our revenues are derived from fees and commissions associated with online and offline trading services. Online revenue is primarily derived from listing fees, feature fees and final value fees paid by the sellers, and commissions paid by buyers for certain "premium" priced items. Sellers pay a placement fee, and by paying additional fees, sellers can have items featured in various ways. Sellers also pay a success fee based on the final purchase price. In addition, we generate revenue from third party advertising and end-to-end services and promotions. We also generate fees from payment services and fixed price trading. Although we expect end-to-end and direct advertising revenues to increase in the future, they are subject to considerable uncertainty. See "Risk Factors -- Our revenue from third party advertising and end-to-end services and promotions is subject to factors beyond our control." Offline revenue is derived from a variety of sources, including sellers' commissions, buyers' premiums, bidder registration fees and auction-related services, including appraisal and authentication. We expect that the online business will continue to represent the majority of revenue growth in the foreseeable future.

ACQUISITIONS

    On February 15, 2001, we acquired a majority interest in Internet Auction Co., Ltd., a South Korean company ("Internet Auction"), in a $121.9 million transaction accounted for as a purchase business combination. The results of operations of Internet Auction have been included in our consolidated financial statements from February 15, 2001.

    On May 18, 2001, we completed our acquisition of iBazar S.A. ("iBazar") in a $125.6 million transaction accounted for as a purchase business combination. The results of operations of iBazar have been included in our consolidated financial statements from May 18, 2001.

    In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, we have established plans to exit certain activities of iBazar resulting in the terminations of certain iBazar employees. In accordance with this exit plan, approximately $2 million was accrued for the estimated costs associated with severance, contract terminations and financial advisory and legal fees at June 30, 2001 and has been included in net tangible assets. As of September 30, 2001, $399,000 has been charged against this accrued liability.

    In September 2001, we entered into a strategic business relationship with MercadoLibre, a leading online auction site serving Latin America. In exchange for our equity interest in iBazar Com Ltda, a Brazilian subsidiary of iBazar, we received a 19.5% ownership interest in MercadoLibre. We will account for our investment in MercadoLibre using the cost method.

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

  Net Revenues

    We derive revenue from a variety of sources, including listing, feature and final value fees; payment processing; third party advertising; and end-to-end services and promotions. In addition, we derive commissions and rental income from our traditional offline auction operations. Net revenues for the three and nine month periods ended September 30, 2001, increased 71% and 78%, respectively, from the comparable 2000 periods. These increases were primarily the result of increased online activity, reflected in the growth in the number of registered users, listings and gross merchandise sales, as well as increased third party advertising revenues. Fee increases in the U.S. on January 31, 2001 and fee increases in various other international locations, combined with the consolidation of revenues from Internet Auction and iBazar, also had a positive impact on revenues for the quarter. Revenues from third party advertising increased from 2% of net revenues for the three months ended September 30, 2000 to 13% of net revenues for the same period of 2001, and up from 10% for the three months ended June 30, 2001. For the nine months ended September 30, 2000, third party advertising accounted for 3% of net revenues, compared to 11% for the same period of 2001. These revenues have increased primarily as a result of our strategy to increase site monetization through our marketing and advertising service agreement with AOL Time Warner. However, we continue to view our business as primarily transaction driven and over the longer term we do not expect advertising revenues to significantly increase as a percentage of total net revenues. International revenues accounted for 7% and 16% of net revenues during the three month periods ended September 30, 2000 and 2001, respectively, and 6% and 14% of net revenues during the nine months ended September 30, 2000 and 2001, respectively. We expect the trend of increasing international revenues to continue as we build out our worldwide marketplace. We also expect that future revenue growth will be largely driven by the growth of online services. During the three and nine month periods ended September 30, 2001, offline revenues have decreased in both absolute dollars and as a percentage of net revenues compared to the corresponding 2000 periods, partly as a result of a general softening in the offline auction market.

  Cost of Net Revenues

    Cost of net revenues for online operations consists primarily of costs associated with customer support and site operations and includes employee and facilities costs for customer support and site operations personnel, ISP connectivity charges and depreciation on site equipment. Cost of net revenues in traditional auction operations primarily includes compensation for auction, appraisal, and customer support personnel and direct auction costs, such as event site rental. Cost of net revenues increased in absolute dollars but decreased as a percentage of net revenues from $23.9 million or 21% of net revenues to $35.0 million or 18% of net revenues for the three months ended September 30, 2000 and 2001, respectively. Cost of net revenues similarly increased in absolute dollars but decreased as a percentage of net revenues from $71.5 million or 24% of net revenues for the nine months ended September 30, 2000 to $94.8 million or 18% of net revenues for the same period in 2001. The increases in absolute dollars in expenditures were due almost entirely to our online businesses, and resulted from the continued development and expansion of our customer support and site operations departments, depreciation of the equipment required for site operations, software licensing fees and ISP connectivity charges. The decrease in cost of net revenues as a percentage of net revenues from 2000 to 2001, resulted from improved productivity and cost management in customer support and site operations and increases in higher gross margin businesses such as autos, end-to-end trading solutions and advertising. As a result of these efficiencies, we expect the cost of net revenues to increase in absolute dollars but remain below 20% as a percentage of net revenues throughout the remainder of 2001.

  Sales and Marketing

    Sales and marketing expenses for both the online and offline auction businesses are comprised primarily of compensation for our category development and marketing staff, advertising, tradeshow and other promotional costs, and facilities costs. Sales and marketing expenses increased in absolute dollars but decreased as a percentage of net revenues from $41.1 million or 36% of net revenues to $66.3 million or 34% of net revenues for the three months ended September 30, 2000 and 2001, respectively. Sales and marketing increased in absolute dollars but decreased as a percentage of net revenues from $117.7 million or 40% of net revenues for the nine months ended September 30, 2000 to $181.9 million or 34% of net revenues for the same period of 2001. The growth from 2000 to 2001 was primarily the result of growth in online and traditional advertising, including expenses for various marketing agreements, staff related costs, costs associated with the use of outside services and consultants and miscellaneous user and promotional costs.

    Online sales and marketing expenses are expected to increase in absolute dollars for the remainder of 2001. We expect to build our brand further with continued advertising delivered under our strategic alliances with various third parties and the expansion of international advertising. Sales and marketing expenses in the offline auction businesses are expected to remain comparable with historic levels.

  Product Development

    Product development expenses consist primarily of compensation for our product development staff, payments to outside contractors, depreciation on equipment used for development, other employee and facilities costs. Product development expenses increased in absolute dollars but decreased as a percentage of net revenues from $15.8 million or 14% of net revenues to $20.2 million or 10% of net revenues for the three months ended September 30, 2000 and 2001, respectively. Product development expenses similarly increased in absolute dollars and decreased as a percentage of net revenues from $41.7 million or 14% of net revenues for the nine months ended September 30, 2000 to $53.6 million or 10% of net revenues for the same period of 2001. The growth in product development cost from 2000 to 2001 was primarily the result of an increase in staff-related costs as we increased the size of our product development team, expenses related to contractors and consultants employed within product development departments, maintenance and depreciation of equipment used in research and development, and costs associated with the development of our next generation architecture, which did not meet the criteria for capitalization. The increase also resulted from the growth of product development expenses at our Half.com subsidiary. Product development expenses are expected to increase in absolute dollars during future periods primarily from personnel additions, the continued impact of investments in our fixed price and payment businesses, additional depreciation costs as we continue to purchase equipment to improve and expand domestic and international operations and certain costs associated with the development of our next generation architecture.

  General and Administrative

    General and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for external professional advisors, provisions for doubtful accounts, employee and facilities costs. General and administrative expenses increased in absolute dollars but decreased as a percentage of net revenues from $17.9 million or 16% of net revenues to $27.6 million or 14% of net revenues for the three months ended September 30, 2000 and 2001, respectively. General and administrative costs similarly increased in absolute dollars and decreased as a percentage of net revenues from $55.6 million or 19% of net revenues for the nine months ended September 30, 2000 to $74.5 million or 14% of net revenues for the same period in 2001. The year-over-year increases resulted from growth in personnel-related expenses to meet the demands of our expanding business, including operations in new countries and the integration of new businesses, fees for professional services, employee and facilities costs. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to invest in the infrastructure that is necessary to manage our business.

  Payroll Tax Expense on Employee Stock Options

    We are subject to employer payroll tax expense on certain employee exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period such options are exercised and sold based on gains at the date of exercise. Payroll taxes on employee stock options increased from $17,000 or less than 1% of net revenues to $749,000 or less than 1% of net revenues for the three months ended September 30, 2000 and 2001, respectively. Payroll taxes on employee stock options decreased from $1.8 million or 1% of net revenues for the nine months ended September 30, 2000 to $1.6 million or less than 1% of net revenues for the same period in 2001. Our quarterly results of operations and cash flows could vary significantly depending on the actual period in which the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

  Amortization of Acquired Intangible Assets

    From time to time we have purchased, and expect to continue purchasing, assets or businesses to support our leadership role in online trading. These purchases may result in the creation of intangible assets and lead to a corresponding increase in related amortization expense. Amortization of acquired intangible assets increased from $264,000 or less than 1% of net revenues to $12.0 million or 6% of net revenues for the three months ended September 30, 2000 and 2001, respectively. Amortization of acquired intangible assets increased from $879,000 or less than 1% of net revenues for the nine months ended September 30, 2000 to $24.2 million or 5% of net revenues for the same period of 2001. The increase resulted primarily from our purchase of a majority interest in Internet Auction and the acquisition of iBazar. We expect the amortization of intangible assets to continue to increase in 2001 due to on-going amortization related to Internet Auction and iBazar.

    In July 2001, the Financial Accounting Standards Board issued and SFAS No. 142, "Goodwill and Other Intangible Assets," that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. This Statement is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 effective January 1, 2002.

  Interest and Other Income and Expense, Net

    Interest and other income and expense, net consists of interest earned on cash, cash equivalents and investments and foreign exchange transaction gains and losses. Interest and other income and expense, net decreased from $11.7 million or 10% of net revenues to $9.3 million or 5% of net revenues for the three months ended September 30, 2000 and 2001, respectively, primarily as a result of the decrease in the average invested balance due to the cash outflow for the purchase of a majority interest in Internet Auction. Interest and other income and expense, net increased in absolute dollars but decreased as a percentage of net revenues from $34.2 million or 12% of net revenues for the three months ended September 30, 2000 to $34.4 million or 7% of net revenues for the same period in 2001, primarily as a result of the increase in the average balance that was invested during the first three months of 2001. Losses from the change in the fair value of equity warrants were not material to our financial position, results of operations, or cash flows.

  Impairment of Certain Equity Investments

    As part of our overall business strategy, we have invested and will continue to invest in companies that we consider to be of strategic value. Due to the general downturn in the economy and the financial difficulties that some of these companies have experienced, we have concluded that the reduction in the fair value of certain of these investments was other than temporary and recorded impairment charges of $9.9 million during the three months ended March 31, 2001, and $6.3 million during the three months ended September 30, 2001.

  Interest Expense

    Interest expense consists of interest paid on short-term and long-term borrowings. Interest expense decreased from $958,000 or 1% of net revenues to $458,000 or less than 1% of net revenues for the three months ended September 30, 2000 and 2001, respectively and from $2.8 million or 1% of net revenues for the nine months ended September 30, 2000 to $2.1 million or less than 1% of net revenues for the same period in 2001. The decrease in interest expense is due to a combination of a decrease in the average interest rate on borrowings and the prepayment of a borrowing related to a lease by Internet Auction made during 2001.

  Provision for Income Taxes

    Our effective income tax rates were 40% and 51% in the three months ended September 30, 2000 and 2001, respectively, and 41% and 46% in the nine months ended September 30, 2000 and 2001, respectively. The increase in the effective rate for the three and nine months ended September 30, 2001, compared to the same period last year is primarily due to certain nondeductible expenses related to acquisitions and is partially offset by income from operations in foreign jurisdictions with lower effective tax rates. The provision for income taxes for both periods differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, tax exempt interest income and nondeductible expenses. We receive tax deductions from gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of paid-in capital. We have provided a valuation allowance on the deferred tax assets relating to these stock option deductions.

  Stock-Based Compensation

    In connection with granting certain stock options from May 1997 through May 1999, we recorded aggregate unearned compensation totaling $13.1 million, which is being amortized over the four-year vesting period of the related options. In connection with certain stock options granted by companies that we subsequently acquired, we recorded unearned compensation totaling $9.3 million. Amortization of unearned stock compensation was approximately $3.4 million for the three months ended September 30, 2000, $676,000 for the three months ended September 30, 2001 and $6.8 million and $2.2 million respectively for the nine months ended September 30, 2000 and 2001, respectively. As of September 30, 2001, unearned compensation totaling $3.3 million was recorded as a component of stockholders' equity and will be amortized as a charge against earnings over the remaining vesting period of the related options.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, eBay has financed operations primarily from net cash generated from operating activities. We obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options, and proceeds from our initial and follow-on public offerings.

    Net cash provided by operating activities was $65.7 million and $168.4 million for the nine months ended September 30, 2000 and 2001, respectively. Net cash provided by operating activities resulted primarily from our net income before non-cash charges for depreciation and amortization, tax benefit from employee stock options and impairment of certain equity investments offset by changes in assets and liabilities, primarily accounts receivable.

    Net cash used in investing activities was $234.4 million for the nine months ended September 30, 2000, and net cash provided by investing activities was $19.2 million for the same period in 2001. In 2000, the primary use for invested cash in the periods presented was purchases of investments and property and equipment. In 2001, net cash provided by the maturity of certain short-term investments was partially offset by the cash paid for the acquisition of a majority interest in Internet Auction and the purchase of investments.

    Net cash provided by financing activities was $76.4 million for the nine months ended September 30, 2000 and $35.0 million for the same period in 2001. In 2000, net cash provided in financing activities resulted primarily from the issuance of common stock to third parties by our subsidiaries and the sale of common stock under employee stock option plans. In 2001, net cash provided in financing activities primarily resulted from the issuance of common stock under employee stock option and stock purchase plans.

    We had no material commitments for capital expenditures at September 30, 2001, but expect such expenditures to approximate $16.2 million throughout the remainder of 2001, without taking into account any acquisitions. Of the $16.2 million, approximately $3.7 million has been allocated to capital expenditures relating to hardware and software for the development of our next generation site architecture. The remaining balance will be used primarily for computer equipment, furniture and fixtures and leasehold improvements. In August 2001, we amended our Interactive Marketing and Advertising Representation agreements with AOL Time Warner. The amendments extend the term of the relationship through March 2004, provide additional exclusivity for AOL Time Warner and do not result in a material change to our projected operating results and liquidity. In February 2000, we signed a promotional agreement with certain affiliates of The Walt Disney Company ("Disney") then known as GO.com. GO.com was subsequently reorganized by Disney and we have renegotiated our agreement. The revised agreement does not result in a material change to our projected operating results and liquidity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which requires business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against these new criteria and may result in certain intangible assets being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Effective July 1, 2001, we adopted the provisions of SFAS No. 141 that apply to business combinations initiated after June 30, 2001. We will adopt all remaining provisions of SFAS No. 141 effective January 1, 2001. The adoption of SFAS
No. 141 will not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method. We are currently evaluating the effect that adoption of this statement will have on our financial position, results of operations, and cash flows.

    In July 2001, the Financial Accounting Standards Board issued and SFAS No. 142, "Goodwill and Other Intangible Assets," that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized as a cost of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. This Statement is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating the effect that adoption of this Statement will have on our financial position, results of operations and cash flows.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that develops one accounting model for long-lived assets that are to be disposed of by sale and expands the scope of discontinued operations. This Statement is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective January 1, 2002 and are currently evaluating the effect that adoption of this Statement will have on our financial position, results of operations, and cash flows.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed.

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

    - consumer willingness to consummate transactions with other users who are not known to them;

    -   consumer confidence in the security of transactions on our websites;

    - our ability to upgrade and develop our systems and infrastructure to accommodate growth;

    - our ability to successfully integrate and manage our acquisitions, including our purchase of a majority interest in Internet Auction and our acquisition of iBazar earlier this year;

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

    -   consumer trends and popularity of some categories of items;

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

    Our limited operating history and the increased variety of services offered on our sites, makes it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and a substantial portion of our net revenues each quarter come from transactions for items that are listed and sold during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

Impact of September 11 attack

    The September 11 terrorist attack adversely affected our revenues and profits, particularly in the U.S. Any further terrorist actions, whether in the U.S. or elsewhere, would likely adversely affect our business. In particular, any action (for example, further bio-terrorism involving letters or packages) that makes consumers less willing to purchase or receive goods from third parties they do not know could disproportionately and adversely affect our business.

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

    -   expand into new categories, geographies, and service areas;

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

    We are investing heavily in marketing and promotion, customer support, further development of our websites, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are enabling online sales as well as newer companies, some of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (e.g., fixed price, reverse auction, group buying, etc.) may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

Acquisitions could result in dilution, operating difficulties and other harmful consequences

    We have acquired a number of businesses, including our recently completed acquisitions of Half.com, Internet Auction, iBazar and HomesDirect.com and may in the future acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

    - diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing, as well as a shift of focus from operating the businesses to issues of integration and future products;

    - declining employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

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

    Prior to the four acquisitions we made in the second quarter of 1999, we had almost no experience in managing this integration process. Many of our acquisitions to date have involved either family-run companies or very early stage companies, which may worsen these integration issues. Foreign acquisitions involve special risks, including those related to integration of operations across different cultures, currency risks and the particular economic and regulatory risks associated with specific countries. Moreover, the anticipated benefits of any or all of our acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

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

Disputes between our Korean subsidiary, Internet Auction, and credit card companies may harm our operations in Korea

    The credit card companies providing payment services to our majority-owned Korean subsidiary, Internet Auction, have experienced higher than anticipated delinquency rates on transactions carried out on the Internet Auction platform.

Some of these delinquencies are related to fictitious transactions on Internet Auction and other Korean internet sites to enable users to receive cash advances on their credit cards that would not otherwise be permitted by the credit card companies. As of September 30, 2001, the credit card companies had withheld approximately 5.6 billion Won (about $4.3 million) as "collateral" against certain delinquent accounts, and had threatened to terminate their agreements with Internet Auction if matters were not resolved to their satisfaction. Beginning in the Spring of 2001, Internet Auction has been putting into place certain user verification and site monitoring processes that it believes have substantially reduced this type of credit card misuse on its system. Internet Auction is currently in negotiations with the credit card companies to resolve this situation. If these negotiations are not successful, termination of its agreements with the credit card companies would adversely affect Internet Auction's business and could adversely impact eBay's business. Any settlement related to past transactions could adversely affect Internet Auction's results of operations but is not expected to be material to eBay's consolidated financial statements.

Our revenue from third party advertising and end-to-end services and promotions is subject to factors beyond our control

    We are receiving revenues from end-to-end service providers and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. Recently, the pricing of online advertisements has deteriorated. Our direct advertising revenue is dependent in significant part on the performance of AOL's sales force, over which we do not have control. These revenues have become increasingly important to us. Reduction in these revenues, whether due to the softening of the demand for online advertising in general or particular problems facing parties with whom we have commercial relationships, would adversely affect our results.

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

    - Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our operating margins may decrease.

    - Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

    We must continue to hire, train and manage new employees at a rapid rate. The majority of our employees today have been with us less than eighteen months and we expect that our rate of hiring will continue at a high pace. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.

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

Our business may be harmed by fraudulent activities on our websites

    Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited reimbursement program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies who could take action against us, including imposing fines or seeking injunctions.

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

    We are subject to laws relating to the use and transfer of personally identifiable information about our users and their transfers, especially outside of the U.S. Violation of these laws, which in many cases apply not only to third-party transfers but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries and our commercial partners could subject us to significant penalties and negative publicity and could adversely affect our company.

Third parties or governmental agencies may view our behavior as anti-competitive

    Third parties have in the past and may in the future allege that actions taken by us violate the antitrust or competition laws of the U.S or other countries, or otherwise constitute unfair competition. Such claims typically are very expensive to defend, involve negative publicity and diversion of management time and effort and could result in significant judgments against us, all of which would adversely affect us.

    We have provided information to the antitrust division of the Department of Justice in connection with an inquiry into our conduct with respect to "auction aggregators" including our licensing program and a previously settled lawsuit against Bidder's Edge. Should the division decide to take action against us, or should the Department of Justice or any other antitrust agency open other investigations of our activities, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

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

Our business may be subject to sales and other taxes

    We do not collect sales or other similar taxes on goods or services sold by users through our service. One or more states or any foreign country may seek to impose sales or use tax collection or record keeping obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years. This tax moratorium ended on October 21, 2001. Unless Congress enacts new moratorium legislation, states may now enact new discriminatory internet taxes on our business, which could adversely affect us. Even if a moratorium is reenacted, it would not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

Companies that handle payments, including our subsidiaries Billpoint, Half.com and Internet Auction, may be subject to additional regulation

    The Half.com business model involves the handling of payments by buyers for the items listed by Half.com's sellers. Internet Auction also has a business model involving the handling of payments by buyers. Billpoint handles its customer funds as a provider of Internet payment solutions. Businesses that handle consumers' funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. The cost and complexity of Billpoint's business may increase if certain regulations are deemed to apply to its business. In addition to the need to comply with these regulations, Billpoint's business is also subject to risks of fraud, the need to grow systems and processes rapidly if its products are well received, a high level of competition, including larger and better financed competitors and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which is Billpoint's backend provider of payment services. Similarly, Half.com may be subject to certain regulations regarding payments and the cost and complexity of its business may increase if these regulations are deemed to apply to its business.

We are subject to risks associated with information disseminated through our service

    The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Claims like these are more likely and have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this liability or asserted liability could harm our business.

We are subject to intellectual property and other litigation

    On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law and a section of the California Civil Code which prohibits "dealers" from selling sports memorabilia without a "Certificate of Authenticity." On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay with immunity from state claims based on the conduct of third parties. The court also noted that we were not a "dealer" under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. All counts of the plaintiffs' suit were dismissed with prejudice as to eBay. The plaintiffs have appealed this ruling. We believe we have meritorious defenses and intend to defend ourselves vigorously.

    On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates ("Rolex") in the regional court of Cologne, Germany. Rolex alleged that our subsidiaries were infringing Rolex's trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses against this claim and intend to defend ourselves vigorously.

    Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

    On September 26, 2001 a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and we believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action could be costly and divert our management's time. If the plaintiff was to prevail on all of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business.

    From time to time, we are involved in other disputes that arise in the ordinary course of business. We believe that the ultimate resolution of these other disputes will not have a material adverse impact on our financial position, results of operations, or cash flows.

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

System failures could harm our business

    Substantially all of our computer hardware for operating our services (other than Half.com) currently is located at the facilities of Exodus Communications, Inc. in Santa Clara, California and AboveNet Communications, Inc. in San Jose, California. The computer hardware for the Half.com service is located in the facilities of Level 3 Communications, Inc. in Philadelphia, Pennsylvania. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. Exodus has filed for Chapter 11 protection under the bankruptcy laws, although it is continuing to provide hosting services to us. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at any of the Exodus, AboveNet or Level 3 facilities could result in lengthy interruptions in our services. In addition, the failure by Exodus, AboveNet or Level 3 to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

    -   unanticipated economic or political events;

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

New and existing regulations could harm our business

    We are subject to the same foreign, federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the European Union's Directive on Distance Selling, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain. In addition, numerous states and foreign jurisdictions, including the State of California, where our headquarters is located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions.

    Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which we currently have a website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.) is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

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

We are dependent on key personnel

    Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any "key person" life insurance policies and many of our senior officers will fully vest the majority of their equity incentives within the next twelve months. Our new businesses are all dependent on attracting and retaining key personnel. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. We have had some turnover of these personnel, and continued losses of these individuals could result in the loss of significant future business and would harm us. In addition, employee turnover and other labor problems frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships and the direction of the business. These labor issues may be more severe if employees receive no significant financial return from the acquisition transaction, as has been the case with several of our recent acquisitions. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals, especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

California power outages could adversely affect us

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

Our offline auction businesses need to continue to acquire auction properties

    The businesses of Butterfields and Kruse are dependent on the continued acquisition of high quality auction properties from sellers. Their future success will depend in part on their ability to maintain an adequate supply of high quality auction property, particularly fine and decorative arts and collectibles and collectible automobiles, respectively. There is intense competition for these pieces with other auction companies and dealers. In addition, a small number of key senior management and specialists maintain the relationships with the primary sources of auction property and the loss of these individuals could harm the businesses of Butterfields and Kruse.

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

We are subject to the risks of owning real property

    In connection with the acquisitions of Kruse and Butterfields, we acquired real property including land, buildings and interests in partnerships holding land and buildings. We have no experience in managing real property. Ownership of this property subjects us to new risks, including:

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

    In addition, we face competition from local, regional and national specialty retailers and exchanges in each of its categories of products. For example:

     Antiques: Christie's, eHammer, Sotheby's / Sothebys.com, Phillips (LVMH)

     Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

     Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

     Musical Instruments: Guitar Center, Sam Ash, Mars Music, Gbase.com, Harmony-Central.com

     Sports Memorabilia: Beckett's, Collectors Universe, Mastro, Leylands, ThePit.com, Superior

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

     Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Fry's Electronics, Gateway, The Good Guys, MicroWarehouse, Shopping.com, 800.com, Computer Discount Warehouse, PC Connection, computer and consumer electronics retailers

     Home & Garden: IKEA, Crate & Barrel, Home Depot, Pottery Barn, Ethan Allen, Frontgate, Burpee.com

     Jewelry: Ashford.com, Mondera.com

     Pottery & Glass: Just Glass, Pottery Auction, Go Collect

     Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority, Sportsline.com

     Tickets: Ticketmaster, Tickets.com

     Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware,
OSH

     Business-to-Business: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, Overstock.com, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, VerticalNet

    Additionally, we face competition from various online auction sites including: Amazon.com, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales. Overseas, we face competition from Yahoo! Auctions in most countries and from a large number of regional and national competitors in each country. Different aspects of our fixed priced business compete with the major internet portals (AOL, MSN, Yahoo and comparable companies outside the U.S.) as well as Amazon.com and others.

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

We may be unable to protect or enforce our own intellectual property rights adequately

    We regard the protection of our URLs, copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our URLs, trademarks and service marks in the U.S. and internationally. Effective copyright, service mark, trademark, trade dress and trade secret protection is very expensive to maintain and may require litigation. Protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our URLs in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, IBM, Microsoft and Sun Microsystems, Inc. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost.

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

    Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, longer dated securities are subject to greater interest rate risk than shorter dated securities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2001, our fixed income investments earned a pretax yield of approximately 4.5% and had a weighted average maturity of 0.25 years. If interest rates were to instantaneously increase (decrease) by 100 basis points using a duration modeling technique, the fair market value of the total investment portfolio could decrease (increase) by approximately $2.2 million. Assuming an average investment balance of $850 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of $8.5 million annually.

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

FOREIGN CURRENCY RISK

    International sales are made mostly from our sales in the respective countries by our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These financial statements are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries and balance sheets are translated into U.S. dollars in consolidation. As exchange rates vary, these results and balance sheets, when translated, may vary from expectations and adversely impact overall expected profitability and foreign currency translations.

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

     On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates ("Rolex") in the regional court of Cologne, Germany. Rolex alleged that our subsidiaries were infringing Rolex's trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses against this claim and intend to defend ourselves vigorously.

     Third parties have from time to time claimed, and may in the future claim, that we have infringed their patents. We have in the past been forced to litigate one such claim. On September 26, 2001 a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and we believe we have meritorious defenses and will defend ourselves vigorously.

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

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 3, 2001, we completed our acquisition of HomesDirect.com, Inc., a company that provides an online marketplace for the buying and selling of foreclosed properties. In connection with the acquisition and in exchange for all of the outstanding equity securities of HomesDirect, we issued a total of 108,581 shares of our common stock. The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5:  OTHER INFORMATION

     Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          On August 24, 2001, we filed a report on Form 8-K providing the unaudited pro forma financial statements of iBazar.

                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               eBay Inc.

Date: November 14, 2001


PRINCIPAL EXECUTIVE OFFICER:                   PRINCIPAL FINANCIAL OFFICER:

By: /s/  MARGARET C. WHITMAN                   By: /s/ RAJIV DUTTA
    -------------------------------------         ------------------------------
    Margaret C. Whitman                           Rajiv Dutta
    President and Chief Executive Officer         Senior Vice President, Chief
                                                  Financial Officer


PRINCIPAL ACCOUNTING OFFICER:

By: /s/ MARK J. RUBASH
    -------------------------------------
    Mark J. Rubash
    Vice President, Finance and Chief
    Accounting Officer