Form 10-K
period 2001-12-31
EBAY INC
filed 2002-03-25
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to .

Commission file number 000-24821

eBay Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2145 Hamilton Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)

(408) 376-7400

(Registrant’s telephone number, including area code)

     Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      As of March 1, 2002, there were 279,466,770 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market as of March 1, 2002 was approximately $9,114,191,774.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10 through 13 are incorporated by reference to eBay’s Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed by April 30, 2002.

PART I

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate” and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the “Risk Factors” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1:	BUSINESS

      eBay Inc. was formed as a sole proprietorship in September 1995, and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware and completed the initial public offering of our common stock in September 1998. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California, 95125, and our telephone number is (408) 376-7400. When we refer to “we” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com,” we mean the online trading platform located at www.ebay.com.

Business Overview

      eBay pioneered online trading by developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining format to browse, buy and sell items such as collectibles, automobiles, high-end or premium art items, jewelry, consumer electronics and a host of practical and miscellaneous items. The eBay trading platform is a fully automated, topically arranged, intuitive, and easy-to-use service that supports an auction format in which sellers list items for sale and buyers bid on items of interest, and a fixed-price format in which sellers and buyers trade items at a fixed price established by sellers. As of December 31, 2001, through our wholly owned and partially owned subsidiaries and affiliates, we operated online trading platforms directed towards the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland and the United Kingdom.

      From December 31, 1998 to December 31, 2001, the number of confirmed registered eBay users grew from approximately 2 million to approximately 42.4 million. In 2001, eBay users listed more than 423 million items and completed transactions with an aggregate value of more than $9.3 billion.

Industry Background

Internet and Online Commerce Growth

      The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct electronic commerce transactions. According to Nua Internet Surveys, as of November 2001, more than 513 million people worldwide had access to the Internet either at home or work. And, according to Forrester Research, the total value of global electronic commerce transactions in 2002 is expected to be more than $2.2 trillion, an 83% increase from the approximate $1.2 trillion estimate for 2001.

      The Internet offers the first opportunity to create a compelling global business that overcomes the inefficiencies associated with traditional trading among buyers and sellers of all types. An Internet-based, centralized marketplace offers the following benefits:

•	facilitates buyers and sellers meeting, listing items for sale, exchanging information, interacting with each other and, ultimately, consummating transactions;

•	allows buyers and sellers to trade directly, bypassing traditional intermediaries and lowering costs for both parties;

•	is global in reach, offering buyers a significantly broader selection of goods to purchase and providing sellers the opportunity to sell their goods efficiently to a broader base of buyers;

•	offers significant convenience, allowing trading at all hours and providing continuously updated information;

•	fosters a sense of community through direct buyer and seller communication, thereby enabling interaction between individuals with mutual interests; and

•	establishes fair market prices for items where no efficient market exists, for example, for rare items, distressed and surplus goods.

The Online Trading Opportunity

      Our online trading platform has historically offered the exchange of goods among buyers and sellers of traditional types, competing with classified advertisements, collectibles shows, garage sales, flea markets and other venues such as auction houses. As our service has evolved, its applicability has expanded to broader categories of items, and to a broader and more global user base. As a result, our product mix has shifted from primarily collectible items to a mix that now includes practical everyday items, such as household goods, computers, consumer electronics and other items. Our user base has grown from individual consumers to also include merchants, small to mid-sized businesses, global corporations and government agencies.

eBay’s Strategy

      Our objective is to build upon our position as the world’s leading community-commerce model and the most compelling commerce platform on the Internet. Our vision is to help practically anyone buy or sell practically anything in the world. The key elements of our strategy are to broaden the eBay trading platform, develop global markets, enhance features and functionality, and foster eBay community affinity.

Broaden the eBay Trading Platform

      The eBay service was originally introduced in September 1995, to create an efficient forum for individuals to trade with one another. Since our beginning as a grassroots online trading community, we have attracted a significant number of buyers and sellers through word of mouth and by providing buyers and sellers a place to socialize, discuss topics of common interest and ultimately to trade goods with one another. The number of categories where eBay users can list goods for sale has grown from 10 when eBay was first introduced, to more than 18,000 as of December 31, 2001. To continue the rapid growth of our business, we are pursuing a strategy focused primarily on category development, geographic expansion and improving the quality and range of services offered to eBay users.

      As the number of transactions on the eBay platform continues to expand, trading activities in individual categories often evolve into unique communities of buyers and sellers. A large portion of our user programs, marketing and other business development activities are designed to support the acceleration of trading in the most active categories, including various collectibles, computers, consumer electronics, jewelry, motors, books, music and movies, real estate, tickets and travel. We support existing and new product categories by introducing category-specific bulletin boards and chat rooms, integrating category-specific content, advertising our service in targeted publications and participating in targeted trade shows. We have also broadened the range of features that we and others offer to make trading easier, including payment services, insurance, shipping, authentication, appraisal, vehicle inspection and escrow services.

      As of December 31, 2001, listings on eBay were organized under the following categories:

Major Categories

• Antiques
• Art
• Baby
• Books
• Business
• Cameras & Photo
• Cars, Trucks, Parts
• Clothing & Accessories
• Coins
• Collectibles
• Computers, Peripherals
• Dolls & Bears
• DVDs & Movies
• Hobbies & Crafts
• Home & Garden
• Jewelry, Gems, Watches
• Motorcycles

• Music
• Musical Instruments
• Networking & I.T.
• PDAs
• Pottery & Glass
• Real Estate, Timeshares
• Sporting Goods
• Sports Memorabilia
• Stamps
• Tickets
• Tools
• Toys
• Travel
• TV
• Video Games
• Everything Else
	• New Categories	Specialty Sites • Holiday Gifts • eBay Stores • eBay Motors • Premier • Live Auctions • Professional Services • Half.com

      Each major category has numerous subcategories with the most popular items sold on eBay being those that are relatively standardized, well represented with a photo, small and easily shipped and relatively inexpensive.

Develop Global Markets

      We believe that the Internet provides a significant opportunity to create efficient trading platforms in local, national and international markets and that over time, these platforms can be transformed into a seamless, truly global trading environment. We intend to take advantage of this opportunity by developing eBay in selected markets and actively marketing and promoting our services. Internationally, we have introduced country-specific services for Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, New Zealand, Singapore, South Korea, Spain, Switzerland and the United Kingdom. We believe that our user base already includes users located in over 200 countries. We can choose from several strategies to enter new international markets, including building a user community solely through internal efforts, acquiring a company already in the local trading market or partnering with strong local companies. We have employed, and will continue to employ, each of these strategies, where appropriate.

      The majority of our international revenue growth is attributable to our operations in Germany, Canada and the United Kingdom, with additional contribution from our acquisition of a majority interest in Internet Auction Co., Ltd., or Internet Auction, in South Korea. See “Note 4 — Segment Reporting to the Consolidated Financial Statements.”

Enhance Features and Functionality

      We intend to continually update and enhance the features and functionality of our websites to ensure continuous improvements to the trading experience. During 2001, we added various new features and services to help buyers and sellers trade with greater ease, including eBay Stores which provides sellers a merchandising showcase for multiple listings and buyers with a convenient single shopping destination with thousands of merchants, eBay Checkout which provides eBay users with a faster and easier way to complete transactions and payments, enhanced payment features and expanded search capabilities.

Foster eBay Community Affinity

      We continue to enhance what is already the largest and one of the most loyal online trading communities on the Web. We have aggregated a significant number of buyers, sellers and items listed for sale, which in turn has resulted in an extremely vibrant trading environment. eBay sellers enjoy generally high sell-through or conversion rates and buyers enjoy an extensive selection of broadly priced goods and services.

      Key components of our community philosophy are maintaining an honest and open marketplace and treating individual users with respect. We seek to maintain the satisfaction and loyalty of our frequent buyers and sellers by offering a variety of community and support features such as announcement and bulletin boards, customer support boards and personal pages as well as other topical or category-specific information exchanges. Our trust and safety initiatives, including user verification, requirements for new sellers to have a credit card on file, insurance, vehicle inspections, escrow, authentication and appraisal are all intended to bolster our reputation as a safe place to trade.

The eBay Online Trading Experience

      The eBay trading platform is a fully automated, topically arranged, intuitive and easy-to-use online service that is available on a 24 hours-a-day, seven-days-a-week basis that enables sellers to list items for sale in either auction or fixed-price formats, buyers to bid for and/or purchase items of interest, and all eBay users to browse through listed items from any place in the world at any time. The eBay websites offer buyers a large selection of new and used items that can be difficult and costly to find through traditional distribution channels and offer sellers one of the most efficient and vibrant online distribution channels available.

Registration

      Any visitor to eBay.com and our international websites can browse through the eBay service and view the items listed for sale. To bid, list or purchase an item, buyers and sellers must first register with eBay by completing a short online form and confirmation process.

Buying on eBay

      Buyers typically enter eBay through its home page, which contains a listing of major product categories, featured items and theme-oriented promotions. Users can search for specific items by browsing through a list of items within a category or subcategory and then “click through” to a detailed description for a particular item. Users can also search specific categories, interest pages or the entire database of listings using keywords to describe their areas of interest. Our search engine generates lists of relevant items with links to detailed descriptions. Each item is assigned a unique identifier so that users can easily search for and track specific items. Users also can search for a particular bidder or seller by name to review his or her listings and feedback history and search for products by specific region or other attributes. Once a user has found an item and registered with eBay, the user may enter a bid for the maximum amount he or she is willing to pay at that time, or for those listings that offer the Buy-It-Now feature, purchase the item by accepting the Buy-It-Now price established by the seller. In the event of competitive bids, the eBay service automatically increases bidding in increments based upon the current high bid, up to the bidder’s maximum price.

      We encourage direct interaction between buyers and sellers, potential buyers wishing additional information about a listed item can contact the seller through email. We believe that this interaction between potential buyers and sellers enhances the trading experience on eBay and is an important element of our service. Once each bid is made, we send the bidder an email confirmation, an outbid notice to the next highest bidder and automatically update the item’s auction status. During the course of the transaction, we notify bidders immediately via email if they are outbid. Buyers are not charged for making bids or purchases through eBay. In addition, buyers can also specify items of interest on a service called “Favorite Searches” (previously called “Personal Shopper”) and receive automated email messages when these particular items are available for sale on eBay.

Selling on eBay

      Registered sellers can list a product for sale by completing a short online form or using “Mister Lister,” “Seller’s Assistant” or third-party tools that facilitate the listing of multiple items. The seller selects a minimum price for opening bids for the item and chooses whether the sale will last three, five, seven or ten days. Additionally, a seller may select a reserve price for an item, which is the minimum price at which the seller is willing to sell the item and is typically higher than the minimum price set for the opening bid. The reserve price is not disclosed to bidders. Sellers with appropriate feedback ratings may also choose to use the Buy-It-Now feature at the time of listing, which allows sellers to name a price at which they would be willing to sell the item to any buyer. Listings that offer the Buy-It-Now feature are run in the normal auction-style format, but will also feature a Buy-It-Now icon and price. Until the first bid is placed, or in the case of a reserve auction, until the reserve price is met, buyers have the option to buy the item instantly at the specified price without waiting for the auction to end. A seller can elect to sell items in individual item listings or, if he or she has multiple identical items, can elect to hold a “Dutch Auction.” For example, an individual wishing to sell 10 identical watches could hold 10 individual auctions or hold a Dutch Auction in which the 10 highest bidders would each receive a watch at the same price and all lower bids would be rejected. To be eligible to hold a Dutch auction, a seller must have a sufficiently high feedback rating and must have been a registered seller for at least 60 days. A seller may also specify that an auction will be a private auction. With this format, bidders’ email addresses are not disclosed on the item screen or bidding history screen.

      Sellers generally pay a nominal listing fee to list items for sale. By paying incremental placement fees, sellers can have items featured in various ways. For example, a seller can highlight his or her item for sale by utilizing a bold font for the item heading, have his or her auction displayed as a “Featured Auction,” which allows the seller’s item to be rotated on the eBay home page, or utilize the Buy-It-Now feature, which enables a seller to close an auction instantly once a specified price is reached.

      When an auction ends, the eBay system validates whether a bid has exceeded the minimum price, and the reserve price if one has been set. If the auction was successful or if the buyer elected the Buy-It-Now feature, we automatically notify the buyer and seller via email, and the buyer and seller can then complete the transaction independently of us. At the time of the email notification, we generally charge the seller a final value fee. eBay does not take possession of either the item being sold or the buyer’s payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping.

      Under the terms of our user agreement, if a seller receives one or more bids above the stated minimum or reserve price, whichever is higher, the seller is obligated to complete a transaction. We have no power to force the seller or buyer to complete the transaction, other than to suspend them from using the eBay service in the future. In the event the buyer and seller are unable to complete the transaction and the seller notifies us, we have the right to credit the seller the amount of the final value fee.

      Invoices for listing, feature and final value fees are sent via email to sellers on a regular (at least monthly) basis. We require all new sellers to have a credit card account on file. Sellers who pay us by credit card are charged shortly after the invoice is sent. A summary of our fee structure as of March 1, 2002 is provided below. All pricing is subject to change.

Listing Fees

Minimum Bid, Opening
Value or Reserve Price	Listing Fee

$0.01 - $9.99	$0.30
$10.00 - $24.99	$0.55
$25.00 - $49.99	$1.10
$50.00 - $199.99	$2.20
$200.00 and up	$3.30

Special Categories	Listing Fee

Passenger Vehicles or Other Vehicles	$40.00
Motorcycles	$25.00
Real Estate	$50.00

Feature Fees

Seller Feature	Description	Feature Fee

Home Page Featured	Item is listed in a Special Featured section and is also rotated on the eBay home page.	$99.95
Featured Plus!	Item appears in the category’s Featured Item section and in bidder’s search results.	$19.95
Highlight	Item listing is emphasized with a colored band.	$5.00
Bold	Item title is listed in bold.	$2.00
Buy-It-Now	Allows the seller to close an auction instantly for a specified price.	$0.05

Final Value Fees

Sale Price	Final Value Fee

Up to $25	5.25% of sale price
$25.01 to $1,000	Above plus 2.75% of amount over $25
Over $1,000	Above plus 1.5% of the amount over $1,000

Trust and Safety Programs

      We have developed a number of programs to make eBay users more comfortable dealing with unknown trading partners and completing commerce transactions on the Internet.

Feedback Forum

      eBay’s Feedback Forum encourages every user to provide comments and feedback on other eBay users with whom they interact and offers user profiles that include feedback ratings and incorporate user experiences. Every registered eBay user has a feedback profile containing compliments, criticisms and other comments by users who have conducted business or interacted with the person. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match up transaction numbers with the user names of their trading partners. This information is recorded in a feedback profile that includes a feedback rating for the person and comments from other eBay users who have interacted with that person over the past seven days, the past month, the past six months and beyond. Users who develop positive reputations will have a color-coded star symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. Before bidding on items listed for sale, eBay users are encouraged to review a seller’s feedback profile to check their reputation within the eBay community.

      The terms of our user agreement prohibit actions that would undermine the integrity of the Feedback Forum, such as a person’s leaving positive feedback about himself or herself through multiple accounts or leaving multiple negative feedback for others through multiple accounts. The Feedback Forum has several automated features designed to detect and prevent some forms of abuse. For example, feedback posting from the same account, positive or negative, cannot affect a user’s net feedback rating (i.e., the number of positive postings, less the number of negative postings) by more than one point, no matter how many comments an individual makes. Also, a user can only leave feedback for completed transactions. Users who receive a sufficiently negative net feedback rating have their registrations suspended and are unable to bid on or list items for sale. We believe our Feedback Forum is extremely useful in overcoming initial user hesitancy when trading over the Internet, as it reduces the anonymity and uncertainty of dealing with an unknown trading partner. See “Risk Factors — We are subject to risks associated with information disseminated through our service.”

SafeHarborTM program

      In addition to the Feedback Forum, we offer the SafeHarborTM program, which provides guidelines for trading, provides information to resolve user disputes and responds to reports of misuses of the eBay service. eBay’s SafeHarborTM staff investigates users’ complaints of possible misuse of the eBay service and take appropriate action, including issuing warnings to users or suspending users from bidding on or listing items for sale. Some of the complaints the SafeHarborTM staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting illegal items for sale. The SafeHarborTM group is organized into three areas: Investigations, Community Watch and Fraud Prevention. The Investigations team investigates reported trading infractions and misuse of the eBay service. The Fraud Prevention department provides information to assist users with disputes over the quality of the goods sold or potentially fraudulent transactions and, upon receipt of an officially filed, written claim of fraud from a user, will generally suspend or take other action against the offending user from the eBay service as appropriate. The Community Watch department investigates the listing of illegal, infringing or inappropriate items on the eBay.com site and violations of certain of our policies. Upon receipt of a valid written claim of intellectual property infringement by the owner of the intellectual property, we will remove the offending item. Users who repeatedly infringe intellectual property rights are suspended. In addition, we have increased the number of people reviewing potentially illegal items. Our trust and safety initiatives, including user identity verification, insurance, integrated escrow and authentication, are key elements of our programs designed to make eBay a safe place to trade. See “Risk Factors — Our business may be harmed by fraudulent activities on our websites.”

Other Services

My eBay

      We offer My eBay, which permits users to receive a report of their recent eBay activity, including bidding, selling, account balances, favorite categories and recent feedback. Users with their own Web pages also may post links from their web pages to eBay and list the items the user is selling on eBay. We also offer About Me, which provides users the opportunity to create their own personal home page free of charge on eBay using step-by-step instructions. The About Me home page can include personal information, items listed for sale, eBay feedback ratings, images and links to other favorite sites.

Customer Support

      We devote significant resources to personalized, timely customer service and support. We offer customer support on a seven-days-a-week basis. Most customer support inquiries are handled via email, typically within 24 hours after submission. We also offer an online tutorial for new eBay users and a message board supported by users and eBay customer support staff.

Value-Added Services

      We provide a variety of “pre-trade” and “post-trade” services to enhance the user experience and make trading easier, safer and fun. “Pre-trade” services simplify the listing process and include photo hosting, authentication and seller productivity software. “Post-trade” services make transactions easier and more comfortable to complete, and include payment processing, insurance, vehicle inspections, escrow, shipping and postage. We currently provide these services directly or through contractual arrangements with third parties.

eBay Foundation

      In June 1998, we donated 643,500 shares of common stock to the Community Foundation Silicon Valley, a tax-exempt donor-advised public charity, and established a fund known as the “eBay Foundation.” Since its inception, the eBay Foundation has made millions of dollars in grants to dozens of programs and initiatives focused on education and expanded access to technology. We also seek user suggestions for worthwhile charities through the eBay website, where charity auctions and other unique promotions are held to support such causes

Offline Businesses

      Our offline businesses include Butterfields Auctioneers Corporation and Kruse, Inc. d/b/a Kruse International, which provide traditional auction services. Butterfields was established in 1865 and is the largest auction house headquartered on the West coast of the United States specializing in fine art, antiques and collectibles with sales galleries in San Francisco and Los Angeles and regional representatives located throughout the Midwest and Western United States. Kruse, which operates in the state of Indiana, was established in 1971 and is one of the world’s leading collector car auction companies.

Site Operations and Technology

      The eBay platform is composed of a scalable user interface and transaction processing system based on internally developed proprietary software. The eBay platform supports the sale process, including notifying users via email when they initially register for the service, place a successful bid, are outbid, list an item for sale and when an auction ends. The platform also sends daily status updates to any active sellers and bidders. The platform maintains user registration information, billing accounts, current auctions and historical listings. All information is regularly archived for record-keeping and analysis purposes. The platform regularly updates a text-based search engine with the titles and descriptions of new items, as well as pricing and bidding updates for active items. The platform also updates the seller’s billing account every time an item is listed, a feature is selected or an auction closes with a bid in excess of the seller-specified minimum bid. The platform sends electronic invoices to all sellers via email on a regular (at least monthly) basis. In addition to these features, the eBay service also supports a number of community bulletin board and chat areas where users and eBay customer support personnel can interact.

      Our platform is designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides 24-hours-a-day, seven-days-a-week availability, subject to a maintenance period during one night each week. Substantially all of our system hardware is hosted at the Exodus facilities in Santa Clara, California, the Qwest Communications facilities in Sunnyvale, California, and/or the Sprint Communications facilities in Sacramento, California, each of which provide redundant communications lines and emergency power backup. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties.

      In early 2002, Cable and Wireless plc acquired substantially all of Exodus’s data center assets under Exodus’ Chapter 11 bankruptcy proceedings. We expect that these data center assets, now owned by Cable and Wireless plc, will continue to be branded using the Exodus name. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at any of the Exodus, Qwest or Sprint facilities could result in lengthy interruptions in our services. In addition, the failure by Exodus, Qwest or Sprint to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our net revenues and profits, and our future net revenues and profits will be harmed if our users believe that our system is unreliable.

      Our platform consists of Sun database servers running Oracle relational database management applications with a mix of Sun and Hitachi storage devices and a suite of Pentium-based Internet servers running the Windows NT and Linux operating systems. We use Resonate Inc.’s and F5 Inc.’s load balancing systems and our own redundant servers along with select software from Veritas Inc. to provide for fault tolerance. We have experienced periodic system interruptions, which we believe will continue to occur from time to time. These outages have stemmed from a variety of causes, including third-party hardware and software problems, human error and eBay proprietary software issues. The volume of traffic on our website and the number of items being listed by users has been increasing continually, requiring us to expand and upgrade our technology, transaction processing systems and network infrastructure and add new engineering personnel. The process of upgrading and expansion is part of the regular maintenance and site revisions. We may be unable to accurately project the rate or timing of increases, if any, in the use of the eBay service or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any failure to expand or upgrade our systems at least as fast as the growth in demand for capacity could cause the website to become unstable and possibly cease to operate for periods of time. Unscheduled downtime could harm our business.

      We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We must continually improve these systems to accommodate the increasing levels of use of our website. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. The cost of our development efforts totaled $24.8 million in the year ended December 31, 1999, $55.9 million in 2000, and $75.3 million in 2001, and are displayed in our Consolidated Financial Statements under the heading “Product development.” Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users’ experience on our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to upgrade and expand our systems in a timely and effective manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business. See “Risk Factors — The inability to expand our systems may limit our growth and — System failures could harm our business.”

      Our competitive space is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, adapt our services to evolving industry standards and to improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the Internet. Our failure to adapt to these changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. See “Risk Factors — Our failure to manage growth could harm us, — We must keep pace with rapid technological change to remain competitive and — We need to develop new services, features and functions in order to expand.” To address the need for rapid change as well as stability, we have undertaken a project to enhance our current architecture. The new architecture is intended to facilitate continued stability, improved scalability and improved efficiency. The proposed architecture should also improve search and listing functionality. This project is ongoing, with phased rollouts through 2003. We plan to time these rollouts in a way that minimizes the impact to our user community.

Marketing

      Our marketing strategy is to promote our brand, attract new buyers and sellers to the eBay service and increase the activity of existing users. Our marketing efforts can be classified into initial and sustaining phases.

      The initial marketing phase is characterized by the earlier stage of website development and growth exhibited by our international businesses. The primary objectives of marketing in the initial phase are to build brand awareness and interest and to acquire new users. To build brand awareness and interest, we employ a variety of methods including trade show and other event participation, public relations and word of mouth. To attract new users, we use strategic purchases of online advertising in areas in which we believe we can reach our target audience. We also engage in a number of other marketing activities including radio, national and local television advertising, and print media including advertising in a number of category-specific publications.

      The sustaining marketing phase is characterized by the more developed state of our U.S. business. The primary objectives of marketing in the sustaining phase are creating a more managed brand message, acquiring new users, and increasing the activity of existing users. To create a more managed brand message, we are focused on producing a more consistent view of eBay through online, television, print and radio advertising, and through educational efforts such as online tutorials and eBay University, a program in which our representatives conduct free educational seminars in various local markets. To attract new users, we continue to focus on strategic online and traditional advertising. To promote on-site activation, we are focused on effectively merchandising our users’ product offerings by organizing site inventory and categories to address seasonal demand and changing market trends. In addition, we promote all three objectives through direct messaging, such as emails that notify users of promotions, user updates on transactions, and other product recommendations.

Competition

      We encounter aggressive competition in our business from numerous sources. Our users can buy and sell similar items through a variety of competing channels, including online and offline retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail order companies, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business) and online and offline shopping channels and networks. See “Risk Factors — Our market is intensely competitive” for a listing of these competitors. As our product offering continues to broaden into new categories of items, we expect our competition to continue to broaden to include other online and offline channels for those new offerings. We also compete on the basis of price and product selection, which are derived from our abundant and diverse user community and the quality of the eBay user experience. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a material adverse effect on our business, financial position, operating results, cash flows and reduce the value of our stock. We believe that we will be able to maintain profitability by preserving and expanding the abundance and diversity of our user community and enhancing our user experience, but there can be no assurance that we will be able to continue to manage our operating expenses to mitigate a decline in net income. See “Risk Factors — Our operating results may fluctuate.”

Intellectual Property

      We regard the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets as critical to our success. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

      We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. As a result, we actively pursue the registration of our trademarks, copyrights, patents and domain names in the U.S. and major countries internationally. Furthermore, we must also protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have registered or applied for our “eBay” trademark in the U.S. and over 50 non-U.S. jurisdictions and have in place an active program to continue securing the “eBay” domain name in major non-U.S. jurisdictions. We have filed to protect our rights to the “eBay” name in the certain new top level domains such as “.biz” “.info” and “.us” that have recently become operational.

Our inability to secure our trademarks or domain names could adversely affect us in any jurisdiction in which we are not able to register.

      Effective trademark, copyright, patent, trade dress, trade secret and domain name protection is very expensive to maintain and may require litigation.

      Third parties have from time to time claimed, and others may claim in the future, that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. See also the information under “Legal Proceedings” and “Risk Factors — We are subject to intellectual property and other litigation and — We may be unable to protect or enforce our own intellectual property rights adequately.”

Other Matters Impacting Our Business

Issues Related to the Listing or Sale by Users of Unlawful Items

      We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have actively sought to work with the content community to eliminate infringing listings on our websites, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including us. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. See “Legal Proceedings” and “Risk Factors — We are subject to intellectual property and other litigation.”

Fraudulent Activities on Our Website

      Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. See “Risk Factors — Our business may be harmed by fraudulent activities on our websites.”

Government Inquiries

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

      On March 24, 2000, our Butterfields subsidiary received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting documents relating to, among other things, changes in Butterfields’ seller commissions and buyer premiums and discussions, agreements or understandings with other auction houses, in each case since 1992. We believe this request may be related to a publicly reported criminal investigation of auction houses for price fixing. We have provided the information requested in the subpoena. Should these or any other investigations lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would suffer if it were not to prevail in actions like these. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

      A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about us, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign, federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps we take to protect our users from fraud. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts. If one or more of these agencies is not satisfied with our response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm our business.

      Starting in 2000, we provided information to the Antitrust Division of the Department of Justice in connection with an inquiry into our conduct with respect to “auction aggregators” including our licensing program and our recently settled lawsuit against Bidder’s Edge. The Division has closed its investigation without taking action against us.

Privacy Policy

      We believe that issues relating to privacy and the use of personal information of Internet users are becoming increasingly important as the Internet and its commercial uses grow. We have adopted a detailed privacy policy that outlines how we use information about our users and the extent to which other registered eBay users may have access to this information. Users must acknowledge and agree to this policy when registering for the eBay service. We do not sell or rent any personally identifiable information about our users to any third-party; however, we do disclose information to sellers and winning bidders that contains the seller’s and winning bidder’s name, email address and telephone number. We also disclose some personally identifiable information to our subsidiaries and business partners in connection with the provision of services by these entities. We also will disclose customer information in our possession (other than credit card information) to a law enforcement agency or member of the eBay’s Verified Rights Owner program that requests this information in connection with a civil, criminal or regulatory investigation. We also use information about our users for internal purposes in order to improve marketing and promotional efforts, to analyze website usage statistically and to improve content, product offerings and website layout. We are a member of the TRUSTe program, a non-profit independent organization that audits websites’ privacy statements and audits their adherence thereto.

New and Existing Regulation of the Internet

      eBay is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. In addition, numerous states, including the State of California, where our headquarters is located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois Auction law to our services. We are working with OBRE to determine the scope of its regulatory efforts. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions, such as licensure as an auto dealer or real estate broker.

      Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This uncertainty could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the United States are in many cases less favorable then those in the U.S., giving greater rights to consumers, content owners and users or placing more extensive restrictions on our operations then exist in the U.S. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services. See “Risk Factors — There are many risks associated with our international operations.”

Employees

      As of December 31, 2001, we had approximately 2,560 full-time employees. Our future is substantially dependent on the performance of our executive and senior management and key technical personnel, and our continuing ability to find and retain highly qualified technical and managerial personnel. See “Risk Factors — We are dependent on key personnel.”

ITEM 2:	PROPERTIES

      On March 1, 2000, we entered into a five-year lease for general office facilities located in San Jose, California. This five-year lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to us as lessee. Under our lease structure, upon termination or expiration, at our option, we must either purchase the property from the lessor for a predetermined amount or sell the real property to a third-party.

      Payments under our lease are based on the $126.4 million cost of the property funded by the third-party and are adjusted as the London Interbank Offering Rate (“LIBOR”) fluctuates. Under the terms of the lease agreement, the lease terminates on March 1, 2005, unless extended to September 1, 2006. At any time prior to the final 12 months of the lease term, we may, at our option, purchase the property for approximately $126.4 million. If we elect not to purchase the property, we will undertake to sell the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 88% of the $126.4 million cost of the property. We may also be liable to the lessor for the entire amount of $126.4 million if we default on any of certain lease obligations and financial covenants. If this payment were made, we would then receive title to the property. At December 31, 2001, we had not made a decision with respect to which option we will pursue at the end of the lease term, although it is likely that we will decide to continue to occupy the property. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations. See “Note 9 — Operating Lease Arrangements to the Consolidated Financial Statements.”

      In addition, we are required to place $126.4 million of cash and investment securities as collateral for the term of the lease and to maintain certain financial covenants. The cash and investment securities are restricted as to their withdrawal from a third party trustee and are classified as long-term restricted cash and investments in the accompanying balance sheet. In the event of a default under the lease, the collateral could be used to pay the purchase price of the property and the lease would be terminated. At December 31, 2001, we were in compliance with our financial covenants under the lease.

      If our lease were terminated, and we became obligated to pay the purchase price of the land and buildings, we would show the cost as an asset on our balance sheet and our restricted cash and investments position would be reduced by the amount of the purchase price. Currently, we reflect rent payments as an expense on our statement of income. In the event we were required to purchase the land and buildings, our rent expense would cease and we would subsequently record depreciation expense for the buildings over their estimated useful lives.

      We entered into two interest rate swaps on June 19, 2000, and July 20, 2000, to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. See “Note 6 — Derivative Instruments to the Consolidated Financial Statements.”

      Our San Jose lease consists of approximately 460,000 square feet of office space. As of December 31, 2001, we occupied approximately 230,000 square feet of this total office space for our online businesses and subleased additional space in the facility to third parties.

      We lease an additional 301,000 square feet of office space for our customer call center in Utah and for the other offices related to our online businesses that we maintain in the U.S. and abroad. Our other domestic offices are generally located where our domestic subsidiaries are based. Our international offices are generally located where we have international websites.

      As the result of our 1999 acquisitions of Butterfields and Kruse, we own commercial real estate in California and Indiana with an aggregate of approximately 1,168,000 square feet. Of the 1,168,000 square feet, we are the majority interest holder in 187,000 square feet of office space and the sole owner of the remaining balance.

      We believe that our existing facilities are adequate to meet our needs for the immediate future and future growth can be accommodated by leasing additional or alternative space.

ITEM 3:	LEGAL PROCEEDINGS

      On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law and a section of the California Civil Code, which prohibits “dealers” from selling sports memorabilia without a

“Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs have appealed this ruling. We believe we have meritorious defenses and intend to defend ourselves vigorously.

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates (“Rolex”) in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses against this claim and intend to defend ourselves vigorously.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching, and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and we believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into international jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. We believe that the ultimate resolution of these other disputes will not have a material adverse impact on our financial position, results of operations, or cash flows.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no submissions of matters to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      eBay’s common stock has been traded on The Nasdaq Stock MarketSM under the symbol “EBAY” since September 24, 1998. The following table sets forth the high and low per share bid prices of eBay’s common stock for the periods indicated, as reported by The Nasdaq Stock MarketSM. The stock quotes are adjusted to reflect our three-for-one stock split in February 1999 and two-for-one stock split in May 2000.

	High	Low

Year Ended December 31, 2000
First Quarter	127.50	58.69
Second Quarter	93.88	48.56
Third Quarter	77.56	43.50
Fourth Quarter	70.25	26.75
Year Ended December 31, 2001
First Quarter	55.13	28.44
Second Quarter	71.30	29.25
Third Quarter	70.20	41.50
Fourth Quarter	72.74	44.00

      As of March 1, 2002, there were approximately 1,500 stockholders of record of eBay’s common stock, although eBay believes that there is a significantly larger number of beneficial owners of our common stock.

Dividend Policy

      We have never paid cash dividends on our stock, and anticipate that we will continue to retain any future earnings to finance the growth of our business.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, are derived from, and are qualified by reference to our audited consolidated financial statements.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net revenues	$41,370	$86,129	$224,724	$431,424	$748,821
Cost of net revenues	8,404	16,094	57,588	95,453	134,816

Gross profit	32,966	70,035	167,136	335,971	614,005

Operating expenses:
Sales and marketing	15,618	35,976	96,239	166,767	253,474
Product development	831	4,640	24,847	55,863	75,288
General and administrative	6,534	15,849	43,919	73,027	105,784
Payroll expense on employee stock options	—	—	—	2,337	2,442
Amortization of acquired intangible assets	—	805	1,145	1,433	36,591
Merger related costs	—	—	4,359	1,550	—

Total operating expenses	22,983	57,270	170,509	300,977	473,579

Income (loss) from operations	9,983	12,765	(3,373)	34,994	140,426
Interest and other income (expense), net	(1,951)	(703)	21,412	46,025	46,276
Impairment of certain equity investments	—	—	—	—	(16,245)

Income before income taxes	8,032	12,062	18,039	81,019	170,457
Provision for income taxes	(971)	(4,789)	(8,472)	(32,725)	(80,009)

Net income	$7,061	$7,273	$9,567	$48,294	$90,448

Net income per share:
Basic	$0.14	$0.07	$0.04	$0.19	$0.34

Diluted	$0.04	$0.03	$0.04	$0.17	$0.32

Weighted average shares:
Basic	48,854	104,128	217,674	251,776	268,971

Diluted	169,550	233,519	273,033	280,346	280,595

	(in millions)
Supplemental Operating Data:
Number of registered users at end of period	0.3	2.2	10.0	22.5	42.4
Number of items listed	4.4	33.7	129.6	264.7	423.1
Gross merchandise sales	$95	$745	$2,805	$5,422	$9,319

	December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,109	$37,285	$221,801	$201,873	$523,969
Short-term investments	—	40,401	181,086	354,166	199,450
Long-term investments	—	—	373,988	218,197	286,998
Restricted cash and investments	—	—	—	126,390	129,614
Working capital	(1,881)	72,934	372,266	538,022	703,666
Total assets	62,350	149,536	969,825	1,182,403	1,678,529
Long-term debt	16,307	18,361	15,018	11,404	12,008
Total stockholders’ equity	$9,722	$100,538	$854,129	$1,013,760	$1,429,138

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of eBay’s plans, objectives, expectations and intentions. When used in this document, the words “expects,” “anticipates,” “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below.

Overview

About eBay

      We pioneered online trading by developing a global online trading platform that helps practically anyone buy or sell practically anything. Our service permits sellers to list items for sale, buyers to bid on items of interest and all eBay users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available 24 hours-a-day, seven-days-a-week.

Critical Accounting Policies and Estimates

      The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and other disclosures included in this Annual Report on Form 10-K for the year ended December 31, 2001.

Third-party Advertising Revenues

      Our third-party advertising revenue is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to three years, but is generally one week to three months. Advertising revenues on both banner and sponsorship contracts are recognized as “impressions” are delivered (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Barter transactions are valued based on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred until the obligation or uncertainties are resolved. Third-party advertising revenues, including barter transactions, totaled 1%, 3% and 11% of our consolidated net revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

      Third-party advertising revenues may be affected by the financial condition of our customers and by the success of online promotions in general. Recently, the industry pricing of online advertisements has deteriorated. Our third-party advertising revenue is dependent in significant part on the performance of AOL Time Warner, Inc.’s, or AOL’s, sales force, over which we do not have control. Reduction in third-party advertising, whether due to softening of the demand for online advertising in general or particular problems facing parties with whom we have contractual arrangements, would adversely affect our operating results. Unlike our online auction transaction revenues, third-party advertising revenues are derived from a highly concentrated customer base. During the year ended December 31, 1999, third-party advertising revenues were derived from approximately 10 customers. During the years ended December 31, 2000 and 2001, third-party advertising revenues were attributable to approximately 20 customers each year. We continue to view our business as primarily transaction driven and we expect third-party advertising revenues in future periods to decrease as a percentage of total net revenues, and possibly in absolute dollars.

End-to-End Services and Promotions Revenues

      Our end-to-end services and promotions revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users. To date, the duration of our end-to-end services and promotions contracts has ranged from one to three years. End-to-end services and promotions revenues are recognized as the contracted services are delivered to end users. To the extent that significant obligations remain at the end of a period or collection of the resulting receivable is not considered probable, revenues are deferred until the obligation or uncertainty is resolved. End-to-end services and promotions revenues were 0%, 7% and 4% of our consolidated net revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

      Similar to our third-party advertising revenues, our end-to-end services and promotions revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online services and promotions in general. Additionally, end-to-end services and promotions revenues are also concentrated among a small customer base. During the year ended December 31, 1999, end-to-end services and promotions revenues were negligible. End-to-end services and promotions revenues were derived from approximately 10 customers in 2000 and from approximately 20 customers in 2001. We expect end-to-end services and promotions revenues in future periods to decrease as a percentage of total net revenues and possibly in absolute dollars.

Provisions for Doubtful Accounts and Authorized Credits

      Provisions for doubtful accounts and authorized credits to sellers are made at the time the related revenue is recognized based upon our historical experience. We perform ongoing credit evaluations of our customer accounts and maintain allowances for probable doubtful account and credit losses. We also perform ongoing evaluations of authorized credits granted to sellers for fee discounts and incomplete services. The provision for doubtful accounts is recorded as a charge to operating expense, while the provision for authorized credits is recorded as a reduction of revenues. Historically, such amounts have been within our expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows. During the years ended December 31, 1999, 2000 and 2001, provisions for doubtful accounts and authorized credits totaled $9.3 million, $18.2 million and $25.2 million, respectively.

Legal Contingencies

      In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our income statement. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and/or future events.

      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Note 11 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements.” We believe that we have meritorious defenses in the claims against us and we will defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiff’s were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business and could result in a material adverse impact on our financial position, results of operations or cash flows.

Impairment of Long-Lived Assets

      Our long-lived assets at December 31, 2001, including property and equipment and goodwill and other intangible assets, totaled $142.4 million and $198.6 million, respectively. In assessing the recoverability of our goodwill and other intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.

      The fair value of long-term investments and restricted cash and investments are dependent on the performance of the companies and instruments in which we have invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as the forecasted financial performance of our investee companies. If forecasted performance levels are not met or if other events occur, we may have to record additional impairment charges to reduce the carrying amount of these assets. During the year ended December 31, 2001, we recognized $16.2 million of impairment losses relating to the impairment in value of certain equity investments. At December 31, 2001, the total value of our equity investments in unconsolidated companies was $26.7 million. See “Note 17 — Subsequent Events to the Consolidated Financial Statements.”

Accounting for Income Taxes

      We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We must also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of the deferred tax asset will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the change with a corresponding increase or decrease in our tax provision in our income statement. Where the change in the valuation allowance relates to the deduction for employee stock option exercises, the change will be reflected as a credit to additional paid-in-capital. The net deferred tax asset net of a valuation allowance of $129.2 million, totaled $35.2 million at December 31, 2001.

Other Significant Matters Impacting the Forecasting of Future Results

      It is difficult for us to forecast revenues or earnings accurately, and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we believe that our business is seasonal as many of our users reduce their activities on our website during the Thanksgiving (in the U.S.) and Christmas holidays, during national events and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our users’ shift to more “practical” items may cause our seasonal patterns to look more like a typical retailer. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional spring and fall auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third calendar quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

      Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. However, we manage our expenses as fixed, variable and discretionary costs. Costs that are largely fixed include employee compensation, facility and site operations. Costs that are largely variable include provisions for doubtful accounts receivable and authorized customer credits, customer support, and Internet connectivity. Costs that allow significant discretion as to timing and amount include marketing and business development promotions, acquisition related costs and business expansion costs. As a general note, we expect costs to increase in absolute dollars across all income statement categories.

Results of Operations

      The following table sets forth, for the periods presented, certain data from our consolidated statement of income as a percentage of net revenues. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	1999	2000	2001

Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	25.6	22.1	18.0

Gross profit	74.4	77.9	82.0

Operating expenses:
Sales and marketing	42.8	38.7	33.8
Product development	11.1	12.9	10.1
General and administrative	19.5	16.9	14.1
Payroll expense on employee stock options	—	0.5	0.3
Amortization of acquired intangible assets	0.5	0.3	4.9
Merger related costs	1.9	0.4	—

Total operating expenses	75.8	69.7	63.2

Income (loss) from operations	(1.4)	8.2	18.8
Interest and other income, net	10.6	10.7	5.6
Interest expense	(1.0)	(0.8)	(0.4)
Impairment of certain equity investments	—	—	(2.2)

Income before income taxes and minority interests	8.2	18.1	21.8
Provision for income taxes	(3.8)	(7.6)	(10.7)
Minority interests in consolidated companies	(0.1)	0.7	1.0

Net income	4.3%	11.2%	12.1%

Net Revenues

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Online net revenues:
Transactions	$179,895	94%	$348,174	73%	$602,671
Third-party advertising	2,030	541%	13,022	544%	83,853
End-to-end services and promotions	608	4,959%	30,756	(9)%	27,881

Total online net revenues	182,533	115%	$391,952	82%	714,405
Butterfields	31,319	(6)%	29,405	(14)%	25,251
Kruse	10,872	(7)%	10,067	(9)%	9,165

Total offline net revenues	42,191	(6)%	39,472	(13)%	34,416

Total net revenues	$224,724	92%	$431,424	74%	$748,821

U.S. net revenues	$222,130	81%	$402,446	58%	$634,659
International net revenues	2,594	1,017%	28,978	294%	114,162

Total net revenues	$224,724	92%	$431,424	74%	$748,821

		Percent		Percent
	1999	Change	2000	Change	2001

	(in millions, except percents and per listing amounts)
Supplemental Operating Data:
Confirmed registered users at end of year	10.0	125%	22.5	89%	42.4
Number of items listed	129.6	104%	264.7	60%	423.1
Gross merchandise sales	$2,805	93%	$5,422	72%	$9,319

      Our net revenues result from fees associated with our online and offline services. Online transaction revenue is derived primarily from listing, feature and final value fees paid by sellers, as well as final value fees paid by buyers for “premium” priced items. In addition, we receive online revenues from third-party advertising and end-to-end services and promotions. Unlike our online auction transactions, third-party advertising and end-to-end services and promotions revenues are highly concentrated among a few customers and are subject to considerable uncertainty. See “Risk Factors — Our revenue from third-party advertising and end-to-end services and promotions is subject to factors beyond our control” and “Note 1 — The Company and Summary of Significant Accounting Policies, Revenue Recognition to the Consolidated Financial Statements.” Offline revenue is derived from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication.

      The successive year-over-year growth in net revenues from 1999 through 2001, was primarily the result of increased online auction transaction activity, reflected in the growth in the number of registered users, listings and gross merchandise sales. Fee increases in the U.S. on January 31, 2001, and fee increases in various other international locations, combined with the consolidation of revenues from our acquisition of a majority ownership interest in Internet Auction in South Korea, also had a positive impact on revenues for the year ended December 31, 2001. The revenue from our acquisitions of Internet Auction in February 2001, and iBazar S.A. in May 2001, are consolidated and reflected in our net revenues and represent less than 3% of our net revenues during the period from acquisition through December 31, 2001. In September 2001, we exchanged our equity interest in iBazar Com Ltda, a Brazilian subsidiary of iBazar, for a 19.5% interest in MercadoLibre, which is a leading online auction site serving Latin America. The net revenues of MercadoLibre are not consolidated and are not included in our net revenues.

      Revenues from third-party advertising increased primarily as a result of our strategy to increase overall site monetization and through the efforts of AOL Time Warner, Inc., our exclusive advertising sales representative. However, we continue to view our business as primarily transaction driven and we expect third-party advertising revenues in future periods to decrease as a percentage of total net revenues, and possibly in absolute dollars.

      Revenues from end-to-end services and promotions decreased from 7% of net revenues for the year ended December 31, 2000, to 4% of net revenues for 2001, and include various amounts received from third parties that provide transaction services to eBay users. At this time, we expect end-to-end services and promotions revenues in future periods to decrease as a percentage of total net revenues and possibly in absolute dollars.

      International net revenues have grown as a percentage of consolidated net revenues. This growth is primarily the result of strong performance in Germany, Canada and the United Kingdom, and additional revenues from our acquisition of a majority interest in Internet Auction in South Korea. We expect the trend of increasing international net revenues to continue as we continue the development and deployment of our global marketplace.

      During the year ended December 31, 2001, offline revenues have decreased in both absolute dollars and as a percentage of net revenues compared to 2000, primarily as a result of a general softening in the offline auction and high-end art markets.

      We expect that our online business will continue to represent the majority of revenue growth in the foreseeable future.

Cost of Net Revenues

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Cost of net revenues	$57,588	66%	$95,453	41%	$134,816
As a percentage of net revenues	26%		22%		18%

      Cost of net revenues for our online business consists primarily of costs associated with customer support and site operations. Significant cost components include employee compensation and facilities costs for customer support, site operations compensation, Internet connectivity charges, depreciation of on-site equipment, payment processing fees, amortization of capitalized website development costs, costs to provide end-to-end services and promotions and corporate overhead allocations. Cost of net revenues for our offline business consists primarily of employee compensation for auction, appraisal and customer support personnel as well as direct auction costs such as event site rental.

      Cost of net revenues increased in absolute dollars but decreased as a percentage of net revenues. This increase in absolute dollars was due almost entirely to our online business as we continued to develop and expand our customer support and site operations departments. The increases were primarily the result of personnel costs, depreciation of the equipment required for site operations, software licensing fees, Internet connectivity charges and the increased costs associated with acquired businesses. The decrease in cost of net revenues as a percentage of net revenue resulted from cost management initiatives and lower technology costs in site operations and increases in higher gross margin businesses such as autos, third-party advertising and end-to-end services and promotions. The combined effect of these activities resulted in our cost of net revenues per listing decreasing from $0.44 in 1999 to $0.36 in 2000 and to $0.32 in 2001. We expect the cost of net revenues to increase in absolute dollars and remain generally consistent with 2001 levels as a percentage of net revenues in 2002.

Operating Expenses

Sales and Marketing

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Sales and marketing	$96,239	73%	$166,767	52%	$253,474
As a percentage of net revenues	43%		39%		34%

      Sales and marketing expenses for both the online and offline businesses comprise primarily employee compensation for our category development and marketing staff, advertising, tradeshow and other promotional costs, certain trust and safety programs and corporate overhead allocations.

      The successive year-over-year growth in absolute dollars was primarily the result of growth in online and offline advertising, employee compensation costs, costs associated with the use of outside services and consultants, additional costs associated with acquired businesses, and miscellaneous user and promotional costs. Our online advertising efforts target the acquisition of registered users through promotional agreements with Internet portals and other online service providers, while our offline advertising is spent primarily on television and print media placements. Sales and marketing expenses are expected to increase in absolute dollars, and to decrease as a percentage of net revenues in 2002. See “Note 11 — Commitments and Contingencies — Advertising to the Consolidated Financial Statements.”

Product Development

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Product development	$24,847	125%	$55,863	35%	$75,288
As a percentage of net revenues	11%		13%		10%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay service.

      Our product development expenses increased in absolute dollars primarily as a result of an increase in employee compensation costs. We significantly increased the size of our product development staff from 173 in 1999, to 203 in 2000 and to 320 in 2001. Expenses related to contractors and consultants employed within product development as well as maintenance and depreciation costs for equipment used in research and development also increased. The increase in these costs results from the development of additional site features and functionality such as eBay Stores, eBay Checkout, enhanced payment features and expanded search capabilities. Product development expenses are expected to increase in absolute dollars in 2002, as we develop new site features and functionality and continue to improve and expand operations both domestically and internationally. However, we expect product development expenses in 2002 to remain generally consistent with 2001 levels as a percentage of net revenues in 2002.

General and Administrative

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
General and administrative	$43,919	66%	$73,027	45%	$105,784
As a percentage of net revenue	20%		17%		14%

      General and administrative expenses consist primarily of employee compensation, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.

      Our general and administrative expenses increased in absolute dollars as a result of growth in employee compensation, provisions for doubtful accounts, fees for professional services and facilities costs to meet the demands of our expanding business, including operations in new countries and the integration of new businesses. We increased the size of our general and administrative staff from 240 in 1999, to 302 in 2000 and to 415 in 2001. This headcount increase helped us strengthen the existing teams in corporate finance, mergers and acquisitions, legal and accounting departments as well as in our growing international operations. We expect that general and administrative expenses will increase in absolute dollars in 2002, as we continue to invest in the infrastructure that is necessary to support our business. However, we expect 2002 general and administrative expense to decrease as a percentage of net revenues.

Payroll Expense on Employee Stock Options

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Payroll tax on employee stock options	$0	100%	$2,337	4%	$2,442
As a percentage of net revenues	0%		1%		0%

      We are subject to employer payroll taxes on employee exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period in which such options are exercised and sold based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period that stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

Amortization of Acquired Intangible Assets

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Amortization of acquired intangible assets	$1,145	25%	$1,433	2,453%	$36,591
As a percentage of net revenues	1%		0%		5%

      From time to time we have purchased, and we expect to continue purchasing assets or businesses to accelerate geographic expansion, increase the features and functions available to our users and maintain our leading role in online trading. These purchase transactions may result in the creation of intangible assets and lead to a corresponding increase in the amortization expense in future periods.

      Amortization of acquired intangible assets increased during 2001, primarily from the acquisitions of iBazar and a majority interest in Internet Auction, which were accounted for as purchase business combinations. See “Note 3 — Acquisitions to the Consolidated Financial Statements.”

      Intangible assets are comprised of purchased customer lists, developed technology, trademarks, other intangible assets and goodwill. Goodwill is the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from three to fifteen years.

      In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against these new criteria and may result in certain intangible assets being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Effective July 1, 2001, we adopted the provisions of SFAS No. 141 that apply to business combinations initiated after June 30, 2001. We adopted all remaining provisions of SFAS No. 141 effective January 1, 2002. The adoption of SFAS No. 141 did not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized as a cost of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. This Statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 effective January 1, 2002. Transitional impairments, if any, are not expected to be material, however, impairment reviews may result in future periodic write-downs.

Merger-related Costs

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Merger related costs	$4,359	(64)%	$1,550	(100)%	$0
As a percentage of net revenues	2%		0%		0%

      Merger-related costs were primarily attributed to direct costs associated with mergers accounted for under the pooling of interests method. These amounts consist primarily of professional services, contract and facility termination expenses and various registration and filing fees. Direct costs associated with mergers accounted for under the purchase method are capitalized in determining the purchase price.

      We incurred direct merger related transaction costs in 1999, related to the mergers with Billpoint, Butterfields, Kruse and alando.de, as well as in 2000 related to the merger with Half.com. Due to the elimination of the pooling of interests method of accounting, merger-related costs in future periods will be capitalized as a component of the purchase price.

Non-Operating Items

Interest and Other Income, Net

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Interest and other income, net	$23,833	94%	$46,337	(10)%	$41,613
As a percentage of net revenues	11%		11%		6%

      Interest and other income, net consists of interest earned on cash, cash equivalents, investments and foreign exchange transaction gains and losses. Our interest and other income, net decreased during 2001 as a result of a lower interest rate environment. Our weighted-average interest rate was approximately 5.9% in 1999, 4.3% in 2000 and 3.6% in 2001. Although, we maintained higher cash, cash equivalent and investment balances during 2001 as a result of increased operating and financing cash flows, the decrease in interest rates resulted in an overall decline in interest income. We expect that interest and other income, net will decrease despite an increase in our cash balances generated by positive operating cash flows due to expected lower interest rates in 2002.

Interest Expense

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Interest expense	$2,319	45%	$3,374	(16)%	$2,851
As a percentage of net revenues	1%		1%		0%

      Interest expense consists of interest charges on mortgage notes and capital leases. Our interest expense increased in 2000, compared to 1999, as a result of an increase in interest rates related to the variable interest portion of our mortgage notes payable on property owned by our Butterfields’ subsidiary. The interest expenses decrease in 2001, compared to 2000, was the result of lower interest rates and reduction in outstanding debt balances. We expect that our interest expense will decrease in 2002 in connection with expected lower rates on the floating rate portion of our mortgage notes payable.

Impairment of Certain Equity Investments

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Impairment of certain equity investments	$0	0%	$0	100%	$16,245
As a percentage of net revenues	0%		0%		2%

      During the year ended December 31, 2001, we recorded impairment charges totaling $16.2 million relating to the impairment in the fair value of certain equity investments. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Provision for income taxes	$8,472	286%	$32,725	144%	$80,009
As a percentage of net revenues	4%		8%		11%
Effective tax rate	47%		40%		47%

      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to non-deductible expenses related to acquisitions, state taxes, subsidiary losses for which we have provided a benefit and other permanent differences that increase the effective tax rate. These amounts are partially offset by decreases resulting from foreign income with lower effective tax rates and tax-exempt interest income.

      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have provided a valuation allowance on the deferred tax assets relating to these stock option deductions due to the uncertainties associated with our future stock price and the timing of employee stock option exercises. To the extent that additional stock option deductions are not generated in future years, we will have the ability, subject to carryforward limitations, to utilize $122 million of deferred tax assets that were offset by a full valuation allowance at December 31, 2001, to reduce future income tax liabilities. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Minority Interests in Consolidated Companies

		Percent		Percent
	1999	Change	2000	Change	2001

	(in thousands, except percent changes)
Minority interests in consolidated companies	$(102)	(3,102)%	$3,062	145%	$7,514
As a percentage of net revenue	0%		1%		1%

      Minority interests in consolidated companies represents the minority investor’s percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries results in our financial statements.

      For the periods presented, third parties held minority interests in Billpoint, Internet Auction and eBay Japan. The successive year over year increases from 1999 to 2001, are primarily a result of consolidated, but not wholly owned operations that produced net losses. In February 2001, we acquired a majority interest in Internet Auction, a South Korean company. In July 2001, we purchased the outstanding 30% interest in eBay Japan that we did not already own for approximately $1.7 million. In January 2002, we purchased the outstanding 35% interest in Billpoint that we did not already own for $43.5 million (subject to an upward adjustment upon the occurrence, if any, of certain events). See “Note 17 — Subsequent Events.” We expect that minority interests in consolidated companies, in aggregate, will continue to fluctuate in future periods. If the consolidated subsidiaries continue to be unprofitable, the minority interests adjustment on the statement of income will continue to increase our net income by the minority investor’s share of the subsidiaries’ net losses. If our less than wholly owned consolidated subsidiaries become profitable, the minority interests adjustment will decrease our net income by the minority investor’s share of the subsidiaries’ net income.

Liquidity and Capital Resources

Cash Flows

      Since inception, we have financed operations primarily from net cash generated from operating activities. In addition, we obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options and proceeds from our initial and follow-on public offerings. During 2001, we were primarily financed by our income from operations and from the proceeds of stock option exercises.

      Net cash provided by operating activities was $62.9 million in 1999, $100.1 million in 2000, and $252.1 million in 2001. Net cash provided by operating activities resulted primarily from our net income, non-cash charges for depreciation and amortization, tax benefits on the exercise of stock options, other non-cash charges and were partially offset by changes in assets and liabilities.

      Net cash used in investing activities was $603.4 million in 1999, $206.1 million in 2000, and $29.8 million in 2001. The primary use for invested cash in the periods presented was for purchases of property and equipment, purchases of investments, net of maturities and acquisitions.

      Net cash provided by financing activities was $725.0 million in 1999, $86.0 million in 2000, and $101.5 million in 2001. In 1999, net cash provided by financing activities was primarily due to our follow-on public offering. In 2000 and 2001, net cash provided by financing activities was primarily due to the issuance of common stock associated with stock option exercises.

Commitments and Contingencies

      We had no material commitments for capital expenditures at December 31, 2001, but expect such expenditures to approximate $95 million during 2002, without taking into account any acquisitions. Of the $95 million, approximately $22 million has been allocated for capital expenditures relating to hardware and software for the development of our new platform architecture. The remaining balance will be used primarily for computer equipment, furniture and fixtures and leasehold improvements.

      On March 1, 2000, we entered into a five-year lease for general office facilities located in San Jose, California. This five-year lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to us as lessee. Under our lease structure, upon termination or expiration, at our option, we must either purchase the property from the lessor for a predetermined amount or sell the real property to a third-party.

      Payments under our lease are based on the $126.4 million cost of the property funded by the third-party and are adjusted as the London Interbank Offering Rate (“LIBOR”) fluctuates. Under the terms of the lease agreement, the lease terminates on March 1, 2005, unless extended to September 1, 2006. At any time prior to the final 12 months of the lease term, we may, at our option, purchase the property for approximately $126.4 million. If we elect not to purchase the property, we will undertake to sell the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 88% of the $126.4 million cost of the property. We may also be liable to the lessor for the entire amount of $126.4 million if we default on any of certain lease obligations and financial covenants. If this payment were made, we would then receive title to the property. At December 31, 2001, we had not made a decision with respect to the option we will pursue at the end of the lease term, although it is likely that we will decide to continue to occupy the property. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations.

      In addition, we are required to place $126.4 million of cash and investment securities as collateral for the term of the lease and to maintain certain financial covenants. The cash and investment securities are restricted as to their withdrawal from a third-party trustee and are classified as long-term restricted cash and investments in the accompanying balance sheet. In the event of a default under the lease, the collateral could be used to pay the purchase price of the property and the lease would be terminated. At December 31, 2001, we were in compliance with our financial covenants under the lease.

      If our lease were terminated, and we became obligated to pay the purchase price of the land and buildings, we would show the cost as an asset on our balance sheet and our restricted cash and investments position would be reduced by the amount of the purchase price. Currently, we reflect rent payments as an expense on our statement of income. In the event we were required to purchase the land and buildings, our rent expense would cease and we would subsequently record depreciation expense for the buildings over their estimated useful lives.

      We entered into two interest rate swaps on June 19, 2000 and July 20, 2000, to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. See “Note 6 — Derivative Instruments to the Consolidated Financial Statements.”

      Our San Jose lease consists of approximately 460,000 square feet of office space. As of December 31, 2001, we occupied approximately 230,000 square feet of this total office space for our online businesses and subleased additional space in the facility to third parties.

      We lease an additional 301,000 square feet of office space for our customer call center in Utah and for the other offices we maintain in the U.S. and abroad. Our other domestic offices are generally located where our domestic subsidiaries are based. Our international offices are generally located where we have international websites.

      We also have lease obligations under certain other non-cancelable operating leases. Future minimum rental payments under all non-cancelable operating leases, exclusive of the residual value guarantee on our general office facilities located in San Jose, California, at December 31, 2001 are as follows (in thousands):

Year Ending	Operating
December 31,	Leases

2002	$12,617
2003	13,065
2004	12,624
2005	3,938
2006	2,141
Thereafter	3,877

Total minimum lease payments	$48,262

      Minimum annual repayments on notes payable and capital leases at December 31, 2001 are as follows (in thousands):

Year ending
December 31,	Total

2002	$16,111
2003	2,254
2004	35
2005	39
2006	44
Thereafter	9,636

Total notes payable obligations	$28,119

      From time to time and in the ordinary course of business, we enter into arrangements to purchase online and offline promotions. Such arrangements typically involve minimum purchase commitments with terms ranging from several months to five years.

      In March 1999 and again in July 2001, we expanded the scope of our strategic relationship with AOL. Under the amended agreement, we were granted a prominent presence featuring eBay as the preferred provider of online trading services on AOL’s domestic and international websites. In addition, we have developed a co-branded version of our online service for major AOL properties, which prominently features each party’s brand. In addition to the co-branded sites, we are obligated to pay AOL $93.8 million over the five-year term of the contract (as amended) in exchange for online advertising services. We are recognizing these fees as sales and marketing expense as such services are provided. From time to time, we have also entered into incremental, discretionary purchases of advertising from AOL. There were no such discretionary purchases during the year ended December 31, 1999, and such amounts totaled $1.4 million during 2000 and $8.5 million during 2001.

      In February 2000, we entered a four-year marketing agreement with The Walt Disney Company, or Disney, to provide us with online and offline advertising and promotions and develop a co-branded version of our online service. Subject to certain Disney performance obligations, we were obligated to pay a minimum of $30 million to Disney over the four-year term of the agreement. In August 2001, we amended the terms of the initial agreement and agreed to purchase a minimum of $23.0 million in online and offline promotions through September 2004. We also committed to provide Disney with online advertising on the eBay.com website valued at $3.5 million. Through December 31, 2001, we have recognized $5.1 million in sales and marketing expense associated with the amended agreement.

      In March 2000, we entered into a marketing and services agreement (as amended) with and purchased a less than 5% equity interest in Autotrader.com LLC, or Autotrader. Under the terms of the marketing and services agreement, we developed the co-branded eBay Motors site and Autotrader refers customers desiring an auction pricing format to the co-branded site in exchange for a referral fee. Through December 31, 2001, we have paid Autotrader $7.4 million in referral fees that are included in sales and marketing expense. We also committed to incur $32.0 million in marketing and promotion of our service and additional related services offered by Autotrader over the 3.5 year term of the agreement. Through December 31, 2001, we have incurred $15.4 million of this marketing expenditure commitment.

      During 2001, we entered into a series of marketing and services agreements with Microsoft that obligate us to purchase online advertising promotions, software and related services through September 2003, totaling $8 million. In addition, Microsoft has agreed to purchase online advertising and other services from eBay totaling $7 million over a three-year period ending June 2004. Through December 31, 2001, we have recognized $2.1 million in sales and marketing expenses for advertising services received, incurred $1.4 million for Microsoft software products used to support our operations and recognized $4.1 million in revenues for advertising services delivered to Microsoft.

Subsequent Events

      In January 2002, we purchased the outstanding 35% interest in Billpoint held by Wells Fargo Bank for approximately $43.5 million in cash, subject to an upward adjustment upon the occurrence, if any, of certain events. This acquisition increased our ownership of Billpoint to a 100% interest and will be accounted for using the purchase method.

      In February 2002, we signed a definitive agreement to purchase 100% of NeoCom Technology Co., Ltd., or NeoCom, for cash totaling $9.5 million, subject to certain working capital adjustments. NeoCom provides an online Chinese language marketplace for the trading of goods and services for both individual and business customers in Taiwan. NeoCom’s corporate office is located in Taipei, Taiwan and the acquisition is expected to close in April 2002.

      In March 2002, we signed a share purchase agreement to purchase a 38% interest in the outstanding common stock of EachNet, Inc., which is a 33% interest on a fully diluted basis, in exchange for $30.0 million in cash. EachNet provides an online marketplace for trading of goods and services for both individual and business customers in the People’s Republic of China. We will account for the investment using the equity method of accounting.

General

      We believe that existing cash, cash equivalents and investments, and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against these new criteria and may result in intangible assets with indefinite lives being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Effective July 1, 2001, we adopted the provisions of SFAS No. 141 that apply to business combinations initiated after June 30, 2001. We adopted all remaining provisions of SFAS No. 141 effective January 1, 2002. The adoption of SFAS No. 141 did not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized as a cost of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. This Statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 effective January 1, 2002. Transitional impairments, if any, are not expected to be material, however, impairment reviews may result in future periodic write-downs.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that develops one accounting model for long-lived assets that are to be disposed of by sale and expands the scope of discontinued operations. This Statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002. Transitional impairments, if any, are not expected to be material, however, impairment reviews may result in future periodic write-downs.

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

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users who list items for sale and who purchase items through our service and to maintain customer satisfaction;

•	our ability to keep our websites operational and to manage the number of items listed on our service at a reasonable cost;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	foreign, federal, state or local government regulation, including investigations prompted by items improperly listed or sold by our users;

•	the success of our geographical and product expansion;

•	the introduction of new sites, services and products by us or our competitors;

•	volume, size, timing and completion rate of trades on our websites;

•	consumer willingness to consummate transactions with other users who are not known to them;

•	consumer confidence in the safety and security of transactions on our websites;

•	our ability to upgrade and develop our systems, infrastructure and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to successfully integrate and manage our acquisitions, including our purchase of a majority interest in Internet Auction and our acquisition of iBazar in the first half of 2001;

•	technical difficulties or service interruptions involving our site or services (such as photo hosting or payments) provided to our users by third parties;

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in both our online businesses and our acquisitions;

•	our ability to expand our product offerings involving fixed-price trading successfully;

•	the ability of our land-based auction businesses to acquire high quality properties for auction;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the cost and demand for advertising on our own websites;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	consumer trends and popularity of some categories of items;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our commercial partners and technology suppliers;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our websites; and

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries.

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

We may not maintain profitability.

      We believe that our continued profitability will depend in large part on our ability to do the following:

•	maintain sufficient transaction volume to attract buyers and sellers;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support and international and product expansion;

•	increase our brand name awareness; and

•	provide our customers with superior community and trading experiences.

      We are investing heavily in marketing and promotion, customer support, further development of our websites, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are enabling online sales as well as newer companies, some of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (e.g., fixed-price, reverse auction, group buying, etc.) may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

Acquisitions could result in dilution, operating difficulties and other harmful consequences.

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar and HomesDirect.com and may in the future acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing, as well as a shift of focus from operating the businesses to issues of integration and future products;

•	declining employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

•	the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

•	in some cases, the need to transition operations onto the existing eBay platform.

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

There are many risks associated with our international operations .

      In 1999, we acquired alando.de.ag, a leading online German trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we expanded into Japan and formally launched our localized Canadian operations. In October 2000, we launched our French site. In January 2001, we launched our Italian site. In February 2001, we completed our acquisition of a majority interest in Internet Auction, and in May 2001, we completed our acquisition of iBazar, a French company with online trading operations in eight countries, primarily in Europe. In February 2002, we announced the acquisition of NeoCom in Taiwan. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of “auctions,” that may limit or prevent the offering of our services in local jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit certain categories of goods or may limit the transfer of information between our foreign subsidiaries and ourselves;

•	legal uncertainty regarding liability for the listings of our users, including less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable;

•	local taxation of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	stronger local competitors;

•	more stringent consumer and data protection laws;

•	cultural non-acceptance of online trading;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

Disputes between our Korean subsidiary, Internet Auction, and credit card companies may harm our operations in Korea.

      The credit card companies providing payment services to our majority-owned Korean subsidiary, Internet Auction, have experienced higher than anticipated delinquency rates on transactions carried out on the Internet Auction platform. Some of these delinquencies are related to fictitious transactions on Internet Auction and other Korean Internet sites to enable users to receive cash advances on their credit cards that would not otherwise be permitted by the credit card companies. As of December 31, 2001, the credit card companies had withheld approximately 3.4 billion Won (about $2.6 million) as “collateral” against certain delinquent accounts, and had threatened to terminate their agreements with Internet Auction if matters were not resolved to their satisfaction. Beginning in the spring of 2001, Internet Auction has been putting into place certain user verification and site-monitoring processes that it believes have substantially reduced this type of credit card misuse on its system. The credit card companies are requesting that Internet Auction enter into new agreements that could shift the risk of credit card misuse, nonpayment or chargeback by the purchaser to Internet Auction and would formalize the ability of the credit card companies to withhold “collateral” against future delinquencies. Internet Auction is currently in negotiations with the credit card companies to resolve this situation. If these negotiations are not successful, termination of its agreements with the credit card companies would adversely affect Internet Auction’s business and could adversely impact eBay’s business. Any settlement related to past transactions could adversely affect Internet Auction’s results of operations. Proposed legislation now pending in the Korean legislature, would, if enacted, make Internet Auction liable for credit card misuses by its users. If Internet Auction becomes liable for credit card misuse or failure to pay by its users, Internet Auction may have to change its procedures and processes relating to payments, accept higher losses, or both, which could adversely affect its business and could thereby adversely affect our business.

Our revenue from third-party advertising and end-to-end services and promotions is subject to factors beyond our control and is expected to decrease.

      We are receiving revenues from end-to-end service providers and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. Recently, the pricing of online advertisements has deteriorated. Our direct advertising revenue is dependent in significant part on the performance of AOL’s sales force, over which we do not have control. These revenues have become increasingly important to us. Reduction in these revenues, whether due to the softening of the demand for online advertising in general or particular problems facing parties with whom we have commercial relationships, would adversely affect our results. At this time, we expect such revenues to decrease as a percentage of total revenue, and possibly on an absolute basis, in 2002 relative to 2001.

Problems with third parties who provide services to our users could harm us.

      A number of third parties provide services to our users which indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, photo hosting, payment processing and other services. In many cases we have contractual agreements with these companies which may give us a direct financial interest in their success, in other cases we have none. In either circumstance, financial, regulatory or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites and thereby harm our business.

Our failure to manage growth could harm us.

      We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and number of listings as well as our expansion into new geographic areas, types of goods and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

•	The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We are commencing a significant multiyear project to enhance our current technical architecture. If this project is not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our operating margins may decrease.

•	Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

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

Our business may be harmed by the listing or sale by our users of pirated or counterfeit items.

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

Our business may be harmed by fraudulent activities on our websites.

      Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies who could take action against us, including imposing fines or seeking injunctions.

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

      On March 24, 2000, Butterfields received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting documents relating to, among other things, changes in Butterfields’ seller commissions and buyer premiums and discussions, agreements or understandings with other auction houses, in each case since 1992. We believe this request may be related to a publicly reported criminal case against certain auction houses for price fixing. We have provided the information requested in the subpoena.

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

      A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about us, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign, federal, state and local regulatory agencies and been told that they have questions with respect to the adequacy of the steps we take to protect our users from fraud. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts. If one or more of these agencies is not satisfied with our response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm our business.

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

Third parties or governmental agencies may view our behavior as anti-competitive.

      Third parties have in the past and may in the future allege that actions taken by us violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Such claims typically are very expensive to defend, involve negative publicity and diversion of management time and effort and could result in significant judgments against us, all of which would adversely affect us.

      We have provided information to the Antitrust Division of the Department of Justice in connection with an inquiry into our conduct with respect to “auction aggregators” including our licensing program and a previously settled lawsuit against Bidder’s Edge. Although the Antitrust Division has closed this inquiry, if the Department of Justice or any other antitrust agency were to open other investigations of our activities, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

Some of our businesses are subject to regulation and others may be in the future.

      Both Butterfields and Kruse are subject to regulation in some jurisdictions governing the manner in which live auctions are conducted. Both are required to obtain licenses in these jurisdictions with respect to their business or to permit the sale of specific categories of items (e.g., wine, automobiles and real estate). These licenses generally must be renewed regularly and are subject to revocation for violation of law, violation of the regulations governing auctions in general or the sale of the particular item and other events. If either company was unable to renew a license or had a license revoked, its business would be harmed. In addition, changes to the regulations or the licensure requirements could increase the complexity and the cost of doing auctions, thereby harming us.

      As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to sell certain types of goods (e.g., real estate, boats, automobiles, etc.). We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois Auction law to our services. We are working with OBRE to determine the scope of its regulatory efforts. Regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

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

      We do not collect sales or other similar taxes on goods or services sold by users through our service. One or more states or any foreign country may seek to impose sales or use tax collection or record keeping obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years, which has been extended through November 1, 2003. This moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

Companies that handle payments, including our subsidiaries Billpoint, Half.com and Internet Auction, may be subject to additional regulation.

      The Half.com business model involves the handling of payments by buyers for the items listed by Half.com’s sellers. Internet Auction also has a business model involving the handling of payments by buyers. Billpoint handles its customer funds as a provider of Internet payment solutions. Businesses that handle consumers’ funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. We recently have received inquiries from Oregon, California, Louisiana and Illinois asking us to explain why we are not subject to various money transmitter laws and other laws in those states. We are currently discussing the applicability of these laws with the relevant state authorities. We will register Billpoint if it is determined that such registration is necessary. The cost and complexity of Billpoint’s business may increase if certain regulations are deemed to apply to its business. On October 26, 2001, President Bush signed into law the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. This Act increases the penalties for failure to register under state payment related laws and imposes new requirements on the entities regulated as financial institutions. The applicability and interpretation of the Act’s provisions to Billpoint is not clear, but should the Act apply to Billpoint, the penalties for noncompliance are severe and, if triggered, would have a material adverse effect on our business. In addition to the need to comply with these regulations, Billpoint’s business is also subject to risks of fraud, the need to grow systems and processes rapidly if its products are well received, a high level of competition, including larger and better financed competitors and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which is Billpoint’s backend provider of payment services. Similarly, Half.com may be subject to certain regulations regarding payments and the cost and complexity of its business may increase if these regulations are deemed to apply to its business.

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

We are subject to intellectual property and other litigation.

      On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law and a section of the California Civil Code, which prohibits “dealers” from selling sports memorabilia without a “Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs have appealed this ruling. We believe we have meritorious defenses and intend to defend ourselves vigorously.

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates (“Rolex”) in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses against this claim and intend to defend ourselves vigorously.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and we believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. We believe that the ultimate resolution of these other disputes will not have a material adverse impact on our financial position, results of operations or cash flows.

The inability to expand our systems may limit our growth.

      We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our websites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend primarily on the number of items listed by users, the volume of user transactions that are successfully completed and the final prices paid for the items listed. We need to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased traffic on our site and to implement new features and functions, including those required under our contracts with third parties. We may be unable to project accurately the rate or timing of increases, if any, in the use of our service or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

      We use internally developed systems to operate our service for transaction processing, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our websites. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. We capitalize hardware and software costs associated with this development in accordance with generally accepted accounting principles and include such amounts in property and equipment. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users’ experiences of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

Unauthorized break-ins or other assaults on our service could harm our business.

      Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a “hacker” who has stated that he could, in the future, damage or change our system or take confidential information. We have also experienced “denial of service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service.

System failures could harm our business.

      Our system has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides 24-hours-a-day, seven-days-a-week availability, subject to a maintenance period during one night each week. Substantially all of our system hardware is hosted at the Exodus facilities in Santa Clara, California, the Qwest Communications facilities in Sunnyvale, California, and/or the Sprint Communications facilities in Sacramento, California, each of which provide redundant communications lines and emergency power backup. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. In early 2002, Cable and Wireless plc acquired substantially all of Exodus’s data center assets under Exodus’s Chapter 11 bankruptcy proceedings. We expect that these data center assets, now owned by Cable and Wireless plc, will continue to be branded using the Exodus name. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at any of the Exodus, Qwest or Sprint facilities could result in lengthy interruptions in our services. In addition, the failure by Exodus, Qwest or Sprint to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

      The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in Internet regulation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including these described in this “Risk Factors” section and others that may be beyond our control.

      In addition, the trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Notwithstanding a sharp decline in the prices of Internet stocks in general, the valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce companies have in the past and may in future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company’s securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

New and existing regulations could harm our business.

      We are subject to the same foreign, federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain. In addition, numerous states and foreign jurisdictions, including the State of California, where our headquarters is located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois Auction law to our services. We are working with OBRE to determine the scope of its regulatory efforts. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions, such as licensure as an auto dealer or real estate broker.

      Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction where we currently have a website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the

U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

Our business has been seasonal.

      Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our websites during the Thanksgiving (in the U.S.) and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our shift to more “practical” items may cause our seasonal patterns to look more like a typical retailer. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional fall and spring auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

We are dependent on the continued growth of online commerce.

      The business of selling goods over the Internet, particularly through online trading, is new and dynamic. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our websites require users to make publicly available personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

We are dependent on key personnel.

      Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and many of our senior officers will fully vest the majority of their equity incentives within the next twelve months. Our new businesses are all dependent on attracting and retaining key personnel. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. We have had some turnover of these personnel, and continued losses of these individuals could result in the loss of significant future business and would harm us. In addition, employee turnover and other labor problems frequently increase during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships and the direction of the business. These labor issues may be more severe if employees receive no significant financial return from the acquisition transaction, as has been the case with several of our recent acquisitions. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals, especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

Terrorist acts.

      The September 11 terrorist attacks adversely affected our revenues and profits, particularly in the U.S. and in the weeks immediately following these attacks. Any further terrorist actions, whether in the U.S. or elsewhere, would likely adversely affect our business. In particular, any action that makes consumers less willing to purchase or receive goods from third parties they do not know could disproportionately and adversely affect our business.

Our offline auction businesses need to continue to acquire auction properties.

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

We are subject to the risks of owning real property.

      In connection with the acquisitions of Kruse and Butterfields, we acquired real property including land, buildings and interests in partnerships holding land and buildings. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhoods in which the properties are located, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and

•	possible disputes with tenants, partners or others.

Our market is intensely competitive.

      Depending on the category of product, we currently or potentially compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future as the barriers to entry into these channels are relatively low, as current offline and new competitors can easily launch online sites at a nominal cost using commercially available software. Our broad-based competitors include the vast majority of traditional department, warehouse, discount and general merchandise stores, emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC and Home Shopping Network/ HSN.com.

      In addition, we face competition from local, regional and national specialty retailers and exchanges in each of our categories of products. For example:

      Antiques: Christie’s, eHammer, Sotheby’s, Phillips (LVMH), antique dealers and sellers

      Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

      Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

      Musical Instruments: Guitar Center, Sam Ash, Mars Music, Gbase.com, Harmony-Central.com, musical instrument retailers

      Sports Memorabilia: Beckett’s, Collectors Universe, Mastro, Leylands, ThePit.com, Superior

      Toys, Bean Bag Plush: Amazon.com, KB Toys, ZanyBrainy.com, Wal-Mart.com

      Premium Collectibles: Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/ Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby’s, other premium collectibles dealers and sellers

      Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarPoint, Cars.com, Collectorcartraderonline.com, eClassics.com, Edmunds, CarsDirect.com, Hemmings, imotors.com, vehix.com, newspaper classifieds, used car dealers

      Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/ Tower Records.com

      Clothing: Bluefly.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Macy’s, The Men’s Wearhouse, Ross

      Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Fry’s Electronics, Gateway, The Good Guys, MicroWarehouse, Radio Shack, Shopping.com, 800.com, Computer Discount Warehouse, PC Connection, computer, consumer electronics and photography retailers

      Home & Garden: IKEA, Crate & Barrel, Home Depot, Pottery Barn, Ethan Allen, Frontgate, Burpee.com

      Jewelry: Ashford.com, Mondera.com, Bluenile.com, Diamond.com, Macy’s

      Pottery & Glass: Just Glass, Pottery Auction, Go Collect

      Sporting Goods/ Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, Global Sports, golfclubexchange, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority, Sportsline.com

      Tickets: Ticketmaster, Tickets.com, ticket brokers

      Tool/ Equipment/ Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH

      Business-to-Business: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, Overstock.com, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, VerticalNet

      Additionally, we face competition from various online commerce sites including: Amazon.com, Surplus Auction, uBid, Yahoo! Auctions and a large number of other regional and national companies engaged in consumer-to-consumer or business-to-consumer sales. Overseas, we face competition from similar channels in most countries and from a large number of regional and national online and offline competitors in each country. Different aspects of our fixed-priced business compete with the major Internet portals (AOL, MSN, Yahoo! and comparable companies outside the U.S.) as well as Amazon.com and others.

      The principal competitive factors for eBay include the following:

•	ability to attract buyers;

•	volume of transactions and selection of goods;

•	customer service; and

•	brand recognition.

      With respect to our online competition, additional competitive factors include:

•	community cohesion and interaction;

•	system reliability;

•	reliability of delivery and payment;

•	website convenience and accessibility;

•	level of service fees; and

•	quality of search tools.

      Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet spaces than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free, and others may do this as well. We may be unable to compete successfully against current and future competitors.

      In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service. Some Internet-based applications that direct Internet traffic to certain websites may channel users to electronic-commerce services that compete with us.

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

      Although Billpoint’s business is focused primarily on providing a payment solution for eBay users, several new companies also provide their payment services both to our users and to a much broader range of customers, such as online and offline businesses. Some of these competitors compete aggressively by offering free services and significant promotional incentives. These competitors include large companies, including banks and credit card companies, who are beginning to enter this space and have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and/or a larger base of customers than we have. These include: c2it offered by Citigroup; Yahoo! PayDirect offered by Yahoo!; PayPal, Inc.; Check Free; ProPay; Amazon.com Payments; Payingfast; SendMoneyOrder.com; and MoneyZap and BidPay offered by Western Union. We also compete with traditional payment methods, which are used by a majority of our customers, such as credit cards, checks, money orders and Automated Clearing House (ACH) transactions.

      Half.com competes directly with online and offline retailers in its product categories such as Amazon.com, which offers a directly competitive service, as well as with traditional offline and online sellers of new and used books, videos and CD’s, consumer electronics, sporting goods and other products.

      The offline auction business is intensely competitive. Butterfields competes with two larger and better-known auction companies, Sotheby’s Holdings, Inc. and Christie’s International plc, as well as numerous regional auction companies. To the extent that these companies increase their focus on the middle market properties that form the core of Butterfields’ business or in the western U.S., its business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet-based auctions may harm the land-based auction business.

Our business is dependent on the development and maintenance of the Internet infrastructure.

      The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements or by “viruses,” “worms” and similar programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service.

Our business is subject to online commerce security risks.

      A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. Billpoint’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

We may be unable to protect or enforce our own intellectual property rights adequately.

      We regard the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our domain names, trademarks and service marks in the U.S. and internationally. Effective trademark, copyright, patent, trade dress, trade secret and domain name protection is very expensive to maintain and may require litigation. Protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, IBM, Microsoft and Sun Microsystems, Inc. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost.

Some anti-takeover provisions may affect the price of our common stock.

      The Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2001, our fixed income investments had an unrealized gain of $2.2 million with a pretax yield of approximately 3.4% and a weighted average maturity of 4 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $3.0 million. Assuming an average investment balance of $1 billion, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $10 million annually.

      We entered into two interest rate swaps on June 19 and July 20, 2000, totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our primary office facilities. The interest rate swaps allow us to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our operating lease commitment. Of the $126.4 million operating lease commitment for our San Jose facility, the interest rate is fixed on $95 million with the balance of $31.4 million remaining at a floating rate of interest based on the spread over 3-month LIBOR. See “Item 2 — Properties” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our lease payments would increase (decrease) by $78,000 per quarter.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties, are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of December 31, 2001, the reported amount of our equity investments included a net unrealized gain of $148,000, net of tax. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $16.2 million during the year ended December 31, 2001, relating to the other-than-temporary impairment in the fair value of certain equity investments.

Foreign Currency Risk

      International net revenues result from transactions in our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These financial statements are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in preparing our consolidated financial statements. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on eBay for the year ended December 31, 2001, was a translation loss of approximately $5.8 million. This loss is recognized as an adjustment to stockholders’ equity through other comprehensive income.

      As of December 31, 2001, we had one outstanding forward foreign exchange contract to purchase Euros equivalent to $17.7 million with a maturity date of April 2, 2002. The forward contract is used as an economic hedge of a liability denominated in Euros. Transaction gains and losses on the contract and the hedged liability are recognized each period in the statement of income and generally offset one another. As of December 31, 2001, the fair value of the forward contract was immaterial.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Annual Financial Statements: See Part IV, Item 14(a)(1) of this Annual Report on Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference to the Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002.

ITEM 11: EXECUTIVE COMPENSATION

      Incorporated by reference to the Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference to the Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference to the Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Upon written request, eBay will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for eBay’s most recent fiscal year. All requests should be sent to:

eBay Inc.
Investor Relations
2145 Hamilton Ave.
San Jose, CA 95125
(408) 376-7400

      In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by eBay at www.sec.gov. eBay’s website is located at www.ebay.com. Information contained on eBay’s website is not a part of this Annual Report on Form 10-K.

      (a) The following documents are filed as part of this report:

      1. Consolidated Financial Statements:

      2. Financial Statement Schedules.

      All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      3. Exhibits.

      The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Title

2.01	Contribution Agreement, dated February 21, 2001, by and among Registrant, eBay Belgium Holdings S.A. and certain shareholders of iBazar S.A.(11)

3.01	Registrant’s Amended and Restated Certificate of Incorporation.(2)

3.02	Registrant’s Certificate of Amendment of Certificate of Incorporation.(9)

3.03	Registrant’s Corrected Certificate of Certificate of Amendment of Certificate of Incorporation.(9)

3.04	Registrant’s Amended and Restated Bylaws.(2)

4.01	Form of Specimen Certificate for Registrant’s Common Stock.(1)

Exhibit
Number	Exhibit Title

4.02	Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.(1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)

10.02	Registrant’s 1996 Stock Option Plan.(1)

10.03	Registrant’s 1997 Stock Option Plan.(1)

10.04	Registrant’s 1998 Equity Incentive Plan.(1)

10.05	Registrant’s 2001 Equity Incentive Plan.(10)

10.06	Registrant’s 1998 Directors Stock Option Plan.(1)

10.07	Amendment No. 1 to Registrant’s 1998 Directors Stock Option Plan.(3)

10.08	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan. FILED HEREWITH.

10.09	Registrant’s 1999 Global Equity Incentive Plan.(8)

10.10	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.(1)

10.11	Employment Letter Agreement dated August 14, 1998, between Brian T. Swette and Registrant.(1)

10.12	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.(1)

10.13	Offer Letter to Maynard G. Webb, Jr.(6)

10.14	Retention Bonus Plan dated January 10, 2001, between Registrant and Maynard G. Webb, Jr. (Corrected).(12)

10.15	Offer Letter to Jeffrey D. Jordan.(6)

10.16	Retention Bonus Plan dated May 16, 2000, between Registrant and Jeffrey D. Jordan.(9)

10.17	Retention Bonus Plan dated April 3, 2001, between Registrant and Jeffrey D. Jordan.(12)

10.18	Offer Letter to William C. Cobb. FILED HEREWITH.

10.19	Lease dated March 1, 2000, between eBay Realty Trust and Registrant.(7)

10.20	Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent, dated March 1, 2000.(7)

21.01	List of Subsidiaries. FILED HEREWITH.

23.01	PricewaterhouseCoopers LLP consent. FILED HEREWITH.

(1)	Previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-59097) filed in connection with eBay’s initial public offering and incorporated by reference herein.

(2)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed on November 13, 1998 and incorporated by reference herein.

(3)	Previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-75009) filed on March 25, 1999 and incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed on November 15, 1999 and incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-88205) filed on September 30, 1999 and incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-41944) filed on July 21, 2000 and incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-58046) filed on March 30, 2001 and incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed on June 1, 2001 and incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed on August 14, 2001 and incorporated by reference herein.

      (b) Reports on Form 8-K. We filed a report on Form 8-K on October 29, 2001, setting forth the press release issued in connection with a presentation to our analysts and updating the risk factors affecting our business, financial condition, results of operations and cash flows.

      (c) See the Exhibits listed under Item 14(a)(3) above.

      (d) The financial statement schedules required by this item are listed under Item 14(a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of eBay Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 57 present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries (the “Company”) at December 31, 2000 and December 31, 2001, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

January 15, 2002

eBay Inc.

CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	December 31,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$201,873	$523,969
Short-term investments	354,166	199,450
Accounts receivable, net	67,163	101,703
Other current assets	52,262	58,683

Total current assets	675,464	883,805
Long-term investments	218,197	286,998
Restricted cash and investments	126,390	129,614
Property and equipment, net	125,161	142,349
Intangible assets, net	13,063	198,639
Deferred tax assets	13,892	21,540
Other assets	10,236	15,584

	$1,182,403	$1,678,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,725	$33,235
Accrued expenses and other current liabilities	66,697	94,593
Deferred revenue and customer advances	12,656	15,583
Short-term debt	15,272	16,111
Income taxes payable	11,092	20,617

Total current liabilities	137,442	180,139
Long-term debt	11,404	12,008
Other liabilities	6,549	19,493
Minority interests	13,248	37,751

Total liabilities	168,643	249,391

Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized; 269,250 and 277,259 shares issued and outstanding	269	277
Additional paid-in capital	941,285	1,275,240
Unearned stock-based compensation	(1,423)	(2,367)
Retained earnings	74,504	164,633
Accumulated other comprehensive loss	(875)	(8,645)

Total stockholders’ equity	1,013,760	1,429,138

	$1,182,403	$1,678,529

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,

	1999	2000	2001

Net revenues	$224,724	$431,424	$748,821
Cost of net revenues	57,588	95,453	134,816

Gross profit	167,136	335,971	614,005

Operating expenses:
Sales and marketing	96,239	166,767	253,474
Product development	24,847	55,863	75,288
General and administrative	43,919	73,027	105,784
Payroll expense on employee stock options	—	2,337	2,442
Amortization of acquired intangible assets	1,145	1,433	36,591
Merger related costs	4,359	1,550	—

Total operating expenses	170,509	300,977	473,579

Income (loss) from operations	(3,373)	34,994	140,426
Interest and other income, net	23,833	46,337	41,613
Interest expense	(2,319)	(3,374)	(2,851)
Impairment of certain equity investments	—	—	(16,245)

Income before income taxes and minority interests	18,141	77,957	162,943
Provision for income taxes	(8,472)	(32,725)	(80,009)
Minority interests in consolidated companies	(102)	3,062	7,514

Net income	$9,567	$48,294	$90,448

Net income per share:
Basic	$0.04	$0.19	$0.34

Diluted	$0.04	$0.17	$0.32

Weighted average shares:
Basic	217,674	251,776	268,971

Diluted	273,033	280,346	280,595

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,

	1999	2000	2001

Net income	$9,567	$48,294	$90,448

Other comprehensive income (loss):
Foreign currency translation adjustments	(58)	803	(5,835)
Unrealized gains (losses) on investments, net	8,883	(11,583)	1,215
Investment gain included in net income	—	—	3,799
Unrealized losses on cash flow hedges	—	—	(3,865)
Estimated tax benefit (provision)	(3,731)	4,811	(458)

Net change in other comprehensive income (loss) before cumulative effect of change in accounting principle	5,094	(5,969)	(5,144)
Cumulative effect of change in accounting principle	—	—	(2,626)

Comprehensive income	$14,661	$42,325	$82,678

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,

	1999	2000	2001

Convertible preferred stock:
Balance, beginning of year	$—	$—	$—

Balance, end of year	—	—	—

Common stock:
Balance, beginning of year	246	262	269
Common stock issued	16	7	8

Balance, end of year	262	269	277

Additional paid-in-capital:
Balance, beginning of year	87,656	831,121	941,285
Common stock issued	714,319	49,043	252,395
Common stock repurchased	(1,397)	(365)	(145)
Contributions from partners and minority interest	—	23,816	—
Unearned stock-based compensation	10,686	187	—
Tax benefit related to acquisitions	8,753	—	—
Stock option income tax benefit	11,104	37,483	81,705

Balance, end of year	831,121	941,285	1,275,240

Notes receivable from stockholders:
Balance, beginning of year	(1,130)	(11)	—
Note repayments	1,066	11	—
Cancellation or repurchase of shares	53	—	—

Balance, end of year	(11)	—	—

Unearned stock-based compensation:
Balance, beginning of year	(4,139)	(8,704)	(1,423)
Unearned stock-based compensation	(10,686)	(187)	(4,117)
Amortization of unearned stock-based compensation	4,781	7,141	3,091
Cancellation or repurchase of shares	1,340	327	82

Balance, end of year	(8,704)	(1,423)	(2,367)

Retained earnings:
Balance, beginning of year	17,905	26,367	74,504
Partnership distributions	(1,105)	(157)	(319)
Net income	9,567	48,294	90,448

Balance, end of year	26,367	74,504	164,633

Other comprehensive income (loss):
Balance, beginning of year	—	5,094	(875)
Unrealized gain (loss) on investments, net of tax	5,152	(6,772)	3,010
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	(4,945)
Foreign currency translation adjustment	(58)	803	(5,835)

Balance, end of year	5,094	(875)	(8,645)

Total stockholders’ equity	$854,129	$1,013,760	$1,429,138

	Number of shares
Common stock:
Balance, beginning of year	246,450	262,087	269,250
Issuance of common stock for cash and notes	3,614	4,593	5,831
Issuance of common stock in public offering	8,500	—	—
Issuance of common stock for acquisitions	3,523	2,570	2,178

Balance, end of year	262,087	269,250	277,259

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net income	$9,567	$48,294	$90,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and authorized credits	9,271	18,237	25,243
Depreciation and amortization	20,742	38,050	86,641
Amortization of unearned stock-based compensation	4,781	7,141	3,091
Tax benefit on the exercise of stock options	11,104	37,483	81,705
Impairment of certain equity investments	—	—	16,245
Minority interests and other	1,751	(1,475)	(10,170)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(33,384)	(48,862)	(50,221)
Other current assets	(23,422)	(20,530)	11,607
Intangible and other assets	(917)	(11,992)	(4,787)
Deferred tax assets	5,638	(8,253)	(11,408)
Accounts payable	22,137	(408)	(4,087)
Accrued expenses and other liabilities	24,417	31,167	6,790
Deferred revenue and customer advances	5,024	6,659	1,516
Income taxes payable	6,143	4,637	9,499

Net cash provided by operating activities	62,852	100,148	252,112

Cash flows from investing activities:
Purchases of property and equipment	(86,907)	(49,753)	(57,420)
Purchases of investments	(620,733)	(398,998)	(602,485)
Maturities and sales of investments	111,154	248,547	738,989
Purchases of other non-current assets	(7,159)	(5,850)	(1,733)
Proceeds from sale of property and equipment	173	—	4,560
Acquisitions, net of cash acquired	—	—	(111,730)
Payments on notes receivable	109	—	—

Net cash used in investing activities	(603,363)	(206,054)	(29,819)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	714,314	45,530	123,710
Proceeds from issuance of common stock by subsidiaries	—	37,736	—
Proceeds from (principal payments on) long-term debt	4,894	2,869	(21,886)
Proceeds from notes payable	3,507	—	—
Partnership contributions	6,204	—	—
Partnership distributions	(3,892)	(157)	(319)

Net cash provided by financing activities	725,027	85,978	101,505

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,702)

Net increase (decrease) in cash and cash equivalents	184,516	(19,928)	322,096
Cash and cash equivalents at beginning of year	37,285	221,801	201,873

Cash and cash equivalents at end of year	$221,801	$201,873	$523,969

Supplemental cash flow disclosures:
Cash paid for interest	$1,465	$1,915	$2,195
Cash paid for income taxes	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued for notes receivable	$—	$—	$—
Common stock issued for acquisition	$9,744	$17,341	$128,540
Preferred stock issued for notes payable	$—	$3,494	$—

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

  The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of December 31, 2001, we had websites directed towards the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland and the United Kingdom. We pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week.

  Stock splits

      In January 1999, our Board of Directors approved a three-for-one common stock split, and in April 2000, approved a two-for-one common stock split. Stockholders of record on February 9, 1999, received two additional shares on March 1, 1999. Stockholders of record on May 9, 2000, received one additional share for each share owned on May 24, 2000. All share and per share amounts in these consolidated financial statements and related notes reflect the stock splits in all periods presented.

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

  Principles of consolidation and basis of presentation

      The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

  Investments in affiliates and general partnerships

      General partnerships in which we hold more than a 50 percent ownership interest are consolidated. The consolidated accounts include 100 percent of the assets and liabilities of these general partnerships, and the ownership interests of minority investors are recorded as minority interests. Investments in entities and general partnerships where we hold more than a 20 percent but less than a 50 percent ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and are included in other assets.

      Investments by third parties in the stock of our subsidiaries are evaluated for their impact on the carrying amount of our interest at the date the investments are made. To the extent the proceeds from these investments differ from the carrying amount of the third-party’s ownership interest in the net equity of the subsidiary, the differences are recognized as a component of stockholders’ equity.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

  Fair value of financial instruments

      Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased. Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

      Short and long-term investments, which include marketable equity securities, municipal, government and corporate bonds are classified as available-for-sale and reported at fair value using the specific identification method. Realized gains and losses are included in earnings. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, we assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as charges in the statement of income.

  Derivative instruments

      We recognize all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of income or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of income when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk, are recognized in the statement of income. For derivatives not recognized as hedges, the gain or loss on the derivative in the period of changes is recognized in the statement of income.

  Concentrations of credit risk

      Our cash, cash equivalents, investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. The revenues earned from the U.S. site are denominated in U.S. dollars and revenue earned from our international sites are denominated in the country’s functional currency. Accounts receivable balances are typically settled through customer credit cards and, as a result, the majority of accounts receivable are collected upon processing of credit card transactions. We maintain an allowance for doubtful accounts receivable based upon our historical experience. Historically, such losses have been within our expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Generally, due to the relatively small dollar amount of individual accounts receivable, we do not require collateral on these balances. The provision for doubtful accounts is recorded as a charge to operating expense, while the provision for authorized credits is recognized as a reduction of revenues.

      We also entered into two interest rate swaps with two separate financial institutions to reduce our interest rate exposure on our lease payments. If either of these financial institutions should fail to deliver under these contracts, we may be subject to variable interest rate payments. During the years ended and as of December 31, 1999 and 2000, no customers accounted for more than 10% of net revenues or net accounts receivable. As of December 31, 2001, one customer represented approximately 20% of net accounts receivable.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Foreign currency

      All of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss).

      Realized gains and losses from foreign currency transactions are recognized as a component of net income as incurred.

Property and equipment

      Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally five years or less for equipment and furniture, and up to forty years for buildings and building improvements.

Impairment of long-lived assets

      We evaluate the recoverability of long-lived assets and recognize impairment charges in the event the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. Long-lived assets include property and equipment, identifiable intangible assets and goodwill. See “Recent Accounting Pronouncements.”

Intangible assets

      Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Intangible assets include acquired customer lists, workforce, technological know how, covenants not to compete and goodwill. Intangible assets are amortized over the periods we expect to benefit, which range from three to fifteen years.

Environmental expenditures

      As a result of our merger with Butterfields, we own real estate properties that are either used in our business or leased to unrelated parties for various commercial uses. We have remediation responsibility for certain environmental and structural deficiencies. Liabilities are recorded when environmental assessments are made, remediation obligations are probable, and the costs can be reasonably estimated. As of December 31, 2000 and 2001, estimated liabilities of approximately $5.8 million are included within other liabilities. Due to uncertainties inherent in the estimation process, the amounts accrued for these matters may be revised in future periods as additional information is obtained.

Comprehensive income

      Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive income for all periods presented resulted from foreign currency translation gains and losses, unrealized and realized gains and losses on investments, and unrealized losses on cash flow hedges.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Revenue recognition

      Our net revenues are derived from fees associated with the delivery of online and offline services. Online services revenues are derived from online marketplace transactions, third-party advertising and end-to-end services and promotions. Offline services revenues are derived primarily from offline auction transactions at our Butterfields and Kruse subsidiaries.

      Online auction transaction revenue primarily comes from listing, feature, and final value fees paid by sellers, as well as final value fees paid by buyers for “premium” priced items. Listing and feature fee revenues are recognized ratably over the estimated period of the auction while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Provisions for doubtful accounts and authorized credits to sellers are made at the time of revenue recognition based upon our historical experience.

      Our third-party advertising revenue is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to three years, but are generally one week to three months. Advertising revenues on both banner and sponsorship contracts are recognized as “impressions,” which are the number of times that an advertisement appears in pages viewed by users of our websites, are delivered or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or such commitments are fixed throughout the term. Barter transactions are valued based on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred until the obligation or uncertainties are resolved. Third-party advertising revenues, including barter transactions, totaled 1%, 3% and 11% of our consolidated net revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

      Third-party advertising revenues may be affected by the financial condition of our customers and by the success of online promotions in general. Recently, the industry pricing of online advertisements has deteriorated. Our third-party advertising revenue is dependent in significant part on the performance of AOL Time Warner, Inc.’s (“AOL”) sales force, over which we do not have control. Reduction in third-party advertising, whether due to softening of the demand for online advertising in general or particular problems facing parties with whom we have contractual arrangements, would adversely affect our operating results. Unlike our online auction transaction revenues, third-party advertising revenues are highly concentrated among a small customer base. During the year ended December 31, 1999, third-party advertising revenues were derived from approximately 10 customers. During the years ended December 31, 2000 and 2001, third-party advertising revenues were attributable to approximately 20 customers each year.

      Our end-to-end services and promotions revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users. To date, the duration of our end-to-end services and promotions contracts has ranged from one to three years. End-to-end services and promotions revenues are recognized as the contracted services are delivered to end users. To the extent that significant obligations remain at the end of a period or collection of the resulting receivable is not considered probable, revenues are deferred until the obligation or uncertainty is resolved. End-to-end services and promotions revenues were 0%, 7% and 4% of our consolidated net revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

      Similar to our third-party advertising revenues, our end-to-end services and promotions revenues may be affected by the financial condition of the parties with whom we have these relationships and by the

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

success of online promotions in general. Additionally, end-to-end services and promotions revenues are also concentrated among a small customer base. During the year ended December 31, 1999, end-to-end services and promotions revenues were negligible. End-to-end services and promotions revenues were derived from approximately 10 customers in 2000 and from approximately 20 customers in 2001.

      Offline revenue represents seller commissions, buyer premiums, bidder registration fees, and auction-related services including appraisal and authentication derived from the traditional auction services provided by Butterfields Auctioneers Corporation (“Butterfields”) and Kruse, Inc. d/b/a Kruse International.

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

Website development costs

      We expense costs related to the planning and post implementation phases of our website development efforts. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years as charges to cost of net revenues. Costs associated with minor enhancements and maintenance for the website are included in cost of net revenues in the accompanying consolidated statement of income.

Advertising expense

      We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses totaled $46.1 million, $85.4 million, and $127.1 million during the years ended December 31, 1999, 2000, and 2001, respectively.

Stock-based compensation

      We account for stock-based employee compensation arrangements based on the difference, if any, on the date of the grant, between the fair value of eBay’s stock and the exercise price. We account for stock-based arrangements issued to non-employees based on the fair value of the stock granted using the Black-Scholes option pricing model at the date of grant.

Income taxes

      We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.

Recent accounting pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against these new criteria and may result in intangible assets with indefinite lives being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Effective July 1, 2001, we adopted the provisions of SFAS No. 141 that apply to business combinations initiated after June 30, 2001. We adopted all remaining provisions of SFAS No. 141 effective January 1, 2002. The adoption of SFAS No. 141 did not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized as a cost of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. This Statement is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 effective January 1, 2002. Transitional impairments, if any, are not expected to be material, however, impairment reviews may result in future periodic write-downs.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that develops one accounting model for long-lived assets that are to be disposed of by sale and expands the scope of discontinued operations. This Statement is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective January 1, 2002, and are currently evaluating the effect that adoption of this Statement will have on our financial position, results of operations, and cash flows.

Note 2 — Net Income Per Share:

      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent such shares are dilutive.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	1999	2000	2001

Numerator:
Net income	$9,567	$48,294	$90,448

Denominator:
Weighted average common shares	255,806	266,826	272,567
Weighted average restricted common stock	(38,132)	(15,050)	(3,596)

Denominator for basic calculation	217,674	251,776	268,971
Weighted average effect of dilutive securities:
Warrants	7	93	—
Weighted average restricted common stock	38,132	15,050	3,596
Employee stock options	17,220	13,427	8,028

Denominator for diluted calculation	273,033	280,346	280,595

Net income per share:
Basic	$0.04	$0.19	$0.34

Diluted	$0.04	$0.17	$0.32

Note 3 — Acquisitions:

Kruse International

      On May 18, 1999, eBay acquired Kruse, Inc. (d/b/a Kruse International) and all affiliated entities under common control including: Auburn Cordage, Inc., ACD Auto Sales, Inc., Reppert School of Auctioneering, Inc. and Classic Advertising & Promotions, Inc., each an Indiana corporation, and Kruse of Montana, Inc., a Montana corporation (collectively, “Kruse” or the “Kruse Companies”). Kruse International was founded in 1971 and operated as a sole proprietorship until it was incorporated in the state of Indiana in August 1986. The Kruse Companies conduct auctions and perform appraisal services.

      The aggregate consideration exchanged for the acquisition was 1,574,624 shares of eBay common stock for all shares of capital stock of the Kruse Companies. The acquisition was accounted for as a pooling of interests.

Billpoint

      On May 25, 1999, eBay acquired Billpoint, Inc. (“Billpoint”). Billpoint has developed a centralized, turnkey authorization, billing and payment fulfillment solution that permits individuals and small merchants to accept credit cards as payment for Internet-based sales transactions. In connection with the acquisition, eBay issued 1,048,264 shares of eBay common stock to the existing Billpoint shareholders as consideration for all shares of capital stock, and all options and warrants to purchase shares of common stock of Billpoint outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase shares of eBay common stock. The acquisition was accounted for as a pooling of interests.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      On February 24, 2000, Billpoint and Wells Fargo Bank (“Wells Fargo”) entered into an agreement that made Wells Fargo the exclusive provider of Internet payment services of domestic transactions for Billpoint’s customers. The service agreement expires February 28, 2007. At the same time, Billpoint reincorporated in Delaware and sold 350 shares of common stock and 1,399,965 shares of Series A preferred stock to Wells Fargo, which represented approximately 35% ownership in Billpoint. Simultaneously, we exchanged 25,999,350 of Billpoint’s common shares for 2,599,935 shares of Series A preferred stock. We continue to consolidate the financial statements of Billpoint and reflect a minority interest for the equity interest of Wells Fargo. See “Note 17 — Subsequent Events.”

Butterfields

      On May 28, 1999, eBay acquired Butterfields Auctioneers Corporation, a Delaware corporation and all affiliated entities under common control including Butterfield’s Credit Corporation, Inc., 111 Potrero Partners, LLC and HBJ Partners, LLC (collectively “Butterfields”). Butterfields was established in 1865 and is the largest auction house headquartered on the West coast specializing in fine art, antiques and collectibles with sales galleries in San Francisco and Los Angeles and representatives located throughout the Midwest and Western U.S.

      Butterfield’s Credit Corporation, Inc. (“BCCI”) is a wholly owned subsidiary of Butterfields and is incorporated in California. BCCI operates as a financing corporation whose sole purpose is serving Butterfields’ clients.

      111 Potrero Partners, LLC (“111 Potrero”) is a limited liability corporation organized in May 1996. 111 Potrero owns several commercial properties located in San Francisco and Los Angeles, which are currently occupied by Butterfields and third parties.

      HBJ Partners, LLC (“HBJ”) is a limited liability corporation organized in California in September 1996. HBJ owns several commercial properties located in San Francisco, which are currently occupied by Butterfields and third parties. HBJ also has general partnership interests in 6700 Cherry Ave. Partners, 17600 Santa Fe Ave. Partners and 2959 Victoria Street. As of December 31, 2001, ownership interests in the above partnerships were 98%, 94% and 85%, respectively.

      The aggregate consideration exchanged for the acquisition was 2,654,740 shares of eBay common stock. The acquisition was accounted for as a pooling of interests. In April 1999, Butterfields withdrew its registration statement for its initial public offering. Accordingly, in the second quarter of 1999, eBay recorded a charge of approximately $2.6 million related to the costs of the withdrawn offering.

alando.de.ag

      On June 15, 1999, we acquired all of the outstanding stock of alando.de.ag (“alando”). alando began operations on February 19, 1999 as an online trading community in Germany. The aggregate consideration exchanged for the acquisition was 632,000 shares of eBay common stock. The acquisition was accounted for as a pooling of interests.

eBay Japan

      On February 17, 2000, eBay Japan Inc., a wholly owned subsidiary of eBay, entered into a shareholder and marketing services agreement with NEC Corporation. In accordance with the shareholder agreement, NEC acquired 30% of eBay Japan. In accordance with the marketing agreement, NEC provided marketing and services to eBay Japan in an effort to deliver a minimum level of confirmed registered users. As compensation for the marketing and other services performed by NEC, eBay Japan paid NEC an annual up-front fee of approximately $1.5 million. On July 18, 2001, eBay purchased the

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

outstanding 30% interest in eBay Japan held by NEC for approximately $1.7 million. See “Note 17 — Subsequent Events to the Consolidated Financial Statements.”

Half.com

      On July 11, 2000, we acquired Half.com, Inc. (“Half.com”). Half.com was incorporated in Pennsylvania in June 1999 and provides a fixed-price, online e-commerce site that allows people to buy and sell new and previously owned goods at discounted prices.

      In connection with the merger, we issued, or reserved for issuance, a total of approximately 5,484,000 shares of eBay common stock to Half.com’s existing shareholders, option holders and warrant holders as consideration for all shares of capital stock, options and warrants of Half.com held immediately prior to consummation of the merger. The merger was accounted for as a pooling of interests.

Internet Auction Company

      On February 15, 2001, we acquired an approximately 51% majority interest in Internet Auction Co., Ltd., a South Korean company for $120.8 million in cash and incurred $1.1 million of direct acquisition costs. Internet Auction introduced online trading in Korea when it launched in April 1998. Shares of Internet Auction are listed on the KOSDAQ. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Internet Auction have been included in our consolidated financial statements since February 15, 2001. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

      Tangible assets were valued at their respective carrying amounts as we believe that these amounts approximate their current fair values. The valuation of the identifiable intangible assets acquired was based on management’s estimates using a valuation report prepared by an independent third-party valuation consultant and consists of customer base, assembled workforce, developed technology and trade names. Identifiable intangible assets are amortized using estimated useful lives ranging from two to five years.

      The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $82.7 million has been recognized as goodwill and is being amortized over a five-year useful life. See “Note 1 — The Company and Summary of Significant Accounting Policies, Recent Accounting Pronouncements.”

      The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets	$67,670
Identifiable intangible assets	9,000
Deferred tax liability	(3,600)
Goodwill	82,691
Minority interest	(33,834)

Aggregate purchase price	$121,927

iBazar S.A.

      On May 18, 2001, we completed our acquisition of iBazar S.A. (“iBazar”) in a transaction accounted for as a purchase business combination. iBazar is a French-based corporation that introduced online trading in France and at the time of the acquisition had websites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain and Sweden. As consideration for the acquisition, we issued shares in a Belgian subsidiary exchangeable for 2,045,054 shares of eBay common stock valued at $120.4 million, paid

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

$2.3 million in cash to certain shareholders and incurred acquisition-related costs of approximately $2.9 million. The shares issued in the acquisition were valued on May 18, 2001, the first date on which the number of eBay’s shares and the amount of other consideration became fixed, using the average closing price of eBay shares for the five days prior to and including the closing date of May 18, 2001. The aggregate purchase price of approximately $125.6 million has been allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

      Tangible assets were valued at their respective carrying amounts as we believe that these amounts approximate their current fair values. The valuation of the identifiable intangible assets acquired was based on management’s estimates using a valuation report prepared by an independent third-party valuation consultant and consists of customer base, assembled workforce, developed technology and trade names. Identifiable intangible assets are amortized using estimated useful lives ranging from two to five years. We also identified certain assets as held for sale and valued these assets based on the expected sale proceeds adjusted for losses expected to be incurred during the holding period.

      We have established plans to exit certain activities of iBazar and to involuntarily terminate certain iBazar employees. In accordance with this exit plan included in our purchase accounting, approximately $2.0 million has been accrued for the estimated costs associated with severance, contract terminations and financial advisory and legal fees and has been included in net tangible assets. As of December 31, 2001, $1.4 million has been charged against this liability.

      The excess of the purchase price over the fair value of the identifiable net assets acquired of $119.6 million has been recorded as goodwill and is being amortized over a five-year useful life. See “Note 1 — The Company and Summary of Significant Accounting Policies, Recent Accounting Pronouncements.”

      The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets	$4,696
Identifiable intangible assets	2,140
Deferred tax liability	(856)
Goodwill	119,606

Aggregate purchase price	$125,586

      In September 2001, we entered into a strategic business relationship with MercadoLibre, a leading online auction site serving Latin America. In exchange for our equity interest in iBazar Com Ltda, a Brazilian subsidiary of iBazar, we received a 19.5% ownership interest in MercadoLibre. We accounted for this investment in MercadoLibre using the cost method, and no gain or loss was recognized on the exchange.

Pro forma financial information

      The following unaudited pro forma financial information presents the combined results of eBay, Internet Auction and iBazar as if the acquisitions had occurred as of the beginning of 2000 and 2001,

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

respectively, after applying certain adjustments, including amortization of goodwill and other acquisition related transactions (in thousands except per share amounts):

	Year ended December 31,

	2000	2001

	(unaudited)
Net revenues	$442,779	$753,575

Net income (loss)	$(62,188)	$73,132

Net income (loss) per share:
Basic	$(0.25)	$0.27

Diluted	$(0.25)	$0.26

      The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay, Internet Auction and iBazar constituted a consolidated entity during such periods. See “Note 1 —The Company and Summary of Significant Accounting Policies, Recent Accounting Pronouncements.”

Note 4 — Segment Information:

      We have identified two reporting segments: online services and offline services. The online services segment consists of our online trading platforms in the United States and internationally as well as the various features offered through such platforms. These features include electronic payments, Buy-It-Now, third-party advertising and end-to-end services and promotions. The offline services segment consists of the current operations of Butterfields and Kruse.

      Segment selection is based upon our internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. Segment performance measurement is based on operating income before income taxes, minority interest, equity in partnership income, amortization of acquired intangible assets, merger related costs, stock-based costs and expenses and payroll expense on employee stock options. The operating information for the two segments identified are as follows (in thousands):

	1999

	Online	Offline	Consolidated

Net revenues from external customers	$182,533	$42,191	$224,724

Operating income, as adjusted	3,970	3,188	7,158
Interest and other income and expense, net	23,624	209	23,833
Interest expense	(504)	(1,815)	(2,319)
Amortization of certain non-cash items	(8,697)	(1,834)	(10,531)

Income (loss) before income taxes and minority interest and equity interest in partnership income	$18,393	$(252)	$18,141

Total assets	$873,122	$96,703	$969,825

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	2000

	Online	Offline	Consolidated

Net revenues from external customers	$391,952	$39,472	$431,424

Operating income (loss), as adjusted	49,767	(2,312)	47,455
Interest and other income and expense, net	45,642	695	46,337
Interest expense	(1,071)	(2,303)	(3,374)
Amortization of certain non-cash items	(11,464)	(997)	(12,461)

Income (loss) before income taxes and minority interest and equity interest in partnership income	$82,874	$(4,917)	$77,957

Total assets	$1,084,909	$97,494	$1,182,403

	2001

	Online	Offline	Consolidated

Net revenues from external customers	$714,405	$34,416	$748,821

Operating income (loss), as adjusted	185,298	(2,759)	182,539
Interest and other income and expense, net	42,208	(595)	41,613
Impairment of certain equity investments	(16,245)	—	(16,245)
Interest expense	(1,686)	(1,165)	(2,851)
Amortization of certain non-cash items	(41,772)	(341)	(42,113)

Income (loss) before income taxes and minority interest and equity interest in partnership income	$167,803	$(4,860)	$162,943

Total assets	$1,588,913	$89,616	$1,678,529

	Year ended December 31,

	1999	2000	2001

United States revenues	$222,130	$402,446	$634,659
International revenues	2,594	28,978	114,162

Net revenues	$224,724	$431,424	$748,821

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 5 — Investments:

      At December 31, 2000 and 2001, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2000

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$112,488	$15	$(116)	$112,387
Corporate securities	21,193	70	—	21,263
Government securities	219,674	842	—	220,516

Total	$353,355	$927	$(116)	$354,166

Long-term investments:
Restricted cash and investments	$126,390	$—	$—	$126,390
Municipal bonds and notes	141,861	69	(269)	141,661
Government securities	25,342	694	(81)	25,955
Equity instruments	54,505	—	(3,924)	50,581

Total	$348,098	$763	$(4,274)	$344,587

	December 31, 2001

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$149,446	$724	$(2)	$150,168
Government securities	10,700	—	(2)	10,698
Time deposits and other	38,584	—	—	38,584

Total	$198,730	$724	$(4)	$199,450

Long-term investments:
Restricted cash and investments	$129,181	$433	$—	$129,614
Municipal bonds and notes	8,148	25	(2)	8,171
Government securities	251,132	1,258	(268)	252,122
Equity instruments	26,557	148	—	26,705

Total	$415,018	$1,864	$(270)	$416,612

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2001 are as follows (in thousands):

December 31,
2001

Due within one year or less	$199,450
Due after one year through two years	162,642
Due after two years through three years	97,651
Due after three years through four years	—
Restricted cash and investments expiring in less than five years	129,614
Equity investments	26,705

$616,062

      During the year ended December 31, 2001, we recorded impairment charges totaling $16.2 million relating to the other than temporary impairment in the fair value of certain equity investments.

Note 6 — Derivative Instruments:

      We entered into two interest rate swaps on June 19, 2000 and July 20, 2000, with notional amounts of $45 million and $50 million that allow eBay to receive floating rate receipts based on London Interbank Offering Rate (“LIBOR”) in exchange for making fixed rate payments of approximately 7% of the notional amount. These interest rate swaps effectively change the interest rate exposure on a portion of the operating lease payments relating to eBay’s corporate office facilities from a floating rate to a fixed rate. The fair value of the interest rate swaps as of December 31, 2001 was an unrealized loss of $8.2 million and is recorded in accumulated other comprehensive loss on the balance sheet.

      On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, as amended, and the cumulative effect of this change in accounting method relating to the interest rate swaps was an immaterial gain on net income and an unrealized loss, net of tax, of approximately $2.6 million on other comprehensive income. During the year ended December 31, 2001, the derivative losses reclassified into rent expense were offset by decreases in rent expense relating to the operating lease. At December 31, 2001, we expect to reclassify $3.0 million of losses, net of tax, on the interest rate swaps from accumulated other comprehensive income to rent expense during the next twelve months.

      At December 31, 2001, we had one outstanding forward foreign exchange contract to purchase Euros equivalent to $17.7 million with a maturity date of April 2, 2002. The forward contract is used as an economic hedge of a liability denominated in Euros. Transaction gains and losses on the contract and the hedged liability are recognized each period in the statement of income and generally offset one another. As of December 31, 2001, the fair value of the forward contract was immaterial.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 7 — Balance Sheet Components:

	December 31,

	2000	2001

	(in thousands)
Accounts receivable, net:
Accounts receivable	$81,293	$130,727
Allowance for doubtful accounts	(12,122)	(26,451)
Allowance for authorized credits	(2,008)	(2,573)

	$67,163	$101,703

      Write-offs against the allowance for doubtful accounts and authorized credits were $4.5 million, $12.5 million, and $10.3 million in the years ended December 31, 1999, 2000 and 2001, respectively.

	December 31,

	2000	2001

	(in thousands)
Property and equipment, net:
Land and buildings, including building improvements	$60,575	$60,725
Computer equipment and software	113,917	163,137
Leasehold improvements	7,193	12,348
Furniture and fixtures	12,114	15,891
Vehicles and other	379	11,930

	194,178	264,031
Accumulated depreciation and amortization	(69,017)	(121,682)

	$125,161	$142,349

      During the year ended December 31, 2000 and 2001, we capitalized $9.4 million and $6.7 million, respectively, for site-related software. Total depreciation and amortization expense was $18.6 million in 1999, $36.7 million in 2000, and $41.8 million in 2001.

	December 31,

	2000	2001

	(in thousands)
Intangible assets, net:
Goodwill and assembled workforce	$8,838	$221,409
Other intangible assets	9,396	19,239

	18,234	240,648
Accumulated amortization	(5,171)	(42,009)

	$13,063	$198,639

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Total amortization expense was $1.1 million in 1999, $1.4 million in 2000, and $36.8 million in 2001.

	December 31,

	2000	2001

	(in thousands)
Accrued expenses:
Compensation and related benefits	$10,320	$17,867
Advertising	13,258	14,028
Professional fees	5,853	7,732
Other current liabilities	37,266	54,966

	$66,697	$94,593

Note 8 — Debt:

  Notes payable and capital leases

      Notes payable consists of amounts payable to various financial institutions, which are collateralized by specific properties and are detailed as follows:

	December 31,

	2000	2001

	(in thousands)
Mortgage notes, prime plus 1%, due September 30, 2002	$1,689	$1,581
Mortgage notes, LIBOR plus 1.75%, due January 15, 2002	3,351	3,271
Mortgage notes, 8.175%, due February 15, 2002	11,812	11,731
Mortgage notes, 8.175% variable, due August 1, 2023	9,300	9,300
Loan on foreclosed property, prime plus 2%, due August 9, 2015 and Other	524	2,236

Subtotal	26,676	28,119
Less: Current portion	(15,272)	(16,111)

Long-term portion	$11,404	$12,008

      Mortgage notes outstanding are on property owned by our Butterfields subsidiary. The notes have variable interest rates, payment terms and are collateralized by certain land, buildings and improvements. Generally, the principal and interest are paid on a monthly basis.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Minimum annual repayments on these notes and capital leases at December 31, 2001, are as follows (in thousands):

Year ending
December 31,	Total

2002	$16,111
2003	2,254
2004	35
2005	39
2006	44
Thereafter	9,636

$28,119

Note 9 — Operating Lease Arrangements:

Leases in which eBay is the lessee

      On March 1, 2000, we entered into a five-year lease for general office facilities located in San Jose, California. This five-year lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to us as lessee. Under our lease structure, upon termination or expiration, at our option, we must either purchase the property from the lessor for a predetermined amount or sell the real property to a third-party.

      Payments under our lease are based on the $126.4 million cost of the property funded by the third-party and are adjusted as the London Interbank Offering Rate (“LIBOR”) fluctuates. Under the terms of the lease agreement, the lease terminates on March 1, 2005, unless extended to September 1, 2006. At any time prior to the final 12 months of the lease term, we may, at our option, purchase the property for approximately $126.4 million. If we elect not to purchase the property, we will undertake to sell the facility to one or more third parties and have guaranteed to the Lessor a residual value equal to approximately 88% of the $126.4 million cost of this property. We may also be liable to the lessor for the entire amount of $126.4 million if we default on any of certain lease obligations and financial covenants. If this payment is made, we would then receive title to the property. At December 31, 2001, we had not made a decision with respect to the option we will pursue at the end of the lease term, although it is likely that we will decide to continue to occupy the property. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations.

      In addition, we are required to place $126.4 million of cash and investment securities as collateral for the term of the lease and to maintain certain financial covenants. The cash and investment securities are restricted as to their withdrawal from a third-party trustee and are classified as long-term restricted cash and investments in the accompanying balance sheet. In the event of a default under the lease, the collateral could be used to pay the purchase price of the property and the lease would be terminated. At December 31, 2001, we were in compliance with our financial covenants under the lease.

      If our lease were terminated, and we became obligated to pay the purchase price of the land and buildings, we would show the cost as an asset on our balance sheet and our restricted cash and investments position would be reduced by the amount of the purchase price. Currently, we reflect rent payments as an expense on our statement of income. In the event we were required to purchase the land and buildings, our rent expense would cease and we would subsequently record depreciation expense for the buildings over their estimated useful lives.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      We entered into two interest rate swaps on June 19, 2000 and July 20, 2000 to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. See “Note 6 — Derivative Instruments.”

      Our San Jose lease consists of approximately 460,000 square feet of office space. As of December 31, 2001, we occupied approximately 230,000 square feet of this total office space for our online businesses and subleased additional space in the facility to third parties.

      We lease an additional 301,000 square feet of office space for our customer call center in Utah and for the other offices we maintain in the U.S. and abroad. Our other domestic offices are generally located where our domestic subsidiaries are based. Our international offices are generally located where we have international websites. We also have lease obligations under certain other non-cancelable operating leases. Future minimum rental payments under all non-cancelable operating leases, exclusive of the residual value guarantee on our general office facilities located in San Jose, California, at December 31, 2001, are as follows (in thousands):

Year ending	Operating
December 31,	Leases

2002	$12,617
2003	13,065
2004	12,624
2005	3,938
2006	2,141
Thereafter	3,877

Total minimum lease payments	$48,262

      Lease obligations related to our general office facilities in San Jose, California are estimated based on market interest rates (LIBOR) at December 31, 2001, adjusted to reflect the two interest rate swaps and certain collateral assumptions. Rent expense in the years ended December 31, 1999, 2000 and 2001, totaled $3.9 million, $4.8 million, and $5.7 million, respectively.

Leases in which eBay is the lessor

      We lease certain land and buildings through our Butterfields subsidiary. These leases are classified as operating leases that expire at various intervals between 2002 and 2013. Certain of these leases contain renewal options and have rent escalation clauses tied to changes in the Consumer Price Index. Under the terms of the leases, the tenants are generally responsible for the payment of property taxes, insurance and maintenance costs related to the leased property.

      The following schedule provides a summary of our investment in property held for lease by major classes (in thousands):

	December 31,

	2000	2001

Land and building	$44,095	$44,095
Building improvements	11,990	12,031

	56,085	56,126
Less: Accumulated depreciation	(12,029)	(13,390)

	$44,056	$42,736

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Minimum future rental income on non-cancelable operating leases at December 31, 2001, was as follows (in thousands):

Year ending
December 31,	Total

2002	$5,293
2003	5,383
2004	5,163
2005	5,248
2006	5,208
Thereafter	19,584

Total minimum future rentals	$45,879

Note 10 — Purchase and Sale of Properties or Property Interests:

      From time to time and in the ordinary course of business, we elect to sell properties previously held for lease, or purchase properties or property interests for future rental. We view our rental properties as sources of income, which may be derived either from property rental, or potentially the sale of the property.

      During 1999 and 2000, we increased our ownership percentage in various property partnerships acquired in the merger with Butterfields. We became a majority owner in some properties in which we had previously held a minority interest.

      In March 2001, our Butterfields subsidiary sold its Chicago property for approximately $4.5 million in cash and recognized a gain of $189,000.

Note 11 — Commitments and Contingencies:

Litigation

      On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law and a section of the California Civil Code, which prohibits “dealers” from selling, sports memorabilia without a “Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs have appealed this ruling. We believe we have meritorious defenses and intend to defend ourselves vigorously.

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates (“Rolex”) in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

watches on the website as well as damages. We believe that we have meritorious defenses against this claim and intend to defend ourselves vigorously.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relative to online auction technology, multiple database searching, and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and we believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action could be costly and divert our management’s time. If the plaintiff were to prevail on all of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

      The credit card companies providing payment services to our majority-owned Korean subsidiary, Internet Auction, have experienced higher than anticipated delinquency rates on transactions carried out on the Internet Auction platform. Some of these delinquencies are related to fictitious transactions on Internet Auction and other Korean Internet sites to enable users to receive cash advances on their credit cards that would not otherwise be permitted by the credit card companies. As of December 31, 2001, the credit card companies had withheld approximately 3.4 billion Won (about $2.6 million) as “collateral” against certain delinquent accounts, and had threatened to terminate their agreements with Internet Auction if matters were not resolved to their satisfaction. Beginning in the spring of 2001, Internet Auction has been putting into place certain user verification and site-monitoring processes that it believes have substantially reduced this type of credit card misuse on its system. The credit card companies are requesting that Internet Auction enter into new agreements that could shift the risk of credit card misuse, nonpayment or chargeback by the purchaser to Internet Auction and would formalize the ability of the credit card companies to withhold “collateral” against future delinquencies. Internet Auction is currently in negotiations with the credit card companies to resolve this situation. If these negotiations are not successful, termination of its agreements with the credit card companies would adversely affect Internet Auction’s business and could adversely impact eBay’s business. Any settlement related to past transactions could adversely affect Internet Auction’s results of operations. Proposed legislation now pending in the Korean legislature, would, if enacted, make Internet Auction liable for credit card misuses by its users. If Internet Auction becomes liable for credit card misuse or failure to pay by its users, Internet Auction may have to change its procedures and processes relating to payments, accept higher losses, or both, which could adversely affect its business and could thereby adversely affect our business.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. We believe that the ultimate resolution of these other disputes will not have a material adverse impact on our business, financial position, results of operations, or cash flows.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Advertising

      In March 1999 and again in July 2001, we expanded the scope of our strategic relationship with AOL Time Warner, Inc. (“AOL”). Under the amended agreement, we were granted a prominent presence featuring eBay as the preferred provider of online trading services on AOL’s domestic and international websites. In addition, we have developed a co-branded version of our online service for major AOL properties, which prominently features each party’s brand. In addition to the co-branded sites, we are obligated to pay AOL $93.8 million over the five-year term of the contract, as amended, in exchange for online advertising services. We are recognizing these fees as sales and marketing expense as such services are provided. From time to time, we have also entered into incremental, discretionary purchases of advertising from AOL. There were no such discretionary purchases during the year ended December 31, 1999, and such amounts totaled $1.4 million during 2000 and $8.5 million during 2001.

      In February 2000, we entered a four-year marketing agreement with the Walt Disney Company (“Disney”) to provide us with online and offline advertising and promotions and develop a co-branded version of our online service. Subject to certain Disney performance obligations, we were obligated to pay a minimum of $30 million to Disney over the four-year term of the agreement. In August 2001, we amended the terms of the initial agreement and agreed to purchase a minimum of $23.0 million in online and offline promotions through September 2004. We also committed to provide Disney with online advertising on the eBay.com website valued at $3.5 million. Through December 31, 2001, we have recognized $5.1 million in sales and marketing expense associated with the amended agreement.

      In March 2000, we entered into a marketing and services agreement (as amended) with and purchased a less than 5% equity interest in Autotrader.com LLC (“Autotrader”). Under the terms of the marketing and services agreement, we developed the co-branded eBay Motors site and Autotrader refers customers desiring an auction pricing format to the co-branded site in exchange for a referral fee. Through December 31, 2001, we have paid Autotrader $7.4 million in referral fees that are included in sales and marketing expense. We also committed to incur $32.0 million in marketing and promotion of our service and additional related services offered by Autotrader over the 3.5-year term of the agreement. Through December 31, 2001, we have incurred $15.4 million of this marketing expenditure commitment.

      During 2001, we entered into a series of marketing and services agreements with Microsoft that obligate us to purchase online advertising promotions, software and related services through September 2003, totaling $8 million. In addition, Microsoft has agreed to purchase online advertising and other services from eBay totaling $7 million over a three-year period ending June 2004. Through December 31, 2001, we have recognized $2.1 million in sales and marketing expenses for advertising services received, incurred $1.4 million for Microsoft software products used to support our operations and recognized $4.1 million in revenues for advertising services delivered to Microsoft.

Minimum auction guarantees

      From time to time we guarantee minimum net proceeds with respect to the sale of properties at future auctions through our Butterfields subsidiary. Such guaranteed proceeds are often advanced to the consignor prior to the completion of the auction. We are responsible for the shortfall, if any, between the guaranteed minimum proceeds and the actual net proceeds upon the completion of the auction. Losses, if any, are recognized at the conclusion of the auction. In 2001, Butterfields entered into one such agreement with guaranteed net proceeds of $2.1 million. In June 2001, the two auctions related to the single minimum guarantee took place, and at the conclusion of the auctions, the minimum net proceed amounts were obtained.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 12 — Related Party Transactions:

      We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Commercial agreements

      A member of our Board of Directors and the Audit and Compensation Committees of our Board of Directors, is a member of the general partner of certain venture capital funds that beneficially hold in the aggregate a greater than 10% equity interest in several public and private companies. We engaged in the following transactions with such companies:

      In December 1999, we entered into an Internet marketing agreement with a privately held company that facilitates buying decisions for consumers. Under this agreement, we paid approximately $4,000 and $503,000 of fees in 2000 and 2001, respectively, for the promotion of eBay.

      In April 2000, we entered into an advertising and promotions agreement with a privately held company that provides a marketplace for live advice. Under this agreement, we recognized revenues of approximately $4.1 million and $1.0 million during the years ended December 31, 2000 and 2001, respectively. In 1999, we invested $2.0 million in capital stock of such company and received a warrant to purchase additional shares, which if exercised would bring our total ownership to less than 5% of its capital stock.

      In July 2000, we entered into an advertising and promotions agreement, which we subsequently amended in December 1999 and April 2000, with a privately held company that provides a real estate solution to home buyers and sellers. Under the terms of this agreement, we recognized revenues of approximately $1.3 million and $441,000 during the years ended December 31, 2000 and 2001, respectively. The member of our Board of Directors mentioned above is also a member of such company’s Board of Directors. In 2000, we invested $3.0 million in capital stock of such company and received a warrant to purchase additional shares, which if exercised would bring our total ownership to less than 5% of its capital stock.

      In February 2001, our wholly owned subsidiary Half.com, entered into a content licensing and inventory sales agreement with a company that provides order management and fulfillment solutions. Under this agreement, such company agreed to list its inventory on Half.com’s website and to allow Half.com to use such company’s catalog data to supplement Half.com’s existing catalog data. Half.com paid such company approximately $100,000 in 2001 under this agreement.

      All contracts with related parties are at rates and terms that we believe are comparable with those entered into with independent third parties.

Notes receivable from eBay executive officers

      At December 31, 2000 and 2001, we held notes receivable from certain executive officers totaling $3.2 million and $4.0 million, respectively. One note is a non-interest bearing note issued in connection with the relocation of one executive officer to San Jose, California, while the remaining notes bear interest at rates of 4.94%, 6.37%, and 6.40% per year. Each note is collateralized by Deeds of Trust, which we hold. The outstanding principal and interest are due and payable by 2005.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 13 — Preferred Stock:

      We are authorized, subject to limitations prescribed by Delaware law, to issue Preferred Stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by the stockholders. At December 31, 2000 and 2001, there were 10 million shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

Note 14 — Common Stock:

      Our Certificate of Incorporation, as amended, authorizes us to issue 900 million shares of common stock. A portion of the shares outstanding are subject to repurchase over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2000, there were 7.5 million shares subject to repurchase rights at an average price of $0.12. At December 31, 2001, there were 772,000 shares subject to repurchase at an average price of $0.36

      At December 31, 2001, we had reserved 11.7 million shares of common stock for future issuance for the exercise of options under the stock option plans and issuance of approximately 1.7 million shares under the employee stock purchase plan, respectively.

      In connection with certain stock option and stock warrant grants, we recorded unearned stock-based compensation totaling $10.7 million during the year ended December 31, 1999, $187,000 in 2000, and $4.1 million in 2001. The unearned compensation for 1999 is being amortized over the four-year vesting periods of the options and the one-year vesting period of the warrant as applicable. The unearned compensation for 2000, is related to the acquisition of Half.com and was amortized fully over the vesting period in 2000. The unearned compensation for 2001, is related to the acquisition of Internet Auction and is being amortized over the 3-year vesting period of the options, which ends in 2002. Amortization expense totaled approximately $4.8 million during the year ended December 31, 1999, $7.1 million in 2000, $3.1 million in and 2001. The unearned stock compensation balance at December 31, 2001 was $2.4 million and will be amortized over the remaining vesting period through 2002.

Note 15 — Employee Benefit Plans:

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 1999, 2000 and 2001, employees purchased 356,000, 438,000 and 124,000 shares at average prices of $4.02, $8.43 and $43.72 per share, respectively. At December 31, 2001, approximately 1.7 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan will be increased automatically by the number of shares purchased under this plan in the preceding calendar year.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

401(k) Savings Plan

      We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. We contribute one dollar for each dollar a participant contributes, with a maximum contribution of $1,500 per employee. Our matching contributions were $856,000 in 1999, $1.8 million in 2000, and $1.7 million 2001.

Stock option plans

      We have stock option plans for directors, officers and employees, under which we have made to date only nonqualified and incentive stock option grants. These stock options generally vest 25% one year from the date of grant and the remainder vests at a rate of 2.08% per month and expire 10 years from the date of grant. Stock options issued prior to June 1998, were exercisable immediately, subject to repurchase rights held by us, which lapse over the vesting period. At December 31, 2001, stock options for 11.7 million shares were available for future grant.

      The following table summarizes activity under our stock option plans for the years ended December 31, 1999, 2000 and 2001 (shares in thousands):

	Year Ended December 31,

	1999		2000		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	18,493	$1.84	26,236	$29.73	26,249	$38.99
Granted	12,210	64.59	9,037	62.69	19,621	46.87
Exercised	(3,551)	1.95	(4,499)	6.23	(6,813)	17.26
Cancelled	(916)	38.96	(4,525)	65.41	(3,955)	51.20

Outstanding at end of period	26,236	29.73	26,249	38.99	35,102	46.24

Options exercisable at end of period	3,654	5.03	7,006	27.73	10,465	41.67

Weighted average grant date fair value of options granted during period		$40.45		$41.40		$27.80

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table summarizes information about fixed stock options outstanding at December 31, 2001, (shares in thousands):

	Options Outstanding at			Options Exercisable at
	December 31, 2001			December 31, 2001

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.01 - $2.50	5,941	6.6 years	$2.17	3,852	$2.12
$3.83 - $38.00	1,529	9.1	34.37	96	32.72
$38.18 - $40.06	9,050	9.0	39.98	943	39.88
$41.63 - $60.97	6,427	8.7	51.23	1,435	51.38
$61.09 - $68.00	6,249	9.0	63.94	1,228	65.49
$68.07 - $116.31	5,906	8.0	79.06	2,911	80.05

	35,102	8.4	$46.24	10,465	$41.67

Fair value disclosures

      We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,

	1999	2000	2001

Risk-free interest rates	5.5%	4.9%	3.6%
Expected lives (in years)	3.0	3.0	3.0
Dividend yield	0%	0%	0%
Expected volatility	100%	115%	81%

      For options granted prior to our initial public offering, the fair value of option grants was determined using the Black-Scholes option pricing model with a zero volatility assumption. For options granted subsequent to our initial public offering, the fair value of option grants was determined using the Black-Scholes option pricing model with volatility assumptions based on actual or expected fluctuations in the price of our common stock. Generally accepted accounting principles provide companies with the option of either recognizing the fair value of option grants as an operating expense or disclosing the impact of fair value accounting in a note to the financial statements. Consistent with predominant industry practice, we have elected to disclose the impact of fair value accounting for option grants. Had we elected to recognize

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

the fair value of option grants as an operating expense, our reported net income would have been substantially reduced, as follows (in thousands, except per share amounts):

	Year Ended December 31,

	1999	2000	2001

Net income (loss):
As reported	$9,567	$48,294	$90,448
Pro forma	$(41,357)	$(90,677)	$(14,478)
Net income (loss) per share — basic:
As reported	$0.04	$0.19	$0.34
Pro forma	$(0.19)	$(0.36)	$(0.05)
Net income (loss) per share — diluted:
As reported	$0.04	$0.17	$0.32
Pro forma	$(0.19)	$(0.36)	$(0.05)

Non-stockholder approved stock option grants

      Prior to our initial public offering in 1998, our Board of Directors approved three stock option grants outside of formally approved stockholder plans to two independent directors upon their joining our Board of Directors and to an executive officer upon his hiring. All of such option grants vested over 25% one year from the date of grant, with the remainder vesting at a rate of 2.08% per month thereafter and expire 10 years from the date of grant. The options granted to the independent directors were immediately exercisable, subject to repurchase rights held by us, which lapse over the vesting period. To date, one of these independent directors has exercised all of his options under such grant. The terms and conditions of such grants are otherwise identical to nonqualified option grants made under the stock option plan in effect at that time. At the time of such grants, members of our Board of Directors (and their affiliates) beneficially owned in excess of 90% of our then outstanding voting interests. We have previously disclosed such option grants in our Prospectus filed with the Securities and Exchange Commission on September 25, 1998 in connection with our initial public offering under the headings “Management — Director Compensation” and “Management — Compensation Arrangements.” At December 31, 2001, there were 2.8 million shares to be issued upon exercise of outstanding options under these grants with an average exercise price of $2.20. There were no shares remaining available under these non-stockholder approved plans for future issuance as of December 31, 2001.

Note 16 — Income Taxes:

      The components of income including minority interest in consolidated companies and equity interest in partnership income before income taxes, for the years ended December 31, 1999, 2000 and 2001 are as follows (in thousands):

	Year Ended December 31,

	1999	2000	2001

United States	$23,013	$80,872	$177,084
International	(4,974)	147	(6,627)

	$18,039	$81,019	$170,457

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,

	1999	2000	2001

Current:
Federal	$10,951	$31,420	$70,552
State and local	2,683	8,498	17,357
Foreign	—	280	3,540

	13,634	40,198	91,449

Deferred:
Federal	(4,108)	(5,887)	(10,187)
State and local	(1,054)	(1,586)	(1,253)

	(5,162)	(7,473)	(11,440)

	$8,472	$32,725	$80,009

      The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 1999, 2000, and 2001 to income before income taxes (in thousands):

	Year Ended December 31,

	1999	2000	2001

Provision at statutory rate	$6,314	$28,357	$59,660
Permanent differences:
Foreign income taxed at different rates	1,741	229	(9,948)
S Corporation loss	978	—	—
Acquisition related expenses	329	175	11,834
Stock-based compensation	(379)	125	—
Subsidiary loss net benefitted	—	665	5,807
Tax-exempt interest income	(4,223)	(4,241)	(3,737)
State taxes, net of federal benefit	1,006	4,493	10,468
Other	2,706	2,922	5,925

	$8,472	$32,725	$80,009

      Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2000	2001

Deferred tax assets:
Net operating loss	$103,628	$129,211
Accruals and allowances	9,819	21,405
Depreciation and amortization	10,313	11,381
Net unrealized losses	1,080	2,372

Net deferred tax assets	124,840	164,369
Valuation allowance	(101,586)	(129,212)

	23,254	35,157
Deferred tax liabilities:
Other	—	(3,629)

	$23,254	$31,528

      As of December 31, 2001, our federal and state net operating loss carryforwards for income tax purposes were approximately $345.1 million and $149.8 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2004. Deferred tax assets on net operating losses of approximately $129.2 million at December 31, 2001 pertain primarily to certain net operating loss carryforwards resulting from the exercise of employee stock options of $122.0 million and the remainder relates to losses at certain subsidiaries. We have a full valuation allowance against these amounts at December 31, 2001 due to the impact that uncertainties associated with our future stock price and timing of employee stock option exercises have on the likelihood that we will realize future benefits from these amounts. To the extent that we generate taxable income in future years, we will have the ability, subject to carryforward limitations, to benefit from these amounts. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision.

Note 17 — Subsequent Events-Unaudited:

      In January 2002, we purchased the 35% interest in Billpoint held by Wells Fargo Bank for approximately $43.5 million in cash, subject to an upward adjustment upon the occurrence, if any, of certain events. This acquisition increased our ownership of Billpoint to a 100% interest and will be accounted for using the purchase method of accounting. The aggregate purchase price will be allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. Although we have not finalized our basis for allocating the purchase price, it is expected that a substantial portion of the purchase price will be accounted for as goodwill. See “Note 1 — The Company and Summary of Significant Accounting Policies, Recent Accounting Pronouncements.”

      In February 2002, we signed a definitive agreement to purchase 100% of NeoCom Technology Co., Ltd. for cash totaling $9.5 million, subject to certain working capital adjustments. NeoCom provides an online Chinese language marketplace for the trading of goods and services for both individual and business customers in Taiwan. NeoCom’s corporate office is located in Taipei, Taiwan and the acquisition is expected to close in April 2002.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      In February 2002, we announced our plan to close our eBay Japan operations. Under our plan, employees were notified of their employment termination and the eBay Japan website will be closed by March 31, 2002. The estimated costs for severance, contract terminations and other closure costs are approximately $1.0 million to $2.0 million and will be recorded in the statement of income for the three months ended March 31, 2002.

      In March 2002, we signed a share purchase agreement to purchase a 38% interest in the outstanding common stock of EachNet, Inc., which is a 33% interest on a fully diluted basis, in exchange for $30.0 million in cash. EachNet provides an online marketplace for the trading of goods and services for both individual and business customers in the Peoples Republic of China. We will account for the investment using the equity method of accounting.

Supplementary Data — Quarterly Financial Data-Unaudited:

      The following tables present certain unaudited consolidated quarterly financial information for each of the twelve quarters ended December 31, 2001. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. The quarterly financial data for the quarters presented below have been restated to reflect the acquisitions of Billpoint, Butterfields, Kruse, alando.de.ag and Half.com, which were accounted for as poolings of interest.

Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

1999
Net revenues	$42,801	$49,479	$58,525	$73,919

Gross profit	$34,824	$38,534	$41,444	$52,334

Net income	$3,765	$816	$1,186	$3,800

Net income per share-basic	$0.02	$0.00	$0.01	$0.02

Net income per share-diluted	$0.01	$0.00	$0.00	$0.01

Weighted-average shares:
Basic	195,363	214,062	227,975	233,125
Diluted	264,654	273,580	276,179	277,844

	Quarter Ended

	March 31	June 30	September 30	December 31

2000
Net revenues	$85,887	$98,152	$113,377	$134,008

Gross profit	$62,504	$73,948	$89,465	$110,054

Net income	$1,758	$7,459	$15,211	$23,865

Net income per share-basic	$0.01	$0.03	$0.06	$0.09

Net income per share-diluted	$0.01	$0.03	$0.05	$0.09

Weighted-average shares:
Basic	242,658	249,828	255,741	259,789
Diluted	281,344	280,483	280,297	279,822

	Quarter Ended

	March 31	June 30	September 30	December 31

2001
Net revenues	$154,090	$180,905	$194,425	$219,401

Gross profit	$127,088	$148,033	$159,472	$179,412

Net income	$21,067	$24,608	$18,838	$25,935

Net income per share-basic	$0.08	$0.09	$0.07	$0.09

Net income per share-diluted	$0.08	$0.09	$0.07	$0.09

Weighted-average shares:
Basic	264,279	267,075	271,236	274,599
Diluted	278,732	283,582	282,317	283,564

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 22nd day of March, 2002.

eBay Inc.

/s/ MARGARET C. WHITMAN

Margaret C. Whitman
President, Chief Executive Officer
and Director

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Margaret C. Whitman, Rajiv Dutta and Michael R. Jacobson, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on the date and in the capacities indicated.

Date: March 22, 2002

Principal Executive Officer:	Principal Financial Officer:

By : /s/ MARGARET C. WHITMAN	By : /s/ RAJIV DUTTA

Margaret C. Whitman President, Chief Executive Officer and Director	Rajiv Dutta Senior Vice President, Chief Financial Officer Principal Accounting Officer: By : /s/ MARK J. RUBASH

Mark J. Rubash Vice President, Finance and Chief Accounting Officer

Additional Directors

By : /s/ PIERRE M. OMIDYAR	By : /s/ PHILIPPE BOURGUIGNON

Pierre M. Omidyar Founder, Chairman of the Board and Director	Philippe Bourguignon Director

By : /s/ SCOTT D. COOK	By : /s/ ROBERT C. KAGLE

Scott D. Cook Director	Robert C. Kagle Director

By : /s/ DAWN G. LEPORE	By : /s/ HOWARD D. SCHULTZ

Dawn G. Lepore Director	Howard D. Schultz Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.01	Contribution Agreement, dated February 21, 2001, by and among Registrant, eBay Belgium Holdings S.A. and certain shareholders of iBazar S.A.(11)

3.01	Registrant’s Amended and Restated Certificate of Incorporation.(2)

3.02	Registrant’s Certificate of Amendment of Certificate of Incorporation.(9)

3.03	Registrant’s Corrected Certificate of Certificate of Amendment of Certificate of Incorporation.(9)

3.04	Registrant’s Amended and Restated Bylaws.(2)

4.01	Form of Specimen Certificate for Registrant’s Common Stock.(1)

4.02	Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.(1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)

10.02	Registrant’s 1996 Stock Option Plan.(1)

10.03	Registrant’s 1997 Stock Option Plan.(1)

10.04	Registrant’s 1998 Equity Incentive Plan.(1)

10.05	Registrant’s 2001 Equity Incentive Plan.(10)

10.06	Registrant’s 1998 Directors Stock Option Plan.(1)

10.07	Amendment No. 1 to Registrant’s 1998 Directors Stock Option Plan.(3)

10.08	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan. FILED HEREWITH.

10.09	Registrant’s 1999 Global Equity Incentive Plan.(8)

10.10	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.(1)

10.11	Employment Letter Agreement dated August 14, 1998, between Brian T. Swette and Registrant.(1)

10.12	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.(1)

10.13	Offer Letter to Maynard G. Webb, Jr.(6)

10.14	Retention Bonus Plan dated January 10, 2001, between Registrant and Maynard G. Webb, Jr. (Corrected).(12)

10.15	Offer Letter to Jeffrey D. Jordan.(6)

10.16	Retention Bonus Plan dated May 16, 2000, between Registrant and Jeffrey D. Jordan.(9)

Exhibit
Number	Exhibit Title

10.17	Retention Bonus Plan dated April 3, 2001, between Registrant and Jeffrey D. Jordan.(12)

10.18	Offer Letter to William C. Cobb. FILED HEREWITH.

10.19	Lease dated March 1, 2000, between eBay Realty Trust and Registrant.(7)

10.20	Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent, dated March 1, 2000.(7)

21.01	List of Subsidiaries. FILED HEREWITH.

23.01	PricewaterhouseCoopers LLP consent. FILED HEREWITH.

(1)	Previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-59097) filed in connection with eBay’s initial public offering and incorporated by reference herein.

(2)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed on November 13, 1998 and incorporated by reference herein.

(3)	Previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-75009) filed on March 25, 1999 and incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed on November 15, 1999 and incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-88205) filed on September 30, 1999 and incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-41944) filed on July 21, 2000 and incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-58046) filed on March 30, 2001 and incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed on June 1, 2001 and incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed on August 14, 2001 and incorporated by reference herein.