Form 10-Q
period 2002-03-31
EBAY INC
filed 2002-05-10
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from_______ to _______.

Commission file number 000-24821

eBay Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0430924 (I.R.S. Employer Identification Number)

2145 Hamilton Avenue San Jose, California (Address of principal executive offices)	95125 (Zip Code)

(408) 376-7400
(Registrant’s telephone number, including area code)

     Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of April 30, 2002, there were 280,196,376 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

	December 31,	March 31,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$523,969	$576,851
Short-term investments	199,450	152,936
Accounts receivable, net	101,703	120,912
Other current assets	58,683	59,973

Total current assets	883,805	910,672

Long-term investments	286,998	343,813
Restricted cash and investments	129,614	126,390
Property and equipment, net	142,349	142,387
Goodwill	187,829	220,969
Intangible assets, net	10,810	11,229
Deferred tax assets	21,540	23,031
Other assets	15,584	10,523

	$1,678,529	$1,789,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,235	$33,619
Accrued expenses and other current liabilities	94,593	114,360
Deferred revenue and customer advances	15,583	16,283
Short-term debt	16,111	15,049
Income taxes payable	20,617	22,990

Total current liabilities	180,139	202,301

Long-term debt	12,008	9,774
Other liabilities	19,493	19,002
Minority interests	37,751	30,332

Total liabilities	249,391	261,409

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized; 277,259 and 279,890 shares issued and outstanding	277	280
Additional paid-in capital	1,275,240	1,331,829
Unearned stock-based compensation	(2,367)	(1,558)
Retained earnings	164,633	212,167
Accumulated other comprehensive loss	(8,645)	(15,113)

Total stockholders’ equity	1,429,138	1,527,605

	$1,678,529	$1,789,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Net revenues	$154,090	$245,106
Cost of net revenues	27,002	41,277

Gross profit	127,088	203,829

Operating expenses:
Sales and marketing	55,536	73,104
Product development	15,737	24,307
General and administrative	21,328	32,493
Payroll expense on employee stock options	427	1,679
Amortization of acquired intangible assets	3,355	1,530

Total operating expenses	96,383	133,113

Income from operations	30,705	70,716
Interest and other income, net	14,978	7,387
Interest expense	(712)	(685)
Impairment of certain equity investments	(9,921)	(1,181)

Income before income taxes and minority interests	35,050	76,237
Provision for income taxes	(15,427)	(29,411)
Minority interests in consolidated companies	1,444	758

Net income	$21,067	$47,584

Net income per share:
Basic	$0.08	$0.17

Diluted	$0.08	$0.17

Weighted average shares:
Basic	264,279	278,332

Diluted	278,732	284,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Net income	$21,067	$47,584

Other comprehensive income (loss):
Foreign currency translation	(5,251)	(5,101)
Unrealized gains (losses) on investments, net	2,695	(3,553)
Investment losses included in net income	2,401	—
Unrealized gains (losses) on cash flow hedges	(2,308)	1,299
Estimated tax benefit (provision)	(1,194)	887

Net change in other comprehensive income (loss)	(3,657)	(6,468)

Comprehensive income before cumulative effect of change in accounting principle	17,410	41,116
Cumulative effect of change in accounting principle, net of tax	(2,627)	—

Comprehensive income	$14,783	$41,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2001	2002

Cash flows from operating activities:
Net income	$21,067	$47,584
Adjustments:
Provision for doubtful accounts and authorized credits	6,720	8,148
Depreciation and amortization	14,237	13,011
Amortization of unearned stock-based compensation	761	913
Tax benefit on the exercise of employee stock options	13,385	29,411
Impairment of certain equity investments	9,921	1,181
Minority interests and other	(1,952)	(2,042)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,098)	(27,832)
Other current assets	(5,541)	(1,561)
Intangible and other assets	(2,495)	1,218
Deferred tax assets	2,024	(2,411)
Accounts payable	(13,546)	507
Accrued expenses and other liabilities	1,563	21,041
Deferred revenue and customer advances	(1,501)	732
Income taxes payable	(97)	2,373

Net cash provided by operating activities	37,448	92,273

Cash flows from investing activities:
Purchases of property and equipment	(10,717)	(11,494)
Purchases of investments	(53,223)	(208,245)
Maturities and sales of investments	249,710	200,509
Proceeds from sale of property and equipment	4,500	—
Acquisitions, net of cash acquired	(109,212)	(43,557)

Net cash provided by (used in) investing activities	81,058	(62,787)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,731	27,004
Principal payments on long-term debt	(6,091)	(3,296)

Net cash (used in) provided by financing activities	(4,360)	23,708

Effect of exchange rate changes on cash and cash equivalents	(1,756)	(312)

Net increase in cash and cash equivalents	112,390	52,882
Cash and cash equivalents at beginning of period	201,873	523,969

Cash and cash equivalents at end of period	$314,263	$576,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies:

The Company

     eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of March 31, 2002, we operated websites directed towards the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland and the United Kingdom. We pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week.

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

Principles of consolidation and basis of presentation

     The accompanying condensed consolidated financial statements as of December 31, 2001 and March 31, 2002, and for the three months ended March 31, 2001 and 2002, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of March 31, 2002, and our results of operations and cash flows for the three months ended March 31, 2001 and 2002, respectively. These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2002. Our balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Our results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002. The accompanying condensed consolidated financial statements include the accounts of eBay and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

New accounting standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, the standards require that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirers intent to do so.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     We adopted SFAS 142 in the first quarter of 2002, and no longer amortize goodwill. This accounting change eliminates annual goodwill amortization of approximately $55.3 million, based on anticipated amortization that would have been incurred for fiscal 2002 under the prior accounting standard. At March 31, 2002, unamortized goodwill approximated $221.0 million. We will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. We have completed the first step of the transitional goodwill impairment test required by SFAS 142 and have determined that no potential impairment presently exists. However, no assurances can be given that future goodwill impairment assessments will not result in charges to our operating results.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that develops one accounting model for long-lived assets that are to be disposed of by sale and expands the scope of discontinued operations. We adopted SFAS No. 144 on January 1, 2002 and the adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

Note 2—Net Income per Share:

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

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2001	2002

Numerator:
Net income available to common stockholders	$21,067	$47,584

Denominator:
Weighted average shares	268,982	278,755
Weighted average common shares subject to repurchase	(4,703)	(423)

Denominator for basic calculation	264,279	278,332
Weighted average effect of dilutive securities:
Warrants	94	—
Weighted average common shares subject to repurchase	4,703	423
Incremental shares from employee stock options	9,656	6,136

Denominator for diluted calculation	278,732	284,891

Net income per share:
Basic	$0.08	$0.17

Diluted	$0.08	$0.17

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 3—Business Combinations, Goodwill and Intangible Assets

Billpoint acquisition

     In January 2002, we purchased the 35% minority interest in Billpoint held by Wells Fargo Bank for approximately $43.5 million in cash, subject to an upward adjustment upon the occurrence of certain specified future events. This acquisition increased our ownership of Billpoint to a 100% interest and was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value.

     Tangible net assets were valued at their respective carrying amounts as we believe that these amounts approximate their current fair values. The valuation of identifiable intangible assets acquired was based on management’s estimates using a preliminary valuation report prepared by an independent third-party valuation consultant and consists of developed technology. Identifiable intangible assets are amortized using an estimated useful life of three years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $35.8 million has been recognized as goodwill.

     The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets	$6,643
Identifiable intangible assets	1,750
Deferred tax liability	(700)
Goodwill	35,848

Aggregate purchase price	$43,541

NeoCom Technology Co., Ltd. acquisition

     In February 2002, we signed a definitive agreement to purchase 100% of the outstanding share capital of NeoCom Technology Co., Ltd. for cash totaling $9.5 million, subject to certain working capital adjustments. NeoCom provides an online Chinese language marketplace for the trading of goods and services for both individual and business customers in Taiwan. NeoCom’s corporate office is located in Taipei, Taiwan. The acquisition closed on April 4, 2002, and therefore is not included in our condensed consolidated financial statements as of and for the three months ended March 31, 2002. We are currently evaluating the allocation of the purchase price to net tangible and identifiable intangible assets of NeoCom and do not expect the ultimate allocation of purchase price to have a material impact on our financial position, results of operations, or cash flows.

EachNet, Inc. equity investment

     On March 17, 2002, we purchased a 38% interest in the outstanding common stock of EachNet, Inc., which is a 33% interest on a fully diluted basis, in exchange for $30.0 million in cash. EachNet provides an online marketplace for the trading of goods and services for both individual and business customers in the People’s Republic of China. The aggregate purchase price was allocated to net tangible and identifiable intangible assets acquired on the basis of their estimated fair values on the acquisition date.

     Tangible assets were valued at their respective carrying amounts as we believe that these amounts approximate their current fair values. The valuation of the identifiable intangible assets was based on management’s estimates using a preliminary valuation report prepared by an independent third-party valuation consultant and consists of trade names, developed technology and user base. Identifiable intangible assets are being amortized using estimated useful lives with a weighted average of approximately four years.

     The excess of the purchase price over the fair value of our ownership interest in the identifiable net assets acquired of $25.4 million has been recognized as goodwill.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets	$3,263
Identifiable intangible assets	2,280
Deferred tax liability	(912)
Goodwill	25,369

Aggregate purchase price	$30,000

     We account for the investment using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our balance sheet as a long-term investment. In periods subsequent to the acquisition, our consolidated financial results will include 38% of the net income or loss of EachNet together with amortization expense relating to acquired intangible assets.

Goodwill and intangible assets

     Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill		March 31,
	2001	Acquired	Adjustments	2002

Segments:
Online	$185,208	$35,848	$(2,708)	$218,348
Offline	2,621	—	—	2,621

	$187,829	$35,848	$(2,708)	$220,969

     During the three months ended March 31, 2002, $35.8 million of goodwill resulted from the acquisition of the minority interest in Billpoint, offset primarily by $2.7 million of foreign currency translation adjustments relating to goodwill associated with prior acquisitions.

     The following table summarizes the pro forma impact of excluding goodwill amortization from our operating results for the three months ended March 31, 2001 (in thousands, except per share amounts):

Three Months Ended,
March 31, 2001

Net income as reported	$21,067
Add back: Goodwill amortization expense	2,618

Pro forma net income	$23,685

Basic net income per share:
As reported	$0.08
Pro forma	$0.09
Diluted net income per share:
As reported	$0.08
Pro forma	$0.09

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     The components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2001			March 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Developed technologies	$9,076	$(3,643)	$5,433	$10,789	$(4,453)	$6,336
Customer bases	6,525	(2,306)	4,219	6,470	(2,545)	3,925
Trademarks	1,390	(350)	1,040	1,376	(493)	883
All other	973	(855)	118	973	(888)	85

	$17,964	$(7,154)	$10,810	$19,608	$(8,379)	$11,229

     All of our acquired intangible assets are subject to amortization. Intangible assets are comprised of developed technologies, customer bases, trademarks, and other acquired intangible assets including contractual agreements. Developed technologies are being amortized over a weighted average period of approximately three years. Customer bases are being amortized over a weighted average period of approximately five years. Trademarks are being amortized over a weighted average period of approximately three years. Other acquired intangible assets relate to contractual agreements and are being amortized over a weighted average period of approximately four years. No significant residual value is estimated for the intangible assets. Aggregate amortization expense for intangible assets totaled $735,000 and $1.1 million for the three months ended March 31, 2001 and 2002, respectively.

     Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2002 (remaining nine months)	$3,617
2003	3,315
2004	2,882
2005	1,159
2006	256
Thereafter	—

$11,229

Pro forma results of operations

     On February 15, 2001, we acquired a majority interest in Internet Auction Co., Ltd., a South Korean company (“Internet Auction”), in a $121.9 million transaction accounted for as a purchase business combination. The results of operations of Internet Auction have been included in our consolidated financial statements from February 15, 2001.

     On May 18, 2001, we completed its acquisition of iBazar S.A. (“iBazar”) in a $125.6 million transaction accounted for as a purchase business combination. The results of operations of iBazar have been included in our consolidated financial statements from May 18, 2001.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     The following unaudited pro forma financial information presents the combined results of eBay, Internet Auction and iBazar as if the acquisitions had occurred as of the beginning of 2001, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Three Months Ended March 31,

	2001	2002

Net revenues	$157,586	$245,106

Net income (loss)	$16,854	$47,584

Net income (loss) per share:
Basic	$0.06	$0.17

Diluted	$0.06	$0.17

     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay, Internet Auction and iBazar constituted a consolidated entity during such periods.

Note 4—Segment Information:

     We have identified two reporting segments: online services and offline services. The online services segment consists of our online trading platforms in the United States and internationally as well as the various features offered through such platforms, including electronic payments, photo hosting, Buy-It-Now, third-party advertising and end-to-end services. The offline services segment consists of the operations of Butterfields Auctioneers Corporation and Kruse, Inc.

     Segment selection is based upon our internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. Segment performance measurement is based on operating income before income taxes, minority interest, equity in partnership income, amortization of acquired intangible assets, merger related costs, stock-based costs and expenses and payroll expense on employee stock options. Operating information for the reporting segments is as follows (in thousands):

	Three Months Ended March 31,

	2001			2002

	Online	Offline	Consolidated	Online	Offline	Consolidated

Net revenues from external customers	$147,361	$6,729	$154,090	$237,566	$7,540	$245,106

Operating income (loss), as adjusted	$36,425	$(1,444)	$34,981	$76,165	$(1,326)	$74,839
Interest and other income (expense), net	14,578	400	14,978	7,306	81	7,387
Interest expense	(207)	(505)	(712)	(3)	(682)	(685)
Impairment of certain equity investments	(9,921)	—	(9,921)	(1,181)	—	(1,181)
Amortization of certain non-cash items	(4,196)	(80)	(4,276)	(4,110)	(13)	(4,123)

Income (loss), as adjusted	$36,679	$(1,629)	$35,050	$78,177	$(1,940)	$76,237

	December 31, 2001			March 31, 2002

	Online	Offline	Consolidated	Online	Offline	Consolidated

Total assets	$1,588,913	$89,616	$1,678,529	$1,700,659	$88,355	$1,789,014

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Net revenues:
United States	$136,186	$192,555
International	17,904	52,551

Total	$154,090	$245,106

	December 31,	March 31,
	2001	2002

Assets:
United States	$1,355,968	$1,428,785
International	322,561	360,229

Total	$1,678,529	$1,789,014

Note 5—Investments:

     At December 31, 2001 and March 31, 2002, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2001

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$149,446	$724	$(2)	$150,168
Government securities	10,700	—	(2)	10,698
Time deposits and other	38,584	—	—	38,584

Total	$198,730	$724	$(4)	$199,450

	December 31, 2001

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Long-term investments:
Restricted cash and investments	$129,181	$433	$—	$129,614
Municipal bonds and notes	8,148	25	(2)	8,171
Government securities	251,132	1,258	(268)	252,122
Equity instruments and other	26,557	148	—	26,705

Total	$415,018	$1,864	$(270)	$416,612

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2002

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$107,479	$267	$(1)	$107,745
Government securities	10,700	—	(13)	10,687
Time deposits and other	34,536	—	(32)	34,504

Total	$152,715	$267	$(46)	$152,936

Long-term investments:
Restricted cash and investments	$126,808	$206	$(624)	$126,390
Municipal bonds and notes	13,161	7	(31)	13,137
Government securities	277,257	414	(1,617)	276,054
Equity instruments and other	54,437	185	—	54,622

Total	$471,663	$812	$(2,272)	$470,203

     The estimated fair values of short and long-term investments classified by date of contractual maturity at March 31, 2002, are as follows (in thousands):

March 31, 2002

Due within one year or less	$152,936
Due after one year through two years	236,423
Due after two years through three years	52,768
Due after three years through four years	—
Restricted cash and investments expiring in less than five years	126,390
Equity investments	54,622

$623,139

     During the three months ended March 31, 2001 and 2002, we recognized charges totaling $9.9 million and $1.2 million, respectively, to reflect the decline in fair value of certain of our equity investments. These impairment losses were identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary.

Note 6—Contingencies:

     Legal matters

     On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law, and a section of the California Civil Code which prohibits “dealers” from selling sports memorabilia without a “Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs have appealed this ruling. A hearing on the appeal was held on April 10, 2002. We believe we have meritorious defenses and intend to defend ourselves vigorously.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

     On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. Vigorous discovery is ongoing in the case. Trial is currently scheduled for July 28, 2002. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business.

     Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. We have been notified of several potential disputes. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

     The Korean credit card companies providing payment services to our majority-owned Korean subsidiary, Internet Auction, have experienced higher than anticipated delinquency rates on transactions carried out on the Internet Auction platform. Some of these delinquencies are related to fictitious transactions on Internet Auction and other Korean Internet sites to enable users to receive cash advances on their credit cards that would not otherwise be permitted by the credit card companies. As of March 31, 2002, these credit card companies are withholding approximately 2.9 billion Won (about $2.2 million) as “collateral” against certain delinquent accounts, and had threatened to terminate their agreements with Internet Auction if matters were not resolved to their satisfaction. Beginning in the spring of 2001, Internet Auction has been implementing certain user verification and improved site-monitoring processes that it believes have substantially reduced this type of credit card misuse on its system. The credit card companies are requesting that Internet Auction enter into new agreements that could shift the risk of credit card misuse, nonpayment or chargeback by the purchaser to Internet Auction and would formalize the ability of the credit card companies to withhold “collateral” against future delinquencies, and Internet Auction is currently in negotiations with the credit card companies to resolve this situation. If these negotiations are not successful, termination of its agreements with the credit card companies could adversely affect Internet Auction’s business and could adversely impact eBay’s business. Further, any settlement related to past transactions could adversely affect Internet Auction’s results of operations. Certain legislation recently enacted by the Korean National Assembly could make Internet Auction liable for credit card misuses by its users. If Internet Auction becomes liable for credit card misuse or payment delinquency by its users, Internet Auction may have to change its procedures and processes relating to payments, accept higher losses, or both, which could adversely affect its business and could thereby adversely affect our business.

     From time to time, we are involved in other disputes that arise in the ordinary course of business. We believe that the ultimate resolution of these other disputes will not have a material adverse impact on our financial position, results of operations or cash flows.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 7 — Subsequent Events:

AOL interactive marketing agreement

     In April 2002, we amended our Interactive Marketing Agreement with AOL Time Warner, Inc. Under the terms of the amended agreement, we are obligated to pay AOL $18.75 million for online advertising impressions delivered during the contract year ending March 23, 2003. Prior to this amendment, we were obligated to pay AOL $18.75 million per year in exchange for online advertising services for each of the contract years ending March 23, 2003 and 2004.

     In the event that AOL’s advertising services during the contract year ending March 23, 2003 achieve certain specified performance goals, AOL has the right to extend the term of the amended agreement through March 23, 2004 (the “first renewal year”). Our financial obligation for the first renewal year will amount to a maximum commitment of $15.0 million.

     In the event that AOL’s advertising services during the first renewal year achieve certain specified performance goals, AOL has the right to extend the term of the amended agreement through March 23, 2005 (the “second renewal year”). Our financial obligation for the second renewal year will amount to a maximum commitment of $10.0 million.

AOL advertising representation agreement

     In April 2002, we amended our Advertising Representation Agreement with AOL to adjust the commission structure to reflect changes in the online advertising market and to reduce the term of the arrangement by nine months from December 31, 2003 to March 31, 2003. The amended agreement also gives AOL the right to extend the term through March 31, 2004 if certain specified performance goals are achieved.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Other Significant Matters Impacting the Forecasting of Future Results

     It is difficult for us to forecast revenues or earnings accurately, and the operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we believe that our business is seasonal as many of our users reduce their activities on our website during the Thanksgiving (in the U.S.) and Christmas holidays, during national events and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our users’ shift to more “practical” items may cause our seasonal patterns to look more like those of a typical retailer. Both Butterfields and Kruse have significant quarter-to-quarter variations in their results of operations depending on the timing of auctions and the availability of high quality items from large collections and estates. Butterfields typically has its best operating results in the traditional spring and fall auction seasons and has historically incurred operating losses in the first and third quarters. Kruse typically sees a seasonal peak in operations in the third calendar quarter. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

     Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. However, we manage our expenses as fixed, variable and discretionary costs. Costs that are largely fixed include employee compensation, facility and site operations. Costs that are largely variable include provisions for doubtful accounts receivable and authorized customer credits, customer support, and Internet connectivity. Costs that allow significant discretion as to timing and amount include marketing and business development promotions, acquisition related costs and business expansion costs. In general, we expect costs to increase in absolute dollars across all income statement categories throughout the remainder of 2002.

Results of Operations

Net Revenues

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Online net revenues:
Transactions	$129,727	65%	$213,664
Third party advertising	11,783	62%	19,033
End-to-end services	5,851	(17)%	4,869

Total online net revenues	147,361	61%	237,566
Offline net revenues	6,729	12%	7,540

Total net revenues	$154,090	59%	$245,106

Net revenues:
U.S.	$136,186	41%	$192,555
International	17,904	194%	52,551

Total net revenues	$154,090	59%	$245,106

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in millions, except percentages)
Supplemental Operating Data:
Registered users at end of period	29.7	55%	46.1
Items listed	89.0	55%	138.0
Gross merchandise sales	$1,980	57%	$3,107

     Our net revenues result from fees associated with our online and offline services. Online transaction revenues are derived primarily from listing, feature and final value fees paid by sellers, final value fees paid by buyers for “premium” priced items, electronic payment processing and photo hosting. In addition, online net revenues include revenues from third-party advertising and end-to-end services. Third-party advertising and end-to-end services revenues are highly concentrated among a few customers and are subject to considerable uncertainty. See “Risk Factors — Our revenues from third-party advertising and end-to-end services is subject to factors beyond our control.” Offline revenues are derived from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication.

     The growth in net revenues from the three months ended March 31, 2001 to the three months ended March 31, 2002 was primarily the result of increased online auction transaction activity, reflected in the growth in the number of registered users, listings and gross merchandise sales. Fee increases in the U.S. on January 31, 2002, and fee increases in various other international locations during the twelve months ended March 31, 2002, also had a positive impact on revenues for the three months ended March 31, 2002. Overall, we experienced growth across most of our categories, with particularly strong growth in gross merchandise sales in practical categories such as motors, computers and consumer electronics.

     Revenues from third-party advertising during the three months ended March 31, 2002 increased compared to the same period in 2001, primarily as a result of our strategy to increase overall site monetization and through the efforts of AOL, our exclusive advertising sales representative. However, we continue to view our business as primarily transaction driven and we expect third-party advertising revenues in future periods to decrease both in absolute dollars and as a percentage of total net revenues. Revenues from third party advertising totaled $19.0 million during the three months ended March 31, 2002 representing 8% of total net revenues and a decrease from the $28.2 million or 13% of total net revenues reported during the three months ended December 31, 2001. This sequential decrease is primarily attributed to the general softening in the online advertising market.

     Our third-party advertising revenues are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to three years, but the term is generally one week to three months. Third-party advertising revenues may be affected by the financial condition of our customers and by the success of online promotions in general. Recently, the industry pricing of online advertisements has deteriorated. Our third-party advertising revenues are dependent in significant part on the performance of AOL’s sales force, over which we do not have control. Reduction in third-party advertising, whether due to softening of the demand for online advertising in general or particular problems facing parties with whom we have contractual arrangements, would adversely affect our operating results.

     Revenues from end-to-end services decreased from 4% of net revenues for the three months ended March 31, 2001, to 2% of net revenues for the same period in 2002, and includes various amounts received from third parties that provide transaction services to eBay users. We expect end-to-end services revenues in future periods to decrease as a percentage of total net revenues and possibly in absolute dollars.

     International net revenues have grown as a percentage of consolidated net revenues for the three months ended March 31, 2002 over the same period in 2001. This growth is primarily the result of strong transaction growth from sellers in Germany, Canada and the United Kingdom. We expect the trend of increasing international net revenues to continue as we continue the development and deployment of our global marketplace.

     During the three months ended March 31, 2002, offline revenues increased in absolute dollars primarily as a result of year over year growth in revenues at Butterfields’ operations. This growth was due to modest improvements in general economic conditions supporting the offline auction and high-end art markets. Offline revenues, however, decreased as a percentage of net revenues, and as we view our business as primarily online transaction driven, despite some seasonal fluctuations, we expect offline revenues as a whole in 2002 to decline as a percentage of revenues over 2001.

     We expect that our online business will continue to represent the majority of revenue growth in the foreseeable future.

Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Cost of net revenues	$27,002	53%	$41,277
As a percentage of net revenues	18%		17%

     Cost of net revenues for our online business consists primarily of costs associated with customer support, site operations and payment processing. Significant cost components include employee compensation and facilities costs for customer support, site operations compensation, Internet connectivity charges, depreciation of on-site equipment, payment processing fees, amortization of capitalized website development costs, costs to provide end-to-end services and corporate overhead allocations. Cost of net revenues for our offline business consists primarily of employee compensation for auction, appraisal and customer support personnel as well as direct auction costs such as event site rental.

     Cost of net revenues increased in absolute dollars but decreased as a percentage of net revenues. This increase in absolute dollars was due almost entirely to our online business as we continued to develop and expand our customer support and site operations departments. The increases were primarily the result of personnel costs, depreciation of the equipment required for site operations, software licensing fees, Internet connectivity charges and the increased costs associated with acquired businesses. The decrease in cost of net revenues as a percentage of net revenues resulted from cost management initiatives and lower technology costs in site operations and increases in higher gross margin businesses such as autos and third-party advertising. We expect the cost of net revenues to increase in absolute dollars and remain generally consistent with current levels as a percentage of net revenues throughout the remainder of 2002.

Operating Expenses

Sales and Marketing

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Sales and marketing	$55,536	32%	$73,104
As a percentage of net revenues	36%		30%

     Sales and marketing expenses for both the online and offline businesses comprise primarily employee compensation for our category development and marketing staff, advertising, tradeshow and other promotional costs, certain trust and safety programs and corporate overhead allocations.

     The growth in absolute dollars was primarily the result of growth in online and offline advertising, employee compensation costs, costs associated with the use of outside services and consultants, additional costs associated with acquired businesses, and miscellaneous user and promotional costs. Sales and marketing expenses decreased as a percentage of net revenues due to the reduction of sales and marketing costs directed towards Internet Auction and iBazar in 2001, certain synergies created by our acquisition of Half.com in 1999, and benefits resulting from certain Internet advertising contracts in the United States. Sales and marketing expenses are expected to increase in absolute dollars and may increase slightly as a percentage of net revenues throughout the remainder of 2002.

Product Development

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Product development	$15,737	54%	$24,307
As a percentage of net revenues	10%		10%

     Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay service.

     Our product development expenses increased in absolute dollars, but remained constant as a percentage of net revenues from the three months ended March 31, 2001 to the same period of 2002. The increase in product development expenses was primarily a result of an increase in employee compensation costs. Expenses related to contractors and consultants employed within product development as well as maintenance and depreciation costs for equipment used in research and development also increased. The increase in these costs results from the development of additional site features and functionality improvements, our “V3” platform architecture development and seller tools development. Product development expenses are expected to increase in absolute dollars throughout the remainder of 2002, as we develop new site features and functionality and continue to improve and expand operations both domestically and internationally. However, we expect product development expenses throughout the remainder of 2002 to remain generally consistent with current levels as a percentage of net revenues.

General and Administrative

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
General and administrative	$21,328	52%	$32,493
As a percentage of net revenues	14%		13%

     General and administrative expenses consist primarily of employee compensation, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.

     Our general and administrative expenses increased in absolute dollars as a result of growth in employee compensation, provisions for doubtful accounts, fees for professional services and facilities costs to meet the demands of our expanding business, including operations in new countries and the integration of new businesses. During the three months ended March 31, 2002, approximately $1.2 million of costs were recognized in connection with the closure of our operations in Japan. We expect that general and administrative expenses will increase in absolute dollars throughout the remainder of 2002, as we continue to invest in the infrastructure that is necessary to support our business. However, we expect general and administrative expenses as a whole to decrease as a percentage of net revenues in 2002.

Payroll Expense on Employee Stock Options

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Payroll tax expense from employee stock options	$427	293%	$1,679
As a percentage of net revenues	0%		1%

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

Amortization of Acquired Intangible Assets

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Amortization of acquired intangible assets	$3,355	(54)%	$1,530
As a percentage of net revenues	2%		1%

     From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate geographic expansion, increase the features and functions available to our users and maintain our leading role in online trading. These purchase transactions may result in the creation of intangible assets and lead to a corresponding increase in amortization expense in future periods.

     Amortization of acquired intangible assets during the three months ended March 31, 2002 decreased from the same period in 2001, primarily as a result of the elimination of goodwill amortization in the three months ended March 31, 2002 as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, SFAS 141 requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirers intent to do so.

     We adopted SFAS 142 in the first quarter of 2002, and, as a result, no longer amortize goodwill. This accounting change eliminates annual goodwill amortization of approximately $55.3 million, based on anticipated amortization that would have been incurred for fiscal 2002 under the prior accounting standard. At March 31, 2002, unamortized goodwill approximated $221.0 million. We will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. We have completed the first step of the transitional goodwill impairment test required by SFAS 142 and have determined that no potential impairment presently exists. However, no assurances can be given that future goodwill impairment assessments will not result in charges to our operating results.

     Intangible assets are composed of acquired user bases, developed technologies, trademarks and other intangible assets. Intangible assets, excluding goodwill, are amortized over estimated useful lives ranging from two to five years.

     During the three months ended March 31, 2002, we purchased the 35% interest in Billpoint held by Wells Fargo for an aggregate purchase price of $43.5 million. We also purchased a 38% interest, which is a 33% interest on a fully diluted basis, of EachNet for $30.0 million. See “Note 3 — Business Combinations, Goodwill and Intangible Assets to the Condensed Consolidated Financial Statements.”

Non-Operating Items

Interest and Other Income, Net

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Interest and other income, net	$14,978	(51)%	$7,387
As a percentage of net revenues	10%		3%

     Interest and other income, net consists of interest earned on cash, cash equivalents, investments and foreign exchange transaction gains and losses. Our interest and other income, net decreased in the three months ended March 31, 2002 from the same period in 2001 as a result of a lower interest rate environment and a decrease in foreign currency exchange transaction gains. The weighted-average interest rate of our investment portfolio was approximately 5.9% in the three months ended March 31, 2001 and 3.1% in the same period in 2002. Although, we maintained higher cash, cash equivalent and investment balances during 2001 as a result of increased operating and financing cash flows, the decrease in interest rates resulted in an overall decline in interest income. Additionally, in the three months ended March 31, 2002, we experienced a significant decrease in foreign currency exchange transaction gains over the same period in 2001. We expect that interest and other income, net will increase as a result of an expected increase in our cash balances generated by positive operating cash flows throughout the remainder of 2002.

Interest Expense

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Interest expense	$712	(4)%	$685
As a percentage of net revenues	0%		0%

     Interest expense consists of interest charges on mortgage notes and capital leases. Our interest expense in the three months ended March 31, 2002, decreased from the same period in 2001 as a result of a decrease in the average outstanding debt balance and lower interest rates related to the variable interest portion of our mortgage notes payable on property owned by our Butterfields subsidiary. We expect that our future interest expense will fluctuate as a result of the changing interest rate environment.

Impairment of Certain Equity Investments

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Impairment of certain equity investments	$9,921	(88)%	$1,181
As a percentage of net revenues	6%		0%

     During the three months ended March 31, 2002, we recorded impairment charges totaling $1.2 million relating to the impairment in the fair value of certain equity investments. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Provision for income taxes	$15,427	91%	$29,411
As a percentage of net revenues	10%		12%
Effective tax rate	42%		38%

     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to non-deductible expenses related to acquisitions, state taxes, subsidiary losses and other permanent differences that increase the effective tax rate. These amounts are partially offset by decreases resulting from foreign income with lower effective tax rates and tax-exempt interest income.

     We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have provided a valuation allowance on the deferred tax assets relating to these stock option deductions due to the uncertainties associated with our future stock price and the timing of employee stock option exercises. To the extent that additional stock option deductions are not generated in future years, we will have the ability, subject to carryforward limitations, to reduce a portion of future income tax liabilities. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than as a reduction of our income tax provision.

Minority Interests in Consolidated Companies

	Three Months Ended		Three Months Ended
	March 31, 2001	Change	March 31, 2002

	(in thousands, except percentages)
Minority interest in consolidated company	$1,444	(48%)	$758
As a percentage of net revenues	1%		0%

     Minority interests in consolidated companies represents the minority investor’s percentage share of income or losses from consolidated subsidiaries.

     The decrease during the three months ended March 31, 2002 from the same period in 2001 resulted from changes in the level of subsidiary net losses and the impact of acquiring the 35% minority interest in Billpoint previously held by Wells Fargo Bank. We expect that minority interests in consolidated companies, in aggregate, will continue to fluctuate in future periods. If the consolidated subsidiaries continue to be unprofitable, the minority interests adjustment on the statement of income will continue to increase our net income by the minority investor’s share of the subsidiaries’ net losses. If our less than wholly owned consolidated subsidiaries become profitable, the minority interests adjustment will decrease our net income by the minority investor’s share of the subsidiaries’ net income.

Liquidity and Capital Resources

Cash Flows

     Since inception, we have financed operations primarily from net cash generated from operating activities. In addition, we obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options and proceeds from our initial and follow-on public offerings. During the three months ended March 31, 2002, we were primarily financed by our income from operations and from the proceeds of stock option exercises.

     Net cash provided by operating activities was $37.4 million in the three months ended March 31, 2001 and $92.3 million in the same period of 2002. Net cash provided by operating activities resulted primarily from our net income adjusted for non-cash charges for depreciation and amortization, tax benefits on the exercise of stock options, other non-cash charges and partially offset by changes in assets and liabilities.

     Net cash provided by investing activities was $81.1 million in the three months ended March 31, 2001 and net cash used in investing activities was $62.8 million in the same period of 2002. The primary use for invested cash in the periods presented was for purchases of property and equipment, purchases of investments, net of maturities and acquisitions.

     Net cash used in financing activities was $4.4 million in the three months ended March 31, 2001, and net cash provided by financing activities was $23.7 million in the same period of 2002. The primary use of cash in the periods presented was for principal payments on long-term debt and the primary proceeds of cash were from issuances of common stock.

Commitments and Contingencies

     We had no material commitments for capital expenditures at March 31, 2002, but expect such expenditures to approximate $84 million during the remainder of 2002, without taking into account any acquisitions. Of the $84 million, approximately $20 million has been allocated for capital expenditures relating to hardware and software for the development of our new platform architecture. The remaining balance will be used primarily for computer equipment, furniture and fixtures, leasehold improvements and other corporate assets.

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

Risk Factors That May Affect Results of Operations and Financial Condition

     The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.

Our operating results may fluctuate.

     Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users who list items for sale and who purchase items through our service and to maintain customer satisfaction;

•	our ability to keep our websites operational and to manage the number of items listed on our service at a reasonable cost;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	foreign, federal, state or local government regulation, including investigations prompted by items improperly listed or sold by our users;

•	the success of our geographical and product expansion;

•	the introduction of new sites, services and products by us or our competitors;

•	volume, size, timing and completion rate of trades on our websites;

•	consumer willingness to consummate transactions with other users who are not known to them;

•	consumer confidence in the safety and security of transactions on our websites;

•	our ability to upgrade and develop our systems, infrastructure and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to successfully integrate and manage our acquisitions, including our purchase of a majority interest in Internet Auction and our acquisition of iBazar in the first half of 2001 and our recent acquisition of NeoCom in April 2002;

•	the cost and demand for advertising on our own websites;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties (such as photo hosting or payments);

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in both our online businesses and our acquisitions;

•	our ability to expand our product offerings involving fixed-price trading successfully;

•	the costs and results of litigation that involves us;

•	the results of regulatory decisions that affect us;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	consumer trends and popularity of some categories of items;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our commercial partners and technology suppliers;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our websites; and

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries.

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

     We are investing heavily in marketing and promotion, customer support, further development of our websites, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are enabling online sales as well as newer companies, some of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (e.g., fixed-price, reverse auction, group buying) may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

Acquisitions could result in dilution, operating difficulties and other harmful consequences.

     We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, HomesDirect.com and NeoCom and may in the future acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

There are many risks associated with our international operations.

     In 1999, we acquired alando.de.ag, a leading online German trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we expanded into Japan and formally launched our localized Canadian operations. In October 2000, we launched our French site. In January 2001, we launched our Italian site. In February 2001, we completed our acquisition of a majority interest in Internet Auction, and in May 2001, we completed our acquisition of iBazar, a French company with online trading operations in eight countries, primarily in Europe. In April 2002, we completed our acquisition of NeoCom in Taiwan. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in February 2002, we announced that we were withdrawing from the Japanese market. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

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

     The Korean credit card companies providing payment services to our majority-owned Korean subsidiary, Internet Auction, have experienced higher than anticipated delinquency rates on transactions carried out on the Internet Auction platform. Some of these delinquencies are related to fictitious transactions on Internet Auction and other Korean Internet sites to enable users to receive cash advances on their credit cards that would not otherwise be permitted by the credit card companies. As of March 31, 2002, these credit card companies are withholding approximately 2.9 billion Won (about $2.2 million) as “collateral” against certain delinquent accounts, and had threatened to terminate their agreements with Internet Auction if matters were not resolved to their satisfaction. Beginning in the spring of 2001, Internet Auction has been implementing certain user verification and improved site-monitoring processes that it believes have substantially reduced this type of credit card misuse on its system. The credit card companies are requesting that Internet Auction enter into new agreements that could shift the risk of credit card misuse, nonpayment or chargeback by the purchaser to Internet Auction and would formalize the ability of the credit card companies to withhold “collateral” against future delinquencies, and Internet Auction is currently in negotiations with the credit card companies to resolve this situation. If these negotiations are not successful, termination of its agreements with the credit card companies would adversely affect Internet Auction’s business and could adversely impact eBay’s business. Further, any settlement related to past transactions could adversely affect Internet Auction’s results of operations. Certain legislation recently enacted by the Korean National Assembly could make Internet Auction liable for credit card misuses by its users. If Internet Auction becomes liable for credit card misuse or payment delinquency by its users, Internet Auction may have to change its procedures and processes relating to payments, accept higher losses, or both, which could adversely affect its business and could thereby adversely affect our business.

Our revenues from third-party advertising and end-to-end services is subject to factors beyond our control and is expected to decrease.

     We are receiving revenues from end-to-end service providers and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. Recently, the pricing of online advertisements has deteriorated. Our direct advertising revenues are dependent in significant part on the performance of AOL’s sales force, over which we do not have control. These revenues have become increasingly important to us. Reduction in these revenues, whether due to the softening of the demand for online advertising in general or particular problems facing parties with whom we have commercial relationships, would adversely affect our results. At this time, we expect such revenues to decrease on an absolute basis in 2002 relative to 2001.

Problems with third parties who provide services to our users could harm us.

     A number of third parties provide services to our users which indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, photo hosting, payment processing and other services. In many cases we have contractual agreements with these companies which may give us a direct financial interest in their success, in other cases we have none. In either circumstance, financial, regulatory or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business.

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

     We must continue to hire, train and manage new employees at a rapid rate. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities. The additional headcount and capital investments we are adding increases our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term.

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

     On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law, and a section of the California Civil Code which prohibits “dealers” from selling sports memorabilia without a “Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs have appealed this ruling. A hearing on the appeal was held on April 10, 2002. We believe we have meritorious defenses and intend to defend ourselves vigorously.

     On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

     On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. Vigorous discovery is ongoing in the case. Trial is currently scheduled for July 28, 2002. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business.

     Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. We have been notified of several potential disputes. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

Our business may be harmed by the listing or sale by our users of pirated or counterfeit items.

     We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames or other intellectual property rights. Although we have sought to work actively with the content community to eliminate infringing listings on our websites, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of third-

party intellectual property rights have in the past and may in the future result in litigation against us. Such litigation is costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

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

     We are subject to laws relating to the use and transfer of personally identifiable information about our users and their transfers, especially outside of the U.S. Violation of these laws, which in many cases apply not only to third-party transfers but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries and our commercial partners could subject us to significant penalties and negative publicity and could adversely affect us.

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

     Both Butterfields and Kruse are subject to regulation in some jurisdictions governing the manner in which live auctions are conducted. Both are required to obtain licenses in these jurisdictions with respect to their business or to permit the sale of specific categories of items (e.g., wine, automobiles, real estate). These licenses generally must be renewed regularly and are subject to revocation for violation of law, violation of the regulations governing auctions in general or the sale of the particular item and other events. If either company was unable to renew a license or had a license revoked, its business would be harmed. In addition, changes to the regulations or the licensure requirements could increase the complexity and the cost of doing auctions, thereby harming us.

     As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to sell certain types of goods (e.g., real estate, boats, automobiles). We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois Auction law to our services. We are working with OBRE to determine the scope of its regulatory efforts. Regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

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

     We do not collect sales or other similar taxes on goods or services sold by users through our service. One or more states or any foreign country may seek to impose VAT or sales or use tax collection or record-keeping obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years, which has been extended through November 1, 2003. This moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

Companies that handle payments, including our subsidiaries Billpoint, Half.com and Internet Auction, may be subject to additional regulation.

     The Half.com business model involves the handling of payments on behalf of buyers for the items listed by Half.com’s sellers. Internet Auction also has a business model involving the handling of payments on behalf of buyers. Billpoint handles its customer funds as a provider of Internet payment solutions. Businesses that handle consumers’ funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. We recently have received inquiries from Arizona, Oregon, California, Louisiana and Illinois asking us to explain why we are not subject to various money transmitter laws and other laws in those states. We are currently discussing the applicability of these laws with the relevant state authorities. We will register Billpoint if it is determined that such registration is necessary. On October 26, 2001, President Bush signed into law the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. This Act increases the penalties for failure to register under state payment related laws and imposes new requirements on the entities regulated as financial institutions. The applicability and interpretation of the Act’s provisions to Billpoint is not clear, but should the Act apply to Billpoint, the penalties for noncompliance are severe and, if triggered, would have a material adverse effect on our business. In addition to the need to comply with these regulations, Billpoint’s business is also subject to risks of fraud, the need to grow systems and processes rapidly if its products are well received, a high level of competition, including larger and better financed competitors and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which is Billpoint’s backend provider of payment services. Similarly, Half.com may be subject to certain regulations regarding payments and the cost and complexity of its business may increase if these regulations are deemed to apply to its business.

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

     Our system has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides 24-hours-a-day, seven-days-a-week availability, subject to a maintenance period during one night each week. Substantially all of our system hardware is hosted at the Exodus facilities in Santa Clara, California, the Qwest Communications facilities in Sunnyvale, California, and/or the Sprint Communications facilities located near Sacramento, California, each of which provide redundant communications lines and emergency power backup. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. In early 2002, Cable and Wireless plc acquired substantially all of Exodus’s data center assets under Exodus’s Chapter 11 bankruptcy proceedings. We expect that these data center assets, now owned by Cable and Wireless plc, will continue to be branded using the Exodus name. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at any of the Exodus, Qwest or Sprint facilities could result in lengthy interruptions in our services. In addition, the failure by Exodus, Qwest or Sprint to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

     The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in regulation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including these described in this “Risk Factors” section and others that may be beyond our control.

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

We are dependent on key personnel.

     Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer has fully vested the vast majority of her equity incentives. Our new businesses are all dependent on attracting and retaining key personnel. The land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. We have had some turnover of these personnel, and continued losses of these individuals could result in the loss of significant future business and would harm us. In addition, employee turnover and other labor problems frequently increase during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships and the direction of the business. These labor issues may be more severe if employees receive no significant financial return from the acquisition transaction, as has been the case with several of our recent acquisitions. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals, especially in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

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

Our market is intensely competitive.

     Depending on the category of product, we currently or potentially compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future as the barriers to entry into these channels are relatively low, as current offline and new competitors can easily launch online sites at a nominal cost using commercially available software. Our broad-based competitors include the vast majority of traditional department, warehouse, discount and general merchandise stores, emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC and Home Shopping Network/HSN.com.

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

     Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

     Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

     Musical Instruments: Guitar Center, Sam Ash, Mars Music, Gbase.com, Harmony-Central.com, musical instrument retailers

     Sports Memorabilia: Beckett’s, Collectors Universe, Mastro, Leylands, ThePit.com, Superior

     Toys, Bean Bag Plush: Amazon.com, KB Toys, ZanyBrainy.com

     Premium Collectibles: Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby’s, other premium collectibles dealers and sellers

     Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, California Classics, CarClub, Cars.com, CarsDirect.com, Collectorcartraderonline.com, Dealix, Dupont Registry, eClassics.com, Edmunds, Hemmings, imotors.com, TraderOnline, Trader Publishing, vehix.com, newspaper classifieds, used car dealers

     Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/Tower Records.com

     Clothing and Accessories: Abercrombie.com, AE.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, FashionMall.com, The Gap, Gap Online, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Payless.com, Ross, Urbanq.com, VictoriasSecret.com

     Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Fry’s Electronics, Gateway, The Good Guys, MicroWarehouse, Radio Shack, Shopping.com, 800.com, Computer Discount Warehouse, PC Connection, computer, consumer electronics and photography retailers

     Home & Garden: IKEA, Crate & Barrel, Home Depot, Pottery Barn, Ethan Allen, Frontgate, Burpee.com

     Jewelry: Ashford.com, Mondera.com, Bluenile.com, Diamond.com, Macy’s

     Pottery & Glass: Just Glass, Pottery Auction, Pottery Barn, Go Collect, Pier 1 Imports, Restoration Hardware

      Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, Global Sports, golfclubexchange, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority, Sportsline.com

     Tickets: Ticketmaster, Tickets.com, ticket brokers

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

     In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service. Some Internet-based applications that direct Internet traffic to certain websites may channel users to electronic- commerce services that compete with us.

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

     The offline auction business is intensely competitive. Butterfields competes with two larger and better-known auction companies, Sotheby’s Holdings, Inc. and Christie’s International plc, as well as numerous regional auction companies. Further, to the extent that these companies increase their focus on the middle market properties that form the core of Butterfields’ business or in the western U.S., Butterfields' business may suffer. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet-based auctions may harm the land-based auction business.

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

     We regard the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our domain names, trademarks and service marks in the U.S. and internationally. Effective trademark, copyright, patent, trade dress, trade secret and domain name protection is very expensive to maintain and may require litigation. Protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corporation, IBM, Microsoft, Sun Microsystems, Inc. and Veritas Software. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost.

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

     Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2002, our fixed income investments had an unrealized loss of $1.4 million with a pretax yield of approximately 3.1% and a weighted average maturity of 7 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $5.5 million. Assuming an average investment balance of $1 billion, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $10 million annually.

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

Equity Price Risk

     We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties, and we are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of March 31, 2002, the reported amount of our equity investments included a net unrealized gain of $111,000, net of tax. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $1.2 million during the three months ended March 31, 2002, relating to the other-than-temporary impairment in the fair value of certain equity investments.

Foreign Currency Risk

     International net revenues result from transactions in our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The financial statements of these foreign subsidiaries are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in preparing our consolidated financial statements. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on eBay for the three months ended March 31, 2002, was a translation loss of approximately $5.1 million. This loss is recognized as an adjustment to stockholders’ equity through other comprehensive income.

     As of March 31, 2002, we did not have any outstanding forward foreign exchange contracts.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

     On April 25, 2000, we were served with a lawsuit, Gentry et.al. v. eBay, Inc. et.al, filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law, and a section of the California Civil Code which prohibits “dealers” from selling sports memorabilia without a “Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs have appealed this ruling. A hearing on the appeal was held on April 10, 2002. We believe we have meritorious defenses and intend to defend ourselves vigorously.

     On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

     On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. Vigorous discovery is ongoing in the case. Trial is currently scheduled for July 28, 2002. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business.

     Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. We have been notified of several potential disputes. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

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

None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.

Date: May 8, 2002

Principal Executive Officer:	Principal Financial Officer:

By: /s/ MARGARET C. WHITMAN Margaret C. Whitman President and Chief Executive Officer	By: /s/ RAJIV DUTTA Rajiv Dutta Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

By: /s/ MARK J. RUBASH Mark J. Rubash Vice President, Finance and Chief Accounting Officer