Form 10-Q
period 2002-06-30
EBAY INC
filed 2002-08-06
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

      As of July 31, 2002, there were 281,830,481 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date.

PART I:     FINANCIAL INFORMATION

ITEM 1:     Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2001	2002

	(In thousands, except par values)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523,969	$616,867
Short-term investments	199,450	121,651
Accounts receivable, net	101,703	128,769
Other current assets	58,683	70,299

Total current assets	883,805	937,586
Long-term investments	286,998	412,969
Restricted cash and investments	129,614	129,963
Property and equipment, net	142,349	187,055
Goodwill	187,829	252,891
Intangible assets, net	10,810	11,089
Deferred tax assets	21,540	23,520
Other assets	15,584	14,950

	$1,678,529	$1,970,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,235	$36,531
Accrued expenses and other current liabilities	94,593	116,025
Deferred revenue and customer advances	15,583	22,373
Short-term debt	16,111	14,974
Income taxes payable	20,617	23,318

Total current liabilities	180,139	213,221
Long-term debt	12,008	9,808
Other liabilities	19,493	20,421
Minority interests	37,751	30,470

Total liabilities	249,391	273,920

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized; 277,259 and 281,637 shares issued and outstanding	277	282
Additional paid-in capital	1,275,240	1,406,083
Unearned stock-based compensation	(2,367)	(692)
Retained earnings	164,633	266,475
Accumulated other comprehensive income (loss)	(8,645)	23,955

Total stockholders’ equity	1,429,138	1,696,103

	$1,678,529	$1,970,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June, 30,

	2001	2002	2001	2002

	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$180,905	$266,287	$334,995	$511,393
Cost of net revenues	32,872	44,561	59,874	85,838

Gross profit	148,033	221,726	275,121	425,555

Operating expenses:
Sales and marketing	60,117	79,804	115,653	152,908
Product development	17,651	24,346	33,388	48,653
General and administrative	25,604	36,596	46,932	69,089
Payroll expense on employee stock options	385	431	812	2,110
Amortization of acquired intangible assets	8,822	1,108	12,177	2,638

Total operating expenses	112,579	142,285	208,962	275,398

Income from operations	35,454	79,441	66,159	150,157
Interest and other income, net	10,147	9,001	25,125	16,388
Interest expense	(959)	(698)	(1,671)	(1,383)
Impairment of certain equity investments	—	—	(9,921)	(1,181)

Income before income taxes and minority interests	44,642	87,744	79,692	163,981
Provision for income taxes	(21,276)	(33,286)	(36,703)	(62,697)
Minority interests	1,242	(150)	2,686	608

Net income	$24,608	$54,308	$45,675	$101,892

Net income per share:
Basic	$0.09	$0.19	$0.17	$0.36

Diluted	$0.09	$0.19	$0.16	$0.36

Weighted average shares:
Basic	267,075	280,707	264,962	279,525

Diluted	283,582	285,416	281,145	285,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)
Net income	$24,608	$54,308	$45,675	$101,892

Other comprehensive income (loss):
Foreign currency translation	161	38,330	(5,090)	33,229
Unrealized gains (losses) on investments, net	(669)	3,284	2,026	(269)
Investment gains (losses) included in net income	(16)	—	2,385	—
Unrealized gains (losses) on cash flow hedges	1,037	(1,929)	(1,271)	(630)
Estimated tax benefit (provision)	(62)	(617)	(1,256)	270

Net change in other comprehensive income (loss)	451	39,068	(3,206)	32,600

Comprehensive income before cumulative effect of change in accounting principle	25,059	93,376	42,469	134,492
Cumulative effect of change in accounting principle, net of tax	—	—	(2,627)	—

Comprehensive income	$25,059	$93,376	$39,842	$134,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$45,675	$101,892
Adjustments:
Provision for doubtful accounts and authorized credits	12,574	12,221
Depreciation and amortization	37,032	31,388
Amortization of unearned stock-based compensation	1,508	137
Tax benefit from exercise of employee stock options	34,638	62,422
Impairment of certain equity investments	9,921	1,181
Minority interests and other	(4,667)	(3,912)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(39,742)	(34,223)
Other current assets	307	(12,611)
Deferred tax assets	2,041	(853)
Other assets	(4,097)	(2,023)
Accounts payable	2,866	2,509
Accrued expenses and other liabilities	4,790	18,096
Deferred revenue and customer advances	4,256	6,299
Income taxes payable	(147)	2,590

Net cash provided by operating activities	106,955	185,113

Cash flows from investing activities:
Purchases of property and equipment	(29,061)	(74,218)
Purchases of investments	(168,480)	(308,395)
Maturities and sales of investments	437,516	266,958
Purchases of intangible and other assets	(2,065)	—
Proceeds from sale of property and equipment	4,560	2,883
Acquisitions, net of cash acquired	(111,012)	(54,610)

Net cash provided by (used in) investing activities	131,458	(167,382)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	22,866	68,444
Principal payments on long-term debt	(21,780)	(3,407)

Net cash provided by financing activities	1,086	65,037

Effect of exchange rate changes on cash and cash equivalents	(1,607)	10,130

Net increase in cash and cash equivalents	237,892	92,898
Cash and cash equivalents at beginning of period	201,873	523,969

Cash and cash equivalents at end of period	$439,765	$616,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of June 30, 2002, we operated websites directed towards and localized for the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online marketplace permits sellers to list items for sale, buyers to immediately purchase or bid on items of interest, and all eBay users to browse through listed items in a fully automated, topically arranged, intuitive and easy-to-use service that is available online 24 hours-a-day, seven days-a-week.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

      The accompanying condensed consolidated financial statements as of December 31, 2001 and June 30, 2002, and for the three and six months ended June 30, 2001 and 2002, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of June 30, 2002, and our results of operations and cash flows for the three and six months ended June 30, 2001 and 2002, respectively. These condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2002. Our balance sheet as of December 31, 2001, was derived from audited financial statements; however, this quarterly report does not include all disclosures required by generally accepted accounting principles for annual reporting periods. Our results for the three and six months ended June 30, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002. The accompanying condensed consolidated financial statements include the accounts of eBay and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

New Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, the standards require that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We adopted SFAS No. 142 in the first quarter of 2002, and no longer amortize goodwill. This accounting change eliminates annual goodwill amortization of approximately $55.3 million, based on anticipated amortization that would have been incurred for fiscal 2002 under the prior accounting standard. At June 30, 2002, unamortized goodwill totaled approximately $252.9 million. We will evaluate goodwill on at least an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. We have completed the first step of the transitional goodwill impairment test required by SFAS No. 142 and have determined that no potential impairment presently exists. However, no assurances can be given that future goodwill impairment assessments will not result in charges to our operating results.

Note 2 — Net Income per Share

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

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Numerator:
Net income available to common stockholders	$24,608	$54,308	$45,675	$101,892

Denominator:
Weighted average shares	271,044	280,745	269,999	279,755
Weighted average common shares subject to repurchase	(3,969)	(38)	(5,037)	(230)

Denominator for basic calculation	267,075	280,707	264,962	279,525
Weighted average effect of dilutive securities:
Warrants	94	—	94	—
Weighted average common shares subject to repurchase	3,969	38	5,037	230
Incremental shares from employee stock options	12,444	4,671	11,052	5,387

Denominator for diluted calculation	283,582	285,416	281,145	285,142

Net income per share:
Basic	$0.09	$0.19	$0.17	$0.36

Diluted	$0.09	$0.19	$0.16	$0.36

      The weighted-average potential common shares that were antidilutive for the three and six months ended June 30, 2002, totaled 19.7 million and 18.1 million shares, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Business Combinations, Goodwill and Intangible Assets

Billpoint Acquisition

      In January 2002, we purchased the 35% minority interest in our Billpoint subsidiary held by Wells Fargo Bank for approximately $43.5 million in cash, subject to an upward adjustment upon the occurrence of certain specified future events. This acquisition increased our ownership of Billpoint to a 100% interest and was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. Identifiable intangible assets totaled $1.8 million and are amortized using an estimated useful life of three years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $35.8 million has been recognized as goodwill.

EachNet, Inc. Equity Investment

      On March 17, 2002, we purchased a 38% interest in the outstanding common stock of EachNet, Inc., which is a 33% interest on a fully diluted basis, in exchange for $30.0 million in cash. EachNet provides an online marketplace for trading goods and services in the People’s Republic of China. The aggregate purchase price was allocated to net tangible and identifiable intangible assets acquired on the basis of their estimated fair values on the acquisition date. Identifiable intangible assets totaled $2.3 million and are being amortized using estimated useful lives with a weighted average of approximately four years. The excess of the purchase price over the fair value of our ownership interest in the identifiable net assets acquired totaled $25.4 million and was recognized as goodwill.

      We account for our investment in EachNet using the equity method of accounting. The total investment, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our balance sheet as a long-term investment. In periods subsequent to the acquisition, our consolidated financial results include 38% of the net income or loss of EachNet together with amortization expense relating to acquired identifiable intangible assets.

NeoCom Technology Co., Ltd. Acquisition

      In April 2002, we purchased a 100% interest in NeoCom Technology Co., Ltd. for $11.1 million cash and direct acquisition costs of $198,000. We accounted for this acquisition using the purchase method of accounting. NeoCom provides an online Chinese language marketplace for the trading of goods and services in Taiwan.

      The aggregate purchase price of NeoCom was allocated to tangible and intangible identifiable assets acquired and liabilities assumed based on estimates of fair value. Tangible net assets were valued at their respective carrying amounts, as we believe that these amounts approximate their current fair values. The valuation of identifiable intangible assets acquired, composed of the user base and developed technology, was based on management estimates. Identifiable intangible assets are amortized on a straight-line basis over the weighted average useful life of two years. The excess of the aggregate purchase price over the fair value of identifiable net assets acquired of approximately $9.8 million was recognized as goodwill.

      The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets	$1,446
Identifiable intangible assets	165
Deferred tax liability	(66)
Goodwill	9,760

Aggregate purchase price	$11,305

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill		June 30,
	2001	Acquired	Adjustments	2002

Segments:
Online	$185,208	$45,608	$19,454	$250,270
Offline	2,621	—	—	2,621

	$187,829	$45,608	$19,454	$252,891

      During the six months ended June 30, 2002, the carrying amount of goodwill was increased by approximately $19.5 million to reflect foreign currency translation adjustments for prior period business acquisitions.

      The following table summarizes the pro forma impact of excluding goodwill amortization from our operating results (in thousands, except per share amounts):

	Year Ended December 31,
				Three Months Ended	Six Months Ended
	1999	2000	2001	June 30, 2001	June 30, 2001

Net income as reported:	$9,567	$48,294	$90,448	$24,608	$45,675
Goodwill amortization	115	620	32,586	7,800	10,418

Net income, pro forma	$9,682	$48,914	$123,034	$32,408	$56,093

Basic net income per share:
As reported	$0.04	$0.19	$0.34	$0.09	$0.17
Pro forma	$0.04	$0.19	$0.46	$0.12	$0.21
Diluted net income per share:
As reported	$0.04	$0.17	$0.32	$0.09	$0.16
Pro forma	$0.04	$0.17	$0.44	$0.11	$0.20

      The components of identifiable intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2001			June 30, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Developed technologies	$9,076	$(3,643)	$5,433	$11,256	$(5,334)	$5,922
Customer bases	6,525	(2,306)	4,219	7,085	(2,829)	4,256
Trademarks	1,390	(350)	1,040	1,508	(695)	813
Other	973	(855)	118	973	(875)	98

	$17,964	$(7,154)	$10,810	$20,822	$(9,733)	$11,089

      All of our acquired identifiable intangible assets are subject to amortization. Developed technologies are amortized over a weighted average period of approximately three years. Customer bases are amortized over a weighted average period of approximately five years. Trademarks are amortized over a weighted average period of approximately three years. Other acquired intangible assets are primarily comprised of contractual agreements and are amortized over a weighted average period of approximately four years. No significant residual values exist for identifiable intangible assets. Aggregate amortization expense for identifiable

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets totaled $1.0 million and $1.8 million for the three and six months ended June 30, 2001, respectively, and $1.1 million and $2.6 million for the same periods in 2002.

      Expected future identifiable intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2002 (remaining six months)	$2,568
2003	3,616
2004	3,120
2005	1,303
2006	482
Thereafter	—

$11,089

Pro Forma Results of Operations

      On February 15, 2001, we acquired a majority interest in Internet Auction Co., Ltd., a South Korean company, in a $121.9 million cash transaction accounted for as a purchase business combination. The results of operations of Internet Auction have been included in our consolidated financial statements since February 15, 2001.

      On May 18, 2001, we acquired iBazar S.A. in a $125.6 million cash transaction accounted for as a purchase business combination. The results of operations of iBazar have been included in our consolidated financial statements since May 18, 2001.

      The following unaudited pro forma financial information presents the combined results of eBay, Internet Auction and iBazar as if the acquisitions had occurred on January 1, 2001, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net revenues	$182,164	$339,749

Net income	$21,607	$39,053

Net income per share:
Basic	$0.08	$0.15

Diluted	$0.08	$0.14

      NeoCom’s results of operations prior to the closing date of the acquisition in April 2002 were immaterial and have not been presented in this pro forma information.

      The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay, Internet Auction and iBazar constituted a consolidated entity during such periods.

Note 4 — Segment Information

      We have identified two reporting segments: online services and offline services. The online services segment consists of our online trading platforms in the United States and internationally as well as the various features offered through such platforms, including electronic payments, photo hosting, Buy-It-Now, third-party advertising and end-to-end services. The offline services segment consists of the operations of Butterfields Auctioneers Corporation and Kruse, Inc. See “Note 9 — Subsequent Events.”

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended June 30,

	2001			2002

	Online	Offline	Consolidated	Online	Offline	Consolidated

Net revenues from external customers	$170,000	$10,905	$180,905	$257,098	$9,189	$266,287

Operating income, as adjusted	$43,476	$1,634	$45,110	$80,189	$71	$80,260
Interest and other income, net	10,127	20	10,147	7,568	1,433	9,001
Interest expense	(249)	(710)	(959)	(11)	(687)	(698)
Amortization of certain non-cash items	(9,578)	(78)	(9,656)	(750)	(69)	(819)

Income before income taxes and minority interests	$43,776	$866	$44,642	$86,996	$748	$87,744

	Six Months Ended June 30,

	2001			2002

	Online	Offline	Consolidated	Online	Offline	Consolidated

Net revenues from external customers	$317,361	$17,634	$334,995	$494,664	$16,729	$511,393

Operating income (loss), as adjusted	$79,924	$167	$80,091	$156,354	$(1,226)	$155,128
Interest and other income, net	24,777	348	25,125	14,874	1,514	16,388
Impairment of certain equity investments	(9,921)	—	(9,921)	(1,181)	—	(1,181)
Interest expense	(551)	(1,120)	(1,671)	(14)	(1,369)	(1,383)
Amortization of certain non-cash items	(13,774)	(158)	(13,932)	(4,860)	(111)	(4,971)

Income (loss) before income taxes and minority interests	$80,455	$(763)	$79,692	$165,173	$(1,192)	$163,981

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net revenues:
United States	$154,969	$201,978	$291,155	$394,533
International	25,936	64,309	43,840	116,860

Total	$180,905	$266,287	$334,995	$511,393

	December 31, 2001			June 30, 2002

	Online	Offline	Consolidated	Online	Offline	Consolidated

Total assets	$1,588,913	$89,616	$1,678,529	$1,886,978	$83,045	$1,970,023

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	June 30,
	2001	2002

Total assets:
United States	$1,355,968	$1,535,039
International	322,561	434,984

Total	$1,678,529	$1,970,023

Note 5 — Investments

      At December 31, 2001 and June 30, 2002, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2001

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$149,446	$724	$(2)	$150,168
Government securities	10,700	—	(2)	10,698
Time deposits and other	38,584	—	—	38,584

Total	$198,730	$724	$(4)	$199,450

Long-term investments:
Restricted cash and investments	$129,181	$433	$—	$129,614
Municipal bonds and notes	8,148	25	(2)	8,171
Government securities	251,132	1,258	(268)	252,122
Equity instruments and other	26,557	148	—	26,705

Total	$415,018	$1,864	$(270)	$416,612

	June 30, 2002

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$66,062	$32	$(1)	$66,093
Government securities	25,700	42	—	25,742
Time deposits and other	29,747	69	—	29,816

Total	$121,509	$143	$(1)	$121,651

Long-term investments:
Restricted cash and investments	$129,676	$287	$—	$129,963
Municipal bonds and notes	13,078	100	—	13,178
Government securities	340,670	1,623	—	342,293
Equity instruments and other	57,605	183	(290)	57,498

Total	$541,029	$2,193	$(290)	$542,932

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of short and long-term investments classified by date of contractual maturity at June 30, 2002, are as follows (in thousands):

June 30, 2002

Due within one year or less	$121,651
Due after one year through two years	282,600
Due after two years through three years	72,871
Due after three years through four years	—
Restricted cash and investments expiring in less than five years	129,963
Equity investments	57,498

$664,583

      During the three and six month periods ended June 30, 2002, we recognized charges of zero and $1.2 million, respectively, to reflect the decline in fair value of certain of our equity investments. During the three and six month period ended June 30, 2001, we recognized charges of zero and $9.9 million, respectively. These impairment losses were identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary.

Note 6 — Property and Equipment

	December 31, 2001	June 30, 2002

	(In thousands)
Property and equipment, net:
Computer equipment and software	$163,137	$197,750
Land and buildings	60,725	68,781
Corporate aircraft	—	29,809
Furniture and fixtures	15,891	16,728
Leasehold improvements	12,348	14,994
Vehicles and other	11,930	6,233

	264,031	334,295
Accumulated depreciation and amortization	(121,682)	(147,240)

	$142,349	$187,055

      In June 2002, we purchased a corporate aircraft for $29.8 million in cash. The aircraft is being amortized over a 10-year period using the straight-line method and assuming a residual value of 75% of the total purchase price.

      During the three and six month periods ended June 30, 2002, we capitalized $4.9 million and $7.7 million, respectively, of costs associated with the development of our next generation site architecture and certain other software applications. At December 31, 2001 and June 30, 2002, unamortized software development costs totaled $10.8 and $16.1 respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Commitments and Contingencies

Commitments

      In June 2002, we entered into an agreement to purchase computer equipment, software and related services to expand our data warehousing capabilities. Under the agreement, we are obligated to pay a minimum of $16.0 million to the vendor during a 30-month period ending in December 2004. Minimum purchases under the commitment total $7.2 million during the remainder of 2002, $4.5 million in 2003 and $4.3 million in 2004.

Legal matters

      On April 25, 2000, we were served with a lawsuit, Gentry et al. v. eBay, Inc. et al., filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law, and a section of the California Civil Code which prohibits “dealers” from selling sports memorabilia without a “Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs appealed this ruling. A hearing on the plaintiff’s appeal of this ruling was held on April 10, 2002 and the appeals court upheld the trial’s courts decision in our favor on June 26, 2002.

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany and is scheduled to be heard in September 2002. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. On July 10, 2002, the court ruled that there are triable issues of fact with respect to two of our summary judgment motions and denied them, while postponing consideration of our remaining two motions. Trial is now scheduled for November 12, 2002. We believe that we have meritorious defenses and intend to defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what, if any, potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      In connection with our proposed acquisition of PayPal Inc., three purported class action complaints have been filed in the Court of Chancery in the State of Delaware in and for New Castle County by alleged

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders of PayPal. Two additional purported class action complaints have been filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controls PayPal, the defendants have breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio is unfair and inadequate. The plaintiffs in each lawsuit seek, among other things, an injunction against the consummation of the merger and an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

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

      The South Korean credit card companies providing payment services to our majority-owned South Korean subsidiary, Internet Auction, have experienced higher than anticipated delinquency rates on transactions carried out on the Internet Auction platform. Some of these delinquencies are related to fictitious transactions on Internet Auction and other South Korean Internet sites to enable users to receive cash advances on their credit cards that would not otherwise be permitted by the credit card companies. As of June 30, 2002, these credit card companies were withholding approximately 1.2 billion Won (about $1.0 million) as “collateral” against certain delinquent accounts, and had threatened to terminate their agreements with Internet Auction if matters were not resolved to their satisfaction. Internet Auction is currently in negotiations with the major credit card companies in South Korea to resolve this situation. Since the spring of 2001, Internet Auction has been implementing certain user verification and improved site-monitoring processes that it believes have substantially reduced this type of credit card misuse on its system. Due to the demands made by two credit card companies, Internet Auction entered into new agreements with these companies that could shift the risk of credit card misuse, nonpayment or chargeback by the purchaser to Internet Auction and formalize the ability of the credit card companies to withhold “collateral” against future delinquencies. The termination of its agreements with the credit card companies would adversely affect Internet Auction’s business and could adversely impact eBay’s business. Further, any settlement related to past transactions could adversely affect Internet Auction’s results of operations. Certain legislation recently enacted by the Korean National Assembly could make Internet Auction liable for credit card misuses by its users. If Internet Auction becomes liable for credit card misuse or payment delinquency by its users, Internet Auction may have to change its procedures and processes relating to payments, accept higher losses, or both, which could adversely affect its business and could thereby adversely affect our business.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. We believe that the ultimate resolution of these other disputes will not have a material adverse impact on our financial position, results of operations or cash flows.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Employee Stock Benefit Plans

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the three and six months ended June 30, 2002, employees purchased 80,020 shares at an average price of $45.05 per share. During the same periods in 2001, employees purchased 57,016 shares at an average price of $42.82 per share. At June 30, 2002, approximately 1.7 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan will be increased automatically by the number of shares purchased under this plan in the preceding calendar year.

Stock Option Plans

      We have stock option plans for directors, officers and employees, under which we have made nonqualified and incentive stock option grants. These stock options generally vest at a rate of 25% one year from the date of grant and the remainder at a rate of 2.08% per month and expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us with respect to any exercised options which lapse over the vesting period. At June 30, 2002, stock options for 25.2 million shares were available for future grant.

      The following table summarizes activity under our stock option plans for the three and six months ended June 30, 2001 and 2002 (shares in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2001		2002		2001		2002

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	36,179	$40.36	38,482	$50.53	26,249	$38.99	35,102	$46.24
Granted	3,152	56.12	1,421	55.02	15,510	43.18	7,955	57.95
Exercised	(1,444)	12.97	(1,667)	22.51	(2,542)	8.09	(4,204)	15.42
Cancelled	(1,168)	54.39	(805)	57.06	(2,498)	47.11	(1,422)	56.14

Outstanding at end of period	36,719	42.35	37,431	51.81	36,719	42.35	37,431	51.81

Options exercisable at end of period	8,410	$38.89	12,103	$49.09	8,410	$38.89	12,103	$49.09

Weighted average grant date fair value of options granted during period		$34.14		$30.41		$25.52		$32.46

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes information about stock options outstanding at June 30, 2002, (shares in thousands):

				Options Exercisable
	Options Outstanding at			at
	June 30, 2002			June 30, 2002

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ 0.01 - $ 39.81	4,740	6.9 years	$13.48	3,058	$6.02
$40.00 - $ 40.06	7,678	8.6	40.06	1,448	40.06
$41.63 - $ 58.05	10,973	9.1	54.01	1,522	48.88
$58.06 - $ 66.59	6,648	8.8	61.72	1,771	61.78
$66.62 - $ 87.15	6,264	7.7	72.80	3,557	73.67
$88.00 - $116.31	1,128	7.3	96.58	747	96.17

	37,431	8.4	$51.81	12,103	$49.09

Fair Value Disclosures

      We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Risk-free interest rates	3.60%	3.40%	3.60%	3.40%
Expected lives (in years)	3	3	3	3
Dividend yield	0%	0%	0%	0%
Expected volatility	81%	71%	81%	71%

      For options granted prior to our initial public offering, the fair value of option grants was determined using the Black-Scholes option pricing model with a zero volatility assumption. For options granted subsequent to our initial public offering, the fair value of option grants was determined using the Black-Scholes option pricing model with volatility assumptions based on actual or expected fluctuations in the price of our common stock. Generally accepted accounting principles provide companies with the option of either recognizing the fair value of option grants as an operating expense or disclosing the impact of fair value accounting in a note to the financial statements. Consistent with predominant industry practice, we have elected to disclose the impact of fair value accounting for option grants. Had we elected to recognize the fair value of option grants as

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an operating expense, our reported net income would have been substantially reduced, as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net income:
As reported	$24,608	$54,308	$45,675	$101,892

Pro forma	$2,015	$13,097	$1,241	$23,651

Net income per share — basic:
As reported	$0.09	$0.19	$0.17	$0.36

Pro forma	$0.01	$0.05	$0.00	$0.08

Net income per share — diluted:
As reported	$0.09	$0.19	$0.16	$0.36

Pro forma	$0.01	$0.05	$0.00	$0.08

Note 9 — Subsequent Events

PayPal, Inc. Merger Agreement

      On July 7, 2002, we signed a merger agreement to acquire a 100% interest in PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is located in Mountain View, California. The closing of this transaction is subject to various stockholder, government and regulatory approvals. Our current payment service, eBay Payments by Billpoint, will be phased out after the close of the transaction.

      The measurement date to determine the value of the proposed merger has not occurred. The information we are presenting is based on preliminary estimates which may change as additional information is obtained.

      The preliminary purchase price reflects the assumed issuance of 23,662,000 shares of our common stock to PayPal stockholders using a fixed exchange ratio of 0.39 shares of our common stock for each PayPal share of common stock, based on the shares of PayPal common stock outstanding on June 30, 2002. The fair value of the shares of our common stock assumed to be issued is based on a per share value of $59.50, which is equal to the average closing price for our shares for the five trading days ended July 5, 2002. To determine the fair value of PayPal options, we also used $59.50 per share average closing price for the five trading days ended July 5, 2002. The components of the preliminary purchase price are as follows (in thousands):

Fair value of eBay common stock to be issued	$1,407,871
Estimated fair value of PayPal stock options to be assumed	115,614
Estimated acquisition-related costs	18,000

Aggregate purchase price	$1,541,485

      The actual number of our shares of our common stock to be issued and PayPal options to be assumed will be based on the actual number of PayPal shares and options outstanding at the closing date. The estimated acquisition-related costs consist primarily of investment banking, legal and accounting fees, printing costs, and other external costs directly related to the acquisition.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We cannot assure you that we will not incur charges in excess of those included in the preliminary purchase price related to the merger.

      The following table represents the preliminary allocation of the aggregate purchase price to the acquired net assets of PayPal and based on PayPal’s net assets as of June 30, 2002.

      Preliminary purchase price allocation (in thousands):

Net tangible assets	$144,665
Identifiable intangible assets	230,000
Deferred tax liability	(92,000)
Unearned stock-based compensation	30,000
Goodwill	1,228,820

Aggregate purchase price	$1,541,485

      Net tangible assets were valued at their respective carrying amounts as management expects that these amounts will approximate their current fair values. PayPal’s net tangible assets total $144.7 million as of June 30, 2002, and exclude goodwill and other intangible assets of $15.6 million.

      Management valued the identifiable intangible assets acquired using a preliminary valuation performed by an independent appraiser. The identifiable intangible assets consist of user base, trade name and developed technology totaling $148 million, $68 million and $14 million, respectively. Amortization of acquired intangible assets will be provided over the following estimated useful lives: user base — seven years; trade name — seven years; and developed technology — three years. This allocation will result in annual amortization of approximately $21 million for user base, $10 million for trade name and $5 million for existing technology.

      The $30 million of unearned stock-based compensation represents the unearned portion, as of June 30, 2002, of the intrinsic value of PayPal’s unvested common stock options to be assumed in the proposed merger. For purposes of purchase price allocation, PayPal’s outstanding options that will vest solely as a result of the proposed merger are deemed to be vested as of June 30, 2002. The unearned stock-based compensation relating to the unvested options will be amortized on an accelerated basis over the remaining vesting period of less than one to three years, consistent with the graded vesting approach described in FASB Interpretation No. 28.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

Sale of Butterfields Auctioneers

      On July 31, 2002, we signed and closed an agreement to sell our Butterfields offline auction business, including the sale of 100% of the stock of Butterfields and its wholly-owned financing subsidiary. On July 31, 2002, we also signed an agreement to sell certain real estate occupied by Butterfields in San Francisco and Los Angeles. The sale of certain real estate occupied by Butterfields is subject to certain conditions and is expected to close in fourth quarter of 2002. We do not expect either transaction to have a material impact on our consolidated financial statements for the periods ended September 30, 2002 and December 31, 2002.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

      This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words “may,” “might,” “should,” “expects,” “anticipates,” “intends,” “believes,” “estimates” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. Because these forward-looking statements involve risks and uncertainties, our actual results could differ materially from those expressed or implied in this document. Factors that could cause or contribute to such differences include those discussed below under the caption “Risk Factors That May Affect Results of Operations and Financial Condition.” The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Overview

About eBay

      We pioneered online trading by developing a global online trading platform that helps practically anyone buy or sell practically anything. Our marketplace permits sellers to list items for sale, buyers to immediately purchase or bid on items of interest and all eBay users to browse through listed items in a fully automated, topically arranged, intuitive and easy-to-use online service that is available 24 hours-a-day, seven days-a-week.

Significant Matters Impacting the Forecasting of Future Results

      It is difficult for us to forecast revenues or earnings accurately, and our operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we believe that our business is seasonal as many of our users reduce their activities on our website during the Thanksgiving (in the U.S.) and Christmas holidays, during national events and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our users’ shift to more “practical” items may cause our seasonal patterns to look more like those of a typical retailer. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

      Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. However, we manage our expenses as fixed, variable and discretionary costs. Costs that are largely fixed include employee compensation across all cost and expense categories, facility and site operations. Costs that are largely variable include provisions for doubtful accounts receivable and authorized customer credits, customer support, and Internet connectivity. Costs that allow significant discretion as to timing and amount include marketing and business development promotions, acquisition related costs and business expansion costs. In general, we expect costs to increase in absolute dollars across all income statement categories throughout the remainder of 2002.

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Online net revenues:
Transactions	$141,724	$235,307	66%	$271,451	$448,971	65%
Third party advertising	18,845	16,700	(11)%	30,628	35,733	17%
End-to-end services	9,431	5,091	(46)%	15,282	9,960	(35)%

Total online net revenues	170,000	257,098	51%	317,361	494,664	56%
Offline net revenues	10,905	9,189	(16)%	17,634	16,729	(5)%

Total net revenues	$180,905	$266,287	47%	$334,995	$511,393	53%

Net revenues:
U.S.	$154,969	$201,978	30%	$291,155	$394,533	36%
International	25,936	64,309	148%	43,840	116,860	167%

Total net revenues	$180,905	$266,287	47%	$334,995	$511,393	53%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In millions, except percentages)
Supplemental Operating Data
Confirmed registered users	34.1	49.7	46%	34.1	49.7	46%
Number of items listed	98.7	145.2	47%	187.7	283.2	51%
Gross merchandise sales	$2,248	$3,395	51%	$4,228	$6,501	54%

      Our net revenues result from fees associated with our online and offline services. Online transaction revenues are derived primarily from listing, feature and final value fees paid by sellers, final value fees paid by buyers for “premium” priced items, electronic payment processing and photo hosting. In addition, online net revenues include revenues from third-party advertising and end-to-end services. Third-party advertising and end-to-end services revenues are highly concentrated among a few customers and are subject to considerable uncertainty. See “Risk Factors That May Affect Results of Operations and Financial Condition — Our net revenues from third-party advertising and end-to-end services are subject to factors beyond our control.” Offline revenues are derived from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication.

      The growth in net revenues for the three and six month periods ended June 30, 2002, was primarily the result of increased online auction transaction volume, reflected in the growth in the number of registered users, listings and gross merchandise sales from both U.S. and international operations. Fee increases in the U.S. on January 31, 2002, and fee increases in various other international locations during 2001 and 2002 also had a positive impact on revenues. Overall, we experienced growth across most of our categories, with particularly strong growth in gross merchandise sales in practical categories such as motors, computers and consumer electronics. Our ten largest categories in terms of gross merchandise sales during the three months ended June 30, 2002 were: eBay Motors; Computers; Consumer Electronics; Books/ Movies/ Music; Sports; Collectibles; Toys; Clothing and Accessories; Jewelry and Gemstones; and Photo.

      Revenues from third-party advertising during the three months ended June 30, 2002, decreased compared to the same period in 2001, primarily attributable to the general softening of demand in the online advertising market. Revenues from third-party advertising during the six months ended June 30, 2002 increased compared to the same period in 2001, primarily as a result of the year over year growth experienced in the first quarter of

2002. Revenues from third-party advertising represented 6% and 7% of total net revenues during the three and six-month periods ended June 30, 2002, respectively. These percentages represent a decrease from the 10% and 9% levels for the comparative periods of 2001. We continue to view our business as primarily transaction driven and we expect third-party advertising revenues in future periods to decrease both in absolute dollars and as a percentage of total net revenues.

      Our third-party advertising revenues are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Revenue from barter arrangements totaled $2.5 million for the three months ended June 30, 2002 and $5.1 million for the six months then ended. Revenues from barter arrangements totaled $1.4 million and $2.9 million for the same periods in 2001. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to three years, but the term is generally one week to three months. Third-party advertising revenues may be affected by the financial condition of our customers and by the success of online promotions in general. The industry pricing of online advertisements has deteriorated. Our third-party advertising revenues are dependent in significant part on the performance of AOL’s sales force, over which we do not have control. Reduction in third-party advertising, whether due to further softening of the demand for online advertising in general or particular problems facing parties with whom we have contractual arrangements, would adversely affect our operating results.

      Revenues from end-to-end services during the three and six-month periods ended June 30, 2002 decreased compared to the same periods in 2001. End-to-end services revenues include various amounts received from third parties that provide transaction services to eBay users. End-to-end services revenues represented 2% of total net revenues during the three and six-month periods ended June 30, 2002, a reduction from 5% for the comparative periods of 2001. As end-to-end services revenues are contractual and are largely dependent upon our users’ adoption of third-party products and services, we expect end-to-end services revenues in the future to fluctuate from period to period; however, in general, we expect these revenues to decrease as a percentage of total revenues and possibly in absolute dollars.

      International net revenues have grown as a percentage of consolidated net revenues for the three and six months ended June 30, 2002 over the same periods in 2001. This growth is primarily the result of strong transaction growth from sellers in Germany, Canada, the United Kingdom and South Korea. International revenues represented 24% and 23% of total net revenues during the three and six-month periods ended June 30, 2002, respectively. This represents an increase from 14% and 13% for the comparative periods of 2001. We expect the trend of increasing international net revenues to continue as we continue the development and deployment of our global marketplace.

      During the three and six months ended June 30, 2002, offline revenues decreased in absolute dollars primarily as a result of year over year declines in revenues at our Butterfields operations. The decrease in offline revenues is attributable to a general softening of the offline auction and high-end art and other collectibles markets. Offline revenues decreased as a percentage of net revenues and we expect offline revenues as a whole in 2002 to decline as a percentage of revenues compared to 2001.

      On July 31, 2002, we signed and closed an agreement to sell our Butterfields offline auction business, including the sale of 100% of the stock of Butterfields and its wholly-owned financing subsidiary. On July 31, 2002, we also signed an agreement to sell certain real estate occupied by Butterfields in San Francisco and Los Angeles. The sale of certain real estate occupied by Butterfields is subject to certain conditions and is expected to close in fourth quarter of 2002. We do not expect either transaction to have a material impact on our consolidated financial statements for the periods ended September 30, 2002 and December 31, 2002.

Cost of Net Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Cost of net revenues	$32,872	$44,561	36%	$59,874	$85,838	43%
As a percentage of net revenues	18%	17%		18%	17%

      Cost of net revenues for our online business consists primarily of costs associated with customer support, site operations and payment processing. Significant cost components include employee compensation and facilities costs for customer support, site operations compensation, Internet connectivity charges, depreciation of site equipment, payment processing fees, amortization of capitalized website development costs, costs to provide end-to-end services and corporate overhead allocations. Cost of net revenues for our offline business consists primarily of employee compensation for auction, appraisal and customer support personnel as well as direct auction costs such as event site rental.

      Cost of net revenues increased in absolute dollars but decreased as a percentage of net revenues. The increase in absolute dollars was due almost entirely to our online business as we continued to develop and expand our customer support and site operations departments. The increases were primarily the result of personnel costs, depreciation of the equipment required for site operations, software licensing fees, Internet connectivity charges and the increased costs associated with acquired businesses. The decrease in cost of net revenues as a percentage of net revenues resulted from a combination of strong revenue growth, cost management initiatives and lower technology costs in site operations partially offset by investments in our international customer support infrastructure and our disaster recovery site. We expect the cost of net revenues to increase in absolute dollars and remain generally consistent with current levels as a percentage of net revenues throughout the remainder of 2002.

Operating Expenses

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Sales and marketing	$60,117	$79,804	33%	$115,653	$152,908	32%
As a percentage of net revenues	33%	30%		35%	30%

      Sales and marketing expenses for both the online and offline businesses are comprised primarily of employee compensation for our category development and marketing staff, advertising, tradeshow and other promotional costs, the costs (including employee compensation costs) of certain trust and safety programs and corporate overhead allocations.

      The growth in absolute dollars was primarily the result of growth in online and offline advertising for our U.S. and international operations, employee compensation costs, continued international expansion, costs of outside services and consultants, costs associated with acquired businesses, and miscellaneous user and promotional costs. The decrease in sales and marketing expense as a percentage of net revenues resulted from a combination of strong revenue growth, lower online advertising prices paid and selective identification of key markets for spending. Sales and marketing expenses are expected to increase in absolute dollars and increase as a percentage of net revenues throughout the remainder of 2002.

Product Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Product development	$17,651	$24,346	38%	$33,388	$48,653	46%
As a percentage of net revenues	10%	9%		10%	10%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations.

      Our product development expenses increased in absolute dollars, but decreased as a percentage of net revenues for the three months ended June 30, 2002, compared to the same period of 2001. For the six months ended June 30, 2002, our product development expenses increased in absolute dollars, but remained constant as a percentage of revenues. The increase in product development expenses was primarily a result of an increase in employee compensation costs, contractors and consultants employed within product development as well as maintenance and depreciation costs for equipment used in research and development. In addition, we capitalized $4.9 million of software development costs during the three months ended June 30, 2002 and $7.7 million during the six months ended June 30, 2002. Comparatively, we capitalized $1.6 million in the three months ended June 30, 2001 and $2.0 million during the six months ended June 30, 2002. The increase in capitalized software development costs results from the development of additional site features and functionality improvements, the development of our “V3” platform architecture, and the development of seller tools. Product development expenses are expected to increase in absolute dollars throughout the remainder of 2002, as we continue to improve and expand operations both domestically and internationally. However, we expect product development expenses throughout the remainder of 2002 to remain generally consistent with current levels as a percentage of net revenues.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
General and administrative	$25,604	$36,596	43%	$46,932	$69,089	47%
As a percentage of net revenues	14%	14%		14%	14%

      General and administrative expenses consist primarily of employee compensation, provisions for doubtful accounts and authorized customer credits, insurance, fees for external professional advisors and corporate overhead allocations.

      Our general and administrative expenses increased in absolute dollars as a result of the expansion of our business, including operations in new countries and the integration of new businesses. To support the growth of our business, we increased spending, primarily driven by an increase in personnel, in numerous infrastructure functions including trust and safety, finance, legal and human resources. Additionally, we recognized expenses related to the closure of our operations in Japan and costs related to various legal matters. We expect that general and administrative expenses will increase in absolute dollars throughout the remainder of 2002, as we continue to invest in the infrastructure that is necessary to support our business. However, we expect general and administrative expenses to decrease as a percentage of net revenues throughout the remainder of 2002.

Payroll Expense on Employee Stock Options

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Payroll expense on employee stock options	$385	$431	12%	$812	$2,110	160%
As a percentage of net revenues	0%	0%		0%	0%

      We are subject to employer payroll taxes on employee exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period in which such options are exercised and sold based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period that employees exercise stock options and, consequently, the amount of employer payroll taxes assessed.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Amortization of acquired intangible assets	$8,822	$1,108	(87)%	$12,177	$2,638	(78)%
As a percentage of net revenues	5%	0%		4%	1%

      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate geographic expansion, increase the features and services available to our users and maintain our leading role in online trading. These purchase transactions may result in the creation of intangible assets and lead to a corresponding increase in amortization expense in future periods.

      Amortization of acquired intangible assets during the three and six months ended June 30, 2002, decreased from the same periods in 2001, primarily as a result of the elimination of goodwill amortization as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair value-based test. Additionally, the standards require that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirers intent to do so.

      We adopted SFAS No. 142 in the first quarter of 2002, and no longer amortize goodwill. This accounting change eliminates annual goodwill amortization of approximately $55.3 million, based on anticipated amortization that would have been incurred for fiscal 2002 under the prior accounting standard. At June 30, 2002, unamortized goodwill approximated $252.9 million. We will evaluate goodwill on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. We have completed the first step of the transitional goodwill impairment test required by SFAS No. 142 and have determined that no potential impairment presently exists. However, no assurances can be given that future goodwill impairment assessments will not result in charges to our operating results.

      Intangible assets are composed of acquired user bases, developed technologies, trademarks and other intangible assets. Intangible assets, excluding goodwill, are amortized over estimated useful lives ranging from two to five years.

      During the first quarter of 2002, we purchased the 35% minority interest in Billpoint held by Wells Fargo Bank for an aggregate purchase price of $43.5 million. We also purchased a 38% interest, which is a 33% interest on a fully diluted basis, of EachNet for $30.0 million. During the second quarter of 2002, we purchased a 100% interest in NeoCom for $11.3 million. The excess of the aggregate purchase price over the fair value of identifiable net assets acquired in connection with the Billpoint, EachNet and NeoCom transactions totaled $35.8 million, $25.4 million and $9.8 million, respectively. The goodwill from the EachNet transaction is classified on our balance sheet as a long-term investment. During the six months ended June 30, 2002, the carrying amount of goodwill was increased by approximately $19.5 million to reflect foreign currency translation adjustments for prior period business acquisitions.

Non-Operating Items

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Interest and other income, net	$10,147	$9,001	(11)%	$25,125	$16,388	(35)%
As a percentage of net revenues	6%	3%		8%	3%

      Interest and other income, net consists of interest earned on cash, cash equivalents, investments and foreign exchange transaction gains and losses. Our interest and other income, net decreased in the three and six months ended June 30, 2002 from the same periods in 2001, as a result of a lower interest rate environment and a decrease in foreign currency exchange transaction gains. The weighted-average interest rate of our investment portfolio was approximately 3.1% in the three and six months ended June 30, 2002 compared to 5.5% and 5.8% in the same periods of 2001. Although, we maintained higher cash, cash equivalent and investment balances during 2002 as a result of increased operating and financing cash flows, the decrease in interest rates resulted in an overall decline in interest income. Additionally, in the three and six month periods ended June 30, 2002, we experienced a significant decrease in foreign currency exchange transaction gains over the same period in 2001. Results for the three and six months ended June 30, 2002, also reflect a gain of $1.6 million from the sale of certain real estate properties sold during the second quarter of 2002. We expect that interest and other income, net will increase as a result of an expected increase in our cash balances generated by positive operating cash flows throughout the remainder of 2002.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Interest expense	$959	$698	(27)%	$1,671	$1,383	(17)%
As a percentage of net revenues	1%	0%		0%	0%

      Interest expense consists of interest charges on mortgage notes and capital leases. Our interest expense in the three and six months ended June 30, 2002, decreased from the same period in 2001 as a result of a decrease in the average outstanding debt balance and lower interest rates related to the variable interest portion of our mortgage notes payable on real property purchased in connection with our 1999 acquisition of Butterfields. We expect that our future interest expense will fluctuate as a result of the changing interest rate environment.

Impairment of Certain Equity Investments

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Impairment of certain equity investments	$—	$—	0%	$9,921	$1,181	(88)%
As a percentage of net revenues	0%	0%		3%	0%

      During the first quarter of 2002, we recorded impairment charges totaling $1.2 million relating to the impairment in the fair value of certain equity investments. No impairment charges were recorded during the second quarter of 2002. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Provision for income taxes	$21,276	$33,286	56%	$36,703	$62,697	71%
As a percentage of net revenues	12%	13%		11%	12%
Effective tax rate	46%	38%		45%	38%

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

Minority Interests

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Minority interests	$1,242	$(150)	(112)%	$2,686	$608	(77)%
As a percentage of net revenues	1%	0%		1%	0%

      Minority interests represents the minority investor’s percentage share of income or losses from consolidated subsidiaries.

      The decrease during the three and six month periods ended June 30, 2002 from the same periods in 2001, resulted from changes in the level of subsidiary net losses and the impact of acquiring the 35% minority interest in Billpoint previously held by Wells Fargo Bank in the first quarter of 2002. We expect that minority interests in consolidated companies, in aggregate, will continue to fluctuate in future periods. If the consolidated subsidiaries continue to be unprofitable, the minority interests adjustment on the statement of income will continue to increase our net income by the minority investor’s share of the subsidiaries’ net losses. If our less than wholly-owned consolidated subsidiaries become profitable, the minority interests adjustment will decrease our net income by the minority investor’s share of the subsidiaries’ net income.

PayPal, Inc. Merger Agreement

      On July 7, 2002, we signed a merger agreement to acquire a 100% interest in PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is located in Mountain View, California. The closing of this transaction is subject to various stockholder, government and regulatory approvals. Our current payment service, eBay Payments by Billpoint, will be phased out after the close of the transaction.

      The measurement date to determine the value of the proposed merger has not occurred. The information we are presenting is based on preliminary estimates which may change as additional information is obtained.

      The preliminary purchase price reflects the assumed issuance of 23,662,000 shares of our common stock to PayPal stockholders using a fixed exchange ratio of 0.39 shares of our common stock for each PayPal share of common stock, based on the shares of PayPal common stock outstanding on June 30, 2002. The fair value of the shares of our common stock assumed to be issued is based on a per share value of $59.50, which is equal to the average closing price for our shares for the five trading days ended July 5, 2002. To determine the fair value of PayPal options, we also used $59.50 per share average closing price for the five trading days ended July 5, 2002. The components of the preliminary purchase price are as follows (in thousands):

Fair value of eBay common stock to be issued	$1,407,871
Estimated fair value of PayPal stock options to be assumed	115,614
Estimated acquisition related costs	18,000

Aggregate purchase price	$1,541,485

      The actual number of our shares of our common stock to be issued and PayPal options to be assumed will be based on the actual number of PayPal shares and options outstanding at the closing date. The estimated acquisition related costs consist primarily of investment banking, legal and accounting fees, printing costs, and other external costs directly related to the acquisition.

      We cannot assure you that we will not incur charges in excess of those included in the preliminary purchase price related to the merger.

      The following table represents the preliminary allocation of the aggregate purchase price to the acquired net assets of PayPal. This allocation is preliminary and based on PayPal’s net assets as of June 30, 2002.

      Preliminary purchase price allocation (in thousands):

Net tangible assets	$144,665
Identifiable intangible assets	230,000
Deferred tax liability	(92,000)
Unearned stock-based compensation	30,000
Goodwill	1,228,820

Aggregate purchase price	$1,541,485

      Net tangible assets were valued at their respective carrying amounts as management expects that these amounts will approximate their current fair values. PayPal’s net tangible assets total $144.7 million as of June 30, 2002, and exclude goodwill and other intangible assets of $15.6 million.

      Management valued the identifiable intangible assets acquired using a preliminary valuation performed by an independent appraiser. The identifiable intangible assets consist of user base, trade name and developed technology totaling $148 million, $68 million and $14 million, respectively. Amortization of acquired intangible assets will be provided over the following estimated useful lives: user base — seven years; trade name — seven years; and developed technology — three years. This allocation will result in annual amortization of approximately $21 million for user base, $10 million for trade name and $5 million for existing technology.

      The $30 million of unearned stock-based compensation represents the unearned portion, as of June 30, 2002, of the intrinsic value of PayPal’s unvested common stock options to be assumed in the proposed merger. For purposes of purchase price allocation, PayPal’s outstanding options that will vest solely as a result of the proposed merger are deemed to be vested as of June 30, 2002. The unearned stock-based compensation relating to the unvested options will be amortized on an accelerated basis over the remaining vesting period of less than one to three years, consistent with the graded vesting approach described in FASB Interpretation No. 28.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

Liquidity and Capital Resources

Cash Flows

      Since inception, we have financed operations primarily from net cash generated from operating activities. In addition, we obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options and proceeds from our initial and follow-on public offerings. During the six months ended June 30, 2002, we were primarily financed by our income from operations and from the proceeds of stock option exercises.

      Net cash provided by operating activities was $107.0 million in the six months ended June 30, 2001 and $185.1 million in the same period of 2002. Net cash provided by operating activities resulted primarily from our net income adjusted for non-cash charges for depreciation and amortization, tax benefits from the exercise of employee stock options and other non-cash charges, partially offset by changes in assets and liabilities.

      Net cash provided by investing activities was $131.5 million in the six months ended June 30, 2001 and net cash used in investing activities was $167.4 million in the same period of 2002. The primary use for invested cash in the periods presented was for purchases of property and equipment, including the purchase of a building in Salt Lake City, Utah to house our customer service operations center, the purchase of a corporate aircraft and for the purchases of investments, net of maturities, and acquisitions.

      Net cash provided by financing activities was $1.1 million in the six months ended June 30, 2001, and $65.0 million in the same period of 2002. The primary use of cash in the periods presented was for principal payments on long-term debt and the primary proceeds of cash were from issuances of common stock as a result of stock option exercises.

Commitments and Contingencies

      We expect capital expenditures to approximate $58 million during the remainder of 2002, without taking into account any acquisitions. Of the $58 million, approximately $8 million has been allocated for capital expenditures relating to hardware and software for the development of our new platform architecture. The remaining balance is expected to be used primarily for the purchase of computer hardware of approximately $36 million, computer software of approximately $10 million, and furniture and fixtures, leasehold improvements and other corporate assets of approximately $4 million.

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

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users who list items for sale and who purchase items through our service and to maintain customer satisfaction;

•	our ability to keep our websites operational and to manage the number of items listed on our service at a reasonable cost;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	foreign, federal, state or local government regulation, including investigations prompted by items improperly listed or sold by our users;

•	the success of our geographical and product expansion;

•	the introduction of new sites, services and products by us or our competitors;

•	volume, size, timing and completion rate of trades on our websites;

•	consumer willingness to consummate transactions with other users who are not known to them;

•	consumer confidence in the safety and security of transactions on our websites;

•	our ability to upgrade and develop our systems, infrastructure and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to integrate successfully and cost effectively and manage our acquisitions, including the acquisition of PayPal;

•	the cost and demand for advertising on our own websites;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties (such as photo hosting or payments);

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in both our online businesses and our acquisitions;

•	our ability to expand our product offerings involving fixed-price trading successfully;

•	the costs and results of litigation that involves us;

•	the results of regulatory decisions that affect us;

•	the risks relating to the operations of PayPal if our proposed acquisition is completed, especially risks relating to fraud, regulatory and credit card association actions, litigation and transactions with merchants involved in online gambling activities;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	consumer trends and popularity of some categories of items;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our commercial partners and technology suppliers;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our websites; and

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries.

      Our limited operating history and the increased variety of services offered on our websites make it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and a substantial portion of our net revenues each quarter come from transactions for items that are listed and sold during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

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

      We are investing heavily in marketing and promotion, customer support, further development of our websites, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are enabling online sales as well as other companies, some of whom do not charge for transactions on their sites and others who are facilitating trading through varied pricing formats (e.g., fixed-price, reverse auction, group buying) may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

Acquisitions could result in dilution, operating difficulties and other harmful consequences.

      We have acquired a number of businesses, including Half.com, Internet Auction, iBazar, HomesDirect.com and NeoCom and, if the proposed acquisition is completed, PayPal. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction.

      The process of integrating any acquisition, including the acquisition of PayPal, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time at both companies during the period of negotiation through closing and further diversion of such time after closing, as well as a shift of focus from operating the businesses to issues of integration and future products;

•	declining employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

•	the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

•	in some cases, the need to transition operations onto the existing eBay platform.

      Prior to the four acquisitions we made in the second quarter of 1999, we had almost no experience in managing this integration process. Many of our acquisitions made to date have involved either family-run companies or very early stage companies, which may worsen these integration issues. Foreign acquisitions involve special risks, including those related to integration of operations across different cultures, currency risks and the particular economic and regulatory risks associated with specific countries. Moreover, the anticipated benefits of any or all of our acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

A successful integration of PayPal may be difficult.

      While we have acquired smaller companies in the past, the proposed acquisition of PayPal represents by far our largest acquisition to date. We expect that the process of integrating PayPal’s business into the eBay platform will be relatively difficult and will require significant attention from management. This may divert management’s attention from its focus on eBay’s principal business for an extended period of time. In addition, following the merger PayPal would continue to operate as an independent wholly-owned subsidiary of eBay with its own management. Because PayPal will be relatively independent, efficient cooperation between eBay and PayPal following the merger will be crucial for a successful integration of PayPal’s business into the eBay platform. In order to facilitate the integration of PayPal into eBay, we entered into employment agreements with certain key employees of PayPal pursuant to which these key employees have agreed to remain employed with PayPal for specified time periods. However, there can be no assurance that these key employees will not terminate their employment with PayPal before the expiration of their employment agreements or agree to continued employment with PayPal after the expiration of their employment agreements. There can be no assurance that PayPal’s business will be integrated into the eBay platform in a timely and efficient manner or that any of the anticipated benefits of the merger will be realized. Failure to do so could materially harm our business and operating results.

If the acquisition of PayPal is not completed, eBay may be adversely affected.

      If the acquisition of PayPal is not completed, eBay may be adversely affected by the following risks:

•	eBay’s payment subsidiary, Billpoint, would continue to provide online payment services. The announcement of our proposed acquisition and our proposed phase out of Billpoint following its completion may result in Billpoint losing customers and being less competitive than would otherwise have been the case.

•	eBay will no longer realize any of the anticipated benefits of the acquisition. eBay’s stock price may decline as the result of the loss of synergies and revenues and profits anticipated to result from the acquisition.

•	legal, accounting, and certain other costs relating to the proposed acquisition, currently estimated to be between five and ten million dollars, would have to be recognized by eBay.

Upon closing of the acquisition of PayPal, eBay will become subject to all of the risks associated with PayPal.

      If our proposed acquisition is completed, we will become subject to all of the risks associated with PayPal. These risks are incorporated by reference from the section entitled “Risk Factors — Risks Related to PayPal’s Business Prior to and After the Merger” and contained in our Registration Statement on Form S-4 filed on August 6, 2002.

There are many risks associated with our international operations.

      In 1999, we acquired alando.de.ag, a leading online German trading platform, and began operations in the United Kingdom and, through a joint venture, in Australia. In the first quarter of 2000, we expanded into Japan and formally launched our localized Canadian operations. In October 2000, we launched our French site. In January 2001, we launched our Italian site. In February 2001, we completed our acquisition of a majority interest in Internet Auction, and in May 2001, we completed our acquisition of iBazar, a French company with online trading operations in eight countries, primarily in Europe. In April 2002, we completed our acquisition of NeoCom in Taiwan. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, we recently withdrew from the Japanese market. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, banking, and money transmitting, that may limit or prevent the offering of our services in local jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit certain categories of goods, may require special licensure, or may limit the transfer of information between our foreign subsidiaries and ourselves;

•	legal uncertainty regarding liability for the listings of our users, including less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable;

•	local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	more stringent consumer and data protection laws;

•	cultural non-acceptance of online trading;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices that favor local competitors;

•	foreign currency restrictions and exchange rate fluctuations;

•	changes in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

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

Disputes between our South Korean subsidiary, Internet Auction, and credit card companies may harm our operations in South Korea.

      The South Korean credit card companies providing payment services to our majority-owned South Korean subsidiary, Internet Auction, have experienced higher than anticipated delinquency rates on transactions carried out on the Internet Auction platform. Some of these delinquencies are related to fictitious transactions on Internet Auction and other South Korean Internet sites to enable users to receive cash advances on their credit cards that would not otherwise be permitted by the credit card companies. As of June 30, 2002, these credit card companies were withholding approximately 1.2 billion Won (about $1.0 million) as “collateral” against certain delinquent accounts, and had threatened to terminate their agreements with Internet Auction if matters were not resolved to their satisfaction. Internet Auction is currently in negotiations with the major credit card companies in South Korea to resolve this situation. Since the spring of 2001, Internet Auction has been implementing certain user verification and improved site-monitoring processes that it believes have substantially reduced this type of credit card misuse on its system. Due to the demands made by two credit card companies, Internet Auction entered into new agreements with these companies that could shift the risk of credit card misuse, nonpayment or chargeback by the purchaser to Internet Auction and formalize the ability of the credit card companies to withhold “collateral” against future delinquencies. The termination of its agreements with the credit card companies would adversely affect Internet Auction’s business and could adversely impact eBay’s business. Further, any settlement related to past transactions could adversely affect Internet Auction’s results of operations. Certain legislation recently enacted by the Korean National Assembly could make Internet Auction liable for credit card misuses by its users. If Internet Auction becomes liable for credit card misuse or payment delinquency by its users, Internet Auction may have to change its procedures and processes relating to payments, accept higher losses, or both, which could adversely affect its business and could thereby adversely affect our business.

Our revenues from third-party advertising and end-to-end services are subject to factors beyond our control and are expected to decrease.

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

      A number of third parties provide services to our users, which indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, photo hosting, payment processing and other services. In many cases we have contractual agreements with these companies, which may give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business.

Our failure to manage growth could harm us.

      We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and number of listings as well as our expansion into new geographic areas, types of goods and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

•	The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We are commencing a significant multi-year project to enhance our current technical architecture. If this project is not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our operating margins may decrease.

•	Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

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

      On April 25, 2000, we were served with a lawsuit, Gentry et al. v. eBay, Inc. et al., filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law, and a section of the California Civil Code which prohibits “dealers” from selling sports memorabilia without a “Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs appealed this ruling. A hearing on the plaintiff’s appeal of this ruling was held on April 10, 2002 and the appeals court upheld the trial’s courts decision in our favor on June 26, 2002.

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany and is scheduled to be heard in September 2002. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. On July 10, 2002, the court ruled that there are triable issues of fact with respect to two of our summary judgment motions and denied them, while postponing consideration of our remaining two motions. Trial is now scheduled for November 12, 2002. We believe that we have meritorious defenses and intend to defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business.

      In connection with our proposed acquisition of PayPal, three purported class action complaints have been filed in the Court of Chancery in the State of Delaware in and for New Castle County by alleged stockholders of PayPal. Two additional purported class action complaints have been filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controls PayPal, the defendants have breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio is unfair and inadequate. The plaintiffs in each lawsuit seek, among other things, an injunction against the consummation of the merger and an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

      PayPal has been sued in the past, and may be sued in the future, for patent infringement. If all or any portion of PayPal’s services were found to infringe a patent, and we acquire PayPal, we could be required to restructure PayPal’s payment system, stop offering some or all of its products or pay substantial license fees or damages to third party patent holders, any of which such events could adversely affect us.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as the courts interpret laws such as the Digital Millennium Copyright Act and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. We have been notified of several potential disputes. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

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

      Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases, individuals have been arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sorts of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies who could take action against us, including imposing fines or seeking injunctions.

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

      Should this or any other investigations lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would suffer if we were not to prevail in any actions like these. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

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

      Third parties, including PayPal, have in the past and may in the future allege that actions taken by us violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Such claims typically are very expensive to defend, involve negative publicity and diversion of management time and effort and could result in significant judgments against us, all of which would adversely affect us.

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

      Kruse is subject to regulation in some jurisdictions governing the manner in which live auctions are conducted. It is required to obtain licenses in these jurisdictions with respect to its business or to permit the sale of specific categories of items (e.g., automobiles and real estate). These licenses generally must be renewed regularly and are subject to revocation for violation of law, violation of the regulations governing auctions in general or the sale of the particular item and other events. If Kruse was unable to renew a license or had a license revoked, its business would be harmed. In addition, changes to the regulations or the licensure requirements could increase the complexity and the cost of doing auctions, thereby harming us.

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

      We do not collect sales or other similar taxes on goods or services sold by users through our service. One or more states or any foreign country may seek to impose VAT or sales or use tax collection or record-keeping obligations on companies such as ours that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an auctioneer or the agent of our sellers. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years, which has been extended through November 1, 2003. This moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. New regulations in the European Union relating to the collection of VAT on digital services might require us to collect and remit VAT on our own fees beginning in July 2003. We intend to work with the relevant taxing authorities to clarify our obligations under these regulations. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

Companies that handle payments, including our subsidiaries Billpoint, Half.com and Internet Auction, may be subject to additional regulation.

      The Half.com business model involves the handling of payments on behalf of buyers for the items listed by Half.com’s sellers. Internet Auction also has a business model involving the handling of payments on behalf of buyers. Billpoint handles its customer funds as a provider of Internet payment solutions. Businesses that handle consumers’ funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. Billpoint is a new business with a relatively novel approach to facilitating payments. It is not yet known how regulatory agencies will treat Billpoint. We recently have received inquiries from Arizona, Oregon, California, Louisiana and Illinois asking us to explain why we are not subject to various money transmitter laws and other laws in those states. We are currently discussing the applicability of these laws with the relevant state authorities. We will register Billpoint if it is determined that such registration is necessary. On October 26, 2001, President Bush signed into law the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. This Act increases the penalties for failure to register under state payment related laws and imposes new requirements on the entities regulated as financial institutions. The applicability and interpretation of the Act’s provisions to Billpoint is not clear, but should the Act apply to Billpoint, the penalties for noncompliance are severe and, if triggered, would have a material adverse effect on our business. In addition to the need to comply with these regulations, Billpoint’s business is also subject to risks of fraud, the need to grow systems and processes rapidly if its products are well received, a high level of competition, including larger and better financed competitors and the need to coordinate systems and policies among itself, us and Wells Fargo Bank, which is Billpoint’s backend provider of payment services. Similarly, Half.com may be subject to certain regulations regarding payments and the cost and complexity of its business may increase if these regulations are deemed to apply to its business. For a fuller description of the risks associated with providing online payment services, please refer to the section entitled “Risk Factors — Risks Related to PayPal’s Business Prior to and After the Merger” in the our Registration Statement on Form S-4 filed on August 6, 2002, which risks are incorporated herein by reference.

We are subject to risks associated with information disseminated through our service.

      The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted in the Feedback Forum. Claims like these are more likely to arise and have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this liability or asserted liability could harm our business.

The inability to expand our systems may limit our growth.

      We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our websites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend primarily on the number of items listed by users, the volume of user transactions that are successfully completed and the final prices paid for the items listed. We need to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased traffic on our site and to implement new features and functions, including those required under our contracts with third parties. We may be unable to project accurately the rate or timing of increases, if any, in the use of our services or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

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

      Our system has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides 24-hours-a-day, seven-days-a-week availability, subject to a maintenance period during one night each week. Substantially all of our system hardware is hosted at the Exodus facilities in Santa Clara, California, the Qwest Communications facilities in Sunnyvale, California, and/or the Sprint Communications facilities located near Sacramento, California, each of which provide redundant communications lines and emergency power backup. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial of service attacks and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. In early 2002, Cable and Wireless plc acquired substantially all of Exodus’ data center assets under Exodus’ Chapter 11 bankruptcy proceedings. We expect that these data center assets, now owned by Cable and Wireless plc, will continue to be branded using the Exodus name. We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at any of the Exodus, Qwest or Sprint facilities could result in lengthy interruptions in our services. In addition, the failure by Exodus, Qwest or Sprint to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

      The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in regulation;

•	events affecting our proposed acquisition of PayPal or PayPal’s business;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market;

•	the adverse effect of arbitrage activities in connection with our proposed acquisition of PayPal, including the sale of eBay common stock by persons who simultaneously purchase PayPal common stock; and

•	other events or factors, including those described in this “Risk Factors That May Affect Results of Operation and Financial Condition” section and elsewhere in this document and others that may be beyond our control.

      In addition, the trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Notwithstanding a sharp decline in the prices of Internet stocks in general, the valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce or technology companies have in the past and may in the future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company’s securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

New and existing regulations could harm our business.

      We are subject to the same foreign, federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain. In addition, numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois Auction law to our services. We are working with OBRE to determine the scope of its regulatory efforts. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions, such as licensure as an auto dealer or real estate broker.

      Several states have proposed, and Minnesota has recently passed, legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction where we currently have a website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal fines to bans on our ability to offer our services.

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

Our offline auction business needs to continue to acquire auction properties.

      The business of Kruse is dependent on the continued acquisition of high quality auction properties from sellers. Its future success will depend in part on its ability to maintain an adequate supply of high quality auction property, particularly collectible automobiles. There is intense competition for these pieces with other auction companies and dealers. In addition, a small number of key senior management and specialists maintain the relationships with the primary sources of auction property and the loss of these individuals could harm the business of Kruse.

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

Our industry is intensely competitive.

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

Antiques: Christie’s, Bonhams, eHammer, Sotheby’s, Phillips (LVMH), antique dealers and sellers

Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

Musical Instruments: Guitar Center/ Musicians Friend, Sam Ash, Mars Music, Gbase.com, Harmony-Central.com, musical instrument retailers

Sports Memorabilia: Beckett’s, Collectors Universe, Mastro, Leylands, ThePit.com, Superior

Toys, Bean Bag Plush: Amazon.com, KB Toys, ZanyBrainy.com

Premium Collectibles: Christie’s, Bonhams, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/ Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby’s, other premium collectibles dealers and sellers

Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, California Classics, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, Dealix, Dupont Registry, eClassics.com, Edmunds, Hemmings, imotors.com, TraderOnline, Trader Publishing, vehix.com, newspaper classifieds, used car dealers

Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/ Tower Records.com

Clothing and Accessories: Abercrombie.com, AE.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, FashionMall.com, The Gap, Gap Online, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Payless.com, Ross, Urbanq.com, VictoriasSecret.com

Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett-Packard, MicroWarehouse, PC Connection, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, Computer Discount Warehouse, computer, consumer electronics and photography retailers

Home & Garden: IKEA, Crate & Barrel, Home Depot, Pottery Barn, Ethan Allen, Frontgate, Burpee.com

Jewelry: Ashford.com, Mondera.com, Bluenile.com, Diamond.com, Macy’s

Pottery & Glass: Just Glass, Pottery Auction, Pottery Barn, Go Collect, Pier 1 Imports, Restoration Hardware

Sporting Goods/ Equipment: BassPro, Cabellas, dsports.com, Footlocker, Gear.com, Global Sports, golfclubexchange, MVP.com, Play It Again Sports, REI, Sports Authority, Sportsline.com

Tickets: Ticketmaster, Tickets.com, ticket brokers

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

      Half.com competes directly with online and offline retailers in its product categories such as Amazon.com, as well as with traditional offline and online sellers of new and used books, videos and CD’s, consumer electronics, sporting goods and other products. Kruse is subject to competition from numerous regional competitors. In addition, competition with Internet-based auctions may harm Kruse’s auction business.

Our business is dependent on the development and maintenance of the Internet infrastructure.

      The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements or by “viruses”, “worms” and similar programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing of transactions on our service.

Our business is subject to online commerce security risks.

      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. Billpoint’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate.

      Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

We must keep pace with rapid technological change to remain competitive.

      Our competitive space is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These characteristics are caused in part by the emerging and changing nature of the Internet. Our future success therefore will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance, features and reliability of our service. Our failure to adapt to such changes would harm our business. New technologies, such as the development of a peer-to-peer personal trading technology, could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

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

      We regard the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademarks, copyrights, patents, trade dress and trade secrets and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our domain names, trademarks and service marks in the U.S. and internationally. Effective trademark, copyright, patent, trade dress, trade secret and domain name protection is very expensive to maintain and may require litigation.

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

      Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

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

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2002, our fixed income investments had an unrealized gain of $2.2 million with a pretax yield of approximately 3.0% and a weighted average maturity of 3 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $3.1 million. Assuming an average investment balance of $1 billion, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $10 million annually.

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

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties, and we are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of June 30, 2002, the reported amount of our equity investments included a net unrealized loss of $66,000, net of tax. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $1.2 million during the six months ended June 30, 2002, relating to the other-than-temporary impairment in the fair value of certain equity investments. No impairment charges were recorded for the three months ended June 30, 2002.

Foreign Currency Risk

      International net revenues result from transactions in our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The financial statements of these foreign subsidiaries are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in preparing our consolidated financial statements. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on eBay for the six months ended June 30, 2002, was a translation gain of approximately $33.2 million. This gain is recognized as an adjustment to stockholders’ equity through other comprehensive income.

      As of June 30, 2002, we did not have any outstanding forward foreign exchange contracts.

PART II: OTHER INFORMATION

Item 1:     Legal Proceedings

      On April 25, 2000, we were served with a lawsuit, Gentry et al. v. eBay, Inc. et al., filed in Superior Court in San Diego, California. The lawsuit was filed on behalf of a purported class of eBay users who purchased allegedly forged autographed sports memorabilia on eBay. The lawsuit claims we were negligent in permitting certain named (and other unnamed) defendants to sell allegedly forged autographed sports memorabilia on eBay. In addition, the lawsuit claims we violated California unfair competition law, and a section of the California Civil Code which prohibits “dealers” from selling sports memorabilia without a “Certificate of Authenticity.” The lawsuit seeks class action certification, compensatory damages, a civil penalty of ten times actual damages, interest, costs and fees and injunctive relief. On January 26, 2001, the court issued a ruling dismissing all claims against us in the lawsuit. The court ruled that our business falls within the safe harbor provisions of 47 USC 230, which grants Internet service providers such as eBay immunity from state claims based on the conduct of third parties. The court also noted that we were not a “dealer” under California law and thus not required to provide certificates of authenticity with autographs sold over our site by third parties. The plaintiffs appealed this ruling. A hearing on the plaintiff’s appeal of this ruling was held on April 10, 2002 and the appeals court upheld the trial’s courts decision in our favor on June 26, 2002.

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany and is scheduled to be heard in September 2002. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. On July 10, 2002, the court ruled that there are triable issues of fact with respect to two of our summary judgment motions and denied them, while postponing consideration of our remaining two motions. Trial is now scheduled for November 12, 2002. We believe that we have meritorious defenses and intend to defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from practicing a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what, if any, potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      In connection with our proposed acquisition of PayPal, three purported class action complaints have been filed in the Court of Chancery in the State of Delaware in and for New Castle County by alleged stockholders of PayPal. Two additional purported class action complaints have been filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controls PayPal, the defendants have breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio is unfair and inadequate. The plaintiffs in each lawsuit seek, among other things, an injunction against the consummation of the merger and an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

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

Item 4:     Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on June 5, 2002. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and, if applicable, the number of broker non-votes with respect to each matter. The two directors proposed by eBay for re-election were elected to new, three-year terms by the following vote:

Director Name	Director Shares Voted For	Shares Withheld Authority

Scott D. Cook	247,978,287	7,215,692
Robert C. Kagle	251,307,675	3,886,304

      The stockholders approved an amendment to our 1999 Global Equity Incentive Plan increasing the number of shares that could be issued under such plan by five million shares: Shares voted for: 163,454,373; Shares voted against: 61,202,137; Shares abstaining: 266,874; Broker non-votes: 30,270,595.

      The stockholders approved an amendment to our 2001 Equity Incentive Plan increasing the number of shares that could be issued under such plan by 15 million shares: Shares voted for: 166,402,848; Shares voted against: 58,242,913; Shares abstaining: 277,623; Broker non-votes: 30,270,595.

      The stockholders approved the appointment of our auditors: shares voted for: 252,226,369; Shares voted against: 2,891,383; Shares abstaining: 76,227.

Item 5:     Other Information

      Not applicable.

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      10.21 Supplemental Retention Bonus Plan between Registrant and William C. Cobb, dated as of April 14, 2002. (FILED HEREWITH)

      (b) Reports on Form 8-K.

      On July 8, 2002, we filed a report on Form 8-K announcing we had entered into an Agreement and Plan of Merger, dated as of July 7, 2002, with PayPal, Inc.

      On July 11, 2002, we filed a report on Form 8-K announcing two purported class action complaints that were filed on July 8, 2002 and July 9, 2002, respectively, related to the announced merger of eBay Inc. and PayPal Inc., naming eBay Inc. as a co-defendant.

      On July 12, 2002, we filed a report on Form 8-K announcing a purported class action complaint that was filed on July 10, 2002, related to the announced merger of eBay Inc. and PayPal, Inc., naming eBay Inc. as a co-defendant.

      On July 12, 2002, we filed a report on Form 8-K announcing a purported class action complaint that was filed on July 10, 2002, related to the announced merger of eBay Inc. and PayPal, Inc., naming eBay Inc. as a co-defendant.

      On July 26, 2002, we filed a report on Form 8-K announcing a purported class action complaint that was filed on July 23, 2002, related to the announced merger of eBay Inc. and PayPal, Inc., naming eBay Inc. as a co-defendant.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2002

eBay Inc.

Principal Executive Officer:
By:	/s/ MARGARET C. WHITMAN ---------------------------------------------------- Margaret C. Whitman President and Chief Executive Officer
Principal Financial Officer:
By:	/s/ RAJIV DUTTA ---------------------------------------------------- Rajiv Dutta Senior Vice President, Chief Financial Officer
Principal Accounting Officer:
By:	/s/ MARK J. RUBASH ---------------------------------------------------- Mark J. Rubash Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.21	Supplemental Retention Bonus Plan between Registrant and William C. Cobb, dated as of April 14, 2002.