Form 10-Q
period 2002-09-30
EBAY INC
filed 2002-11-14
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002.
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

      As of October 31, 2002, there were 308,732,085 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I:     FINANCIAL INFORMATION

ITEM 1:     Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2001	2002

	(In thousands, except par values)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523,969	$748,623
Short-term investments	199,450	97,430
Accounts receivable, net	101,703	138,378
Other current assets	58,683	59,730

Total current assets	883,805	1,044,161
Long-term investments	286,998	439,962
Restricted cash and investments	129,614	130,026
Property and equipment, net	142,349	164,990
Goodwill	187,829	249,856
Intangible assets, net	10,810	9,582
Deferred tax assets	21,540	18,101
Other assets	15,584	23,887

	$1,678,529	$2,080,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,235	$32,697
Accrued expenses and other current liabilities	94,593	128,245
Deferred revenue and customer advances	15,583	16,771
Short-term debt	16,111	108
Income taxes payable	20,617	17,721

Total current liabilities	180,139	195,542
Long-term debt	12,008	9,363
Other liabilities	19,493	21,077
Minority interests	37,751	31,233

Total liabilities	249,391	257,215

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized; 277,259 and 282,929 shares issued and outstanding	277	283
Additional paid-in capital	1,275,240	1,475,801
Unearned stock-based compensation	(2,367)	(85)
Retained earnings	164,633	327,479
Accumulated other comprehensive income (loss)	(8,645)	19,872

Total stockholders’ equity	1,429,138	1,823,350

	$1,678,529	$2,080,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$194,425	$288,779	$529,420	$800,172
Cost of net revenues	34,953	45,374	94,827	131,212

Gross profit	159,472	243,405	434,593	668,960

Operating expenses:
Sales and marketing	66,267	88,008	181,920	240,916
Product development	20,177	24,163	53,565	72,816
General and administrative	27,606	39,352	74,538	108,441
Payroll expense on employee stock options	749	526	1,561	2,636
Amortization of acquired intangible assets	12,024	1,239	24,201	3,877

Total operating expenses	126,823	153,288	335,785	428,686

Income from operations	32,649	90,117	98,808	240,274
Interest and other income (expense), net	9,302	8,729	34,427	25,117
Interest expense	(458)	(50)	(2,129)	(1,433)
Impairment of certain equity investments	(6,324)	(2,600)	(16,245)	(3,781)

Income before income taxes and minority interests	35,169	96,196	114,861	260,177
Provision for income taxes	(19,268)	(34,314)	(55,971)	(97,011)
Minority interests in consolidated companies	2,937	(879)	5,623	(271)

Net income	$18,838	$61,003	$64,513	$162,895

Net income per share:
Basic	$0.07	$0.22	$0.24	$0.58

Diluted	$0.07	$0.21	$0.23	$0.57

Weighted average shares:
Basic	271,236	282,267	267,116	280,448

Diluted	282,317	286,591	279,614	285,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)
Net income	$18,838	$61,003	$64,513	$162,895

Other comprehensive income (loss):
Foreign currency translation	4,167	(3,474)	(925)	29,755
Unrealized gains (losses) on investments, net	501	1,531	2,524	1,262
Investment losses included in net income	1,411	10	3,799	10
Unrealized gains (losses) on cash flow hedges	(4,005)	(2,403)	(5,275)	(3,033)
Estimated tax benefit (provision)	837	253	(419)	523

Net change in other comprehensive income (loss)	2,911	(4,083)	(296)	28,517

Comprehensive income before cumulative effect of change in accounting principle	21,749	56,920	64,217	191,412
Cumulative effect of change in accounting principle, net of tax	—	—	(2,626)	—

Comprehensive income	$21,749	$56,920	$61,591	$191,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$64,513	$162,895
Adjustments:
Provision for doubtful accounts and authorized credits	18,830	18,917
Depreciation and amortization	59,916	48,560
Amortization of unearned stock-based compensation	2,184	727
Tax benefit on the exercise of employee stock options	53,822	96,586
Impairment of certain equity investments	16,245	3,781
Minority interests and other	(7,730)	(4,572)
Changes in assets and liabilities:
Accounts receivable	(39,680)	(54,021)
Other current assets	1,889	(6,936)
Other non-current assets	(5,214)	(4,062)
Deferred tax assets	2,041	3,418
Accounts payable	(6,689)	1,960
Accrued expenses and other liabilities	7,010	32,153
Deferred revenue and customer advances	1,436	653
Income taxes payable	(144)	(3,018)

Net cash provided by operating activities	168,429	297,041

Cash flows from investing activities:
Purchases of property and equipment	(43,677)	(94,420)
Purchases of investments	(350,292)	(578,082)
Maturities and sales of investments	522,431	536,467
Purchases of intangibles and certain non-current assets	(2,065)	—
Proceeds from sale of subsidiary and property and equipment	4,560	9,529
Acquisitions, net of cash acquired	(111,730)	(54,610)

Net cash provided by (used in) investing activities	19,227	(181,116)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	56,869	104,126
Principal payments on long-term debt	(21,839)	(3,793)

Net cash provided by financing activities	35,030	100,333

Effect of exchange rate changes on cash and cash equivalents	(830)	8,396

Net increase in cash and cash equivalents	221,856	224,654
Cash and cash equivalents at beginning of period	201,873	523,969

Cash and cash equivalents at end of period	$423,729	$748,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies:

     The Company

      eBay Inc. was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of September 30, 2002, we operated websites localized for the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online marketplace permits sellers to list items for sale, buyers to immediately purchase or bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week.

      On October 3, 2002, we completed our acquisition of PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is headquartered in Mountain View, California. The PayPal financial statements will be included in our consolidated financial statements effective with the October 3, 2002 acquisition date.

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

     Principles of Consolidation and Basis of Presentation

      The accompanying condensed consolidated financial statements as of December 31, 2001 and September 30, 2002, and for the three and nine months ended September 30, 2001 and 2002, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of September 30, 2002, and our results of operations and cash flows for the three and nine months ended September 30, 2001 and 2002, respectively. These condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2002. Our balance sheet as of December 31, 2001, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Our results for the three and nine months ended September 30, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002. The accompanying condensed consolidated financial statements include the accounts of eBay and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

     New Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 and No. 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, the standards require that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

      We adopted SFAS No. 142 in the first quarter of 2002, and no longer amortize goodwill. This accounting change eliminates annual goodwill amortization of approximately $55.3 million, based on anticipated amortization that would have been incurred for fiscal year 2002 under the prior accounting standard. At September 30, 2002, unamortized goodwill approximated $249.9 million. We will evaluate goodwill for possible impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. We have completed the first step of the transitional goodwill impairment test required by SFAS No. 142 and have determined that no potential impairment presently exists. However, no assurances can be given that future goodwill impairment assessments will not result in charges to our operating results.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is “incurred”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

Note 2 — Net Income per Share:

      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprised of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent such shares are dilutive.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Numerator:
Net income available to common stockholders	$18,838	$61,003	$64,513	$162,895

Denominator:
Weighted average shares	273,822	282,268	271,336	280,602
Weighted average unvested common shares subject to repurchase agreements	(2,586)	(1)	(4,220)	(154)

Denominator for basic calculation	271,236	282,267	267,116	280,448
Weighted average effect of dilutive securities:
Warrants	94	—	94	—
Weighted average common shares subject to repurchase agreements	2,586	1	4,220	154
Employee stock options	8,401	4,323	8,184	5,035

Denominator for diluted calculation	282,317	286,591	279,614	285,637

Net income per share:
Basic	$0.07	$0.22	$0.24	$0.58

Diluted	$0.07	$0.21	$0.23	$0.57

      The weighted-average dilutive potential shares that were anti-dilutive and excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2002 amounted to 19.0 million and 18.4 million shares, respectively.

Note 3 — Business Combinations, Goodwill and Intangible Assets

     Acquisition of Remaining Equity Interest in Billpoint

      In January 2002, we purchased the remaining 35% minority interest in our Billpoint subsidiary held by Wells Fargo Bank for approximately $43.5 million in cash, subject to an upward adjustment upon the occurrence of certain specified future events. This acquisition increased our ownership of Billpoint to a 100% interest and was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. Identifiable intangible assets consist of developed technology totaling $1.8 million and are amortized over three years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $35.8 million has been recognized as goodwill.

     EachNet, Inc. Equity Investment

      In March 2002, we purchased a 38% interest in the outstanding common stock of EachNet, Inc., which is a 33% interest on a fully diluted basis, in exchange for $30.0 million in cash. EachNet provides an online marketplace for trading goods and services in the People’s Republic of China. The aggregate purchase price was allocated to net tangible and identifiable intangible assets acquired on the basis of their estimated fair values on the acquisition date. Identifiable intangible assets consist of trade name, customer list, and developed technology totaling $4.7 million, $700,000 and $600,000, respectively. The trade name and

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer list are amortized over 4 years and the existing technology over 2 years. The excess of the purchase price over the fair value of our ownership interest in the identifiable net assets acquired of $25.4 million has been recognized as goodwill.

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

     NeoCom Technology Co., Ltd. Acquisition

      In April 2002, we purchased a 100% interest in NeoCom Technology Co., Ltd. for $11.3 million in cash. NeoCom provides an online Chinese language marketplace for the trading of goods and services in Taiwan. We accounted for this acquisition using the purchase method of accounting. The aggregate purchase price was allocated to net tangible and identifiable intangible assets acquired on the basis of their estimated fair values on the acquisition date. Identifiable intangible assets consist of customer list and developed technology totaling $76,000 and $89,000, respectively. The customer list is amortized over four years and the existing technology over 6 months. The excess of the purchase price over the fair value of our ownership interest in the identifiable net assets acquired of $9.8 million has been recognized as goodwill.

     Goodwill and Intangible Assets

      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill		September 30,
	2001	Acquired	Adjustments	2002

Segments:
Online	$185,208	$45,608	$16,419	$247,235
Offline	2,621	—	—	2,621

	$187,829	$45,608	$16,419	$249,856

      The increase in goodwill during the nine months ended September 30, 2002, resulted from business acquisitions and from foreign currency translation adjustments relating to goodwill associated with prior period acquisitions. The acquisitions of NeoCom and the remaining 35% minority interest in Billpoint resulted in $9.8 and $35.8 million of acquired goodwill, respectively. Foreign currency translation adjustments are included in the adjustments column.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the pro forma impact of excluding goodwill amortization from our operating results (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net income as reported	$18,838	$64,513
Add: Goodwill amortization expense	10,919	21,337

Net income, pro forma	$29,757	$85,850

Basic net income per share:
As reported	$0.07	$0.24
Pro forma	$0.11	$0.32
Diluted net income per share:
As reported	$0.07	$0.23
Pro forma	$0.11	$0.31

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2001			September 30, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other intangible assets:
Developed technologies	$9,076	$(3,643)	$5,433	$11,192	$(6,212)	$4,980
Customer lists	6,525	(2,306)	4,219	7,006	(3,109)	3,897
Trademarks	1,390	(350)	1,040	1,490	(827)	663
All other	973	(855)	118	973	(931)	42

	$17,964	$(7,154)	$10,810	$20,661	$(11,079)	$9,582

      All of our acquired intangible assets are subject to amortization. Intangible assets are comprised of developed technologies, customer lists, trademarks, and other acquired intangible assets including contractual agreements. Developed technologies are being amortized over a weighted average period of approximately three years. Customer bases are being amortized over a weighted average period of approximately five years. Trademarks are being amortized over a weighted average period of approximately three years. Other acquired intangible assets are primarily comprised of contractual agreements and are being amortized over a weighted average period of approximately four years. No significant residual value is estimated for the intangible assets. Aggregate amortization expense for intangible assets totaled $1.1 million and $2.9 million for the three and nine months ended September 30, 2001, respectively, and $1.2 million and $3.9 million for the same periods in 2002.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2002, expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2002	$1,203
2003	3,581
2004	3,088
2005	1,285
2006	425
Thereafter	—

$9,582

     Pro Forma Results of Operations

      In February 2001, we acquired a majority interest in Internet Auction Co., Ltd., a South Korean company, in a $121.9 million cash transaction accounted for as a purchase business combination. The results of operations of Internet Auction have been included in our consolidated financial statements since February 15, 2001.

      In May 2001, we acquired a 100% interest in iBazar S.A. in a $125.6 million cash transaction accounted for as a purchase business combination. The results of operations of iBazar have been included in our consolidated financial statements since May 18, 2001.

      The following unaudited pro forma financial information presents the combined results of eBay, Internet Auction and iBazar as if the acquisitions had occurred as of the beginning of 2001, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net revenues	$194,425	$534,174
Net income	$18,838	$47,197
Net income per share:
Basic	$0.07	$0.18
Diluted	$0.07	$0.17

      The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay, Internet Auction and iBazar constituted a consolidated entity during such periods.

Note 4 — Segment Information:

      We have identified two reporting segments: online services and offline services. The online services segment consists of our online trading platforms in the United States and internationally as well as the various features offered through such platforms, including electronic payments, photo hosting, Buy-It-Now, third-party advertising and end-to-end services. The offline services segment consists of the operations of Butterfields Auctioneers Corporation and Kruse International.

      On July 31, 2002, we signed an agreement to sell our Butterfields traditional auction business. The agreement included the sale of 100% of Butterfields stock, including the traditional auction business, and certain real estate occupied by Butterfields in San Francisco and Los Angeles. The sale of Butterfields and its wholly-owned financing subsidiary closed on July 31, 2002 and we recognized an immaterial gain on this sale

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the three months ended September 30, 2002. The sale of certain real estate occupied by Butterfields closed in the fourth quarter of 2002 and we recognized an immaterial gain on this sale that will be reflected in our consolidated financial statements for the periods ended December 31, 2002.

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

	Three Months Ended September 30,

	2001			2002

	Online	Offline	Consolidated	Online	Offline	Consolidated

Net revenues from external customers	$185,448	$8,977	$194,425	$284,741	$4,038	$288,779

Operating income (loss), as adjusted	$46,856	$(1,015)	$45,841	$93,533	$(1,321)	$92,212
Interest and other income and expense, net	9,258	44	9,302	7,590	1,139	8,729
Impairment of certain equity investments	(6,324)	—	(6,324)	(2,600)	—	(2,600)
Interest expense	(10)	(448)	(458)	(5)	(45)	(50)
Amortization of certain non-cash items	(13,087)	(105)	(13,192)	(2,082)	(13)	(2,095)

Income (loss), as adjusted	$36,693	$(1,524)	$35,169	$96,436	$(240)	$96,196

	Nine Months Ended September 30,

	2001			2002

	Online	Offline	Consolidated	Online	Offline	Consolidated

Net revenues from external customers	$502,809	$26,611	$529,420	$779,405	$20,767	$800,172

Operating income (loss), as adjusted	$127,618	$(848)	$126,770	$249,883	$(2,634)	$247,249
Interest and other income and expense, net	35,155	(728)	34,427	22,464	2,653	25,117
Impairment of certain equity investments	(16,245)	—	(16,245)	(3,781)	—	(3,781)
Interest expense	(1,681)	(448)	(2,129)	(19)	(1,414)	(1,433)
Amortization of certain non-cash items	(27,699)	(263)	(27,962)	(6,937)	(38)	(6,975)

Income (loss), as adjusted	$117,148	$(2,287)	$114,861	$261,610	$(1,433)	$260,177

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net revenues:
United States net revenues	$164,194	$212,585	$455,349	$607,118
International net revenues	30,231	76,194	74,071	193,054

Total	$194,425	$288,779	$529,420	$800,172

	December 31, 2001			September 30, 2002

	Online	Offline	Consolidated	Online	Offline	Consolidated

Total assets	$1,588,913	$89,616	$1,678,529	$2,032,000	$48,565	$2,080,565

	December 31,	September 30,
	2001	2002

Total assets:
United States	$1,355,968	$1,614,510
International	322,561	466,055

Total	$1,678,529	$2,080,565

Note 5 — Investments:

      At December 31, 2001 and September 30, 2002, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2001

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$149,446	$724	$(2)	$150,168
Government securities	10,700	—	(2)	10,698
Time deposits and other	38,584	—	—	38,584

Total	$198,730	$724	$(4)	$199,450

Long-term investments:
Restricted cash and investments	$129,181	$433	$—	$129,614
Municipal bonds and notes	8,148	25	(2)	8,171
Government securities	251,132	1,258	(268)	252,122
Equity instruments and other	26,557	148	—	26,705

Total	$415,018	$1,864	$(270)	$416,612

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2002

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$59,181	$65	$—	$59,246
Government securities	15,700	17	—	15,717
Time deposits and other	22,398	69	—	22,467

Total	$97,279	$151	$—	$97,430

Long-term investments:
Restricted cash and investments	$129,696	$330	$—	$130,026
Municipal bonds and notes	4,114	37	—	4,151
Government securities	378,511	3,176	—	381,687
Equity instruments and other	54,232	182	(290)	54,124

Total	$566,553	$3,725	$(290)	$569,988

      Restricted cash and investments consist of $71.4 million of time deposits and $58.6 million of U.S. government agency securities. The estimated fair values of short and long-term investments classified by date of contractual maturity at September 30, 2002, are as follows (in thousands):

September 30, 2002

Due within one year or less	$97,430
Due after one year through two years	229,857
Due after two years through three years	155,981
Due after three years through four years	—
Restricted cash and investments expiring in less than five years	130,026
Equity investments	54,124

$667,418

      During the three and nine month periods ended September 30, 2001, we recognized charges of $6.3 million and $16.2 million, respectively, to reflect the decline in fair value of certain of our equity investments. During the three and nine month periods ended September 30, 2002, we recognized charges of $2.6 million and $3.8 million, respectively. These impairment losses were identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Property and Equipment:

	December 31, 2001	September 30, 2002

	(In thousands)
Property and equipment, net:
Computer equipment and software	$163,137	$216,003
Land and buildings	60,725	35,722
Corporate aircraft	—	30,459
Furniture and fixtures	15,891	16,664
Leasehold improvements	12,348	14,258
Vehicles and other	11,930	183

	264,031	313,289
Accumulated depreciation and amortization	(121,682)	(148,299)

	$142,349	$164,990

      During the three and nine month periods ended September 30, 2002, we capitalized $5.1 million and $13.0 million, respectively, of software development costs associated with the development of site features and functionality improvements, the development of our “V3” platform architecture and the development of seller tools. At December 31, 2001 and September 30, 2002, unamortized software development costs totaled $10.8 million and $20.2 million, respectively.

Note 7 — Commitments and Contingencies:

     Legal Matters

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany and has been heard. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. A decision is expected in December 2002. In the event of an unfavorable ruling against us, we intend to appeal such decision.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patent and the court has issued its findings. The court has also granted in part one of our motions for summary judgment and denied the others and has given us leave to amend our answer to include a claim of fraud on the patent office. Trial is now scheduled for April 23, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a transaction and seeking a permanent injunction and damages. PayPal intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

      On August 16, 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill relating to electronic catalog systems and methods for producing data at a remote location, updating that data and displaying that data. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On February 20, 2002, PayPal was sued in California state court in a proposed class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff on June 6, 2002. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a proposed class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Three purported class action complaints were filed following announcement of the PayPal merger in July in the court of Chancery in the State of Delaware in and for New Castle County by alleged stockholders of PayPal. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controlled PayPal prior to the execution of their merger agreement, the defendants have breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio in the merger is unfair and inadequate. The plaintiffs seek, among other things, an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. We have been notified of several potential disputes and are subject to a suit by Tumbleweed Communications Corporation that is currently ongoing. These claims, whether meritorious or not, could be

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

Note 8 — Employee Stock Benefit Plans:

     Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. No shares were purchased during the three months ended September 30, 2002 and September 30, 2001. During the nine months ended September 30, 2002, employees purchased 80,020 shares at an average price of $45.05 per share. During the same period in 2001, employees purchased 57,016 shares at an average price of $42.82 per share. At September 30, 2002, approximately 1.7 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan will be increased automatically by the number of shares purchased under this plan in the preceding calendar year.

     Stock Option Plans

      We have stock option plans for directors, officers and employees, under which we have made to date only nonqualified and incentive stock option grants. These stock options generally vest 25% one year from the date of grant and the remainder vests at a rate of 2.08% per month and expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. At September 30, 2002, stock options for 26.1 million shares were available for future grant.

      The following table summarizes activity under our stock option plans for the three and nine months ended September 30, 2001 and 2002 (shares in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001		2002		2001		2002

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	36,720	$42.35	37,433	$51.81	26,249	$38.99	35,097	$46.24
Granted	2,976	60.66	3,413	56.21	18,486	46.00	11,374	57.43
Exercised	(1,662)	20.00	(1,300)	27.35	(4,204)	12.79	(5,504)	18.24
Cancelled	(769)	61.13	(1,854)	55.24	(3,267)	50.41	(3,275)	55.63

Outstanding at end of period	37,265	44.42	37,692	52.89	37,264	44.42	37,692	52.89

Options exercisable at end of period	10,183	$40.38	13,729	$50.95	10,183	$40.38	13,729	$50.95

Weighted average grant date fair value of options granted during period		$36.94		$29.46		$27.36		$31.56

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes information about fixed stock options outstanding at September 30, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ 0.01 – $ 36.19	3,415	6.4 years	$9.19	2,733	$4.15
$36.94 – $ 40.06	7,542	8.3	39.91	1,856	39.88
$41.63 – $ 55.23	6,922	8.8	51.50	1,497	48.14
$55.56 – $ 59.00	6,655	9.3	57.91	1,052	58.04
$59.01 – $ 66.91	6,342	8.5	62.11	2,188	62.62
$66.91 – $116.31	6,816	7.3	77.05	4,403	78.15

	37,692	8.3	$52.89	13,729	$50.95

     Fair Value Disclosures

      We calculated the fair value of each option on the date of grant and the fair value of each employee stock purchase share on the first day of each plan period using the Black-Scholes option pricing model using the following assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

Risk-free interest rates	3.60%	2.13%	3.60%	3.54%
Expected lives (in years)	3	3	3	3
Dividend yield	0%	0%	0%	0%
Expected volatility	81%	68%	81%	70%

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For options granted prior to our initial public offering, the fair value of option grants was determined using the Black-Scholes option pricing model with a zero volatility assumption. For options granted subsequent to our initial public offering, the fair value of option grants was determined using the Black-Scholes option pricing model with volatility assumptions based on actual or expected fluctuations in the price of our common stock. Generally accepted accounting principles provide companies with the option of either recognizing the fair value of option grants as an operating expense or disclosing the impact of fair value accounting in a note to the financial statements. Consistent with predominant industry practice, we have elected to disclose the impact of fair value accounting for option grants. Had we elected to recognize the fair value of option grants as an operating expense, our reported net income would have been substantially reduced, as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net income:
As reported	$18,838	$61,003	$64,513	$162,895
Pro forma	$(7,420)	$18,243	$(6,183)	$41,330
Net income per share — basic:
As reported	$0.07	$0.22	$0.24	$0.58
Pro forma	$(0.03)	$0.06	$(0.02)	$0.15
Net income per share — diluted:
As reported	$0.07	$0.21	$0.23	$0.57
Pro forma	$(0.03)	$0.06	$(0.02)	$0.14

Note 9 — Subsequent Events:

     PayPal, Inc. Merger

      On October 3, 2002, we completed our acquisition of PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is headquartered in Mountain View, California. We acquired PayPal to provide a significantly improved customer experience to eBay’s users by making their trading experience easier, safer, and faster. The PayPal financial statements will be included in our consolidated financial statements effective with the October 3, 2002 acquisition date.

      The purchase price reflects the issuance of approximately 24,000,000 shares of our common stock to PayPal stockholders using a fixed exchange ratio of 0.39 shares of our common stock for each PayPal share of common stock outstanding on October 3, 2002. In addition, we assumed PayPal’s outstanding stock options. The fair value of the shares of our common stock issued and PayPal options assumed is based on a per share value of $57.92, which is equal to our weighted average closing share price for the five trading days surrounding the July 8, 2002 acquisition announcement date. Total purchase price is comprised of the following (in thousands):

Fair value of eBay common stock issued	$1,379,944
Fair value of PayPal stock options assumed by eBay	102,820
Estimated acquisition related costs	16,000

Aggregate purchase price	$1,498,764

      The estimated acquisition related costs consist primarily of investment banking fees, legal and accounting fees, printing costs, and other directly related costs. To the extent that actual costs differ from these estimates, such differences will be recorded as an adjustment to the acquired goodwill.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the allocation of the aggregate purchase price to the acquired net assets of PayPal. This allocation is based on management’s estimates and third-party valuations of the fair value of PayPal’s net assets as of the closing date, October 3, 2002. The estimates will continue to be refined and any corresponding adjustments will be recorded as adjustments to acquired goodwill.

      Preliminary purchase price allocation (in thousands):

Net tangible assets	$103,886
Identifiable intangible assets	277,000
Deferred tax liability	(110,800)
Unearned stock-based compensation related to stock options	10,661
Goodwill	1,218,017

Aggregate purchase price	$1,498,764

      Net tangible assets were valued at their respective carrying amounts as management believes that these amounts approximate their current fair values.

      Management valued the identifiable intangible assets acquired using a preliminary valuation performed by an independent appraiser. The identifiable intangible assets consist of customer list, trade name and developed technology totaling $196.9 million, $63.6 million and $16.5 million, respectively. The acquired intangible assets of PayPal will be amortized over the following estimated useful lives: customer list — seven years; trade name — seven years; and developed technology — three years. This allocation will result in annual amortization of approximately $28.1 million for customer list, $9.1 million for trade name and $5.5 million for existing technology.

      The $10.7 million of unearned stock-based compensation represents the unearned portion, as of October 3, 2002, of the intrinsic value of PayPal’s unvested common stock options assumed in the merger. For purposes of purchase price allocation, PayPal’s outstanding options that vested solely as a result of the proposed merger were deemed to be vested as of the October 3, 2002 acquisition date. The unearned stock-based compensation relating to the unvested options will be amortized on an accelerated basis over the remaining vesting period of less than one year to three years, consistent with the graded vesting approach described in FASB Interpretation No. 28.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

      In connection with the acquisition of PayPal, management has begun to assess and formulate an integration plan to exit certain activities of both eBay and PayPal. Preliminary plans include the elimination of redundant contracts, phase-out of eBay Payments by Billpoint, discontinuance of PayPal’s online gaming payment processing and other efforts aimed at achieving operational synergies. We expect to adopt a formal integration plan after our assessment is complete, likely in the first quarter of 2003. Costs related to the integration plan will be accounted for as charges to our statement of income or adjustment to the purchase price allocation in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and EITF Issue Number 95-3, “Recognition of Liabilities in Connection with a Business Combination.”

     Acquisition of Remaining Equity Interest in eBay Australia & New Zealand Pty. Ltd.

      In October 2002, we purchased the remaining 50% interest in our eBay Australia & New Zealand joint venture held by ecorp Limited for approximately $65 million in cash. This acquisition increased our ownership of this entity to a 100% interest and was accounted for using the purchase method of accounting. While we

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have not finalized our basis for allocating the purchase price, it is expected that a substantial portion of the purchase price will be accounted for as goodwill.

     Proposed Sale of Kruse

      In October 2002, we announced our intent to sell Kruse and complete our divestiture of our offline operations. We do not expect any sale of Kruse to have a material impact on our consolidated financial statements.

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

      On October 3, 2002, we completed our acquisition of PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is headquartered in Mountain View, California. The PayPal financial statements will be included in our consolidated financial statements effective with the October 3, 2002 acquisition date.

Other Significant Matters Impacting the Forecasting of Future Results

      It is difficult for us to forecast revenues or earnings accurately, and our operating results in one or more future quarters may fall below the expectations of securities analysts or investors. Although accurate revenue forecasts are difficult, we do believe that our business is seasonal as many of our users reduce their activities on our website during the Thanksgiving (in the U.S.) and Christmas holidays, during national events and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our users’ shift to more “practical” items may cause our seasonal patterns to look more like those of a typical retailer. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

      On July 31, 2002, we signed an agreement to sell our Butterfields traditional auction business. The agreement included the sale of 100% of Butterfields stock, including the traditional auction business, and certain real estate occupied by Butterfields in San Francisco and Los Angeles. The sale of Butterfields and its wholly-owned financing subsidiary closed on July 31, 2002 and we recognized an immaterial gain on this sale during the three months ended September 30, 2002. The sale of certain real estate occupied by Butterfields closed in the fourth quarter of 2002 and we recognized an immaterial gain on this sale that will be reflected in our consolidated financial statements for the periods ended December 31, 2002.

      In October 2002, we announced our intent to sell Kruse and complete our divestiture of our offline operations. We do not expect any sale of Kruse to have a material impact on our consolidated financial statements.

      Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. However, we manage our expenses as fixed, variable and discretionary costs. Costs that are largely fixed include employee compensation across all cost and expense categories, and facility and site operations. Costs that are largely variable include provisions for doubtful accounts receivable and authorized customer credits, customer support and Internet connectivity. Costs that allow significant discretion as to timing and amount include marketing and business development promotions, acquisition related costs and business expansion costs. In general, we expect costs to increase in absolute dollars across all income statement categories in the last quarter of 2002.

Results of Operations

     Net Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Online revenues:
Transactions	$152,274	$263,599	73%	$423,725	$712,570	68%
Third party advertising	25,046	15,046	(40)%	55,674	50,779	(9)%
End-to-end services	8,128	6,096	(25)%	23,410	16,056	(31)%

Total online revenues	185,448	284,741	54%	502,809	779,405	55%
Offline revenues	8,977	4,038	(55)%	26,611	20,767	(22)%

Total revenues	$194,425	$288,779	49%	$529,420	$800,172	51%

Net revenues:
U.S. revenue	$164,194	$212,585	29%	$455,349	$607,118	33%
International revenue	30,231	76,194	152%	74,071	193,054	161%

Total revenues	$194,425	$288,779	49%	$529,420	$800,172	51%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In millions, except percentages)
Supplemental Operating Data
Confirmed registered users	37.6	54.9	46%	37.6	54.9	46%
Number of items listed	108.8	159.6	47%	296.5	442.8	49%
Gross merchandise sales	$2,355	$3,763	60%	$6,583	$10,268	56%

      Our net revenues result from fees associated with our online and offline services. Online transaction revenues are derived primarily from listing, feature and final value fees paid by sellers, final value fees paid by buyers for “premium” priced items, electronic payment processing and photo hosting. In addition, online net revenues include revenues from third-party advertising and end-to-end services. Third-party advertising and end-to-end services revenues are highly concentrated among a few customers and are subject to considerable uncertainty. See “Risk Factors — Our revenues from third-party advertising and end-to-end services are subject to factors beyond our control and are expected to decrease.” Offline revenues are derived from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication.

      The growth in net revenues for the three and nine month periods ended September 30, 2002 was primarily the result of increased online auction transaction volume, reflected in the growth in the number of registered users, listings and gross merchandise sales from both U.S. and international operations. Fee increases in the U.S. on January 31, 2002, and fee increases in various other international locations during 2001 and 2002 also had a positive impact on revenues. Overall, we experienced growth across most of our categories, with particularly strong growth in gross merchandise sales in practical categories such as motors, computers and consumer electronics. Our ten largest categories in terms of gross merchandise sales during the nine months ended September 30, 2002 were: eBay Motors, Computers, Consumer Electronics, Books/ Movies/ Music, Sports, Collectibles, Clothing and Accessories, Toys, Jewelry and Gemstones, and Photo.

      Revenues from third-party advertising during the three and nine months ended September 30, 2002 decreased compared to the same period in 2001, primarily attributable to the general softening in the online advertising market. Revenues from third-party advertising represented 5% and 6% of total net revenues during the three and nine-month periods ended September 30, 2002, respectively. These percentages represent a decrease from the 13% and 11% levels for the comparative periods of 2001. We continue to view our business as primarily transaction driven and we expect third-party advertising revenues in future periods to decrease both in absolute dollars and as a percentage of total net revenues.

      Our third-party advertising revenues are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Revenue from barter arrangements totaled $2.5 million for the three months ended September 30, 2002 and $7.6 million for the nine months then ended. Revenues from barter arrangements totaled $4.2 million and $7.1 million for the same periods in 2001. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to three years, but the term is generally one week to three months. Third-party advertising revenues may be affected by the financial condition of our customers and by the softening of demand for online advertising in general. Recently, the industry pricing of online advertisements has deteriorated. Our third-party advertising revenues are dependent in significant part on the performance of AOL’s sales force as AOL-generated advertising revenue represents 83% of total advertising revenue, over which we do not have control. Reduction in third-party advertising, whether due to softening of the demand for online advertising in general or particular problems facing parties with whom we have contractual arrangements, could adversely affect our operating results. At this time, we expect such revenues to decrease substantially on an absolute basis in the fourth quarter of 2002 and in 2003 relative to 2002.

      Revenues from end-to-end services during the three and nine-month periods ended September 30, 2002 decreased compared to the same periods in 2001. End-to-end services revenues include various amounts received from third parties that provide transaction services to eBay users. End-to-end services revenues represented 2% of total net revenues during the three and nine-month periods ended September 30, 2002. End-to-end services as a percentage of revenues decreased from 4% for the comparative periods of 2001. As end-to-end services revenues are contractual and are largely dependent upon our users’ adoption of third-party products and services, we expect end-to-end services revenues in the future to fluctuate from period to period, however, in general, we expect these revenues to decrease as a percentage of total revenues and in absolute dollars.

      International net revenues have grown as a percentage of consolidated net revenues for the three and nine months ended September 30, 2002 over the same periods in 2001. This growth is primarily the result of strong transaction growth from sellers in Germany, the United Kingdom and South Korea. International revenues represented 26% and 24% of total net revenues during the three and nine-month periods ended September 30, 2002, respectively. This represents an increase from the 16% and 14% for the comparative periods of 2001. We expect the trend of increasing international net revenues to continue as we continue the development and deployment of our global marketplace.

      Offline revenues are comprised of revenues from our Butterfields and Kruse traditional auction businesses.

      On July 31, 2002, we signed an agreement to sell our Butterfields traditional auction business. The agreement included the sale of 100% of Butterfields stock, including the traditional auction business, and certain real estate occupied by Butterfields in San Francisco and Los Angeles. The sale of Butterfields and its wholly-owned financing subsidiary closed on July 31, 2002 and we recognized an immaterial gain on this sale during the three months ended September 30, 2002. The sale of certain real estate occupied by Butterfields closed in the fourth quarter of 2002 and we recognized an immaterial gain on this sale that will be reflected in our consolidated financial statements for the periods ended December 31, 2002.

      In October 2002, we announced our intent to sell Kruse and complete our divestiture of our offline operations. We do not expect any sale of Kruse to have a material impact on our consolidated financial statements.

      During the three and nine months ended September 30, 2002, offline revenues decreased in absolute dollars primarily as a result of the sale of our Butterfields subsidiary. The year-over-year decline in revenues at Butterfields prior to its sale also contributed to the decrease in offline revenues. We expect future offline revenues to be insignificant.

     Cost of Net Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Cost of net revenues	$34,953	$45,374	30%	$94,827	$131,212	38%
As a percentage of net revenues	18%	16%		18%	16%

      Cost of net revenues for our online business consists primarily of costs associated with customer support, site operations and payment processing. Significant cost components include employee compensation and facilities costs for customer support, site operations employee compensation, Internet connectivity charges, depreciation of site equipment, payment processing fees, amortization of capitalized website development costs, costs to provide end-to-end services and corporate overhead allocations. Cost of net revenues for our offline business consists primarily of employee compensation for auction, appraisal and customer support personnel as well as direct auction costs such as event site rentals.

      Cost of net revenues increased in absolute dollars but decreased as a percentage of net revenues. The increase in absolute dollars was due almost entirely to our online business as we continued to develop and expand our customer support and site operations departments. The increases were primarily the result of personnel costs, depreciation of the equipment required for site operations, software licensing fees, Internet connectivity charges, depreciation of required capitalized major site and product development costs, and the increased costs associated with acquired businesses. The decrease in cost of net revenues as a percentage of net revenues resulted from a combination of strong revenue growth, cost management initiatives and lower technology costs in site operations largely offset by investments in our international customer support infrastructure and our disaster recovery site, and the sale of our lower margin Butterfields operations. We expect the cost of net revenues to increase in absolute dollars and as a percentage of net revenues in the last quarter of 2002, as a result of our expected online transaction growth and the impact of PayPal’s lower margin operations. These cost increases are expected to be partially offset by cost efficiencies in customer support and site operations.

     Operating Expenses

     Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Sales and marketing	$66,267	$88,008	33%	$181,920	$240,916	32%
As a percentage of net revenues	34%	30%		34%	30%

      Sales and marketing expenses for both the online and offline businesses are comprised primarily of employee compensation for our category development and marketing staff, advertising, tradeshow and other promotional costs, certain trust and safety programs and corporate overhead allocations.

      The growth in absolute dollars was primarily the result of: growth in online and offline advertising for our U.S. and international operations; employee compensation costs; continued international expansion; costs of outside services and consultants; costs associated with acquired businesses; costs of eBay Live, our user community event; and miscellaneous user and promotional costs. The decrease in sales and marketing expense as a percentage of net revenues resulted from a combination of strong revenue growth, lower online advertising prices paid and selective identification of key markets for spending. Sales and marketing expenses are expected to increase in absolute dollars in the last quarter of 2002 due to expanded marketing initiatives to support our revenue growth. However, we expect sales and marketing expenses to decrease as a percentage of net revenues in the last quarter of 2002, as a result of cost efficiencies from the integration of PayPal.

     Product Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Product development	$20,177	$24,163	20%	$53,565	$72,816	36%
As a percentage of net revenues	10%	8%		10%	9%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations.

      Our product development expenses increased in absolute dollars, but decreased as a percentage of net revenues for the three and nine months ended September 30, 2002 compared to the same periods of 2001. The increase in product development expenses was primarily a result of increases in employee compensation costs and depreciation costs for equipment used in research and development. Additionally, we recorded $5.1 million of required capitalization of major site and product development costs during the three months ended September 30, 2002 and $12.7 million during the nine months ended September 30, 2002. Comparatively, we capitalized $1.5 million in the three months ended September 30, 2001 and $3.5 million during the nine months ended September 30, 2002. The increase in capitalized software development costs resulted from the development of site features and functionality improvements, the development of our “V3” platform architecture, and the development of seller tools. Product development expenses are expected to increase in absolute dollars in the last quarter of 2002, as we continue to improve site functionality and expand operations both domestically and internationally. However, we expect product development expenses in the last quarter of 2002 to remain generally consistent with current levels as a percentage of net revenues.

     General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
General and administrative	$27,606	$39,352	43%	$74,538	$108,441	45%
As a percentage of net revenues	14%	14%		14%	14%

      General and administrative expenses consist primarily of employee compensation, provisions for doubtful accounts and authorized customer credits, insurance, fees for external professional advisors and corporate overhead allocations.

      Our general and administrative expenses increased in absolute dollars as a result of the expansion of our business, including operations in new countries and the integration of new businesses. To support the growth of our business, we increased spending in numerous infrastructure functions including trust and safety, finance, legal and human resources. The increase in spending was primarily driven by increases in personnel costs, costs of professional services, and facilities costs. Additionally, we recognized expenses related to the closure of our operations in Japan and costs related to various legal matters. These increases were partially offset by continuing improvements in our accounts receivable collection experience. We expect that general and administrative expenses will increase in absolute dollars in the last quarter of 2002, as we continue to invest in the infrastructure that is necessary to support our business. However, we expect general and administrative expenses in the last quarter of 2002 to remain generally consistent with current levels as a percentage of net revenues.

     Payroll Expense on Employee Stock Options

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Payroll tax expense from employee stock options	$749	$526	(30)%	$1,561	$2,636	69%
As a percentage of net revenues	0%	0%		0%	0%

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

     Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Amortization of acquired intangible assets	$12,024	$1,239	(90)%	$24,201	$3,877	(84)%
As a percentage of net revenues	6%	0%		5%	0%

      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate geographic expansion, enhance the features and functions available to our users and maintain our leading role in online trading. These purchase transactions may result in the creation of intangible assets and lead to a corresponding increase in amortization expense in future periods.

      Amortization of acquired intangible assets during the three and nine months ended September 30, 2002 decreased from the same periods in 2001, primarily as a result of the elimination of goodwill amortization that was included in this expense in 2001 as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

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

      We adopted SFAS No. 142 in the first quarter of 2002, and no longer amortize goodwill. This accounting change eliminates annual goodwill amortization of approximately $55.3 million, based on anticipated amortization that would have been incurred for fiscal 2002 under the prior accounting standard. At September 30, 2002, unamortized goodwill approximated $250.4 million. We will evaluate goodwill on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. We have completed the first step of the transitional goodwill impairment test required by SFAS No. 142 and have determined that no potential impairment presently exists. However, no assurances can be given that future goodwill impairment assessments will not result in charges to our operating results.

      Intangible assets are composed of acquired customer lists, developed technologies, trademarks and other intangible assets. Intangible assets, excluding goodwill, are amortized over estimated useful lives ranging from two to seven years.

      During the first quarter of 2002, we purchased the remaining 35% minority interest in Billpoint held by Wells Fargo for approximately $43.5 million and we also purchased a 38% interest, which is a 33% interest on a fully diluted basis, of EachNet for $30.0 million. During the second quarter of 2002, we purchased a 100% interest in NeoCom for $11.3 million.

      On October 3, 2002, we completed our acquisition of PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is headquartered in Mountain View, California. We acquired PayPal to provide a significantly improved customer experience to eBay’s users by making their trading experience easier, safer, and faster. The PayPal financial statements will be included in our consolidated financial statements effective with the October 3, 2002 acquisition date.

      The purchase price reflects the issuance of approximately 24,000,000 shares of our common stock to PayPal stockholders using a fixed exchange ratio of 0.39 shares of our common stock for each PayPal share of common stock outstanding on October 3, 2002. In addition, we assumed PayPal’s outstanding stock options. The fair value of the shares of our common stock issued and PayPal options assumed is based on a per share value of $57.92, which is equal to our weighted average closing share price for the five trading days surrounding the July 8, 2002 acquisition announcement date. Total purchase price is comprised of the following (in thousands):

Fair value of eBay common stock issued	$1,379,944
Fair value of PayPal stock options assumed by eBay	102,820
Estimated acquisition related costs	16,000

Aggregate purchase price	$1,498,764

      The estimated acquisition related costs consist primarily of investment banking fees, legal and accounting fees, printing costs, and other directly related costs. To the extent that actual costs differ from these estimates, such differences will be recorded as an adjustment to the acquired goodwill.

      The following table summarizes the allocation of the aggregate purchase price to the acquired net assets of PayPal. This allocation is based on management’s estimates and third-party valuations of the fair value of PayPal’s net assets as of the closing date, October 3, 2002. The estimates will continue to be refined and any corresponding adjustments will be recorded as adjustments to acquired goodwill.

Preliminary purchase price allocation (in thousands):
Net tangible assets	$103,886
Identifiable intangible assets	277,000
Deferred tax liability	(110,800)
Unearned stock-based compensation related to stock options	10,661
Goodwill	1,218,017

Aggregate purchase price	$1,498,764

      Net tangible assets were valued at their respective carrying amounts as management believes that these amounts approximate their current fair values.

      Management valued the identifiable intangible assets acquired using a preliminary valuation performed by an independent appraiser. The identifiable intangible assets consist of customer list, trade name and developed technology totaling $196.9 million, $63.6 million and $16.5 million, respectively. The acquired intangible assets of PayPal will be amortized over the following estimated useful lives: customer list — seven years; trade name — seven years; and developed technology — three years. This allocation will result in annual amortization of approximately $28.1 million for customer list, $9.1 million for trade name and $5.5 million for existing technology.

      The $10.7 million of unearned stock-based compensation represents the unearned portion, as of October 3, 2002, of the intrinsic value of PayPal’s unvested common stock options assumed in the merger. For purposes of purchase price allocation, PayPal’s outstanding options that vested solely as a result of the proposed merger were deemed to be vested as of the October 3, 2002 acquisition date. The unearned stock-based compensation relating to the unvested options will be amortized on an accelerated basis over the remaining vesting period of less than one year to three years, consistent with the graded vesting approach described in FASB Interpretation No. 28.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

      In connection with the acquisition of PayPal, management has begun to assess and formulate an integration plan to exit certain activities of both eBay and PayPal. Preliminary plans include the elimination of redundant contracts, phase-out of eBay Payments by Billpoint, discontinuance of PayPal’s online gaming payment processing and other efforts aimed at achieving operational synergies. We expect to adopt a formal integration plan after our assessment is complete, likely in the first quarter of 2003. Costs related to the integration plan will be accounted for as charges to our statement of income or adjustment to the purchase price allocation in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and EITF Issue Number 95-3, “Recognition of Liabilities in Connection with a Business Combination.”

     Non-Operating Items

     Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Interest and other income, net	$9,302	$8,729	(6)%	$34,427	$25,117	(27)%
As a percentage of net revenues	5%	3%		7%	3%

      Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions. Our interest and other income, net decreased in the three and nine months ended September 30, 2002 from the same periods in 2001, as a result of a lower interest rate environment and a decrease in foreign currency exchange transaction gains. The weighted-average interest rate of our investment portfolio was approximately 2.6% and 2.9% in the three and nine months ended September 30, 2002 compared to 4.7% and 5.4% in the same periods of 2001. Although we maintained higher cash, cash equivalents and investment balances during 2002, as a result of increased operating and financing cash flows, the decrease in interest rates resulted in an overall decline in interest income. Additionally, in the three and nine month periods ended September 30, 2002, we experienced a significant decrease in foreign currency exchange transaction gains over the same period in 2001. The decrease in interest and other income is partially offset by gains of $2.2 million for the three months and $3.8 million for the nine months ended September 30, 2002, respectively, from the sale of our Butterfields subsidiary and certain real estate properties. We expect that interest and other income, net will increase as a result of an expected increase in our cash balances generated by positive operating cash flows in the last quarter of 2002 and as a result of an immaterial gain recognized as a result of the October 2002 sale of certain real estate properties occupied by Butterfields.

     Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Interest expense	$458	$50	(89)%	$2,129	$1,433	(33)%
As a percentage of net revenues	0%	0%		0%	0%

      Interest expense consists of interest charges on mortgage notes and capital leases. Our interest expense in the three and nine months ended September 30, 2002 decreased from the same periods in 2001 as a result of lower interest rates related to the variable interest portion of our mortgage notes payable on certain real property related to our Butterfields subsidiary and as a result of a decrease in the average outstanding debt balance due to the elimination of mortgage notes payable in conjunction with the sale of certain other real property related to Butterfields. We expect that our future interest expense will fluctuate as a result of the changing interest rate environment.

     Impairment of Certain Equity Investments

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Impairment of certain equity investments	$6,324	$2,600	(59)%	$16,245	$3,781	(77)%
As a percentage of net revenues	3%	1%		3%	0%

      We recorded impairment charges totaling $2.6 million and $3.8 million in the three and nine months ended September 30, 2002, relating to the impairment in the fair value of certain strategic equity investments. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

     Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Provision for income taxes	$19,268	$34,314	78%	$55,971	$97,011	73%
As a percentage of net revenues	10%	12%		11%	12%
Effective tax rate	51%	36%		46%	37%

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

      The decrease in our effective tax rate to 36% during the three months ended September 30, 2002 from the 38% recorded for the first half of 2002 reflects the increasing profitability of our international operations.

     Minority Interests

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
			Percent			Percent
	2001	2002	Change	2001	2002	Change

	(In thousands, except percentages)
Minority interests	$2,937	$(879)	(130)%	$5,623	$(271)	(105)%
As a percentage of net revenues	2%	0%		1%	0%

      Minority interests in consolidated companies represents the minority investor’s percentage share of income or losses from consolidated subsidiaries.

      The decrease in minority interests during the periods ended September 30, 2002 from the same periods in 2001 primarily resulted from the achievement of profitability by our largest less than wholly-owned consolidated subsidiary in the three months ended September 30, 2002. Additionally, the acquisition of the remaining 35% minority interest in Billpoint previously held by Wells Fargo Bank in the first quarter of 2002 also contributed to the decrease. We expect that minority interests in consolidated companies, in aggregate, will continue to fluctuate in future periods. If the consolidated subsidiaries continue to be profitable, in aggregate, the minority interests adjustment on the statement of income will continue to decrease our net income by the minority investor’s share of the subsidiaries’ net income. If our less than wholly-owned consolidated subsidiaries become unprofitable, the minority interests adjustment will increase our net income by the minority investor’s share of each such subsidiary’s net losses.

Liquidity and Capital Resources

Cash Flows

      Since inception, we have financed operations primarily from net cash generated from operating activities. In addition, we have obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options and proceeds from our initial and follow-on public offerings. During the nine months ended September 30, 2002, we were primarily financed by our income from operations and from the proceeds of stock option exercises.

      Net cash provided by operating activities was $297.0 million during the nine months ended September 30, 2002 and $168.4 million during the same period of 2001. Net cash provided by operating activities resulted primarily from our net income adjusted for non-cash charges for depreciation and amortization, tax benefits on the exercise of stock options, other non-cash charges and partially offset by changes in assets and liabilities.

      Net cash used by investing activities was $181.1 million during the nine months ended September 30, 2002 and net cash provided by investing activities was $19.2 million in the same period of 2001. The primary use for invested cash in the periods presented was for purchases of property and equipment, including the purchase of a building in Salt Lake City, Utah to house our customer service operations center and the purchase of a corporate aircraft, and purchases of investments, net of maturities and acquisitions.

      Net cash provided by financing activities was $100.3 million in the nine months ended September 30, 2002, and $35.0 million in the same period of 2001. The primary use of cash in the periods presented was for principal payments on long-term debt and the primary sources of cash proceeds were from issuances of common stock.

Commitments and Contingencies

      We expect capital expenditures to approximate $36 million in the last quarter of 2002, without taking into account any acquisitions. Of the $36 million, approximately $2 million has been allocated for capital expenditures relating to hardware and software for the development of our new platform architecture. The remaining balance will be used primarily for the purchase of computer hardware of approximately $25 million, computer software of approximately $8 million, and furniture and fixtures, leasehold improvements and other corporate assets of approximately $1 million.

     Subsequent Events

Acquisition of Remaining Equity Interest in eBay Australia & New Zealand Pty. Ltd.

      In October 2002, we purchased the remaining 50% interest in our eBay Australia & New Zealand joint venture held by ecorp Limited for approximately $65 million in cash. This acquisition increased our ownership of this entity to a 100% interest and was accounted for using the purchase method of accounting. Although we have not finalized our basis for allocating the purchase price, it is expected that a substantial portion of the purchase price will be accounted for as goodwill.

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

Risk Factors That May Affect Results of Operations and Financial Condition

      The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed. When we use the terms “we”, “us” or “our” in this section, we mean eBay and its subsidiaries including PayPal and Internet Auction Co., Ltd.

     Our operating results may fluctuate.

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users who list items for sale, who purchase items through our service or who use our payment services and to maintain customer satisfaction;

•	our ability to keep our websites operational at a reasonable cost;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	foreign, federal, state or local government regulation, including investigations prompted by items listed, sold or paid for by our users;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as the credit card associations;

•	the success of our geographical and product expansion;

•	the introduction of new sites, services and products by us or our competitors;

•	volume, size, timing and completion rate of transactions on our websites;

•	consumer willingness to consummate transactions with other users who are not known to them;

•	consumer confidence in the safety and security of transactions on our websites;

•	our ability to upgrade and develop our systems, infrastructure and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to integrate successfully and cost effectively manage our acquisitions, including the acquisition of PayPal;

•	the cost and demand for advertising on our websites;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties (such as photo hosting);

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in our online businesses, including PayPal;

•	our ability to expand our product offerings involving fixed-price trading successfully;

•	the costs and results of litigation that involves us;

•	the results of regulatory decisions that affect us;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our commercial partners and technology suppliers;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, for the trading of products such as those listed on our websites; and

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries.

      Our limited operating history and the increased variety of services offered on our websites makes it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

     We may not maintain profitability.

      We believe that our continued profitability will depend in large part on our ability to do the following:

•	maintain sufficient transaction volume to attract buyers and sellers;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, fraud and chargebacks and international and product expansion;

•	increase the awareness of our brands; and

•	provide our customers with superior community and trading experiences.

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

     Our integration of PayPal may be difficult.

      While eBay has acquired smaller companies in the past, the acquisition of PayPal represents by far the largest acquisition by eBay to date. We expect that the process of integrating PayPal’s business into the eBay platform, and pursuing opportunities for PayPal’s growth outside of the eBay platform, will be relatively difficult and will require significant attention from management. This may divert management’s attention from its focus on eBay’s principal business for an extended period of time. In addition, PayPal will continue to operate as an independent wholly-owned subsidiary of eBay. Because PayPal will be relatively independent, efficient cooperation between eBay and PayPal following the merger will be crucial for a successful integration of PayPal’s business into the eBay platform. PayPal’s pre-merger CEO left the company at the time the merger was consummated and other members of PayPal’s pre-merger management intend to leave after relatively short transition periods. Accordingly, PayPal’s new chief executive officer and certain other members of its management have, or will have, only limited experience with PayPal. There can be no assurance that PayPal’s business will be integrated into the eBay platform in a timely and efficient manner or that any of the anticipated benefits of the merger will be realized. If these benefits are not realized, our business and operating results will be harmed.

     There are many risks associated with our international operations.

      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada and Korea, has also become critical to our revenues and profits. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In many countries, we compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, we recently withdrew from the Japanese market. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, banking, and money transmitting, that may limit or prevent the offering of our services in local jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit certain categories of goods, may require special licensure, or may limit the transfer of information between our foreign subsidiaries and ourselves;

•	legal uncertainty regarding liability for the listings of our users, including less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;

•	different employee/employer relationships;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable;

•	local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	more stringent consumer and data protection laws;

•	cultural non-acceptance of online trading;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	expenses associated with localizing our products, including offering customers the ability to transact business in major currencies in addition to the U.S. dollar;

•	laws and business practices that favor local competitors;

•	foreign currency restrictions and exchange rate fluctuations;

•	changes in specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

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

      We intend to expand PayPal’s services internationally. Both we and PayPal have limited experience with the money transfer business outside of the U.S. In addition to all of the factors listed above, we expect that successful international expansion of PayPal’s business will require successful integration with local payment providers (including banks, credit and debit card associations, electronic fund transfer systems and others) and in some countries may require a close commercial relationship with a local bank. We do not know if these or other factors may prevent, delay or limit PayPal’s expansion or reduce its profitability. Any limitation on our ability to expand PayPal internationally could harm our business.

Our revenues from third-party advertising and end-to-end services are subject to factors beyond our control and expected to decrease.

      We recognize revenues from end-to-end service providers and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. Recently, the pricing of online advertisements has deteriorated. Our direct advertising revenues are dependent in significant part on the performance of AOL’s sales force, over which we do not have control. Reduction in these revenues, whether due to the softening of the demand for online advertising in general or particular problems with parties with whom we have commercial relationships, would adversely affect our results. At this time, we expect third-party advertising and end-to-end services revenues to decrease substantially on an absolute basis in the fourth quarter of 2002 and in 2003 relative to 2002.

     PayPal is subject to unique risks that could harm our business.

PayPal faces significant risks of loss due to fraud and disputes between senders and recipients. If PayPal is unable to deal effectively with fraudulent transactions, PayPal’s losses from fraud would increase, and its business would be harmed.

      PayPal faces significant risks of loss due to fraud and disputes between senders and recipients, including:

•	unauthorized use of credit card and bank account information and identity theft;

•	merchant fraud and other disputes over the quality of goods and services;

•	potential breaches of system security;

•	potential employee fraud; and

•	use of PayPal’s system for illegal or improper purposes.

      For the year ended December 31, 2001, and the nine months ended September 30, 2002, PayPal’s provision for transaction losses totaled $14.8 million and $20.7 million, representing 0.42% and 0.43% of PayPal’s total payment volume. In April 2002, PayPal increased the credit card funding limit for unverified U.S.-based users from $1,000 to $2,000. This increase may result in higher transaction losses.

      When a sender pays a merchant for goods or services through PayPal using a credit card and the cardholder is defrauded or otherwise disputes the charge, the full amount of the disputed transaction gets charged back to PayPal and its credit card processor levies additional fees against PayPal, unless PayPal can successfully challenge the chargeback. Chargebacks may arise from the unauthorized use of a cardholder’s card number or from a cardholder’s claim that a merchant failed to perform. If PayPal’s chargeback rate becomes excessive, credit card associations also can require PayPal to pay fines and could terminate its ability to accept their cards for payments. PayPal has been assessed substantial fines in the past, and we cannot assure you that excessive chargebacks will not arise in the future.

      PayPal has taken measures to detect and reduce the risk of fraud, but these measures may not be effective. If these measures do not succeed, our business will suffer.

PayPal incurs chargebacks and other losses from merchant fraud, payment disputes and insufficient funds, and its liability from these items could have a material adverse effect on its business and result in PayPal losing the right to accept credit cards for payment. If PayPal is prohibited from accepting credit cards for payment, its ability to compete could be impaired, and its business would suffer.

      PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant’s description or that the customer did not authorize the purchase. PayPal also incurs losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. PayPal’s liability for such items could have a material adverse effect on its business, and if they become excessive, could result in PayPal losing the right to accept credit cards for payment.

Unauthorized use of credit cards and bank accounts could expose PayPal to substantial losses. If PayPal is unable to detect and prevent unauthorized use of cards and bank accounts, its business would suffer.

      The highly automated nature of, and liquidity offered by, PayPal’s payment product makes PayPal an attractive target for fraud. In configuring its product, PayPal faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers, often in bulk and in conjunction with automated mechanisms of online communication, potentially can steal large amounts of money from businesses such as PayPal’s. PayPal believes that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. PayPal expects that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems. If they are successful, our business will be harmed.

PayPal’s processes to reduce fraud losses depend in part on its ability to restrict the withdrawal of customer funds while it investigates suspicious transactions. PayPal has been and could be sued by plaintiffs alleging that PayPal’s restriction and investigation processes violate federal and state law on consumer protection and unfair business practice, and are inconsistent with PayPal’s user agreement. If PayPal is unable to defend itself successfully, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial damages.

      As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or their account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal is subject to several proposed class action lawsuits challenging its procedures and disclosures with respect to suspicious accounts (See “Legal Proceedings”). If PayPal loses this litigation, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial damages. Even if PayPal is able to defend itself successfully, the litigation could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program.

Any failure to provide effective customer support could result in the loss of customers and inability to attract new customers, which would harm PayPal’s business.

      Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as e-mail customer service, and must resolve certain customer contacts within shorter time frames. PayPal has received negative publicity with respect to its customer service and is the subject of proposed class action lawsuits alleging, among other things, failure to resolve promptly certain account restrictions. If PayPal is unable to provide quality customer support operations in a cost-effective manner, its users may have negative experiences, and its ability to attract new customers may be damaged. Current and future revenues could suffer, or its operating margins may decrease.

Security and privacy breaches in PayPal’s electronic transactions may expose PayPal to additional liability and result in the loss of customers, either of which events could harm its business.

      Any inability on PayPal’s part to protect the security and privacy of its electronic transactions could have a material adverse effect on its profitability. A security or privacy breach could:

•	expose PayPal to additional liability;

•	increase PayPal’s expenses relating to resolution of these breaches; and

•	deter customers from using PayPal’s product.

      PayPal’s data security measures may not effectively counter evolving security risks or address the security and privacy concerns of existing and potential customers. Any failures in PayPal’s security and privacy measures could have a material adverse effect on our business.

PayPal could incur substantial losses from employee fraud and, as a result, its business would suffer.

      The large volume of payments that PayPal handles for its customers makes it vulnerable to employee fraud or other internal security breaches. PayPal is required to reimburse customers for any funds stolen as a result of such breaches. We cannot assure you that PayPal’s internal security systems will prevent material losses from employee fraud.

PayPal’s payment system might be used for illegal or improper purposes, which could expose it to additional liability and harm its business.

      Despite measures PayPal has taken to detect and prevent identity theft, unauthorized uses of credit cards and similar misconduct, its payment system remains susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, these measures may not succeed. The processing of these payments could expose PayPal to liability. In addition, future regulations under the USA Patriot Act may require PayPal to revise the procedures it takes to verify the identity of customers and to monitor more closely international transactions. PayPal’s business could suffer if customers use its system for illegal or improper purposes, or if usage of its system is reduced because of increased verification requirements.

PayPal’s discontinuance of its processing of payments for online gambling merchants will reduce its revenue and profits; its past processing of these accounts could subject it to liability.

      PayPal will complete its exit from the business of processing payments for online gambling merchants prior to the end of November 2002. Approximately 8% of PayPal’s revenues during the first nine months of 2002 were derived from this profitable business. The loss of these revenues and related profits will adversely affect PayPal’s financial results. As a result of having been in this business, PayPal has become subject to two inquiries related to payments made through its service to online gambling merchants. In August 2002, PayPal reached agreement with the Attorney General of the State of New York that it would cease processing payments from its New York members to such merchants and pay the State of New York $200,000 in penalties, disgorged profits and to cover the cost of investigation. PayPal has also provided documents related to its services to online gambling merchants in response to a federal grand jury subpoena issued at the request of the U.S. Attorney for the Eastern District of Missouri.

Changes to card association rules or practices could negatively affect PayPal’s service and, if it does not comply with the rules, could result in a termination of PayPal’s ability to accept credit cards. If PayPal is unable to accept credit cards, its business would be seriously damaged.

      Because PayPal is not a bank, it cannot belong to and directly access the Visa and MasterCard credit card associations or the ACH payment network. As a result, PayPal must rely on banks and their service providers to process its transactions. PayPal must comply with the operating rules of the credit card associations and NACHA as they apply to merchants. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with PayPal. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which PayPal or its processors might find difficult or even impossible to comply with, in which case PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged.

      MasterCard has announced that a clarification of its rules, effective May 1, 2002, requires each commercial customer that regularly uses PayPal to accept payment for goods or services, to enter into a contract directly with the bank that processes MasterCard transactions for PayPal and to agree to observe MasterCard rules. We believe that PayPal can comply with this rule through changes to its User Agreement, its internal processes, its contractual relationship with its credit card processor, and by obtaining additional information about its larger customers. It appears likely that PayPal will be required to change the interrelationship among itself, its customers and its credit card processing bank in ways that will increase PayPal’s costs and may reduce the attractiveness of its service.

      In 2001, Visa indicated that some of PayPal’s practices violated its operating rules, and PayPal implemented changes in response. In January 2002, PayPal received correspondence through its credit card processor that three issues remained unresolved. These issues relate to PayPal’s international membership fees, its fees for international credit card funded payments, and its process for obtaining authorization to charge a customer’s Visa account if the customer’s ACH transfer fails. In connection with these issues, Visa has assessed fines on PayPal’s processor totaling $135,000 through September 30, 2002, $95,000 of which PayPal’s processor has passed through to PayPal. PayPal has implemented changes to its practices to resolve these issues, including changing its fee structure so that it no longer assesses fees on international credit card funded payments. PayPal believes these changes have resolved all outstanding issues that resulted in compliance fines from Visa. However, these changes could make the PayPal service less attractive to its customers.

PayPal’s status under state, federal and international financial services regulation is unclear. Violation of or compliance with present or future regulation could be costly, expose PayPal to substantial liability, force PayPal to change its business practices or force PayPal to cease offering its current product.

      PayPal operates in an industry subject to government regulation. PayPal currently is subject to some states’ money transmitter regulations, to federal regulations in its role as transfer agent and investment adviser to the PayPal Money Market Fund, and to federal electronic fund transfer and money laundering regulations. In the future, PayPal might be subjected to:

•	state or federal banking regulations;

•	additional states’ money transmitter regulations and federal money laundering regulations;

•	international banking or financial services regulations or laws governing other regulated industries; or

•	U.S. and international regulation of Internet transactions.

      If PayPal is found to be in violation of any current or future regulations, PayPal could be:

•	exposed to financial liability, including substantial fines which could be imposed on a per transaction basis and disgorgement of its profits;

•	forced to change its business practices; or

•	forced to cease doing business altogether or with the residents of one or more states or countries.

If PayPal were found to be subject to or in violation of any laws or regulations governing banking, it could be subject to liability and forced to change its business practices.

      PayPal believes that the licensing requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate banks, bank holding companies or other types of providers of electronic commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned below. However, one or more states may conclude that, under its or their statutes, PayPal is engaged in an unauthorized banking business. PayPal received written communications from regulatory authorities in New York, most recently in February 2002, and Louisiana expressing the view that its service as it formerly operated constituted an unauthorized banking business, and from authorities in California and Idaho in 2001 that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns, and has received a conclusion from the New York Banking Department that its current business model does not constitute illegal banking. PayPal also has obtained licenses to operate as a money transmitter in California, Louisiana and Idaho. However, we cannot assure you that the steps PayPal has taken to address state regulatory concerns will be effective in all states. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future.

If PayPal were found to be subject to or in violation of any laws or regulations governing money transmitters, it could be subject to liability and forced to change its business practices.

      A number of states have enacted legislation regulating money transmitters and PayPal has applied for licenses under this legislation in 28 jurisdictions. To date, PayPal has obtained licenses in 19 states and the District of Columbia. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability or forced to cease doing business with residents of certain states or to change its business practices. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.

If PayPal were to be found subject to or in violation of any laws or regulations governing electronic fund transfers, it could be subject to liability and forced to change its business practices.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Additionally, pending legislation at the state and federal levels may restrict further PayPal’s information gathering and disclosure practices. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction. During the year ended December 31,

2001 and the nine months ended September 30, 2002, PayPal processed approximately 189,000 and 318,000 transactions per day, respectively, and any violations could expose PayPal to significant liability.

PayPal is subject to laws and regulations on money laundering and reporting of suspicious activities that could have a material adverse impact on its business and could subject it to civil and criminal liability.

      PayPal is subject to money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. These laws and regulations require PayPal to operate an anti-money laundering program that contains at least the following elements: written policies and procedures (including those relating to customer identification), training for employees, designation of a compliance officer, and regular independent review of the program. PayPal has adopted a program to comply with these regulations, but any errors or failure to implement the program properly could lead to lawsuits, administrative action, fines and/or prosecution by the government. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA Patriot Act may require PayPal to revise the procedures it takes to verify the identity of its customers and to monitor more closely international transactions. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of international customers and to monitor its customers’ activities more closely. These requirements could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear. The cost of obtaining any required licenses or regulatory approvals in these countries could affect PayPal’s future profitability.

      PayPal currently offers its product to customers with credit cards in 37 countries outside the U.S. In sixteen of these countries — Canada, the United Kingdom, Germany, the Netherlands, France, Australia, New Zealand, Hong Kong, Japan, Spain, Mexico, Singapore, Sweden, Denmark, Finland and Norway — customers can withdraw funds to local bank accounts. In these countries, it is not clear whether, in order to provide its product in compliance with local law, PayPal needs to be regulated as a bank or financial institution or otherwise. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend operations in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Implementation of PayPal’s plans to enhance the attractiveness of its product for international customers, in particular its plans to offer customers the ability to transact business in major currencies in addition to the U.S. dollar, will increase the risks that it could be found to be in violation of laws or regulations in countries outside the U.S. In October 2002, PayPal offered customers the ability to send or receive payments in Pounds or Euros in addition U.S. dollars.

PayPal’s financial success will remain highly sensitive to changes in the rate at which its customers fund payments using credit cards rather than bank account transfers or existing PayPal account balances. PayPal’s profitability could be harmed if the rate at which customers fund using credit cards goes up.

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance. For the year ended December 31, 2001 and the nine months ended September 30, 2002, senders funded 51.5% and 47.9%, respectively, of PayPal’s payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. MasterCard implemented an increase to its interchange fees effective April 2002. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal. Any such increased fees could increase PayPal’s operating costs and reduce its profit margins. Furthermore, PayPal’s credit card processors require it to pledge cash as collateral with respect to PayPal’s acceptance of Visa, MasterCard, American Express and Discover and the amount of cash that PayPal is required to pledge could be increased at any time.

PayPal has limited experience in managing and accounting accurately for large amounts of customer funds. PayPal’s failure to manage these funds properly would harm its business.

      PayPal’s ability to manage and account accurately for customer funds requires a high level of internal controls. PayPal has neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As PayPal’s business continues to grow, it must strengthen its internal controls accordingly. PayPal’s success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage accurately customer funds could diminish customer use of PayPal’s product severely.

     Our failure to manage growth could harm us.

      We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and number of listings as well as our expansion into new geographic areas, types of goods and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

•	The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We are in the midst of a significant multiyear project to enhance our current technical architecture. If this project is not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our operating margins may decrease.

•	Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

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

      The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service or paid for through PayPal. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service (including PayPal users), and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our websites. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

We are subject to intellectual property and other litigation.

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany and has been heard. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. A decision is expected in December 2002. In the event of an unfavorable ruling against us, we intend to appeal such decision.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patent and the court has issued its findings. The court has also granted in part one of our motions for summary judgment and denied the others and has given us leave to amend our answer to include a claim of fraud on the patent office. Trial is now scheduled for April 23, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a transaction and seeking a permanent injunction and damages. PayPal intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

      On August 16, 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill relating to electronic catalog systems and methods for producing data at a remote location, updating that data and displaying that data. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On February 20, 2002, PayPal was sued in California state court in a proposed class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff on June 6, 2002. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a proposed class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Three purported class action complaints were filed following announcement of the PayPal merger in July in the court of Chancery in the State of Delaware in and for New Castle County by alleged stockholders of PayPal. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controlled PayPal prior to the execution of their merger agreement, the defendants have breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio in the merger is unfair and inadequate. The plaintiffs seek, among other things, an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. We have been notified of several potential disputes and are subject to a suit by Tumbleweed Communications Corporation that is currently ongoing. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

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

      PayPal has provided documents in connection with a federal grand jury subpoena issued at the request of the United States Attorney for the Eastern District of Missouri relating to its services to online gambling merchants.

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

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, HomesDirect.com, NeoCom and PayPal. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquisition, including the acquisition of PayPal, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

      A number of third parties provide services to our users which indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, photo hosting, and other services. In many cases we have contractual agreements with these companies, which may give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business.

Third parties or governmental agencies may view our behavior as anti-competitive.

      Third parties, including PayPal before its acquisition by us, have in the past and may in the future allege that actions taken by us violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Such claims typically are very expensive to defend, involve negative publicity and diversion of management time and effort and could result in significant judgments against us, all of which would adversely affect us.

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

      As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to sell certain types of goods (e.g., real estate, boats, automobiles). We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois Auction law to our services. In August 2002, Illinois amended the Illinois auction law to provide for a special regulatory regime for “Internet auction listing services”. We expect to register as an Internet auction listing service in Illinois following the adoption of regulations under the amended statute. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

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

      We do not collect sales or other similar taxes on goods or services sold by users through our service. One or more states or any foreign country may seek to impose VAT or sales or use tax collection or record-keeping obligations on companies such as ours that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an auctioneer or the agent of our sellers. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years, which has been extended through November 1, 2003. This moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. New regulations in the European Union relating to the collection of VAT on digital services might require us to collect and remit VAT on our own fees beginning in July 2003. We intend to work with relevant tax authorities to clarify our obligations under these regulations. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

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

      We seek to generate a high volume of traffic and transactions on our services. The satisfactory performance, reliability and availability of our websites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend primarily on the number of items listed by users, the volume of user transactions that are successfully completed, the final prices paid for the items listed and the volume of payment transactions by our payment customers. We need to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased traffic on our site and to implement new features and functions, including those required under our contracts with third parties. We may be unable to project accurately the rate or timing of increases, if any, in the use of our service or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

      We use internally developed systems to operate our service for transaction processing, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our websites. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. We capitalize hardware and software costs associated with this development in accordance with generally accepted accounting principles and include such amounts in property and equipment. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users’ experiences of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly with our existing systems any newly developed or purchased technologies or businesses such as PayPal. These difficulties could harm or limit our ability to expand our business.

Unauthorized break-ins or other assaults on our service could harm our business.

      Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a “hacker” who has stated that he could, in the future, damage or change our system or take confidential information. We have also experienced “denial of service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our services.

     System failures could harm our business.

      Our system has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our services provide 24-hours-a-day, seven-days-a-week availability, subject to scheduled maintenance periods. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial of service attacks and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. Only some of our systems are fully redundant and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

      We have experienced system failures from time to time. eBay’s primary website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

      Our infrastructure could prove unable to handle a larger volume of customer transactions. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers or increase its costs, all of which would harm our business.

      Because our customers may use our products for critical transactions, any errors, defects or other infrastructure problems could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

We are exposed to fluctuations in currency exchange rates.

      Net revenues outside the United States accounted for approximately 26% and 24%, respectively of our net revenues in the three and nine months ended September 30, 2002. Because a significant and growing portion of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. The results of operations or our internationally-focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, our European revenues and profits will be reduced as the result of these translation adjustments.

Our stock price has been and may continue to be extremely volatile.

      The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in regulation;

•	events affecting PayPal’s business;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including these described in this “Risk Factors” section and others that may be beyond our control.

      In addition, the trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Notwithstanding a sharp decline in the prices of Internet stocks in general, the valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from the initial public offering price. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce or technology companies have in the past and may in future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company’s securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

New and existing regulations could harm our business.

      We are subject to the same foreign, federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the

Internet, such as the Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain. In addition, numerous states and foreign jurisdictions, including the State of California, where our headquarters is located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users changes, we may become subject to new regulatory restrictions, such as licensure as an auto dealer or real estate broker.

      Several states have proposed, and Minnesota has recently passed, legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. PayPal may be subject to legislation recently enacted in several states and counties imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction where we currently have a website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has ruled that a U.S. website must comply with French laws regarding content. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal fines to bans on our ability to offer our services.

     Our business has been seasonal.

      Our results of operations historically have been somewhat seasonal in nature because many of our users reduce their activities on our websites during the Thanksgiving (in the U.S.) and Christmas holidays and with the onset of good weather. We have historically experienced our strongest quarter of online growth in our first fiscal quarter, although our shift to more “practical” items may cause our seasonal patterns to look more like a typical retailer. PayPal has shown similar seasonality.

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

     We are dependent on key personnel.

      Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer has fully vested the vast majority of her equity incentives. Our new businesses are all dependent on attracting and retaining key personnel. In addition, employee turnover and other labor problems frequently increase during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships and the direction of the business. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

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

      In addition, we face competition from local, regional and national specialty retailers and exchanges in each of our categories of products. For example:

Antiques: Bonhomme’s, Christie’s, eHammer, Sotheby’s, Phillips (LVMH), antique dealers and sellers

Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

Musical Instruments: Guitar Center/ Musicians Friend, Sam Ash, Gbase.com, Harmony-Central.com, musical instrument retailers and manufacturers

Sports Memorabilia: Beckett’s, Collectors Universe, Mastro, Leylands, ThePit.com, Superior

Toys, Bean Bag Plush: Amazon.com, KB Toys, ZanyBrainy.com

Premium Collectibles: Bonhomme’s, Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/ Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby’s, other premium collectibles dealers and sellers

Automotive (used cars and parts): Advance Auto Parts, Autobytel.com, Autonation.com, AutoVantage.com, AutoWeb.com, Autozone, Barrett-Jackson, California Classics, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, Dealix, Discount Auto Parts, Dupont Registry, eClassics.com, Edmunds, General Parts (Carquest), Genuine/ NAPA, Hemmings, imotors.com, TraderOnline, Trader Publishing, vehix.com, Wal-Mart, newspaper classifieds, used car dealers, swap meets, car clubs

Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/ Tower Records.com

Clothing and Accessories: Abercrombie.com, AE.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, Gap Online sites, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Payless.com, Ross, Urbanq.com, VictoriasSecret.com

Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, MicroWarehouse, PC Connection, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, Computer Discount Warehouse, computer, consumer electronics and photography retailers

Home & Garden: IKEA, Crate & Barrel, Home Depot, Pottery Barn, Ethan Allen, Frontgate, Burpee.com

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

      The market for PayPal’s product is emerging, intensely competitive and characterized by rapid technological change. PayPal competes with existing on-line and off-line payment methods, including, among others:

•	MoneyZap and BidPay offered by Western Union, a subsidiary of First Data;

•	Yahoo! PayDirect offered by Yahoo! and HSBC;

•	c2it offered by Citigroup;

•	Valid offered by CheckFree;

•	email payment services offered by the U.S. Postal Service through CheckFree; and

•	credit card merchant processors that offer their services to online merchants, including First Data, Concord EFS, Wells Fargo, Paymentech, VeriSign and Authorize.net.

      Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition or a larger base of customers in affiliated businesses than PayPal. For example, Citigroup’s c2it has existing arrangements with AOL Time Warner and Microsoft. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. They may devote greater resources to the development, promotion and sale of products and services than PayPal, and they may offer lower prices. Some of these competitors have offered, and may continue to offer, their services for free in order to gain market share and PayPal may be forced to lower its prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. If these competitors acquired significant market share, this could result in PayPal losing market share.

      PayPal also competes with providers of traditional payment methods, particularly credit cards, checks, money orders and Automated Clearing House, or ACH, transactions. Associations of traditional financial institutions such as Visa, MasterCard and the National Automated Clearing House Association, or NACHA, generally set the features of these payment methods. The associations have initiated programs to enhance the usability of these payment methods for online transactions and could lower fees charged to online merchants. Either of these changes could make it more difficult for PayPal to retain and attract customers.

      Half.com competes directly with online and offline retailers in its product categories such as Amazon.com, as well as with traditional offline and online sellers of new and used books, videos and CDs, consumer electronics and other products.

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

      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s and Billpoint’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate.

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

      We believe that eBay’s historical growth has been largely attributable to word of mouth. Both eBay and PayPal have benefited from frequent and high visibility media exposure both nationally and locally. We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our service. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide high quality services. In order to promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incurred in building our brand. If we do attract new users to our service, they may not conduct transactions over our service on a regular basis. If we fail to promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

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

     We are subject to the risks of owning real property.

      We own real property including land, buildings and interests in a partnership holding land and buildings, primarily related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

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

Customer complaints or negative publicity about our customer service could affect use of our services adversely and, as a result, our business could suffer.

      Customer complaints or negative publicity about our customer service could diminish severely consumer confidence in and use of our services. Breaches of our customers’ privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. PayPal has received negative media coverage, as well as public criticism regarding customer disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

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

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2002, our fixed income investments had an unrealized gain of $3.6 million with a pretax yield of approximately 2.5% and a weighted average maturity of 3 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $3.3 million. Assuming an average investment balance of $1 billion, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $10 million annually.

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

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties, and we are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of September 30, 2002, the reported amount of our equity investments included a net unrealized loss of $69,000, net of tax. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $2.6 million during the three months and $3.8 million during the nine months ended September 30, 2002, relating to the other-than-temporary impairment in the fair value of certain equity investments.

Foreign Currency Risk

      International net revenues result from transactions in our foreign subsidiaries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The financial statements of these foreign subsidiaries are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in preparing our consolidated financial statements. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. In particular, to the extent the U.S. dollar strengthens against the Euro, our European revenues and profits will be reduced as a result of these translation adjustments. The effect of foreign exchange rate fluctuations on eBay for the nine months ended September 30, 2002, was a translation gain of approximately $29.8 million. This gain is recognized as an adjustment to stockholders’ equity through other comprehensive income.

      As of September 30, 2002, we did not have any outstanding forward foreign exchange contracts.

Item 4.     Evaluation of Disclosure Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that as of the Evaluation Date, the design and operation of our disclosure controls and procedures were effective.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:     OTHER INFORMATION

Item 1:     Legal Proceedings

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit has been moved to the regional court in Dusseldorf, Germany and has been heard. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex is seeking an order forbidding the sale of Rolex watches on the website as well as damages. A decision is expected in December 2002. In the event of an unfavorable ruling against us, we intend to appeal such decision.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We have answered this complaint, denying the allegations, and, in April 2002, filed four motions for summary judgment with respect to various aspects of the case. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patent and the court has issued its findings. The court has also granted in part one of our motions for summary judgment and denied the others and has given us leave to amend our answer to include a claim of fraud on the patent office. Trial is now scheduled for April 23, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a transaction and seeking a permanent injunction and damages. PayPal intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

      On August 16, 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill relating to electronic catalog systems and methods for producing data at a remote location, updating that data and displaying that data. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On February 20, 2002, PayPal was sued in California state court in a proposed class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff on June 6, 2002. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a proposed class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Three purported class action complaints were filed following announcement of the PayPal merger in July in the court of Chancery in the State of Delaware in and for New Castle County by alleged stockholders of PayPal. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controlled PayPal prior to the execution of their merger agreement, the defendants have breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio in the merger is unfair and inadequate. The plaintiffs seek, among other things, an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. We have been notified of several potential disputes and are subject to a suit by Tumbleweed Communications Corporation that is currently ongoing. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

Item 2:     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3:     Defaults Upon Senior Securities

      Not applicable.

Item 4:     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5:     Other Information

      Not applicable.

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      10.22  Employment Letter Agreement between Registrant and Christopher T. Hjelm, dated as of March 11, 2002.

      10.23  Special Bonus Plan between Registrant and Matthew J. Bannick, dated as of October 3, 2002.

      (b) Reports on Form 8-K.

      On July 8, 2002, we filed a report on Form 8-K announcing that we had entered into a merger agreement with PayPal.

      On July 11, 2002, we filed a report on Form 8-K announcing that a lawsuit had been filed against us by Kathleen Rooney in connection with the proposed acquisition of PayPal.

      On July 12, 2002, we filed a report on Form 8-K announcing that a lawsuit had been filed against us by Daniel Lowe in connection with the proposed acquisition of PayPal.

      On July 12, 2002, we filed a report on Form 8-K announcing that a lawsuit had been filed against us by Dominic Castaldo in connection with the proposed acquisition of PayPal.

      On July 26, 2002, we filed a report on Form 8-K announcing that a lawsuit had been filed against us by Pierre Biscaye in connection with the proposed acquisition of PayPal.

      On August 6, 2002, we filed a report on Form 8-K announcing our Chief Executive Officer and Chief Financial Officer had signed the certification of our financial statements filed on Form 10-Q on August 6, 2002, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      On August 20, 2002, we filed a report on Form 8-K announcing that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 related to our announced acquisition of PayPal expired without a formal request from the Department of Justice for additional information or documentary material.

      On August 28, 2002, we filed a report on Form 8-K announcing that we had entered into an agreement on August 27, 2002 to purchase the 50% interest in our eBay Australia & New Zealand joint venture that we did not already own.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002

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

CERTIFICATIONS

      I, Margaret C. Whitman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eBay Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MARGARET C. WHITMAN

Margaret C. Whitman
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

      I, Rajiv Dutta, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eBay Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RAJIV DUTTA
Rajiv Dutta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description

10.22	Employment Letter Agreement between Registrant and Christopher T. Hjelm, dated as of March 11, 2002.
10.23	Special Bonus Plan between Registrant and Matthew J. Bannick, dated as of October 3, 2002.