Form 10-K
period 2002-12-31
EBAY INC
filed 2003-03-31
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to .

Commission file number 000-24821

eBay Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2145 Hamilton Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)

(408) 376-7400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: Common Stock

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐

      As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, there were 281,627,707 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq National Stock Market as of that date, was approximately $10,505,600,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 1, 2003, there were 314,555,966 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits filed with the registrant’s prior annual reports to security holders, registration statements and current reports are incorporated by reference into Item 15(a)(3) of this report.

PART I

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the “Risk Factors That May Affect Results of Operations and Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1:	BUSINESS

      eBay Inc. was formed as a sole proprietorship in September 1995, and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware and in September 1998 we completed the initial public offering of our common stock. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California, 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com. When we refer to “PayPal,” or “PayPal.com,” we mean the global payments platform located at www.paypal.com.

Our Mission

      Our mission is to build the world’s most efficient and abundant marketplace in which anyone, anywhere, can buy or sell practically anything. We pioneered online trading by developing a Web-based marketplace in which a community of buyers and sellers are brought together in an entertaining, intuitive, easy-to-use environment to browse, buy and sell an enormous variety of items. Through our PayPal service, we enable any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively.

Our Marketplace

      Our marketplace exists as an online trading platform that enables a global community of buyers and sellers to interact and trade with one another. Our role is to create, maintain, and expand the technological functionality, safety, ease-of-use, and reliability of the trading platform while at the same time, supporting the growth and success of our community of users.

Our Platform

      Our trading platform is a fully automated, topically arranged, intuitive and easy-to-use online service that is available, 24 hours-a-day, seven days-a-week (subject to a weekly scheduled two-hour maintenance period), enabling sellers to list items for sale in either auction or fixed-price formats, buyers to bid for and/or purchase items of interest, and all eBay users to browse through listed items from any place in the world at any time. The platform includes software tools and services available either for no charge or for a fee, that allow buyers and sellers to more easily trade with one another. Our software tools such as: eBay Anywhere, which provides wireless connectivity to eBay; Seller’s Assistant, Turbo Lister, and Selling Manager, which automate the selling process; the Freight Resource Center, which allows users to calculate shipping costs; and PayPal, which facilitates online exchange of funds, are all designed to make our trading process easier and more efficient. Whether provided by us or our commercial partners, services such as our trust and safety programs, user verification, buyer protection and assurance programs, vehicle inspections, escrow, authentication and appraisal are all intended to create a safer trading environment.

Our Community

      Our community of users is the largest and one of the most loyal online trading communities on the Web. We have aggregated a significant number of buyers, sellers and items listed for sale, which in turn has resulted in an extremely vibrant trading environment. Our sellers enjoy generally high conversion rates and buyers enjoy an extensive selection of broadly priced goods and services. Key components of our community philosophy are maintaining an honest and open marketplace and treating individual users with respect. We seek to maintain the satisfaction and loyalty of our frequent buyers and sellers by offering a variety of community and support features such as announcement and bulletin boards, customer support boards and personal pages as well as other topical or category-specific information exchanges. By ensuring that all users are subject to the same rules and fees, we have created a level playing field enabling individuals and businesses of all types and sizes to access broad markets and compete equally.

Our Value Proposition

      Our marketplace makes inefficient markets more efficient.

      Traditional offline marketplaces can be inefficient because:

•	They are fragmented and regional in nature making it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions;

•	They offer a limited variety and breadth of goods;

•	They often have high transaction costs due to intermediaries; and

•	They are information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices.

      We make these inefficient marketplaces more efficient because:

•	Our global community of users can easily and inexpensively communicate, exchange information and complete transactions;

•	Our marketplace includes tens of millions of items creating a very wide variety and selection of goods;

•	We bring buyers and sellers together for a fee much lower than those of traditional intermediaries; and

•	Our marketplace provides for efficient information exchange.

      In particular, large markets with broad buyer and seller bases, wide product ranges, and moderate shipping costs have been successful on eBay. Our marketplace is most effective, relative to available alternatives, at addressing markets of new and scarce goods, end-of-life products, and used and vintage items.

Our Strategy

      We intend to achieve our mission of becoming the world’s most efficient and abundant marketplace by creating marketplace conditions that enable our users’ success. By continuing to foster the vibrancy of the world’s largest network of buyers and sellers and by making the online trading experience faster, easier and safer, we better enable the success of our user community.

Growth of eBay User Activity

      Our success has been largely dependent upon the success of our community of individual users. This success is reflected in the growth of confirmed, registered users from two million at December 31, 1998 to 62 million at December 31, 2002. At December 31, 2002, we had nearly 28 million active users, based on activity over a trailing 12-month period, compared to nearly 18 million at December 31, 2001. We define an active user as any user who bid on, purchased, or listed an item during the prior 12 months. We attract buyers and sellers to our community by offering:

Buyers

•	Selection
•	Convenience
•	Entertainment
•	Value

Sellers

•	Access to broad markets
•	Low distribution costs
•	Ability to maximize prices and increase sales

A Faster, Easier and Safer Trading Experience

Payment Services

      Providing more efficient and more effective methods of payment is essential to creating a faster, easier and safer online trading experience. Traditional payment methods such as checks, money orders, and credit cards via merchant accounts all present various obstacles to the online trading experience, including lengthy processing time, inconvenience, and high costs.

      Through our acquisition of PayPal, Inc. on October 3, 2002, we intend to accelerate the velocity of trade on eBay by eliminating the various obstacles presented by traditional payment methods. PayPal enables any business or consumer with email access in 38 countries to send and receive online payments securely, conveniently and cost-effectively. PayPal’s network builds on the existing financial infrastructure of bank accounts and credit cards to create an international payment system. PayPal delivers a product well suited for small businesses, online merchants, individuals and others.

      Our goal for PayPal is to become the Web’s most convenient, secure, and cost-effective payment solution. PayPal currently offers its account-based system in English to users in 38 countries including the United States. For the post-acquisition period from October 4, 2002 through December 31, 2002, PayPal’s payment volume sent to business accounts, which we refer to as Total Payment Volume, or TPV, totaled $2.1 billion. PayPal’s TPV consists mainly of payments to small businesses. Currently, the majority of these payments relate to sales of goods and services through online trading platforms, primarily on eBay. As of December 31, 2002, PayPal had 23 million accounts. During the post-acquisition period from October 4, 2002 through December 31, 2002, users of eight million of these accounts sent or received a payment that resulted in a fee. As of December 31, 2001, PayPal had nearly 13 million total accounts, of which eight million sent or received a payment that resulted in a fee during the year ended December 31, 2001.

      PayPal has achieved its rapid growth through a combination of wide adoption on eBay.com and our website in the United Kingdom, user convenience, competitive pricing and robust customer safeguards. During the year ended December 31, 2002, PayPal’s total number of accounts grew by 10.5 million, an average of 29,000 per day. For the post-acquisition period from October 4, 2002 through December 31, 2002, PayPal processed an average of 440,000 payments per day, totaling $24.0 million in daily volume. The average payment amount sent during this period was $55.

Geographic Expansion

      The continued geographic expansion of the eBay marketplace is critical to creating a faster, easier and safer online trading experience. In 2002, eBay, together with certain minority-owned companies, unconsolidated subsidiaries and affiliates, increased its geographic reach to 27 countries including websites in the People’s Republic of China and Taiwan. As of December 31, 2002, through our wholly owned and majority-owned subsidiaries and affiliates, we reached the following countries:

•	Australia
•	Austria
•	Belgium
•	Canada
•	France
•	Germany
•	Ireland
•	Italy
•	the Netherlands
•	New Zealand
•	Singapore
•	South Korea
•	Spain
•	Sweden
•	Switzerland
•	Taiwan
•	United Kingdom
•	United States

      As of December 31, 2002, through investments in unconsolidated subsidiaries and affiliates, we reached the following countries:

•	Argentina
•	Brazil
•	Chile
•	Columbia
•	Ecuador
•	Mexico
•	People’s Republic of China
•	Uruguay
•	Venezuela

      The globalization of the eBay marketplace provides buyers access to an even greater supply of items and provides sellers an even broader audience of potential customers.

Category Growth

      Category growth both in number and size within the eBay marketplace is a key element in creating a faster, easier, and safer online trading experience. In 2002, we made significant investments to grow existing categories and to expand the number of categories in the eBay marketplace. By focusing development and marketing efforts around re-organized major categories, we achieved greater than 10% growth in all of our major categories and increased the number of categories under which eBay users can list goods for sale from 10, when eBay was first introduced, to more than 22,000 as of December 31, 2002.

      As of December 31, 2002, listings on eBay were organized under the following categories:

Major Categories

•	Antiques
•	Art
•	Books
•	Business & Industrial
•	Cars & Other Vehicles

• Cars
• Motorcycles
• Parts

•	Clothing and Accessories
•	Coins
•	Collectibles
•	Dolls & Bears
•	Electronics and Computers
• Computers & Office
• Consumer Electronics
• Networking
• PDAs
• Photo
• Video Games

•	Home
• Baby
• Home Décor
• Lawn & Garden
• Kitchen
• Pet Supplies
• Tools

•	Jewelry & Watches
•	Movies & DVDs
•	Music
•	Musical Instruments
•	Pottery & Glass
•	Real Estate
•	Sports
• Fan Shop
• Memorabilia
• Sporting Goods

•	Stamps
•	Tickets
•	Toys & Hobbies
•	Crafts
•	Diecast
•	Travel
•	Everything Else
•	Gifts
•	Health & Beauty
•	More
Specialty Sites

•	eBay Motors
•	eBay Stores
•	Half.com by eBay
•	PayPal
•	Sothebys.com

      Each major category has numerous subcategories, with the most popular items sold on eBay being those that are relatively standardized, well represented with a photo, small and easily shipped and relatively inexpensive.

The eBay Online Trading Experience

      The eBay online trading experience begins with a visit to the eBay home page at www.ebay.com or any of eBay’s international sites. eBay’s home page contains a listing of major categories, featured items and theme-oriented promotions. Users can search for items to browse and buy, go to a specific item category, go to a specialty site such as eBay Motors, eBay Stores, or Half.com or begin listing an item for sale.

Registration

      Any visitor to eBay.com and our international websites can browse through the eBay service and view the items listed for sale. To bid on, list or purchase an item, buyers and sellers must first register with eBay by completing a short online form and confirmation process.

Buying on eBay

      Users can search for specific items by browsing through a list of items within a category or subcategory and then “click through” to a detailed description for a particular item. Users can also search specific categories, interest pages or the entire database of listings using keywords to describe their areas of interest. Our search engine generates lists of relevant items with links to detailed descriptions. Each item is assigned a unique identifier so that users can easily search for and track specific items. Users also can search for a particular bidder or seller by name to review his or her listings and feedback history and search for products by specific region or other attributes. Once a user has found an item and registered on eBay.com, the user may enter a bid for the maximum amount he or she is willing to pay at that time, or for those listings that offer the Buy-It-Now feature, purchase the item by accepting the Buy-It-Now price established by the seller. In the event of competitive bids, the eBay service automatically increases bidding in increments based upon the current high bid, up to the bidder’s maximum price.

      We encourage direct interaction between buyers and sellers. Potential buyers wishing additional information about a listed item can contact the seller through email. We believe that this interaction between potential buyers and sellers enhances the trading experience on eBay and is an important element of our service. Once each bid is made, we send an email confirmation to the bidder and an outbid notice to the next highest bidder and automatically update the item’s auction status. During the course of the transaction, we notify bidders immediately via email if they are outbid. Buyers are not charged for making bids or purchases through eBay. In addition, buyers can specify items of interest on a service called “Favorite Searches” (previously called “Personal Shopper”) and receive automated email messages when these particular items are available for sale on eBay.com.

Selling on eBay

      Users can sell items on eBay.com by registering and selling items on their own, or with the help of a Trading Assistant.

Registering and Selling Items

      Registered sellers can list a product for sale by completing a short online form or using “Seller’s Assistant,” “Turbo Lister” or third-party tools that facilitate the listing of multiple items. The seller selects a minimum price for opening bids for the item and chooses whether the sale will last three, five, seven or 10 days. Additionally, a seller may select a reserve price for an item, which is the minimum price at which the seller is willing to sell the item and is typically higher than the minimum price set for the opening bid. The reserve price is not disclosed to bidders. Sellers with appropriate feedback ratings may also choose to use the Buy-It-Now feature at the time of listing, which allows sellers to name a price at which they would be willing to sell the item to any buyer. Listings that offer the Buy-It-Now feature are conducted in the normal auction-style format, but will also feature a Buy-It-Now icon and price. Until the first bid is placed, or in the case of a reserve auction, until the reserve price is met, buyers have the option to buy the item instantly at the specified price without waiting for the auction to end. A seller can elect to sell items in individual item listings or, if he or she has multiple identical items, can elect to hold a “Dutch Auction.” For example, an individual wishing to sell 10 identical watches could hold 10 individual auctions or hold a Dutch Auction in which the 10 highest bidders would each receive a watch at the price bid by the tenth highest bidder. To be eligible to hold a Dutch auction, a seller must have a sufficiently high feedback rating and must have been a registered seller for at least 60 days. A seller may also specify that an auction will be a private auction. With this format, bidders’ email addresses are not disclosed on the item screen or bidding history screen.

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

      When an auction ends, the eBay system validates whether a bid has exceeded the minimum price, and the reserve price if one has been set. If the auction was successful or if the buyer elected the Buy-It-Now feature, we automatically notify the buyer and seller via email, and the buyer and seller can then complete the transaction independent of us. At the time of the email notification, we generally charge the seller a final value fee. eBay does not take possession of either the item being sold or the buyer’s payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping.

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

      Invoices for listing, feature and final value fees are sent via email to sellers on a regular (at least monthly) basis. We require all new sellers to have a credit card account on file. Sellers who pay us by credit card are charged shortly after the invoice is sent. A summary of our eBay.com fee structure, as of March 15, 2003, is provided below. All pricing is subject to change.

Listing Fees

Minimum Bid, Opening
Value or Reserve Price	Listing Fee

$0.01 - $9.99	$0.30
$10.00 - $24.99	$0.55
$25.00 - $49.99	$1.10
$50.00 - $199.99	$2.20
$200.00 and up	$3.30

Special Categories	Listing Fee

Passenger Vehicles or Other Vehicles	$40.00
Motorcycles	$25.00
Real Estate	$50.00 - $300.00

Reserve Price	Reserve Price Fee*

$0.01 - $24.99	$0.50
$25.00 - $99.99	$1.00
$100.00 and up	1% of reserve price (up to a maximum fee of $100.00)

*	Reserve price fee is fully refundable if item sells

Feature Fees

Seller Feature	Description	Feature Fee

Home Page Featured	Item is listed in a Special Featured section and is also rotated on the eBay home page.	$99.95
Featured Plus!	Item appears in the category’s Featured Item section and in bidder’s search results.	$19.95
Highlight	Item listing is emphasized with a colored band.	$5.00
Bold	Item title is listed in bold.	$1.00
Buy-It-Now	Allows the seller to close an auction instantly for a specified price.	$0.05

Final Value Fees

Sale Price	Final Value Fee

Up to $25	5.25% of sale price
$25.01 to $1,000	Above plus 2.75% of amount over $25
Over $1,000	Above plus 1.5% of the amount over $1,000

Special Categories	Final Value Fee

Passenger Vehicles or Other Vehicles	$40.00
Motorcycles	$25.00

Trading Assistants

      The eBay Trading Assistants program is a network of experienced eBay sellers who have indicated their willingness to assist others in the sale of items for a fee. Interested sellers can search the Trading Assistant Directory to find someone to sell items on their behalf. The Trading Assistants and their clients negotiate the terms and conditions of these services.

Payments

      Following a completed transaction, eBay buyers and sellers can exchange funds by the payment method of their choice, typically electronically through our PayPal global payments platform and also via check or money order. PayPal enables any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively. PayPal’s email-driven system builds on the legacy financial infrastructure of bank accounts and credit cards to create an online payment network available to users in 38 countries.

How PayPal Works

     Joining the Network

      To send or receive a payment, a user first must open a PayPal account. A new user typically opens an account to send money for an eBay purchase or a purchase on another website, for services rendered, or for a payment to an individual in lieu of cash. Allowing new users to join the network at the time of making or receiving payments encourages PayPal’s natural, user-driven growth. PayPal’s account sign-up process asks each new user to register with PayPal his or her name, street address and email address, which serves as the unique account identifier.

     Making Payments

      Senders make payments at the PayPal website, at an item listing on eBay or another online marketplace where the seller has integrated PayPal’s Instant Purchase Feature, or at the sites of merchants that have integrated PayPal’s Web Accept feature. To make a payment at PayPal’s website, a sender logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through Instant Purchase or Web Accept, a sender selects an item for purchase, confirms the payment information and enters his or her email address and password to authorize the payment. In both scenarios, PayPal debits the money from the sender’s PayPal balance, credit card or bank account and instantly credits it to the recipient’s PayPal balance in the case of an eCheck payment, the funds are credited to the recipient’s PayPal balance after two to three business days. In turn, the recipient can make payments to others or withdraw his or her funds at any time via check, electronic funds transfer, or via the PayPal debit card. PayPal earns revenues when an account receives a payment.

     Funding Payments

      Senders fund payments in three ways:

•	from the sender’s existing PayPal balance;

•	from the sender’s bank account, using the Automated Clearing House, or ACH, network; or

•	from the sender’s credit card.

      We incur funding costs on payments at varying levels based on the nature of the payment. To those users who choose to maintain PayPal balances, we offer a money market rate of return on balances placed in PayPal’s Money Market Fund. The PayPal Money Market Fund, which is invested in a portfolio managed by Barclays Global Fund Advisors, bore a current compound annual yield of 1.44% as of December 31, 2002.

      We use the terms “balance” and “PayPal balance” to refer to funds that PayPal customers choose either to invest in the PayPal Money Market Fund (offered only to U.S. customers) or to authorize PayPal to place in FDIC-insured pooled bank accounts as agent of PayPal’s customers. These funds belong to our customers and hence are not reflected in our statement of financial position. Funds belonging to our customers that are not invested in FDIC-insured accounts, such as funds in transit to or from the customer’s bank, are shown as a liability on our balance sheet.

     Verification of PayPal’s Account Holders

      In order for senders to fund payments from their bank accounts, they first must become verified PayPal users through our Random Deposit technique. Under this technique, we make two deposits ranging from 1 to 99 cents to the user’s bank account. To verify ownership of the account, the user then enters the two amounts as a four-digit code at the PayPal website. In addition to allowing funding via bank accounts, verification also removes some spending limits on users’ accounts and gives them reputational advantages when transacting with other members of the PayPal community.

     Withdrawing Money

      Each U.S.-based account holder may withdraw money from his or her PayPal account via an ACH transfer to his or her bank account or by a mailed check from PayPal. ACH withdrawals may take three to five business days to arrive in the account holder’s bank account, depending on the bank. Mailed checks may take one to two weeks to arrive and PayPal charges $1.50 per check. Qualifying PayPal business users also can receive a PayPal ATM/debit card, which provides instant liquidity to their respective PayPal account balances. ATM/debit card holders can withdraw cash, for a $1.00 fee per transaction, from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard.

Other Services

Customer Support

      We devote significant resources to providing personalized, accurate and timely support services to our community of users. Buyers and sellers can contact us through a variety of means, including email, text chat and an expanding phone capability. We are focusing our resources on expanding our accessibility and capacity, increasing our category specific support, extending our online self-help features, and improving our systems and processes to enable us to provide the most efficient and effective support possible.

Value-Added Services

      We provide a variety of “pre-trade” and “post-trade” services to enhance the user experience and make trading faster, easier, and safer. “Pre-trade” services simplify the listing process and include photo hosting, authentication and seller productivity software. “Post-trade” services make transactions easier and more comfortable to complete, and include payment processing, insurance, vehicle inspections, escrow, shipping and postage. We currently provide these services directly or through contractual arrangements with third parties.

Trust and Safety Programs

      We have developed a number of programs to make eBay users more comfortable dealing with unknown trading partners and completing commerce transactions on the Internet.

Feedback Forum

      eBay’s Feedback Forum encourages every user to provide comments and feedback on other eBay users with whom he or she interacts and enables every user to view other users’ profiles that include feedback ratings and incorporate user experiences. Every registered eBay user has a feedback profile containing compliments, criticisms and other comments by users who have conducted business or interacted with the person. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match transaction numbers with the user names of their trading partners. This information is recorded in a feedback profile that includes a feedback rating for the person and comments from other eBay users who have interacted with that person over the past seven days, the past month, the past six months and beyond. Users who develop positive reputations will have a color-coded star symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. Before bidding on items listed for sale, eBay users are encouraged to review a seller’s feedback profile to check his or her reputation within the eBay community.

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

SafeHarborTM Program

      In addition to the Feedback Forum, we offer the SafeHarborTM program, which provides guidelines for trading, provides information to resolve user disputes and responds to reports of misuses of the eBay service. eBay’s SafeHarborTM staff investigates users’ complaints of possible misuse of the eBay service and takes appropriate action, including issuing warnings to users or suspending users from bidding on or listing items for sale. Some of the complaints the SafeHarborTM staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting of illegal items for sale. The SafeHarborTM group is organized into three areas: Investigations, Fraud Prevention and Community Watch. The Investigations team investigates reported trading infractions and misuse of the eBay service. The Fraud Prevention department provides information to assist users with disputes over the quality of the goods sold or potentially fraudulent transactions and, upon receipt of an officially filed, written claim of fraud from a user, will generally suspend the offending user from the eBay service or take other action as appropriate. The Community Watch department investigates the listing of illegal, infringing or inappropriate items on the eBay.com site and our international websites and violations of certain of our policies. Upon receipt of a valid written claim of intellectual property infringement by the owner of the intellectual property, we will remove the offending item. Users who repeatedly infringe intellectual property rights are suspended. In addition, we have increased the number of people reviewing potentially illegal items. Our trust and safety initiatives, including user identity verification, insurance, integrated escrow and authentication, are key elements of our programs designed to make eBay a safe place to trade.

My eBay

      We offer My eBay, which permits users to receive a report of their recent eBay activity, including bidding, selling, account balances, favorite categories and recent feedback. Users with their own Web pages also may post links from their Web pages to eBay and list the items they are selling on eBay. We also offer About Me, which provides users the opportunity to create their own personal home page free of charge on eBay using step-by-step instructions. The About Me home page can include personal information, items listed for sale, eBay feedback ratings, images and links to other favorite sites.

eBay Foundation

      In June 1998, we donated 643,500 shares of our common stock to the Community Foundation Silicon Valley, a tax-exempt donor-advised public charity, and established a fund known as the “eBay Foundation.” Since its inception, the eBay Foundation has made millions of dollars in grants to dozens of programs and initiatives focused on education and expanded access to technology. We also seek user suggestions for worthwhile charities through our website, where charity auctions and other unique promotions are held to support such causes.

Technology

Our eBay Platform

      The eBay platform is composed of a scalable transaction processing system, consumer user interface, and externally accessible Application Programming Interface, API, for third-party integrations. The scalable system is primarily based on internally developed proprietary software, but also includes selected vendor components. The eBay platform supports the full selling and buying processes, including initial registration for the service, placing bids and managing outbids, listing items for sale, and auction close. The platform also manages various notifications for sellers and buyers, including daily status updates, bid and outbid notices, registration confirmations, account change notices, billing notices, and end-of-auction notices. The platform maintains user registration information, billing accounts, current item listings and historical listings. All information is regularly archived for record-keeping and analysis purposes. The platform regularly updates a comprehensive search engine with the titles and descriptions of items, as well as pricing and bidding updates for active items. The platform also updates the seller’s billing account every time an item is listed, a feature is selected, or an auction closes with a bid in excess of the seller-specified minimum bid. The platform sends electronic invoices to all sellers on a regular (at least monthly) basis. In addition to these features, the eBay service also supports a community bulletin board and chat areas where users and eBay customer support personnel can interact. Our overall system volume is significant, with peak usage of 580 million pageviews per day, 60 million item searches per day, and 4.5 gigabits per second of data traffic.

      Our platform is designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides 24 hours-a-day, seven days-a-week availability, subject to a weekly scheduled two hour maintenance period. Substantially all of our system hardware is hosted at Cable & Wireless and Qwest facilities in the San Jose, California, area and Sprint Communications facilities in Sacramento, California, each of which provides redundant communications lines and emergency power backup. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage and intentional acts of vandalism, and also to potential disruption if the operators of these facilities have financial difficulties.

      We do not maintain fully redundant systems or alternative providers of hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, or any decision by Cable & Wireless, Sprint or Qwest to close a facility we are using for financial reasons without providing us adequate notice or other unanticipated problems could result in lengthy interruptions in our services. In addition, the failure by Cable & Wireless, Qwest or Sprint to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our net revenues and profits, and our future net revenues and profits will be harmed if our users believe that our system is unreliable.

      Our platform consists of Sun database servers running Oracle relational database management applications with a mix of Sun and Hitachi storage devices along with a suite of Pentium-based Internet servers running the Windows NT and Linux operating systems. We use F5 Networks, Inc.’s load balancing systems and our own redundant servers along with select software from Veritas Inc. to provide for fault tolerance, and we use IBM’s WebSphere application server for certain platform functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost.

      We have experienced occasional system interruptions, which we believe will continue to occur from time to time. These outages have stemmed from a variety of causes, including third-party hardware and software problems, human error, intentional external attacks (denial of service attempts), and eBay proprietary software issues. The volume of traffic on our websites and the number of items being listed by users has been increasing continually, requiring us to expand and upgrade our technology, transaction processing systems, API capacity, security infrastructure, and network infrastructure and to add new engineering and operations personnel. The process of upgrading and expansion is part of the regular maintenance and site revisions. We may be unable to accurately project the rate or timing of increases, if any, in the use of the eBay service or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any failure to expand or upgrade our systems at least as fast as the growth in demand for capacity could cause the website and API functions to become unstable and possibly cease to operate for periods of time. Unscheduled downtime would harm our business.

      We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We have announced our intention to enhance our billing system with products from CSG Systems. We must continually improve our systems to accommodate the increasing levels of use of our websites. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. The cost of our development efforts, including the required capitalization of certain site-related software and development costs, totaled $65.3 million in the year ended December 31, 2000, $82.0 million in 2001, and $120.1 million in 2002, and are reflected in our Consolidated Financial Statements under the heading “Product Development.” Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences may include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experience on our services, impaired quality of services for third-party application developers using our API, and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to upgrade and expand our systems in a timely and effective manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

      Our competitive space is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, adapt our services to evolving industry standards and to improve the performance, features and reliability of our services in response to competitive services and product offerings and evolving demands of the Internet. Our failure to adapt to these changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. To address the need for rapid change as well as stability, we have undertaken a project to enhance and evolve our current architecture. The new architecture is intended to facilitate continued stability, improved scalability and improved efficiency. As of the fourth quarter of 2002, the new architecture is serving 70% of overall traffic on the eBay websites. This project is ongoing, with phased rollouts through 2004. We plan to time these rollouts in a manner that minimizes the impact to our user community.

Our PayPal Platform

      Our PayPal technology assures user access to the PayPal website, both to acquire new customers and to allow existing ones to conduct financial transactions. We focus much of PayPal’s development efforts on creating specialized software that enhances its Internet-based customer functionality. One of PayPal’s key challenges remains building and maintaining a scalable and reliable system, capable of handling traffic and transactions for a growing customer base. The major components of our PayPal network reside at our PayPal facilities in Mountain View, California, at an Equinix data center in San Jose, California, at a Cable & Wireless data center in Santa Clara, California, and at our PayPal operations and customer support facility in Omaha, Nebraska.

      Because of the financial nature of the PayPal product, we seek to offer a high level of data security in order to build customer confidence and to protect our customers’ private information. We have designed our PayPal security infrastructure to protect data from unauthorized access, both physically and over the Internet. PayPal’s most sensitive data and hardware reside at its Equinix data center and Cable & Wireless data centers. These data centers have redundant connections to the Internet, as well as fault-tolerant power and fire suppression systems. Because of PayPal’s special security needs, we house our PayPal equipment in physically secure areas and we tightly control physical access to our systems. PayPal’s systems and operations are located in the same geographic area and are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruption if the operators of these facilities have financial difficulties. PayPal does not maintain fully redundant systems or alternative providers of hosting services, and does not carry business interruption insurance sufficient to compensate it for losses that may occur. Any damage to or failure of PayPal’s systems could result in interruptions in its service, which could reduce our net revenues and profits, and our future net revenues and profits will be harmed if PayPal’s users believe that its system is unreliable.

      Multiple layers of network security and network intrusion detection devices further enhance the security of our PayPal systems. We segment various components of the system logically and physically from each other on our PayPal networks. Components of the system communicate with each other via Secure Sockets Layer, or SSL, an industry standard communications security protocol, and require mutual authentication. Access to a system component requires at least two authorized staff members simultaneously to enter secret passphrases. This procedure is designed to protect us from the unauthorized use of PayPal’s infrastructure components. Finally, we store all PayPal data we deem private or sensitive only in encrypted form in our PayPal database. PayPal decrypts data only on an as-needed basis, using a specially designated component of our PayPal system that requires authentication before fulfilling a decryption request.

Competition

      We encounter vigorous competition in our business from numerous sources. Our users can buy and sell similar items through a variety of competing channels, including online and offline retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business) and online and offline shopping channels and networks. For our PayPal service, our users may choose to pay through a variety of competing channels, including other online payment services, payment methods (e.g. cash, money order), and traditional online or offline merchant accounts. As our product offering continues to broaden into new categories of items, we expect our competition to continue to broaden to include other online and offline channels for those new offerings. We also compete on the basis of price, product selection, and services, which are derived from our abundant and diverse user community and the quality of the eBay user experience. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a material adverse effect on our business, financial position, operating results, cash flows and reduce the value of our stock. We believe that we will be able to maintain profitability by preserving and expanding the abundance and diversity of our user community and enhancing our user experience, but there can be no assurance that we will be able to continue to manage our operating expenses to mitigate a decline in net income. For more information regarding these risks, see “Risk Factors That May Affect Results of Operations and Financial Condition — Our industry is intensely competitive.”

Seasonality

      Our results of operations historically have been seasonal in nature because many of our users reduce their activities on our websites during the holidays, such as during the Thanksgiving (in the U.S.) and Christmas periods, and with the onset of good weather during the summer months. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, except that its strongest quarter of online growth has historically been the fourth quarter.

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

      We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. As a result, we actively pursue the registration of our trademarks, copyrights, patents and domain names in the U.S. and major countries internationally. Furthermore, we must also protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive, may require litigation, and may not be successful in every location. We have registered or applied for our “eBay” trademark in the U.S. and over 50 non-U.S. jurisdictions and have in place an active program to continue securing the “eBay” and “PayPal” domain names in major non-U.S. jurisdictions. We have filed to protect our rights to the “eBay” and “PayPal” names in certain new top level domains such as “.biz” “.info” and ”.us” that have recently become operational. Our inability to secure our trademarks or domain names could adversely affect us in any jurisdiction in which we are not able to register.

      Third parties have from time to time claimed, and others may claim in the future, that we have infringed their past, current or future intellectual property rights. We are involved in several such legal proceedings. Please see the information under “Risk Factors That May Affect Results of Operations and Financial Condition — We are subject to intellectual property and other litigation” and “— We may be unable to protect or enforce our own intellectual property rights adequately” and “Item 3: Legal Proceedings.”

Employees

      As of December 31, 2002, eBay Inc. and its consolidated subsidiaries employed approximately 4,000 persons, of whom approximately 3,100 were in the United States. Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and our continuing ability to find and retain highly qualified technical and managerial personnel.

Segments

      Segment selection is based upon our internal organization structure, the manner in which our operations are managed, the measurement of the performance of our operations evaluated by management in the chief operating decision-maker capacity, the availability of separate financial information and overall materiality considerations.

      During the fourth quarter of 2002, the growth of our international operations and our acquisition of PayPal prompted us to change the basis for measuring our financial performance and evaluating resource allocations, and therefore our reportable segments. We changed our business segments from Online and Offline services to U.S., International, and Payments operations. This new segment structure reflects the new composition of our business. Additionally, we changed the internal measurement basis of segment performance from operating income before certain items to a direct contribution measure of profitability.

      Direct contribution consists of net revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not have discretionary control, such as site operations costs, product development expenses, and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

      The U.S. segment comprises U.S. online trading platforms other than PayPal and Billpoint, Inc. The International segment comprises our international online trading platforms. The Payments segment comprises our global payments platform consisting of our PayPal and Billpoint subsidiaries. The Payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the post-acquisition period from October 4, 2002 through December 31, 2002. We have previously announced that we intend to discontinue Billpoint’s operations in the first half of 2003. Billpoint’s operations will continue to be reflected in the Payments segment results until the wind-down of Billpoint operations is completed.

      For geographic reporting purposes, net revenues and long-lived assets of the Payments segment are allocated between the U.S. and International regions based upon the country in which the revenue was generated or in which the asset is located. See “Note 4 — Segment Information” of the notes to our Consolidated Financial Statements, which is incorporated by reference herein.

Available Information

      Our Internet address is www.ebay.com. Our investor relations website is located at www.shareholder.com/ebay. We make available free of charge on this website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and

amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

ITEM 2:	PROPERTIES

      On March 1, 2000, we entered into a five-year lease for general office facilities located in San Jose, California. This five-year lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to us as lessee. Under our lease structure, upon termination or expiration, at our option, we must either purchase the property from the lessor for a predetermined amount or sell the real property to a third party. Our San Jose lease consists of approximately 460,000 square feet of office space. As of December 31, 2002, we occupied approximately 314,000 square feet of this total office space and subleased additional space in the facility to third parties.

      Payments under our lease are based on the $126.4 million cost of the property funded by the third party and are adjusted as the London Interbank Offered Rate, or LIBOR, fluctuates. Under the terms of the lease agreement, the lease terminates on March 1, 2005, unless extended to September 1, 2006. At any time prior to the final 12 months of the lease term, we may, at our option, purchase the property for approximately $126.4 million. If we elect not to purchase the property, we will undertake to sell the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 88% of the $126.4 million cost of the property. Our maximum exposure to loss is the entire amount of $126.4 million if we default on any of certain lease obligations and financial covenants. If this payment were made, we would then receive title to the property. At December 31, 2002, we had not made a decision with respect to which option we will pursue at the end of the lease term. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on our financial condition, results of operations or cash flows. See “Note 9 — Operating Lease Arrangements” and “Note 6 — Derivative Instruments” of the notes to our Consolidated Financial Statements, which are incorporated by reference herein.

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We expect that the adoption of FIN 46 will require us to include our San Jose facilities lease and potentially certain investments in our Consolidated Financial Statements effective July 1, 2003. In connection with our San Jose facilities lease arrangement, our balance sheet following the July 1, 2003 adoption of FIN 46 will reflect changes to record assets of $126.4 million, liabilities of $122.5 million and non-controlling interests of $3.9 million. In addition, our post-adoption income statement will reflect the reclassification of rent expense payments from operating expenses to interest expense as well as the recognition of depreciation expense, within operating expenses, for our use of the buildings. We estimate that the income statement impact of consolidating our San Jose facilities lease will consist of a charge against earnings, net of taxes, of $5.6 million upon the adoption of FIN 46 on July 1, 2003. This charge will reflect the accumulated depreciation charges that would have been recorded in previous periods had consolidation of the San Jose facilities been required. Additionally, we have not decided whether we will keep the existing financing arrangement or purchase the San Jose facilities. Whether or not we keep the existing financing arrangement, we anticipate recording additional annual operating expenses of $1.7 million, net of taxes, for the recognition of depreciation expense on the buildings. In the event we purchase the San Jose facilities, we will also pay $126.4 million, eliminate financing payments and settle our two interest rate swaps we used to establish a fixed rate of interest for $95 million of our financing arrangement. During the year ended December 31, 2002, our financing payments related to the San Jose facilities totaled $7.9 million. At December 31, 2002, settlement of our two interest rate swaps would have resulted in a loss of $10.9 million.

      Our U.S. segment occupies approximately 434,000 square feet of commercial office space in the United States. We occupy 314,000 square feet of commercial office space in San Jose, California under the terms of our synthetic lease for our corporate headquarters. We own and occupy approximately 72,000 square feet of commercial office space in Salt Lake City, Utah for our domestic customer support center. We lease and occupy an additional 48,000 square feet of commercial office space in various domestic locations for the operations of certain U.S. subsidiaries.

      Our International segment leases approximately 210,000 square feet of commercial office space in 12 countries for our international operations, including the operations of our South Korean majority-owned subsidiary.

      Our Payments segment leases approximately 126,000 square feet of commercial office space in the United States and the United Kingdom. In addition, our Payments segment owns approximately 22 acres of land near Omaha, Nebraska, on which a 115,000 square foot facility is under construction. Upon completion, this facility will house the primary customer service operations center for our Payments segment.

      In 2002, we sold commercial real estate properties in California and Indiana totaling approximately 551,000 square feet, primarily in connection with the sales of our Butterfields and Kruse subsidiaries. As of December 31, 2002, we continued to be the majority interest holder in approximately 156,000 square feet of commercial real estate in California.

      In February 2003, we entered into an operating sublease for approximately 110,000 square feet of commercial office space (offset by a sublease back to the prime lessee of approximately 37,000 square feet of that space) in Vancouver, British Columbia to house a customer support center. For further discussion of the Vancouver lease, see “Note 17 — Subsequent Events — Unaudited” to our Consolidated Financial Statements, which is incorporated by reference herein.

      We are currently considering various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accomodate our future growth.

ITEM 3:	LEGAL PROCEEDINGS

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling, but the appeal has not yet been briefed or heard.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We answered the complaint, denying the allegations. In April 2002, we filed four motions for summary judgment relating to the three patents in suit. The court denied three of those motions and deferred ruling on the fourth motion. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patents, and in October 2002 the court issued its claim construction findings. In October 2002, the court gave us leave to amend our answer to include a claim that MercExchange committed fraud on the patent office during the prosecution of one of the patents. On the same date, the court granted in part our pending summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. In November 2002, we filed two additional summary judgment motions regarding the patents. One motion was denied as moot; the other was denied because the court found there were triable issues of fact. In February 2003, we filed an additional summary judgment motion, which is still pending. Only two patents remain in the case at this time. Trial is scheduled for April 22, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a transaction and seeking a permanent injunction and damages. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

      On August 16, 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. In January 2003, the court granted the collective defendants’ motion to transfer the case from the court where it was filed in Marshall, Texas to the Federal District Court for the Southern District of Indiana. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On February 20, 2002, PayPal was sued in California state court in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff on June 6, 2002, and a related action was filed in the U.S. District Court for the Northern District of California on the same day. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. The two federal court actions have been consolidated into a single case. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Three purported class action complaints were filed following announcement of the PayPal merger in July 2002 in the court of Chancery in the State of Delaware in and for New Castle County by alleged stockholders of PayPal. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio in the merger was unfair and inadequate. The plaintiffs seek, among other things, an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act and Communications Decency Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. In particular, we expect that patent infringement claims involving various aspects of our Payments business will continue to be made. We have been notified of several potential disputes and are subject to a suit by Tumbleweed Communications Corporation that is currently ongoing. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no submissions of matters to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      eBay’s common stock has been traded on The Nasdaq Stock MarketSM under the symbol “EBAY” since September 24, 1998. The following table sets forth the intra-day high and low per share bid prices of eBay’s common stock for the periods indicated, as reported by The Nasdaq Stock MarketSM.

	High	Low

Year Ended December 31, 2001
First Quarter	$55.13	$28.44
Second Quarter	71.30	29.25
Third Quarter	70.20	40.48
Fourth Quarter	72.74	44.00
Year Ended December 31, 2002
First Quarter	69.50	48.85
Second Quarter	64.10	49.25
Third Quarter	62.47	51.05
Fourth Quarter	70.85	50.22

      As of February 28, 2003, there were approximately 2,000 stockholders of record of eBay’s common stock, although eBay believes that there is a significantly larger number of beneficial owners of our common stock.

Dividend Policy

      We have never paid cash dividends on our stock, and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Equity Compensation Plans

      For information on securities authorized for issuance under our equity compensation plans, refer to “Equity Compensation Plan Information” under Item 12, which is incorporated by reference herein.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from, and are qualified by reference to, our audited Consolidated Financial Statements.

      On October 3, 2002, we completed our acquisition of PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is headquartered in Mountain View, California. The PayPal financial statements are included in our Consolidated Financial Statements for the post-acquisition period from October 4, 2002 through December 31, 2002.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net revenues	$86,129	$224,724	$431,424	$748,821	$1,214,100
Cost of net revenues	16,094	57,588	95,453	134,816	213,876

Gross profit	70,035	167,136	335,971	614,005	1,000,224

Operating expenses:
Sales and marketing	35,976	96,239	166,767	253,474	349,650
Product development	4,640	24,847	55,863	75,288	104,636
General and administrative	15,849	43,919	73,027	105,784	171,785
Payroll taxes on stock option gains	—	—	2,337	2,442	4,015
Amortization of acquired intangible assets	805	1,145	1,433	36,591	15,941
Merger related costs	—	4,359	1,550	—	—

Total operating expenses	57,270	170,509	300,977	473,579	646,027

Income (loss) from operations	12,765	(3,373)	34,994	140,426	354,197
Interest and other income (expense), net	1,799	23,833	46,337	41,613	49,209
Interest expense	(2,191)	(2,319)	(3,374)	(2,851)	(1,492)
Impairment of certain equity investments	—	—	—	(16,245)	(3,781)

Income before income taxes and minority interests	12,373	18,141	77,957	162,943	398,133
Provision for income taxes	(4,789)	(8,472)	(32,725)	(80,009)	(145,946)
Minority interests in consolidated companies	(311)	(102)	3,062	7,514	(2,296)

Net income	$7,273	$9,567	$48,294	$90,448	$249,891

Net income per share:
Basic	$0.07	$0.04	$0.19	$0.34	$0.87

Diluted	$0.03	$0.04	$0.17	$0.32	$0.85

Weighted average shares:
Basic	104,128	217,674	251,776	268,971	287,496

Diluted	233,519	273,033	280,346	280,595	292,820

	Year Ended December 31,
	1998	1999	2000	2001	2002

	(in millions)
Supplemental Operating Data:
Number of registered users at end of period	2.2	10.0	22.5	42.4	61.7
Number of items listed	33.7	129.6	264.7	423.1	638.3
Gross merchandise sales	$745	$2,805	$5,422	$9,319	$14,868
PayPal accounts at end of period	—	—	—	—	23.3
PayPal number of payments(1)	—	—	—	—	39.2
PayPal total payment volume(1)	—	—	—	—	$2,138

(1)	Amounts shown are for the post-acquisition period from October 4, 2002 through December 31, 2002.

	December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,285	$221,801	$201,873	$523,969	$1,109,313
Short-term investments	40,401	181,086	354,166	199,450	89,690
Long-term investments	—	373,988	218,197	286,998	470,227
Long-term restricted cash and investments	—	—	126,390	129,614	134,644
Working capital	72,934	372,266	538,022	703,666	1,082,234
Total assets	149,536	969,825	1,182,403	1,678,529	4,124,444
Long-term debt	18,361	15,018	11,404	12,008	13,798
Total stockholders’ equity	100,538	854,129	1,013,760	1,429,138	3,556,473

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the “Risk Factors That May Affect Results of Operations and Financial Condition” section below and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

About eBay

      We pioneered online trading by developing a Web-based marketplace in which a community of buyers and sellers are brought together in an entertaining, intuitive, easy-to-use environment to browse, buy and sell an enormous variety of items. Through our PayPal service, we enable any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively.

Business Combinations

      Historically, we have completed several business combinations accounted for using the pooling-of-interests and purchase methods of accounting. The historical financial information related to companies acquired in pooling-of-interests transactions was retroactively restated at the time of acquisition, whereas the results of companies acquired under the purchase method of accounting were consolidated with our results on a prospective basis from the acquisition date. During the years ended December 31, 2000, 2001 and 2002, the aggregate purchase price of acquisitions accounted for under the purchase method totaled approximately $1.9 billion. This aggregate purchase price was allocated to goodwill of $1.5 billion, identifiable intangible assets of $297 million, net tangible assets of $189 million, deferred tax liabilities of $43 million, minority interest of $34 million and unearned compensation of $10 million. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” to our Consolidated Financial Statements, which is incorporated by reference herein.

Results of Operations

      The following table sets forth, for the periods presented, certain data from our consolidated statement of income as a percentage of net revenues. The information contained in the table below should be read in conjunction with Critical Accounting Policies, Judgments and Estimates as well as the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2000	2001	2002

Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	22.1	18.0	17.6

Gross profit	77.9	82.0	82.4

Operating expenses:
Sales and marketing	38.7	33.8	28.8
Product development	12.9	10.1	8.6
General and administrative	16.9	14.1	14.1
Payroll taxes on stock option gains	0.5	0.3	0.3
Amortization of acquired intangible assets	0.3	4.9	1.3
Merger related costs	0.4	—	—

Total operating expenses	69.7	63.2	53.1

Income from operations	8.2	18.8	29.3
Interest and other income, net	10.7	5.6	4.1
Interest expense	(0.8)	(0.4)	(0.1)
Impairment of certain equity investments	—	(2.2)	(0.3)

Income before income taxes and minority interests	18.1	21.8	32.8
Provision for income taxes	(7.6)	(10.7)	(12.0)
Minority interests in consolidated companies	0.7	1.0	(0.2)

Net income	11.2%	12.1%	20.6%

Net Revenues

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Transaction net revenues
U.S.	$315,193	51%	$474,970	51%	$718,239
International	27,942	297%	110,802	168%	297,485
Payments	5,039	235%	16,899	452%	93,303

Total transaction net revenues	348,174	73%	602,671	84%	1,109,027

3rd party advertising net revenues
U.S.	11,986	572%	80,493	(32)%	54,906
International	1,036	224%	3,360	38%	4,651
Payments	—	—	—	—	1,478

Total 3rd party advertising net revenues	13,022	544%	83,853	(27)%	61,035

End-to-end services net revenues
U.S.	30,756	(12)%	27,132	(20)%	21,647
Payments	—	—	749	(22)%	587

Total end-to-end services net revenues	30,756	(9)%	27,881	(20)%	22,234

Offline net revenues	39,472	(13)%	34,416	(37)%	21,804

Total net revenues	$431,424	74%	$748,821	62%	$1,214,100

U.S. segment net revenues	$397,407	55%	$617,011	32%	$816,596
International segment net revenues	28,978	294%	114,162	165%	302,136
Payments segment net revenues	5,039	250%	17,648	440%	95,368

	$431,424	74%	$748,821	62%	$1,214,100

Net Revenues by Geography

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
U.S. net revenues	$402,446	58%	$634,659	41%	$897,701
International net revenues	28,978	294%	114,162	177%	316,399

Total net revenues	$431,424	74%	$748,821	62%	$1,214,100

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, advertiser or end-to-end service provider is located.

		Percent		Percent
	2000	Change	2001	Change	2002

	(in millions, except percents)
Supplemental Operating Data:
Confirmed registered users at end of year	22.5	89%	42.4	45%	61.7
Number of items listed	264.7	60%	423.1	51%	638.3
Gross merchandise sales	$5,422	72%	$9,319	60%	$14,868
PayPal accounts at end of period	—	—	—	—	23.3
PayPal number of payments(1)	—	—	—	—	39.2
PayPal total payment volume(1)	—	—	—	—	$2,138

(1)	Amounts shown are for the post-acquisition period from October 4, 2002 through December 31, 2002.

      Our net revenues result from fees associated with our transaction, third-party advertising, end-to-end services, and offline services in our U.S., International and Payments segments. Transaction revenue is derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Revenue from third-party advertising is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. End-to-end services revenue is derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users. Offline services revenue is derived from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication.

      The successive year-over-year growth in net revenues from 2000 through 2002, was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, listings and gross merchandise sales. Our acquisition of iBazar S.A. and of a majority interest in Internet Auction Co., Ltd. during 2001 contributed less than 3% of our net revenues during the year ended December 31, 2001. Acquisitions of PayPal, Inc., NeoCom Technology Co., Ltd. and the remaining 50% interest in our Australian subsidiary during 2002, contributed approximately 6% of our net revenues during the year ended December 31, 2002. Our revenue growth during these periods was also positively impacted by fee increases in the U.S. and various international locations.

Revenue from U.S. and International Segments

Transaction Net Revenue

      U.S. segment transaction net revenue increased 51% between 2000 and 2001 and 51% between 2001 and 2002. International segment transaction net revenue increased 297% between 2000 and 2001 and 168% between 2001 and 2002. The successive year-over-year growth in U.S. and International segment transaction net revenues from 2000 to 2002 was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, listings and gross merchandise sales. We experienced transaction net revenue growth across all categories during 2001 and 2002 with motors, computers, consumer electronics, collectibles, and books/music/movies making the most significant impact. International segment transaction net revenue as a percentage of consolidated transaction net revenue was 8% in 2000, 18% in 2001 and 27% in 2002. This growth is primarily the result of strong performance in Germany, the United Kingdom, Canada and South Korea. We expect international segment transaction net revenues will continue to grow in significance to our business as we develop and deploy our global marketplace. In addition, new regulations in the European Union relating to the collection of value-added taxes, or VAT, on digital services will require us to collect and remit VAT on our own fees beginning in July 2003. We intend to work with the relevant tax authorities to clarify our obligations under these regulations and to change our software to permit the billing of these taxes. The increased costs to our European users may reduce their activity on our websites and could adversely affect our international transaction net revenues.

Third-party Advertising Net Revenue

      U.S. third-party advertising net revenue increased as a percentage of total U.S. segment net revenues from 3% in 2000 to 13% in 2001. The increase during 2001 was primarily the result of our strategy to increase overall site monetization and the efforts of AOL Time Warner, Inc. or AOL, our exclusive advertising sales representative. During the year ended December 31, 2002, U.S. segment third-party advertising decreased in both absolute dollars, from $80.5 million in 2001 to $54.9 million in 2002, and as a percentage of total U.S. segment net revenues, from 13% in 2001 to 7% in 2002. Revenues from U.S. segment third-party advertising decreased during 2002 primarily as a result of a general deterioration in the online advertising market that adversely impacted our advertising sales through AOL. International segment third-party advertising net revenue decreased as a percentage of total International net revenues from 4% to 3% to 2% in 2000, 2001 and 2002, respectively. Although the absolute dollar amount of International segment third-party advertising net revenues increased during each of these periods, the decreases in International segment third-party advertising as a percentage of total International segment net revenues were primarily the result of transaction net revenues growing faster than advertising net revenues. We continue to view our business as primarily transaction driven and we expect third-party advertising net revenues in future periods to continue to decrease as a percentage of total net revenues and in absolute dollars. Additionally, our advertising sales representative agreement with AOL has not been extended or renewed and is scheduled to terminate on March 31, 2003, with AOL to continue its electronic delivery of our online advertisements for a specified wind-down period. After March 31, 2003, our third-party advertising revenues will be dependent on the efforts of our existing internal sales staff.

End-to-End Services Net Revenue

      U.S. segment end-to-end services net revenue decreased successively in absolute dollars from $30.8 million in 2000 to $27.1 million in 2001 to $21.6 million in 2002 and as a percentage of total U.S. segment net revenues from 8% in 2000 to 4% in 2001 to 3% in 2002. As end-to-end services are contractual and are largely dependent upon contractual terms and our users’ adoption of third-party products and services, we expect end-to-end services revenue in future periods to fluctuate from period to period, however, in general, we expect these revenues to decrease as a percentage of total net revenues and in absolute dollars.

Offline Net Revenue

      Offline net revenue decreased as a percentage of total U.S. segment net revenues from 9% to 5% to 2% in 2000, 2001 and 2002, respectively. During the year ended December 31, 2001, offline net revenue decreased in both absolute dollars and as a percentage of total U.S. segment net revenues compared to 2000, primarily as a result of a general softening in the offline auction and high-end art markets. During the year ended December 31, 2002, offline net revenue decreased in both absolute dollars and as a percentage of total U.S. segment net revenues compared to 2001, primarily as a result of our divestiture of both our Butterfields and Kruse subsidiaries. Accordingly, we do not expect to earn offline net revenue in the foreseeable future.

Net Revenues from Payments Segment

      Net revenues from the Payments segment are generated from eBay’s Billpoint operations for each of the years presented and PayPal’s operations for the post-acquisition period from October 4, 2002 through December 31, 2002. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” to the consolidated notes to the financial statements for pro forma results of operations.

Transaction Net Revenue

      Payments segment transaction net revenue increased 235% year-over-year between 2000 and 2001 and 452% between 2001 and 2002. The year-over-year growth in 2001 was the result of increased transaction volume processed by eBay’s Billpoint payment services. The growth in 2002 was primarily the result of our acquisition of PayPal. For the post-acquisition period from October 4, 2002 through December 31, 2002, PayPal recorded transaction net revenue of $72.6 million. We expect to wind-down our Billpoint payment operations during the first half of 2003.

Third-party Advertising and End-to-End Services Net Revenues

      Payments segment revenues from third-party advertising and end-to-end services decreased as a percentage of total Payments segment net revenues from 4% in 2001 to 2% in 2002 as transaction net revenues grew faster than third-party advertising and end-to-end services net revenues. We continue to view our business as primarily transaction driven, and we expect Payments segment third-party advertising and end-to-end net revenues in future periods to continue to decrease as a percentage of total net revenues and in absolute dollars.

Cost of Net Revenues

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Cost of net revenues	$95,453	41%	$134,816	59%	$213,876
As a percentage of net revenues	22%		18%		18%

      Cost of net revenues consists primarily of costs associated with customer support, site operations, and payment processing. Significant cost components include employee compensation and facilities costs for customer support, site operations, Internet connectivity charges, depreciation of site equipment, payment processing fees, amortization of required capitalization of major site and product development costs, including the amortization of capitalized costs related to the development of our third generation “V3” site architecture, costs to provide end-to-end services and promotions and corporate overhead allocations.

      Cost of net revenues increased in absolute dollars but decreased as a percentage of net revenues from 2000 to 2001. This increase in absolute dollars was due almost entirely to our online business as we continued to develop and expand our customer support and site operations infrastructure. The increases were primarily the result of personnel costs, depreciation of the equipment required for site operations, software licensing fees, Internet connectivity charges and the increased costs associated with acquired businesses. The decrease in cost of net revenues as a percentage of net revenue resulted from cost management initiatives and lower technology costs in site operations and increases in higher gross margin businesses such as autos, third-party advertising and end-to-end services and promotions. The combined effect of these activities resulted in our cost of net revenues per listing decreasing from $0.36 in 2000 to $0.32 in 2001.

      Cost of net revenues increased in absolute dollars but remained constant as a percentage of net revenues from 2001 to 2002. This increase in absolute dollars was due to increased payment processing costs resulting from our acquisition of PayPal and continued development and expansion of our customer support and site operations infrastructure. The increase in payment processing costs totaled $50.4 million and consists of bank charges, credit card interchange fees, and other processing charges. The increase in customer support and site operations costs were primarily the result of increased depreciation of site operations software and equipment of $10.9 million and personnel costs of $7.7 million. Cost of net revenues stayed constant as a percentage of net revenue from 2001 to 2002 and reflects cost efficiencies in both customer support and site operations offset by the addition of PayPal’s lower margin payments processing business. The combined effect of these activities resulted in our cost of net revenues per listing increasing from $0.32 in 2001 to $0.34 in 2002. We expect the cost of net revenues to increase in absolute dollars and increase as a percentage of net revenues in 2003 as a result of the addition of a full year of PayPal’s lower margin payments processing business.

Operating Expenses

Sales and Marketing

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Sales and marketing	$166,767	52%	$253,474	38%	$349,650
As a percentage of net revenues	39%		34%		29%

      Sales and marketing expenses primarily consist of employee compensation for our category development and marketing staff, advertising, tradeshow and other promotional costs, certain trust and safety programs and corporate overhead allocations.

      The growth in absolute dollars from 2000 to 2001 was primarily the result of growth in online and offline advertising, employee compensation costs, costs associated with the use of outside services and consultants, additional costs associated with acquired businesses, and miscellaneous user and promotional costs.

      The growth in absolute dollars from 2001 to 2002 was primarily the result of increased advertising and marketing costs. Our advertising costs increased by $54.7 million and were directed towards a national television advertising campaign and several category focused print and on-line advertising campaigns. Additionally, our referral fees paid to marketing partners increased by $12.6 million during the year in connection with the growth of specific categories, our expenses related to tradeshows and user programs increased by $5.4 million and our professional services fees increased by $5.1 million. Our advertising efforts target the acquisition of registered users and activation of existing users through television, print media placements, promotional agreements with Internet portals and other online service providers. Sales and marketing expenses are expected to increase in absolute dollars, and to decrease as a percentage of net revenues in 2003. See “Note 11 — Commitments and Contingencies — Advertising” to our Consolidated Financial Statements, which is incorporated by reference herein.

Product Development

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Product development	$55,863	35%	$75,288	39%	$104,636
As a percentage of net revenues	13%		10%		9%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. Product development expenses do not reflect required capitalization of major site and product development efforts, including the development of our third generation “V3” site architecture. These capitalized costs totaling $9.4 million in 2000, $6.7 million in 2001, and $15.5 million in 2002 are reflected as a cost of revenue when amortized. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      The increase in absolute dollars from 2000 to 2001 was primarily the result of increases in employee compensation costs, reflected by the growth in our development staff, which increased from 203 at December 31, 2000 to 320 at December 31, 2001, and maintenance and depreciation costs for equipment used in product development. The increase in these costs results from the development of additional site features and functionality such as eBay Stores, eBay Checkout, enhanced payment features and expanded search capabilities.

      The increase in absolute dollars from 2001 to 2002 was primarily as a result of an $18.9 million increase in employee compensation costs, reflected by the growth in our development staff, which increased from 320 at December 31, 2001 to 635 at December 31, 2002, and a $7.3 million increase in maintenance and depreciation costs for equipment used in research and development. The increase in these costs results from the development of additional site features and functionality such as enhanced search functionality, improved seller tools, expanded eBay Stores merchandising capabilities, added fixed price functionality and improved site security. Product development expenses are expected to increase in absolute dollars in 2003, as we develop new site features and functionality and continue to improve and expand operations across all our segments. We expect product development expenses as a percentage of net revenues in 2003 to remain generally consistent with 2002 levels.

General and Administrative

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
General and administrative	$73,027	45%	$105,784	62%	$171,785
As a percentage of net revenue	17%		14%		14%

      General and administrative expenses consist primarily of employee compensation, provision for doubtful accounts, provisions for transaction losses associated with our Payments segment, insurance, fees for external professional advisors and corporate overhead allocations.

      The increase in absolute dollars from 2000 to 2001 was primarily the result of increases in employee compensation costs, reflected by the growth in our general and administrative staff, which increased from 302 at December 31, 2000 to 415 at December 31, 2001, provisions for doubtful accounts, fees for professional services and facilities costs. The increase in these costs reflected our investment in the infrastructure that is necessary to support the growth of our business.

      The increase in absolute dollars from 2001 to 2002 was primarily the result of increases of $16.0 million in fees for professional services, $12.2 million in the provision for doubtful accounts, $7.8 million in the provision for transaction losses, and $6.5 million in facilities costs. These costs increased to meet the demands of our expanding business, including operations in new countries and the integration of new businesses. To support this growth, we increased our general and administrative staff from 415 at December 31, 2001 to 1,253 at December 31, 2002, which includes the addition of approximately 360 general and administrative employees resulting from our acquisition of PayPal. Of these incremental PayPal employees, a substantial number support PayPal’s various trust and safety programs. The headcount increase helped us strengthen the existing teams in corporate finance, corporate development, legal and accounting departments as well as in our growing international operations. We expect that general and administrative expenses will increase in absolute dollars in 2003, as we continue to invest in the infrastructure that is necessary to support our business. Additionally, we expect 2003 general and administrative expense to increase as a percentage of net revenues with the addition of a full year of PayPal’s operations.

Payroll Taxes on Stock Option Gains

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Payroll taxes on stock option gains	$2,337	4%	$2,442	64%	$4,015
As a percentage of net revenues	1%		0%		0%

      We are subject to employer payroll taxes on employee gains resulting from exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period in which such options are exercised and sold based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period that stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed. We expect exercises of employee stock option grants will result in increased payroll tax costs in 2003 partially as a result of gains from the exercise of PayPal options assumed in the merger. In general, we expect payroll taxes on employee stock option gains to increase during periods in which our stock price is high relative to historic levels.

Amortization of Acquired Intangible Assets

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Amortization of acquired intangible assets	$1,433	2,453%	$36,591	(56)%	$15,941
As a percentage of net revenues	0%		5%		1%

      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion, increase the features and functions available to our users and maintain a leading role in online trading. These purchase transactions may result in the creation of acquired intangible assets and lead to a corresponding increase in the amortization expense in future periods.

      Intangible assets are comprised of purchased customer lists, developed technologies, trade names, and other intangible assets. Intangible assets, excluding goodwill, are being amortized using the straight-line method over estimated useful lives ranging from two to seven years. We believe the straight-line method of amortization best represents the distribution of economic value of the identified intangible assets.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

      Amortization of acquired intangible assets decreased during 2002, primarily from the elimination of goodwill amortization as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

      Identifiable intangible assets arising from our October 3, 2002 acquisition of PayPal consist of PayPal’s customer list of $196.9 million, its trade name of $63.6 million and developed technologies of $16.5 million. The acquired intangible assets of PayPal will be amortized over the following estimated useful lives: customer list — seven years; trade name — seven years; and developed technologies — three years. This allocation will result in annual amortization of approximately $28.1 million for the customer list, $9.1 million for the trade name and $5.5 million for the existing technologies. We expect the full year of amortization from PayPal’s acquired intangible assets to result in an increase of amortization expense in 2003.

Merger-related Costs

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Merger related costs	$1,550	(100)%	$0	0%	$0
As a percentage of net revenues	0%		0%		0%

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

      We incurred direct merger-related transaction costs in 2000 related to the merger with Half.com. Due to the elimination of the pooling of interests method of accounting, merger-related costs related to acquisitions after July 2001 were capitalized as a component of purchase price.

Non-Operating Items

Interest and Other Income, Net

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Interest and other income, net	$46,337	(10)%	$41,613	18%	$49,209
As a percentage of net revenues	11%		6%		4%

      Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

      Our interest and other income, net decreased during 2001 as a result of a lower interest rate environment. Our weighted-average interest rate was approximately 4.3% in 2000 and 3.6% in 2001. Although, we maintained higher cash, cash equivalent and investment balances during 2001 as a result of increased operating and financing cash flows, the decrease in interest rates resulted in an overall decline in interest income.

      Our interest and other income, net increased during 2002 primarily as a result of gains from the sale of our Butterfields subsidiary and certain real estate properties of $10.6 million, a gain on the sale of our Kruse subsidiaries of $6.5 million and a gain on the sale of an equity investment in a privately held company of $3.2 million. These gains were offset by a decrease in interest and investment income of $4.1 million resulting from lower average interest rates, despite an increase in our cash, cash equivalents, and investments balances in 2002 and from decreased realized gains on the sale of investments, and a decrease in foreign exchange gains of $3.5 million. Our weighted-average interest rate was approximately 3.6% in 2001 and 2.8% in 2002. We expect that interest and other income, net will decrease in 2003, as we do not expect significant gains from the sale of assets or subsidiaries in 2003.

Interest Expense

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Interest expense	$3,374	(16)%	$2,851	(48)%	$1,492
As a percentage of net revenues	1%		0%		0%

      Interest expense consists of interest charges on mortgage notes and capital leases. Interest expense decreased from 2000 to 2001, as a result of lower interest rates and a reduction in outstanding debt balances. Interest expense decreased from 2001 to 2002 as a result of a reduction in the outstanding mortgage notes balances in connection with the sale of several of the underlying properties.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We expect that the adoption of FIN 46 will require us to include our San Jose facilities lease arrangement and potentially certain investments in our Consolidated Financial Statements effective July 1, 2003. In connection with our San Jose facilities lease arrangement, our balance sheet following the July 1, 2003 adoption of FIN 46 will reflect changes to record assets of $126.4 million, liabilities of $122.5 million and non-controlling interests of $3.9 million. In addition, our post-adoption income statement will reflect the reclassification of rent expense payments from operating expenses to interest expense as well as the recognition of depreciation expense, within operating expenses, for our use of the buildings. We estimate that the income statement impact of consolidating our San Jose facilities lease will consist of a charge against earnings, net of taxes, of $5.7 million upon the adoption of FIN 46 on July 1, 2003. This charge will reflect the accumulated depreciation charges that would have been recorded in previous periods had consolidation of the San Jose facilities been required. Additionally, we have not decided whether we will keep the existing financing arrangement or purchase the San Jose facilities. Whether or not we keep the existing financing arrangement, we anticipate recording additional annual operating expenses of $1.7 million, net of taxes, for the recognition of depreciation expense on the buildings. In the event we purchase the San Jose facilities, we will also pay $126.4 million, eliminate financing payments and settle our two interest rate swaps we used to establish a fixed rate of interest for $95 million of our financing arrangement. During the year ended December 31, 2002, our financing payments related to the San Jose facilities totaled $7.9 million. At December 31, 2002, settlement of our two interest rate swaps would have resulted in a loss of $10.9 million.

Impairment of Certain Equity Investments

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Impairment of certain equity investments	$0	100%	$16,245	(77)%	$3,781
As a percentage of net revenues	0%		2%		0%

      During the year ended December 31, 2001, we recorded impairment charges totaling $16.2 million relating primarily to the impairment in the fair value of certain private equity investments. We recorded impairment charges for these investments based upon the deterioration of the financial condition of certain investees and based upon financing obtained by certain other investees at a valuation below which we made our investment.

      During the year ended December 31, 2002, we recorded impairment charges totaling $3.8 million relating to the impairment in the fair value of certain equity investments. We recorded an approximately $640,000 impairment charge for an equity investment in a public company based upon a significant decline in the market value of our investment during 2002, which we determined to be other than temporary. We recorded $3.2 million in impairment charges for certain private equity investments based upon the deterioration of the financial condition of certain investees and as a result of financing obtained by certain other investees at a valuation below which we made our investment.

      We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Provision for income taxes	$32,725	144%	$80,009	82%	$145,946
As a percentage of net revenues	8%		11%		12%
Effective tax rate	40%		47%		37%

      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to non-deductible expenses related to acquisitions, state taxes, subsidiary losses for which we have not provided a benefit and other permanent differences that increase the effective tax rate. These amounts are partially offset by decreases resulting from foreign income with lower effective tax rates and tax-exempt interest income.

      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have provided a full valuation allowance on the deferred tax assets relating to these stock option deductions due to the uncertainties associated with our future stock price and the timing of employee stock option exercises. To the extent that additional stock option deductions are not generated in future years, we will have the ability, subject to carryforward limitations, to utilize up to $207.3 million of additional deferred tax assets to reduce future income tax liabilities. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Minority Interests in Consolidated Companies

		Percent		Percent
	2000	Change	2001	Change	2002

	(in thousands, except percent changes)
Minority interests in consolidated companies	$3,062	145%	$7,514	(131)%	$(2,296)
As a percentage of net revenue	1%		1%		0%

      Minority interests in consolidated companies represents the minority investor’s percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements.

      Third parties held minority interests in Billpoint and eBay Japan in 2000; in Billpoint, Internet Auction, and eBay Japan in 2001; in Billpoint for part of 2002 and Internet Auction for all of 2002. The decrease in minority interests from 2001 to 2002 primarily resulted from Internet Auction generating net income for the first time in 2002. Additionally, our January 2002 acquisition of the remaining 35% minority interest in Billpoint previously held by Wells Fargo Bank also contributed to the decrease. We expect that minority interests in consolidated companies will continue to fluctuate in future periods. If Internet Auction, our majority-owned South Korean subsidiary, continues to be profitable, the minority interests adjustment on the statement of income will continue to decrease our net income by the minority investor’s share of Internet Auction’s net income.

Impact of Foreign Currency Translation

      The growth in our international operations has increased our exposure to foreign currency fluctuations. We have foreign currency denominated net revenues, costs and expenses. These income statement amounts are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

      A significant portion of our international net revenues, operating expenses and net income are denominated in Euros. During the year ended December 31, 2002, the U.S. dollar weakened against the Euro and our weighted-average translation rate used to convert Euro denominated transactions into U.S. dollar equivalents, decreased by approximately 6% compared to the weighted-average translation rate for the year ended December 31, 2001. This weighted-average translation rate change for the Euro resulted in increased net revenues of approximately $11.0 million and increased operating expenses of approximately $5.0 million during the year ended December 31, 2002.

      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace. As a result, foreign currency fluctuations in future periods could become more significant or even have a negative impact on our net revenues and net income.

Liquidity and Capital Resources

Cash Flows

      Since inception, we have financed operations primarily from net cash generated from operating activities. In addition, we have obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options and proceeds from our initial and follow-on public offerings. During 2002, we were primarily financed by our income from operations and from the proceeds of stock option exercises.

      Net cash provided by operating activities was $100.1 million in 2000, $252.1 million in 2001, and $479.9 million in 2002. Net cash provided by operating activities resulted primarily from our net income, tax benefits on the exercise of stock options, non-cash charges for depreciation and amortization and changes in assets and liabilities.

      Net cash used in investing activities was $206.1 million in 2000, $29.8 million in 2001, and $157.8 million in 2002. The primary use for invested cash in the periods presented was for purchases of property and equipment and acquisitions, net of proceeds from the sale of investments and assets.

      Net cash provided by financing activities was $86.0 million in 2000, $101.5 million in 2001, and $252.1 million in 2002. Net cash provided by financing activities was primarily due to the issuance of common stock associated with stock option exercises.

Commitments and Contingencies

Capital Expenditures

      We expect capital expenditures to approximate $200 million during 2003, without taking into account any acquisitions or costs associated with the potential purchase of additional office facilities, and consists primarily of hardware and software for our platform architecture, site operations and corporate information systems. In the event we purchase additional office facilities in 2003, our capital expenditures would be substantially larger. As of December 31, 2002, we have commitments to purchase a total of $28.8 million in computer equipment, software and related services from two vendors.

      In June 2002, we entered into an agreement to purchase computer equipment, software and related services to expand our data warehousing capabilities. Under the agreement we are obligated to pay a minimum of $16.0 million to a third-party vendor during a 30-month period ending in December 2004. Minimum purchases under the commitment total $7.2 million in 2002, $4.5 million in 2003, and $4.3 million in 2004. During the year ended December 31, 2002, we purchased $8.6 million under this contract.

      In December 2002, we entered into an agreement to purchase computer equipment, software and related services to further expand our platform architecture, site operations and corporate information systems. Under the agreement, we are obligated to pay a minimum of $20.0 million to a third-party vendor during 2003. The commitment may include a maximum of $5.4 million in services purchases, and the remainder must consist of equipment and software purchases. The agreement automatically renews for additional one-year periods through 2005, if we do not cancel the agreement at the conclusion of each year. In addition, this vendor amended an existing promotions agreement and has agreed to pay us $5.0 million in quarterly payments for promotion of its auctions on eBay.com in 2003 and to spend an additional $666,000 in joint promotions during the year. The promotions agreement, as amended, can be renewed with the mutual agreement of both parties for additional one-year terms through 2005. Equipment, software and services purchases will be expensed or capitalized in accordance with our capitalization policy. Promotions will be recognized as transaction revenue over the period of delivery.

Leases

      On March 1, 2000, we entered into a five-year lease for general office facilities located in San Jose, California. This five-year lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to us as lessee. Under our lease structure, upon termination or expiration, at our option, we must either purchase the property from the lessor for a predetermined amount or sell the real property to a third party. Our San Jose lease consists of approximately 460,000 square feet of office space. As of December 31, 2002, we occupied approximately 314,000 square feet of this total office space and subleased additional space in the facility to third parties.

      Payments under our lease are based on the $126.4 million cost of the property funded by the third party and are adjusted as the London Interbank Offered Rate, or LIBOR, fluctuates. Under the terms of the lease agreement, the lease terminates on March 1, 2005, unless extended to September 1, 2006. At any time prior to the final 12 months of the lease term, we may, at our option, purchase the property for approximately $126.4 million. If we elect not to purchase the property, we will undertake to sell the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 88% of the $126.4 million cost of the property. Our maximum exposure to loss is the entire amount of $126.4 million if we default on any of certain lease obligations and financial covenants. If this payment were made, we would then receive title to the property. At December 31, 2002, we had not made a decision with respect to the option we will pursue at the end of the lease term. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on our financial condition, results of operations or cash flows.

      In addition, we are required to maintain $126.4 million of cash and investment securities as collateral for the term of the lease and to maintain certain financial covenants. The cash and investment securities are restricted as to their withdrawal from a third-party trustee and are classified as long-term restricted cash and investments on our balance sheet. In the event of a default under the lease, the collateral could be used to pay the purchase price of the property and the lease would be terminated. At December 31, 2002, we were in compliance with our financial covenants under the lease.

      If our lease were terminated, and we became obligated to pay the purchase price of the land and buildings, we would show the cost as an asset on our balance sheet and our restricted cash and investments position would be reduced by the amount of the purchase price. Currently, we reflect rent payments as an operating expense on our statement of income. In the event we were required to purchase the land and buildings, our rent expense would cease and we would subsequently record depreciation expense for the buildings over their estimated useful lives.

      We entered into two interest rate swaps on June 19, 2000 and July 20, 2000, to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” and “Note 6 — Derivative Instruments” to our Consolidated Financial Statements, which is incorporated by reference herein.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We expect that the adoption of FIN 46 will require us to include our San Jose facilities lease and potentially certain investments in our Consolidated Financial Statements effective July 1, 2003. In connection with our San Jose facilities lease arrangement, our balance sheet following the July 1, 2003 adoption of FIN 46 will reflect changes to record assets of $126.4 million, liabilities of $122.5 million and non-controlling interests of $3.9 million. In addition, our post-adoption income statement will reflect the reclassification of rent expense payments from operating expenses to interest expense as well as the recognition of depreciation expense, within operating expenses, for our use of the buildings. We estimate that the income statement impact of consolidating our San Jose facilities lease will consist of a charge against earnings, net of taxes, of $5.6 million upon the adoption of FIN 46 on July 1, 2003. This charge will reflect the accumulated depreciation charges that would have been recorded in previous periods had consolidation of the San Jose facilities been required. Additionally, we have not decided whether we will keep the existing financing arrangement or purchase the San Jose facilities. Whether or not we keep the existing financing arrangement, we anticipate recording additional annual operating expenses of $1.7 million, net of taxes, for the recognition of depreciation expense on the buildings. In the event we purchase the San Jose facilities, we will also pay $126.4 million, eliminate financing payments and settle our two interest rate swaps we used to establish a fixed rate of interest for $95 million of our financing arrangement. During the year ended December 31, 2002, our financing payments related to the San Jose facilities totaled $7.9 million. At December 31, 2002, settlement of our two interest rate swaps would have resulted in a loss of $10.9 million.

      Our U.S. segment occupies approximately 434,000 square feet of commercial office space in the United States. We occupy 314,000 square feet of commercial office space in San Jose, California under the terms of our synthetic lease for our corporate headquarters. We own and occupy approximately 72,000 square feet of commercial office space in Salt Lake City, Utah for our domestic customer support center. We lease and occupy an additional 48,000 square feet of commercial office space in various domestic locations for the operations of certain U.S. subsidiaries.

      Our International segment leases approximately 210,000 square feet of commercial office space in 12 countries for our international operations, including the operations of our South Korean majority-owned subsidiary.

      Our Payments segment leases approximately 126,000 square feet of commercial office space in the United States and the United Kingdom. In addition, our Payments segment owns approximately 22 acres of land near Omaha, Nebraska, on which a 115,000 square foot facility is under construction. Upon completion, this facility will house the primary customer service operations center for our Payments segment.

      We also have lease obligations under certain other non-cancelable operating leases. Future minimum rental payments under all non-cancelable operating leases, exclusive of the residual value guarantee on our general office facilities located in San Jose, California, at December 31, 2002 are as follows (in thousands):

Year Ending	Operating
December 31,	Leases

2003	$16,410
2004	17,056
2005	9,630
2006	7,568
2007	6,108
Thereafter	19,909

Total minimum lease payments	$76,681

      Minimum annual repayments on notes payable and capital leases at December 31, 2002 are as follows (in thousands):

Year ending
December 31,	Total

2003	$4,145
2004	2,513
2005	1,478
2006	616
2007	—
Thereafter	9,192

$17,944

Marketing Agreements

      From time to time and in the ordinary course of business, we enter into arrangements to purchase online and offline promotions. Such arrangements typically involve minimum purchase commitments with terms ranging from several months to five years.

AOL interactive marketing agreement

      In April 2002, we amended our Interactive Marketing Agreement with AOL Time Warner, Inc., or AOL. AOL attained certain performance goals in the contract year ending March 23, 2003, and extended the amended agreement for an additional year, through March 23, 2004. Under the terms of the amended agreement, we will pay AOL for its advertising services on a new user performance basis, up to a maximum of $15 million. We are recognizing these fees as sales and marketing expense as such services are provided. From time to time, we have also entered into incremental, discretionary purchases of advertising from AOL. Discretionary purchases totaled $1.4 million during 2000, $8.5 million during 2001, and $7.6 million during 2002.

      In the event that AOL’s advertising services during the year achieve certain specified performance goals, AOL has the right to extend the term of the amended agreement through March 23, 2005. Our financial obligation for this renewal year, if any, will also be determined on a new user performance basis and will amount to a maximum of $10.0 million.

Disney marketing agreement

      In February 2000, we entered a four-year marketing agreement with The Walt Disney Company, or Disney, to provide us with online and offline advertising and promotions and develop a co-branded version of our online service. Subject to certain Disney performance obligations, we were obligated to pay a minimum of $30 million to Disney over the four-year term of the agreement. In August 2001, we amended the terms of the initial agreement and agreed to purchase a minimum of $23.0 million in online and offline promotions through September 2004. We also committed to provide Disney with online advertising on the eBay.com website valued at $3.5 million. Through December 31, 2002, we have recognized $16.9 million in sales and marketing expense associated with the amended agreement.

Microsoft marketing and services agreements

      During 2001, we entered into a series of marketing and services agreements with Microsoft that obligate us to purchase online advertising promotions, software and related services through September 2003, totaling $8 million. In addition, Microsoft has agreed to purchase online advertising and other services from us totaling $7 million over a three-year period ending June 2004. Through December 31, 2002, we have recognized $4.3 million in sales and marketing expenses for advertising services received, incurred $3.0 million for Microsoft software products used to support our operations and recognized $5.4 million in revenues for advertising services delivered to Microsoft.

Subsequent Events

Vancouver Lease

      In February 2003, we entered into an operating sublease for approximately 110,000 square feet of commercial office space in Vancouver, British Columbia for a customer support center. The sublease commences on July 1, 2003 and ends on October 30, 2011. Rental commitments under the sublease total $11.8 million, including operating costs and taxes. In addition, we are subleasing approximately 37,000 square feet of the leased space back to the prime lessee for substantially the same lease term. The prime lessee’s rental commitments to eBay under the sublease total $5.2 million, including operating costs and taxes. The prime lessee has provided an irrevocable letter of credit for $7.8 million as security for their obligations under this sublease arrangement. The commitment under our sublease, as well as the prime lessee’s sublease and letter of credit, are denominated in Canadian dollars. The dollar figures above are in U.S. dollars, converted from Canadian dollars at the exchange rate as of December 31, 2002.

Integration of Half.com Platform

      In March 2003, we announced our intention to fully integrate the platform of Half.com, a wholly owned subsidiary acquired in July 2000, with the eBay.com platform by the end of 2004. Half.com’s office in Pennsylvania, where 65 of its employees work, will be shut down once this process is complete. Management is in the process of formalizing an exit and integration plan and expects to finalize the plan by the end of 2003. Based on our preliminary estimates, we anticipate costs related to employee retention and severance will total approximately $3 million. If we decide to exit Half’s leased office facility, the amount of lease termination costs, excluding any possible sublease income, and fixed asset write-offs will total approximately $2 million. Costs related to our exit plan will be recorded as charges on our income statement over the exit and integration period in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

PayPal’s Prior Services to Online Gambling Merchants

      PayPal completed its exit from the business of processing payments for online gambling merchants in November 2002. Approximately 6% of PayPal’s revenues in 2002 were derived from this business. Beginning in July 2002, PayPal provided documents and information related to its services to online gambling merchants in response to a federal grand jury subpoena issued at the request of the U.S. Attorney for the Eastern District of Missouri. On March 28, 2003, PayPal received a letter from the U.S. Attorney for the Eastern District of Missouri indicating its contention that PayPal’s provision of services to online gambling merchants violated 18 U.S.C. § 1960 of the USA PATRIOT Act, which prohibits the transmission of funds that are known to have been derived from a criminal offense or are intended to be used to promote or support unlawful activity, thereby subjecting PayPal to potential civil forfeiture of the amounts it received in connection with such activities as well as potential criminal liability. The letter offered a complete settlement of all possible claims and charges from the U.S. Attorney for the Eastern District of Missouri if Paypal paid the purported amount of its earnings derived from online gambling merchants during the nine-month period from October 26, 2001 to July 31, 2002, plus interest. PayPal acted in the good faith belief that its conduct did not violate 18 U.S.C. § 1960 and PayPal calculates that the amount of its earnings from online gaming activities was less than asserted in the letter. Although the outcome of this matter is not yet determinable, the monetary amounts associated with this matter are not expected to have a material impact on our financial position, results of operations or cash flows.

General

      We believe that existing cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

Critical Accounting Policies, Judgments and Estimates

      The following description of critical accounting policies and estimates should be read in conjunction with our Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K for the year ended December 31, 2002. Senior management and the Audit Committee of our Board of Directors regularly review the appropriateness of the methodologies and estimates used in connection with the application of our critical accounting policies.

Provisions for Doubtful Accounts and Authorized Credits

      Our U.S. and International segments are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of actual losses and credits based on our historical experience, are monitored monthly, and are made at the time the related revenue is recognized. The provision for doubtful accounts is recorded as a charge to operating expense, while the provision for authorized credits is recorded as a reduction of revenues. The following table illustrates the provision for doubtful accounts and authorized credits as a percentage of net revenues for 2000, 2001, and 2002 (in thousands, except percents).

	2000	2001	2002

Net revenues from the U.S. and International segments	$426,385	$731,173	$1,118,732
Provision for doubtful accounts and authorized credits	18,237	25,243	25,455
Provision for doubtful accounts and authorized credits as a % of net revenues from the U.S. and International segments	4.3%	3.5%	2.3%

      Historically, our actual losses and credits have been consistent with these provisions. However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows. Based on our results for the year ended December 31, 2002, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in expense and/or net revenues of approximately $3 million. The following analysis demonstrates the potential effect a 25 basis point deviation from our estimates would have upon our financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

		Management’s
	-25 Basis	2002	+25 Basis
	Points	Estimate	Points

Provision for doubtful accounts and authorized credits	$22,934	$25,455	$28,528
Income from operations	356,718	354,197	351,124
Net income	251,482	249,891	247,951
Diluted earnings per share	0.86	0.85	0.85

Provision for Transaction Losses

      Our Payments segment is exposed to transaction losses due to fraud, as well as non-performance of third parties and customers. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant related charge-backs due to non-delivery of goods or services, ACH returns, and debit card overdrafts. These allowances represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those to which we have not yet been notified. The allowances are monitored monthly and are updated based on actual claims data reported by our claims processors. Customers typically have up to 180 days to file transaction disputes. Consequently, the time between estimating the loss provisions and realization of the actual amount is short. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the allowance, in the form of provisions, are reflected as a general and administrative expense in our results of operations, while write-offs to the allowance are made when a loss is determined to have occurred. Recoveries, when collected, are recorded as an increase to the allowance for transaction losses. As of December 31, 2002, the allowance for transaction losses totaled $10.1 million and was included in other current liabilities in our consolidated balance sheet.

      The following table illustrates the provision for transaction losses as a percentage of total payment volume from PayPal operations for the post-acquisition period from October 4, 2002 through December 31, 2002 (in thousands, except percents).

2002

Total Payment Volume from the PayPal operations	$2,138,093
Provision for transaction losses	7,832
Provision for transaction losses as a % of total payment volume from PayPal operations	0.37%

      Prior to our October 3, 2002 acquisition of PayPal, no provision for transaction losses was recorded as our third-party banking service provider assumed all transaction loss exposure. The fees charged to us by this banking service provider reflected the assumption of this loss exposure and other services rendered. Charges for the services were reported as a cost of net revenues.

      The establishment of appropriate allowances for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level deemed appropriate by management to adequately provide for losses incurred at the balance sheet date. Based on our results for the post-acquisition period from October 4, 2002 through December 31, 2002, a five basis point deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.0 million. The following analysis demonstrates the potential effect a five basis point deviation from our estimates would have upon our financial statements for the period that we consolidated PayPal’s operations and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

		Management’s
	-5 Basis	2002	+5 Basis
	Points	Estimate	Points

Provision for transaction losses	$6,842	$7,832	$8,980
Income from operations	355,187	354,197	353,049
Net income	250,516	249,891	249,166
Diluted earnings per share	0.86	0.85	0.85

Legal Contingencies

      In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our income statement. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Item 3: Legal Proceedings” and “Note 11 — Commitments and Contingencies — Litigation” to our Consolidated Financial Statements, which is incorporated by reference herein. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our U.S. business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of each of our three segments.

Accounting for Income Taxes

      We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion of or all of the deferred tax asset will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our income statement. Where the change in the valuation allowance relates to the deduction for employee stock option exercises, the change is reflected as a credit to additional paid-in-capital. As employee stock option exercises are highly dependent upon the performance of our stock price, it is extremely difficult to predict the amount of deductions that will be generated from future option exercises and, therefore, it is difficult for us to ascertain the amount of deferred tax assets related to employee stock option exercises that may be realized in future periods. We have consequently provided a valuation allowance equal to 100% of our deferred tax assets related to employee stock option exercises. The deferred tax asset, net of a valuation allowance of $145.2 million, totaled $100.2 million at December 31, 2002. The following table illustrates the provision for income taxes as a percentage of income before income taxes for 2000, 2001, and 2002 (in thousands, except percents):

	2000	2001	2002

Income before income taxes	$81,019	$170,457	$395,837
Provision for income taxes	32,725	80,009	145,946
Provision for income taxes as a % of income before income taxes	40%	47%	37%

      Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows. Based on our results for the year ended December 31, 2002, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in expense of approximately $4.0 million. The following analysis demonstrates the potential effect such a one-percentage point deviation change would have upon our financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

		Management’s
		2002
	-1%	Estimate	+1%

Provision for income taxes	$142,105	$145,946	$150,022
Income before income taxes	395,837	395,837	395,837
Net income	253,732	249,891	245,815
Diluted earnings per share	0.87	0.85	0.84

Third-party Advertising Revenues

      Our third-party advertising revenues are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to three years, but is generally one week to three months. Advertising revenues on both banner and sponsorship contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Barter transactions are valued based on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved. These amounts are included in deferred revenue in our balance sheet. Third-party advertising net revenues, including barter transactions, totaled 3%, 11% and 5% of our consolidated net revenues for the years ended December 31, 2000, 2001 and 2002, respectively and were primarily from our U.S. segment. Revenue from barter arrangements totaled $2.5 million in 2000, $10.4 million in 2001, and $10.1 million in 2002.

      Third-party advertising revenues may be affected by the financial condition of our customers and by the success of online promotions in general. Recently, the industry pricing of online advertisements has deteriorated. Our third-party advertising revenue is dependent in significant part on the performance of AOL Time Warner, Inc., or AOL, over which we do not have control. Reduction in third-party advertising, whether due to softening of the demand for online advertising in general or particular problems facing parties with whom we have contractual arrangements, would adversely affect our operating results. Unlike our transaction revenues, third-party advertising revenues are derived from a highly concentrated customer base. During the years ended December 31, 2000 and 2001, third-party advertising revenues were all attributable to approximately 20 customers each year. During the year ended December 31, 2002, third-party advertising revenues were all derived from approximately 30 customers. We continue to view our business as primarily transaction driven and we expect third-party advertising revenues in future periods to decrease as a percentage of total net revenues, and in absolute dollars. Additionally, our advertising sales representative agreement with AOL has not been extended or renewed and is scheduled to terminate on March 31, 2003, with AOL to continue its electronic delivery of our online advertisements for a specified wind-down period. After March 31, 2003, our third-party advertising revenues will be dependent on the efforts of our existing internal sales staff.

End-to-End Services Revenues

      Our end-to-end services revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users. To date, the duration of our end-to-end services contracts has ranged from one to three years. End-to-end services revenues are recognized as the contracted services are delivered to end-users. To the extent that significant obligations remain at the end of a period or collection of the resulting receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved. End-to-end services net revenues were 7%, 4% and 2% of our consolidated net revenues for the years ended December 31, 2000, 2001 and 2002, respectively and were primarily from our U.S. segment.

      Similar to our third-party advertising revenues, our end-to-end services revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online services and promotions in general. Additionally, end-to-end services revenues are also concentrated among a small customer base. End-to-end services revenues were derived from approximately 10 customers in 2000 and from approximately 20 customers in each of 2001 and 2002. We continue to view our business as primarily transaction driven and expect end-to-end services revenues in future periods to decrease as a percentage of total net revenues and in absolute dollars.

Impairment of Long-Lived Assets, Goodwill and Investments

      Our long-lived assets at December 31, 2002 are property and equipment of $218.0 million and other intangible assets of $279.5 million. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital.

      Our goodwill at December 31, 2002 totaled $1.46 billion. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

      To date, we have recorded no impairment of property and equipment, goodwill, or intangible assets. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges in any or all of our three segments to reduce the carrying amount of these assets.

      The fair value of long-term investments are dependent on the performance of the companies and instruments in which we have invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as the forecasted financial performance of the companies in which we invest. If forecasted performance levels are not met or if other events occur, we may have to record additional impairment charges in our U.S. and International segments to reduce the carrying amount of these assets. During the year ended December 31, 2002, we recognized $3.8 million of impairment losses relating to the impairment in value of certain equity investments. At December 31, 2002, the total value of our equity investments in unconsolidated companies was $44.2 million, with $4.9 million in our U.S segment, $37.5 million in our International segment, and none in our Payments segment.

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging

Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact upon our financial position, cash flows or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact upon our financial position, cash flows or results of operations. See “Note 11 — Commitments and Contingencies” to our Consolidated Financial Statements, which is incorporated by reference herein.

Accounting for Stock Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” SFAS 148 provides two additional transition methods for entities that voluntarily adopt the fair value method of recording expenses when accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and have been incorporated into the notes to the accompanying financial statements. We have chosen not to voluntarily adopt the fair value method of accounting for employee stock option grants at this time.

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We expect that the adoption of FIN 46 will require us to include our San Jose facilities lease arrangement and potentially certain investments in our Consolidated Financial Statements effective July 1, 2003. In connection with our San Jose facilities lease arrangement, our balance sheet following the July 1, 2003 adoption of FIN 46 will reflect changes to record assets of $126.4 million, liabilities of $122.5 million and non-controlling interests of $3.9 million. In addition, our post-adoption income statement will reflect the reclassification of rent expense payments from operating expenses to interest expense as well as the recognition of depreciation expense, within operating expenses, for our use of the buildings. We estimate that the income statement impact of consolidating our San Jose facilities lease will consist of a charge against earnings, net of taxes, of $5.6 million upon the adoption of FIN 46 on July 1, 2003. This charge will reflect the accumulated depreciation charges that would have been recorded in previous periods had consolidation of the San Jose facilities been required. Additionally, we have not decided whether we will keep the existing financing arrangement or purchase the San Jose facilities. Whether or not we keep the existing financing arrangement, we anticipate recording additional annual operating expenses of $1.7 million, net of taxes, to for the recognition of depreciation expense on the buildings. In the event we purchase the San Jose facilities, we will also pay $126.4 million, eliminate financing payments and settle our two interest rate swaps we used to establish a fixed rate of interest for $95 million of our financing arrangement. During the year ended December 31, 2002, our financing payments related to the San Jose facilities totaled $7.9 million. At December 31, 2002, settlement of our two interest rate swaps would have resulted in a loss of $10.9 million.

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

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users who list items for sale, who purchase items through our service or who use our payment services and to maintain customer satisfaction;

•	our ability to keep our websites operational at a reasonable cost;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	foreign, federal, state or local government regulation, including investigations prompted by items listed, sold or paid for by our users;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as the credit card associations;

•	the success of our geographical and product expansion;

•	the introduction of new sites, services and products by us or our competitors;

•	volume, size, timing and completion rate of transactions on our websites;

•	consumer confidence in the safety and security of transactions on our websites;

•	our ability to upgrade and develop our systems, infrastructure and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to develop product enhancements at reasonable cost;

•	our ability to integrate successfully and cost effectively manage our acquisitions, including the acquisition of PayPal;

•	our ability to manage fraud loss and credit card charge back rates and the payment funding mix at PayPal;

•	the cost and demand for advertising on our websites;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties (such as photo hosting);

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in our online businesses, including PayPal;

•	our ability to expand our product offerings involving fixed-price trading successfully;

•	the costs and results of litigation that involves us;

•	the results of regulatory decisions that affect us;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our commercial partners and technology suppliers;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, for the trading of products such as those listed on our websites;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war or terrorist actions.

      Our limited operating history and the increased variety of services offered on our websites makes it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Due to the inherent difficulty in forecasting revenues it is also difficult to forecast income statement expenses as a percentage of net revenues. Quarterly and annual income statement expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

We may not maintain our level of profitability.

      We believe that our continued profitability at historical levels will depend in large part on our ability to do the following:

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

      While eBay has acquired smaller companies in the past, the acquisition of PayPal represents by far the largest acquisition by eBay to date. We expect that the process of integrating PayPal’s business into the eBay platform, and pursuing opportunities for PayPal’s growth outside of the eBay platform, will be relatively difficult and will require significant attention from management. This may divert management’s attention from its focus on eBay’s principal business for an extended period of time. In addition, PayPal will continue to operate as an independent wholly owned subsidiary of eBay. Because PayPal will be relatively independent, efficient cooperation between eBay and PayPal following the merger will be crucial for a successful integration of PayPal’s business into the eBay platform. PayPal’s pre-merger Chief Executive Officer left the company at the time the merger was consummated and the pre-merger Chief Technical Officer, Chief Operating Officer and Chief Financial Officer left the company shortly thereafter. Accordingly, PayPal’s new Chief Executive Officer and certain other members of its management have only limited experience with PayPal. There can be no assurance that PayPal’s business will be integrated into the eBay platform in a timely and efficient manner or that any of the anticipated benefits of the merger will be realized. If these benefits are not realized, our business and operating results will be harmed.

Our business is adversely affected by anything that causes our users to spend less time on their computers, including national events and seasonal factors.

      Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war or terrorist activity. Similarly, our results of operations historically have been seasonal in nature because many of our users reduce their activities on our websites during the holidays, such as during the Thanksgiving (in the U.S.) and Christmas periods, and with the onset of good weather during the summer months. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, except that its strongest quarter of online growth has historically been the fourth fiscal quarter.

There are many risks associated with our international operations.

      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada and Korea, has also become critical to our revenues and profits. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In many countries, we compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit certain categories of goods, may require special licensure, or may limit the transfer of information between our foreign subsidiaries and ourselves;

•	legal uncertainty regarding liability for the listings of our users, including less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	more stringent consumer and data protection laws;

•	cultural ambivalence to, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors;

•	profit repatriation restrictions, foreign currency exchange restrictions and exchange rate fluctuations;

•	changes in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

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

      We intend to expand PayPal’s services internationally. Both we and PayPal have limited experience with the payments business outside of the U.S. In addition to all of the factors listed above, we expect that successful international expansion of PayPal’s business will require successful integration with local payment providers (including banks, credit and debit card associations, electronic fund transfer systems and others) and in some countries may require a close commercial relationship with a local bank. We do not know if these or other factors may prevent, delay or limit PayPal’s expansion or reduce its profitability. Any limitation on our ability to expand PayPal internationally could harm our business.

Our business may be subject to sales and other taxes.

      We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or any foreign country may seek to impose value-added taxes, or VAT, or sales or use tax collection or record-keeping obligations on companies such as ours that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an auctioneer or the agent of our sellers. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years, which has been extended through November 1, 2003. This moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. New regulations in the European Union relating to the collection of VAT on digital services will require us to collect and remit VAT on our own fees beginning in July 2003. We intend to work with relevant tax authorities to clarify our obligations under these regulations and to change our software to permit the billing of these taxes. We expect substantial ongoing costs associated with complying with the VAT rules throughout Europe and the increased cost to our users may reduce their activity on our websites. Both of these effects could adversely affect our business. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

PayPal is subject to unique risks that could harm our business.

PayPal faces significant risks of loss due to fraud and disputes between senders and recipients. If PayPal is unable to deal effectively with fraudulent transactions, PayPal’s losses from fraud would increase, and its business would be harmed.

      PayPal faces significant risks of loss due to fraud and disputes between senders and recipients, including:

•	unauthorized use of credit card and bank account information and identity theft;

•	merchant fraud and other disputes over the quality of goods and services;

•	potential breaches of system security;

•	potential employee fraud; and

•	use of PayPal’s system by customers to make or accept payment for illegal or improper purposes.

      For the years ended December 31, 2001, and December 31, 2002, PayPal’s provision for transaction losses totaled $14.8 million and $28.8 million, respectively, representing 0.42% and 0.41% of PayPal’s total payment volume. In January 2003 PayPal increased the withdrawal limit for unverified international users to $500 per month in certain countries. This increase may result in higher transaction losses.

PayPal incurs chargebacks and other losses from merchant fraud, payment disputes and insufficient funds, and its liability from these items could have a material adverse effect on its business and result in PayPal losing the right to accept credit cards for payment. If PayPal is prohibited from accepting credit cards for payment, its ability to compete could be impaired, and our business would suffer.

      PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant’s description or that the customer did not authorize the purchase. PayPal also incurs losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. PayPal’s liability for such items could have a material adverse effect on its business, and if they become excessive, could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would suffer. PayPal has been assessed substantial fines in the past, and excessive chargebacks may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures may not be effective. If these measures do not succeed, our business will suffer.

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

      As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or their account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal is subject to several purported class action lawsuits challenging its procedures and disclosures with respect to suspicious accounts (See “Item 3: Legal Proceedings”), and if PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. If PayPal loses this litigation or is subject to an enforcement action, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial damages. Even if PayPal is able to defend itself successfully, the litigation or enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program.

Any failure to provide effective customer support could result in the loss of customers and inability to attract new customers, which would harm PayPal’s business.

      Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer service, and must resolve certain customer contacts within shorter time frames. PayPal has received negative publicity with respect to its customer service and is the subject of purported class action lawsuits alleging, among other things, failure to resolve promptly certain account restrictions. If PayPal is unable to provide quality customer support operations in a cost-effective manner, its users may have negative experiences, PayPal may receive additional negative publicity and its ability to attract new customers may be damaged. Current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in eBay as a whole.

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

      PayPal completed its exit from the business of processing payments for online gambling merchants in November 2002. Approximately 6% of PayPal’s revenues in 2002 were derived from this business. The loss of these revenues and related profits will adversely affect PayPal’s financial results. As a result of having been in this business, PayPal has become subject to two inquiries related to payments made through its service to online gambling merchants. In August 2002, PayPal reached agreement with the Attorney General of the State of New York that it would cease processing payments from its New York members to such merchants and pay the State of New York $200,000 in penalties and disgorged profits and to cover the cost of investigation. Beginning in July 2002, PayPal provided documents and information related to its services to online gambling merchants in response to a federal grand jury subpoena issued at the request of the U.S. Attorney for the Eastern District of Missouri. On March 28, 2003, PayPal received a letter from the U.S. Attorney for the Eastern District of Missouri indicating its contention that PayPal’s provision of services to online gambling merchants violated 18 U.S.C. § 1960 of the USA PATRIOT Act, which prohibits the transmission of funds that are known to have been derived from a criminal offense or are intended to be used to promote or support unlawful activity, thereby subjecting PayPal to potential civil forfeiture of the amounts it received in connection with such activities as well as potential criminal liability. The letter offered a complete settlement of all possible claims and charges from the U.S. Attorney for the Eastern District of Missouri if Paypal paid the purported amount of its earnings derived from online gambling merchants during the nine-month period from October 26, 2001 to July 31, 2002, plus interest. PayPal acted in the good faith belief that its conduct did not violate 18 U.S.C. § 1960 and PayPal calculates that the amount of its earnings from online gaming activities was less than asserted in the letter. Should this investigation lead to a civil or criminal charge against PayPal, we would be harmed by negative publicity, the cost of litigation and the diversion of management time, even if PayPal ultimately prevails. Any finding of a civil or criminal violation by PayPal, or potentially any settlement, could also endanger PayPal’s ability to obtain, maintain or renew money transmitter licenses in jurisdictions where it requires such licenses to operate, which would materially harm our business.

Changes to card association rules or practices could negatively affect PayPal’s service and, if it does not comply with the rules, could result in a termination of PayPal’s ability to accept credit cards. If PayPal is unable to accept credit cards, our business would suffer.

      Because PayPal is not a bank, it cannot belong to and directly access the Visa and MasterCard credit card associations or the Automated Clearing House, or ACH, payment network. As a result, PayPal must rely on banks and their service providers to process its transactions. PayPal must comply with the operating rules of the credit card associations and the National Automated Clearing House Association, or NACHA, as they apply to merchants. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with PayPal. Visa, MasterCard,

American Express or Discover could adopt new operating rules or interpretations of existing rules which PayPal or its processors might find difficult or even impossible to comply with, in which case PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, if PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease and our business would suffer.

      MasterCard has announced that a clarification of its rules, effective May 1, 2002, requires each commercial customer that regularly uses PayPal to accept payment for goods or services, to enter into a contract directly with the bank that processes MasterCard transactions for PayPal and to agree to observe MasterCard rules. PayPal is complying with this rule through changes to its User Agreement, its internal processes, its contractual relationship with its credit card processor, and by obtaining additional information about its larger customers. As a result, PayPal has changed the interrelationship among itself, its larger customers and its credit card processing bank in ways that will increase PayPal’s costs and may reduce the attractiveness of its service.

      In 2001, Visa indicated that some of PayPal’s practices violated its operating rules, and PayPal implemented changes in response. In January 2002, PayPal received correspondence through its credit card processor that three issues remained unresolved. These issues relate to PayPal’s international membership fees, its fees for international credit card funded payments, and its process for obtaining authorization to charge a customer’s Visa account if the customer’s ACH transfer fails. In connection with these issues, PayPal’s processor was assessed fines totaling $130,000 by Visa in 2002, $110,000 of which PayPal’s processor has passed through to PayPal. PayPal has implemented changes to its practices to resolve these issues, and believes these changes have resolved all outstanding issues that resulted in compliance fines from Visa. However, these changes could make the PayPal service less attractive to its customers.

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

      Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, in which case our business would suffer.

If PayPal were found to be subject to or in violation of any laws or regulations governing banking, it could be subject to liability and forced to change its business practices.

      PayPal believes that the licensing or approval requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate banks, bank holding companies or other types of providers of electronic commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned below. However, one or more states may conclude that, under its or their statutes, PayPal is engaged in an unauthorized banking business. PayPal received written communications from regulatory authorities in New York, most recently in February 2002, and Louisiana expressing the view that its service as it formerly operated constituted an unauthorized banking business, and from authorities in California and Idaho in 2001 that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns, and has received a conclusion from the New York Banking Department that its current business model does not constitute illegal banking. PayPal also has obtained licenses to operate as a money transmitter in California, Louisiana and Idaho. However, we cannot assure you that the steps PayPal has taken to address state regulatory concerns will be effective in all states. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, in which case our business would suffer.

If PayPal were found to be subject to or in violation of any laws or regulations governing money transmitters, it could be subject to liability and forced to change its business practices.

      A number of states have enacted legislation regulating money transmitters and PayPal has applied for licenses under this legislation in 28 jurisdictions. To date, PayPal has obtained licenses in 20 states and the District of Columbia. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability or forced to cease doing business with residents of certain states or to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, in which case our business would suffer. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.

If PayPal were to be found subject to or in violation of any laws or regulations governing electronic fund transfers, it could be subject to liability and forced to change its business practices.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Additionally, pending legislation at the state and federal levels may restrict further PayPal’s information gathering and disclosure practices. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction. During the years ended December 31, 2001 and December 31, 2002, PayPal processed approximately 189,000 and 348,000 transactions per day, respectively, and any violations could expose PayPal to significant liability.

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

      PayPal currently offers its product to customers with credit cards in 37 countries outside the U.S. In 19 of these countries, customers can withdraw funds to local bank accounts. In these countries, it is not clear whether, in order to provide its product in compliance with local law, PayPal needs to be regulated as a bank or financial institution or otherwise. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend operations in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Implementation of PayPal’s plans to enhance the attractiveness of its product for international customers, in particular its plans to offer customers the ability to transact business in major currencies in addition to the U.S. dollar, will increase the risks that it could be found to be in violation of laws or regulations in countries outside the U.S. In the fourth quarter of 2002, PayPal began offering customers the ability to send or receive payments in Pounds, Euros, Canadian Dollars or Yen, in addition to U.S. dollars.

PayPal’s financial success will remain highly sensitive to changes in the rate at which its customers fund payments using credit cards rather than bank account transfers or existing PayPal account balances. PayPal’s profitability could be harmed if the rate at which customers fund using credit cards goes up.

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance. For the years ended December 31, 2001 and December 31, 2002, senders funded 51.5% and 49.8%, respectively, of PayPal’s payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. MasterCard is implementing an increase to its interchange fees effective April 2003. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal. Any such increased fees could increase PayPal’s operating costs and reduce its profit margins. Furthermore, PayPal’s credit card processors require it to pledge cash as collateral with respect to PayPal’s acceptance of Visa, MasterCard, American Express and Discover and the amount of cash that PayPal is required to pledge could be increased at any time.

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

      We must continue to hire, train and manage new employees at a rapid rate. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities. The additional headcount and capital investments we are adding increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term.

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

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling, but the appeal has not yet been briefed or heard.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We answered the complaint, denying the allegations. In April 2002, we filed four motions for summary judgment relating to the three patents in suit. The court denied three of those motions and deferred ruling on the fourth motion. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patents, and in October 2002 the court issued its claim construction findings. In October 2002, the court gave us leave to amend our answer to include a claim that MercExchange committed fraud on the patent office during the prosecution of one of the patents. On the same date, the court granted in part our pending summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. In November 2002, we filed two additional summary judgment motions regarding the patents. One motion was denied as moot; the other was denied because the court found there were triable issues of fact. In February 2003, we filed an additional summary judgment motion, which is still pending. Only two patents remain in the case at this time. Trial is scheduled for April 22, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a transaction and seeking a permanent injunction and damages. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

      On August 16, 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. In January 2003, the court granted the collective defendants’ motion to transfer the case from the court where it was filed in Marshall, Texas to the Federal District Court for the Southern District of Indiana. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On February 20, 2002, PayPal was sued in California state court in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff on June 6, 2002, and a related action was filed in the U.S. District Court for the Northern District of California on the same day. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. The two federal court actions have been consolidated into a single case. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Three purported class action complaints were filed following announcement of the PayPal merger in July 2002 in the court of Chancery in the State of Delaware in and for New Castle County by alleged stockholders of PayPal. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio in the merger was unfair and inadequate. The plaintiffs seek, among other things, an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act and Communications Decency Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. In particular, we expect that patent infringement claims involving various aspects of our Payments business will continue to be made. We have been notified of several potential disputes and are subject to a suit by Tumbleweed Communications Corporation that is currently ongoing. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

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

Other than through these programs, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies who could take action against us, including imposing fines or seeking injunctions.

Government inquiries may lead to charges or penalties.

      On January 29, 1999, we received initial requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our websites. We were informed that the inquiry includes an examination of our practices with respect to these transactions. We have continued to provide further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter. Should this or any other investigation lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the cost of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would suffer if we were not to prevail in any action like this. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

      PayPal completed its exit from the business of processing payments for online gambling merchants in November 2002. Approximately 6% of PayPal’s revenues in 2002 were derived from this business. Beginning in July 2002, PayPal provided documents and information related to its services to online gambling merchants in response to a federal grand jury subpoena issued at the request of the U.S. Attorney for the Eastern District of Missouri. On March 28, 2003, PayPal received a letter from the U.S. Attorney for the Eastern District of Missouri indicating its contention that PayPal’s provision of services to online gambling merchants violated 18 U.S.C. § 1960 of the USA PATRIOT Act, which prohibits the transmission of funds that are known to have been derived from a criminal offense or are intended to be used to promote or support unlawful activity, thereby subjecting PayPal to potential civil forfeiture of the amounts it received in connection with such activities as well as potential criminal liability. The letter offered a complete settlement of all possible claims and charges from the U.S. Attorney for the Eastern District of Missouri if PayPal paid the purported amount of its earnings derived from online gambling merchants during the nine-month period from October 26, 2001 to July 31, 2002, plus interest. PayPal acted in the good faith belief that its conduct did not violate 18 U.S.C. § 1960 and PayPal calculates that the amount of its earnings from online gaming activities was less than asserted in the letter. Should this investigation lead to a civil or criminal charge against PayPal, we would be harmed by negative publicity, the cost of litigation and the diversion of management time, even if PayPal ultimately prevails. Any finding of a civil or criminal violation by PayPal, or potentially any settlement, could also endanger PayPal’s ability to obtain, maintain or renew money transmitter licenses in jurisdictions where it requires such licenses to operate, which would materially harm our business.

      A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign, federal, state and local regulatory agencies and been told that they have questions with respect to the steps we take to protect our users from fraud and about our operations. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures and operating procedures. If one or more of these agencies is not satisfied with our response to current or future inquiries, the resultant investigations and potential fines or other penalties could harm our business.

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

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, HomesDirect.com, NeoCom and PayPal. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquisition, including the acquisition of PayPal, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

      Foreign acquisitions involve special risks, including those related to integration of operations across different cultures, languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Moreover, the anticipated benefits of any or all of our acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

Problems with third parties who provide services to our users could harm us.

      A number of third parties provide services to our users that indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, photo hosting, and other services. In many cases we have contractual agreements with these companies, which may give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business.

      In addition, although we generally have been able to renew or extend the terms of contractual arrangements with our third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. Our contractual arrangement with our third-party photo hosting service provider is scheduled to expire on September 30, 2003, subject to certain post-termination obligations. If we are unable either to renegotiate the contract on terms acceptable to us, to build equivalent functionality ourselves or to find an alternative supplier, our business would be adversely affected.

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

      As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items (e.g., real estate, boats, automobiles). We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois Auction law to our services. In August 2002, Illinois amended the Illinois auction law to provide for a special regulatory regime for “Internet auction listing services.” We expect to register as an Internet auction listing service in Illinois following the adoption of regulations under the amended statute. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

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

      We recognize revenues from end-to-end service providers and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. Recently, the pricing of online advertisements has deteriorated. Our direct advertising revenues historically have been dependent in significant part on the performance of AOL’s sales force. Our advertising sales relationship with AOL has not been extended or renewed and is scheduled to terminate on March 31, 2003, after which time we will be dependent on the efforts of our existing internal sales staff. Reduction in these revenues would adversely affect our results.

At this time, we expect third-party advertising and end-to-end services revenues to decrease substantially on an absolute basis in 2003 relative to 2002.

We are subject to risks associated with information disseminated through our service.

      The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for content posted in the Feedback Forum. Claims like these are more likely and may have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this liability or asserted liability could harm our business.

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

Unauthorized break-ins or other assaults on our services could harm our business.

      Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. eBay has experienced an unauthorized break-in by a “hacker” who has stated that he could, in the future, damage or change our system or take confidential information. We have also experienced “denial of service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our services.

System failures could harm our business.

      Our system has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our services provide 24 hours-a-day, seven days-a-week availability, subject to a weekly scheduled two-hour maintenance period. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial of service attacks and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. Only some of our systems are fully redundant and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

      We have experienced system failures from time to time. eBay’s primary website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our services results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures on our websites, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our systems. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

      Net revenues outside the United States accounted for approximately 15% of our net revenues in 2001 and 26% in 2002. Because a significant and growing portion of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. The results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and thus may face financial exposure if exchange rates move rapidly or if the rate is set incorrectly. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, our European revenues and profits will be reduced as the result of these translation adjustments.

Our stock price has been and may continue to be extremely volatile.

      The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in regulation;

•	events affecting PayPal’s business;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including these described in this “Risk Factors That May Affect Results of Operations and Financial Condition” section and others that may be beyond our control.

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

      We are subject to the same foreign, federal, state and local laws as other companies conducting business on and off the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s (E.U.) Directive on Distance Selling and Electronic Commerce are only now beginning to be interpreted by the courts and implemented by the E.U. Member States, and so their applicability and scope remain somewhat uncertain. In addition, numerous states and foreign jurisdictions, including the State of California, where our headquarters is located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, imposing such regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users changes, we may become subject to new regulatory restrictions, such as licensure as an auto dealer or real estate broker.

      Several domestic jurisdictions have proposed, and Minnesota has recently passed, legislation that would limit the uses of personal user information gathered online or offline. Many jurisdictions already have such laws and continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. The U.S. Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction where we currently have a website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal fines to bans on our ability to offer our services.

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

Our industry is intensely competitive.

      Depending on the category of product, we currently or potentially compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future as the barriers to entry into these channels are relatively low, as current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful electronic commerce companies. Our broad-based competitors include the vast majority of traditional department, warehouse, discount and general merchandise stores, emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC and Home Shopping Network/ HSN.com.

      We face competition from local, regional and national specialty retailers and exchanges in each of our categories of products. For example:

      Antiques: Bonhams, Christie’s, eHammer, Sotheby’s, Phillips (LVMH), antique dealers and sellers

      Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

      Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

      Musical Instruments: Guitar Center/ Musicians Friend, Sam Ash, Gbase.com, Harmony-Central.com, musical instrument retailers and manufacturers

      Sports Memorabilia: Beckett’s, Collectors Universe, Mastro, Leylands, ThePit.com, Superior

      Toys, Hobbies, Dolls, Bears: Toys R Us, Amazon.com/Toysrus.com, KB Toys/KBToys.com, FAO Inc. (FAO Schwarz, Zany Brainy, the Right Start), Lego, TY Inc.

      Premium Collectibles: Bonhams, Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/ Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby’s, other premium collectibles dealers and sellers

      Automotive (used cars and parts): Advance Auto Parts, Autonation.com, AutoTrader.com, Autozone, Barrett-Jackson, California Classics, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, Dealix, Discount Auto Parts, Dupont Registry, eClassics.com, Edmunds, General Parts (Carquest), Genuine/ NAPA, Hemmings, imotors.com, JC Whitney, TraderOnline, Trader Publishing, vehix.com, Wal-Mart, newspaper classifieds, used car dealers, swap meets, car clubs

      Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/ Tower Records.com

      Clothing and Accessories: Abercrombie.com, AE.com, Amazon.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, Gap Online sites, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Payless.com, Ross, Urbanq.com, VictoriasSecret.com

      Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, MicroWarehouse, PC Connection, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, Computer Discount Warehouse, computer, consumer electronics and photography retailers

      Home & Garden: IKEA, Crate & Barrel, Home Depot, Williams-Sonoma Inc. (Pottery Barn, Williams-Sonoma), Bed, Bath & Beyond, Lowes, Linens ‘n Things, Pier One, Ethan Allen, Frontgate, Burpee.com

      Jewelry: Bluenile.com, Diamond.com, Macy’s

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

      Tool/ Equipment/ Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH

      Business-to-Business: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, Overstock.com, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, VerticalNet

      Additionally, we face competition from various online commerce sites including: Amazon.com, BargainAndHaggle, Surplus Auction, uBid, Yahoo! Auctions and a large number of other regional and national companies engaged in consumer-to-consumer or business-to-consumer sales. Different aspects of our fixed-priced business compete with the major Internet portals (AOL, MSN, Yahoo! and comparable companies outside the U.S.) as well as Amazon.com and others.

      Our international websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quello and Otto in Germany, Yahoo-Kimo in Taiwan, eSellpia in South Korea, El Corte Inglés in Spain, Kelkoo in Italy and Amazon in the U.K. and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in each of these countries there are competitors that have a better understanding of local culture and commerce than we do.

      The principal competitive factors for eBay include the following:

•	ability to attract buyers and sellers;

•	volume of transactions and selection of goods;

•	customer service; and

•	brand recognition.

      With respect to our online competition, additional competitive factors include:

•	community cohesion and interaction;

•	system reliability;

•	reliability of delivery and payment;

•	website convenience and accessibility;

•	level of service fees; and

•	quality of search tools.

      Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet spaces than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. In addition, certain offline competitors may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay. The adoption by manufacturers of anti-Internet policies could force eBay users to stop selling certain products on our site. Increased competition or anti-Internet distribution policies may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free, and others may do this as well. We may be unable to compete successfully against current and future competitors.

      In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

      Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms. Even if these arrangements are renewed, they may not result in increased usage of our service. In addition, companies that control access to transactions through network access, Internet browsers, or search engines, or Internet-based applications could promote our competitors, channel users to electronic commerce sites that compete with us, or charge us substantial fees for inclusion.

      The market for PayPal’s product is emerging, intensely competitive and characterized by rapid technological change. PayPal competes with existing on-line and off-line payment methods, including, among others:

•	Credit card merchant processors that offer their services to online merchants, including First Data, Concord EFS, Paymentech, and Wells Fargo; and payment gateways, including VeriSign and Authorize.net;

•	MoneyZap and BidPay offered by Western Union, a subsidiary of First Data;

•	Yahoo! PayDirect offered by Yahoo! and HSBC;

•	c2it offered by Citigroup;

•	WebPay and Valid offered by CheckFree; and

•	U.S.P.S. SendMoney offered by the U.S. Postal Service.

      Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition or a larger base of customers in affiliated businesses than PayPal. For example, Citigroup’s c2it has existing arrangements with AOL Time Warner and Microsoft. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. They may devote greater resources to the development, promotion and sale of products and services than PayPal, and they may offer lower prices. Some of these competitors have offered, and may continue to offer, their services for free in order to gain market share, and PayPal may be forced to lower its prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. If these competitors acquired significant market share, this could result in PayPal losing market share.

      PayPal also competes with providers of traditional payment methods, particularly credit cards, checks, money orders and ACH transactions. Associations of traditional financial institutions such as Visa, MasterCard and NACHA generally set the features of these payment methods. The associations have initiated programs to enhance the usability of these payment methods for online transactions and could lower fees charged to online merchants. Either of these changes could make it more difficult for PayPal to retain and attract customers.

      Overseas, PayPal faces competition from similar channels and payment methods in most countries and from regional and national online and offline competitors in each country including First Gate and World Pay in the European Community, No Chex in the U.K., CertaPay and HyperWallet in Canada, and Paymate in Australia. In addition, in certain countries, such as Germany, electronic funds transfer (EFT) is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

      Half.com competes directly with online and offline retailers in its product categories such as Amazon.com, as well as with traditional offline and online sellers of new and used books, videos and CDs, consumer electronics and other products.

Our business is dependent on the development and maintenance of the Internet infrastructure.

      The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the

Internet may be harmed by increased number of users or bandwidth requirements or by “viruses,” “worms” and similar programs. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service.

Our business is subject to online commerce security risks.

      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s and Billpoint’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Our users may also be targeted by parties attempting to misappropriate passwords, credit card numbers or other personal information by using fraudulent emails and websites appearing to be sent or operated by us. We actively pursue the parties responsible for these attempts at misappropriation and encourage our users to divulge sensitive information only after they have verified that they are on our legitimate websites, but we cannot entirely eliminate these types of activities.

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

      We believe that eBay’s historical growth has been largely attributable to word of mouth. Both eBay and PayPal have benefited from frequent and high visibility media exposure both nationally and locally. We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our services. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide high quality services. In order to promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incurred in building our brand. If we do attract new users to our services, they may not conduct transactions over our services on a regular basis. If we fail to promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

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

Principal Accountant Fees and Services

      During the fiscal years ended December 31, 2001 and December 31, 2002, fees for services provided by PricewaterhouseCoopers LLP, or PwC, were as follows (rounded to the nearest $1,000):

	Year Ended December 31,

	2001	2002

Audit Fees	$670,000	$1,195,000
Audit-Related Fees	969,000	747,000
Tax Fees	15,000	19,000
All Other Fees	31,000	91,000

Total	$1,685,000	$2,052,000

      Audit fees consisted of fees billed for services rendered for the audit of eBay’s annual financial statements, review of financial statements included in eBay’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings. Audit-related fees consisted primarily of fees billed for due diligence review in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. Tax fees consisted of fees billed for consulting regarding tax compliance, tax advice and tax planning. All other fees consisted of fees billed for services in connection with legal matters and technical accounting research.

      The Audit Committee of our Board of Directors has determined that the rendering of non-audit services by PwC was compatible with maintaining their independence.

Audit Committee Pre-Approval Policy

      Our Audit Committee has adopted a policy requiring the pre-approval of any non-audit engagement of PwC. In the event that we wish to engage PwC to perform accounting, technical, diligence or other permitted services not related to the services performed by PwC as our independent auditor, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services. In the future, we intend to disclose all approved non-audit engagements in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.

      Our Audit Committee adopted the policy on pre-approval of non-audit engagements in October 2002 and approved the following non-audit engagements through December 31, 2002:

•	the prior engagement by PayPal of PwC to perform an analysis under Statement on Accounting Standards (SAS) No. 70 (Service Organizations) of PayPal’s information technology processes and controls;

•	the possible engagement of PwC to provide general financial advisory services to us in connection with our possible involvement in an arbitration proceeding related to the interpretation of a contractual provision;

•	the engagement by PayPal of PwC to review PayPal’s internal compliance audit under the provisions of the USA PATRIOT Act;

•	the engagement by PayPal Asset Management, Inc. of PwC to audit the financial statements and prepare the federal tax return of PayPal Money Market Reserve Fund; and

•	the engagement by PayPal of PwC to prepare the personal income tax return of an expatriate employee of PayPal working in the United Kingdom.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2002, our fixed income investments had an unrealized gain of $3.6 million with a pretax yield of approximately 2.2% and a weighted average maturity of 2 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $3.3 million. Assuming an average investment balance of $1.8 billion, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $18 million annually.

      We entered into two interest rate swaps on June 19 and July 20, 2000, totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our primary office facilities. The interest rate swaps allow us to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our operating lease commitment. Of the $126.4 million operating lease commitment for our San Jose facility, the interest rate is fixed on $95 million with the balance of $31.4 million remaining at a floating rate of interest based on the spread over 3-month LIBOR. See “Item 2: Properties” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our lease payments would increase (decrease) by approximately $78,000 per quarter.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of December 31, 2002, we did not have any unrealized gains or losses associated with our equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $3.8 million during the year ended December 31, 2002, relating to the other-than-temporary impairment in the fair value of certain equity investments. At December 31, 2002, the total value of our equity investments was $44.2 million, including $3.4 million in marketable investments.

Foreign Currency Risk

      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

      Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on eBay’s financial position for the year ended December 31, 2002, was a translation loss of approximately $48.0 million. This loss is recognized as an adjustment to stockholders’ equity through other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other our functional currency create gains and losses which are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on eBay’s results of operations for the year ended December 31, 2002, was a transaction loss of approximately $1.1 million.

      As of December 31, 2002, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $69 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting. As we purchased the forward contracts on December 31, 2002, the fair values of the forward contracts were immaterial as of this date.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Annual Financial Statements: See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers are elected annually by the Board and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 31, 2003.

Name	Age	Position

Pierre M. Omidyar(4)	35	Founder, Chairman of the Board and Director
Margaret C. Whitman(5)	46	President, Chief Executive Officer and Director
Matthew J. Bannick	38	Senior Vice President and General Manager, Global Online Payments
William C. Cobb	46	Senior Vice President and General Manager, eBay International
Rajiv Dutta	41	Senior Vice President and Chief Financial Officer
Michael R. Jacobson	48	Senior Vice President, Legal Affairs, General Counsel and Secretary
Jeffrey D. Jordan	44	Senior Vice President and General Manager, U.S. Business
Maynard G. Webb, Jr.	47	Chief Operating Officer
Philippe Bourguignon(2)(5)	55	Director
Scott D. Cook(1)(3)(6)	50	Director
Robert C. Kagle(1)(2)(6)	47	Director
Dawn G. Lepore(1)(3)(4)	49	Director
Howard D. Schultz(2)(3)(4)	49	Director
Thomas J. Tierney(2)(3)(5)	49	Director

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Corporate Governance and Nominating Committee

(4)	Director continuing in office until our 2003 Annual Meeting

(5)	Director continuing in office until our 2004 Annual Meeting

(6)	Director continuing in office until our 2005 Annual Meeting

      Pierre M. Omidyar founded eBay as a sole proprietorship in September 1995. He has been a director and Chairman of the Board since eBay’s incorporation in May 1996 and also served as its Chief Executive Officer, Chief Financial Officer and President from inception to February 1998, November 1997 and August 1996, respectively. Prior to founding eBay, Mr. Omidyar was a developer services engineer at General Magic, a mobile communication platform company from December 1994 to July 1996. Mr. Omidyar co-founded Ink Development Corp. (later renamed eShop) in May 1991 and served as a software engineer there from May 1991 to September 1994. Prior to co-founding Ink, Mr. Omidyar was a developer for Claris, a subsidiary of Apple Computer, and for other Macintosh-oriented software development companies. Mr. Omidyar also serves on the Board of Trustees of Tufts University, The Santa Fe Institute and The Omidyar Foundation. Mr. Omidyar holds a B.S. degree in Computer Science from Tufts University.

      Margaret C. Whitman serves eBay as President and Chief Executive Officer. She has served in that capacity since February 1998 and as a director since March 1998. From January 1997 to February 1998, she was General Manager of the Preschool Division of Hasbro Inc., a toy company. From February 1995 to December 1996, Ms. Whitman was employed by FTD, Inc., a floral products company, most recently as President, Chief Executive Officer and a director. From October 1992 to February 1995, Ms. Whitman was employed by The Stride Rite Corporation in various capacities, including President, Stride Rite Children’s Group and Executive Vice President, Product Development, Marketing & Merchandising, Keds Division. From May 1989 to October 1992, Ms. Whitman was employed by The Walt Disney Company, an entertainment company, most recently as Senior Vice President, Marketing, Disney Consumer Products. Before joining Disney, Ms. Whitman was at Bain & Co., a consulting firm, most recently as a Vice President. Ms. Whitman also serves on the board of directors of The Procter & Gamble Company and is a Member of the Board of Trustees of Princeton University. Ms. Whitman holds an A.B. degree in Economics from Princeton University and an M.B.A. degree from the Harvard Business School.

      Matthew J. Bannick serves eBay as Senior Vice President and General Manager, Global Online Payments and Chief Executive Officer of PayPal. He has served in those capacities since October 2002. From December 2000 to October 2002, Mr. Bannick served as eBay’s Senior Vice President and General Manager, eBay International. From February 1999 to December 2000, Mr. Bannick served in a variety of other executive positions at eBay. From April 1995 to January 1999, Mr. Bannick was an executive for Navigation Technologies (NavTech), the leading provider of digital map databases for the vehicle navigation and internet mapping industries. Mr. Bannick was President of NavTech North America for three years and also served as Senior Vice President of Marketing and Vice President of Operations. From June 1992 to August 1992, Mr. Bannick served as a consultant for McKinsey & Company, in Europe and from June 1993 to April 1995 in the U.S. Mr. Bannick also served as a U.S. diplomat in Germany during the period of German unification. Mr. Bannick holds a B.A. in Economics and International Studies from University of Washington and an M.B.A degree from the Harvard Business School.

      William C. Cobb serves eBay as Senior Vice President and General Manager, eBay International. He has served in that capacity since September 2002. From November 2000 to September 2002, Mr. Cobb served as eBay’s Senior Vice President, Global Marketing. From February 2000 to June 2000, Mr. Cobb served as the General Manager of Consumer Sales for Netpliance, Inc., an Internet-based content Company. From July 1997 to February 2000, Mr. Cobb served as the Senior Vice President of International Marketing for Tricon Global Restaurants, Inc. From August 1995 to July 1997, Mr. Cobb served as the Senior Vice President and Chief Marketing Officer for Pizza Hut, Inc., a division of Tricon Global Restaurants, Inc. From May 1994 to August 1995, Mr. Cobb served as Vice President of Colas for the Pepsi-Cola Company, a division of PepsiCo., Inc. Mr. Cobb holds a B.S. degree in Economics from the University of Pennsylvania and an M.B.A. degree from Northwestern University.

      Rajiv Dutta serves eBay as Senior Vice President and Chief Financial Officer. He has served in that capacity since January 2001. From August 1999 to January 2001, Mr. Dutta served as eBay’s Vice President of Finance and Investor Relations. From July 1998 to August 1999, Mr. Dutta served as eBay’s Finance director. From February 1998 to July 1998, Mr. Dutta served as the World Wide Sales Controller of KLA-Tencor. Prior to KLA-Tencor, Mr. Dutta spent ten years, from January 1988 to February 1998, at Bio-Rad Laboratories, Inc., a manufacturer and distributor of life science and diagnostic products with operations in over 24 countries. Mr. Dutta held a variety of positions with the Company, including the group controller of the Life Science Group. Mr. Dutta holds a B.A. degree in Economics from St. Stephen’s College, Delhi University in India and an M.B.A. degree from Drucker School of Management.

      Michael R. Jacobson serves eBay as Senior Vice President, Legal Affairs, General Counsel and Secretary. He has served in that capacity or as Vice President, Legal Affairs, General Counsel since August 1998. From 1986 to August 1998, Mr. Jacobson was a partner with the law firm of Cooley Godward LLP, specializing in securities law, mergers and acquisitions and other transactions. Mr. Jacobson holds an A.B. degree in Economics from Harvard College and a J.D. degree from Stanford Law School.

      Jeffrey D. Jordan serves eBay as Senior Vice President and General Manager, U.S. Business. He has served in that capacity since April 2000. From September 1999 to April 2000, Mr. Jordan served as eBay’s Vice President, Regionals and Services. From September 1998 to September 1999, Mr. Jordan served as

Chief Financial Officer for Hollywood Entertainment and President of their subsidiary, Reel.com. From September 1990 to September 1998, Mr. Jordan served in various capacities including most recently Senior Vice President and Chief Financial Officer of The Disney Store Worldwide, a subsidiary of The Walt Disney Company. Mr. Jordan holds a B.A. degree in Political Science and Psychology from Amherst College and an M.B.A. degree from the Stanford Graduate School of Business.

      Maynard G. Webb, Jr. serves eBay as Chief Operating Officer. He has served in that capacity since June 2002. From August 1999 to June 2002, Mr. Webb served as President, eBay Technologies. From July 1998 to August 1999, Mr. Webb was Senior Vice President and Chief Information Officer at Gateway, Inc. From February 1995 to July 1998, Mr. Webb was Vice President and Chief Information Officer at Bay Networks, Inc. From June 1991 to January 1995, Mr. Webb was Director, IT at Quantum Corporation. Mr. Webb also serves on the board of directors of Gartner, Inc., a high technology research and consulting firm. Mr. Webb holds a B.A.A. degree from Florida Atlantic University.

      Philippe Bourguignon has served as a director of eBay since December 1999. From April 1997 to January 2003, Mr. Bourguignon served as Chairman of the Board of Club Mediterranee S.A. Prior to his appointment at Club Mediterranee S.A., Mr. Bourguignon was Chief Executive Officer of Euro Disney S.A., the parent company of Disneyland Paris, since 1993, and Executive Vice President of The Walt Disney Company (Europe) S.A., since October 1996. Mr. Bourguignon was named President of Euro Disney in 1992, a post he held through April 1993. He joined The Walt Disney Company in 1988 as head of Real Estate development. Mr. Bourguignon holds a Masters Degree in Economics at the University of Aix-en-Provence and holds a post-graduate diploma from the Institut d’Administration des Enterprises (IAE) in Paris.

      Scott D. Cook has served as a director of eBay since June 1998. Mr. Cook is the founder of Intuit Inc., a financial software developer. Mr. Cook has been a director of Intuit since March 1984 and is currently Chairman of the Executive Committee of the Board of Intuit. From March 1993 to July 1998, Mr. Cook served as Chairman of the Board of Intuit. From March 1984 to April 1994, Mr. Cook served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of The Procter & Gamble Company. Mr. Cook holds a B.A. degree in Economics and Mathematics from the University of Southern California and an M.B.A. degree from the Harvard Business School.

      Robert C. Kagle has served as a director of eBay since June 1997. Mr. Kagle has been a Member of Benchmark Capital Management Co., L.L.C., the General Partner of Benchmark Capital Partners, L.P. and Benchmark Founders’ Fund, L.P., since its founding in May 1995. Mr. Kagle also has been a General Partner of Technology Venture Investors since January 1984. Mr. Kagle also serves on the board of directors of Ariba, Inc. and E-LOAN, Inc. Mr. Kagle holds a B.S. degree in Electrical and Mechanical Engineering from the General Motors Institute (renamed Kettering University in January 1998) and an M.B.A. degree from the Stanford Graduate School of Business.

      Dawn G. Lepore has served as a director of eBay since December 1999. Ms. Lepore is Vice Chairman of Technology, Operations, and Administration and a member of the Executive Management Committee of the Charles Schwab Corporation where she has served for over 19 years in various capacities. From October 1993 to December 2001, Ms. Lepore served as Chief Information Officer at Schwab. Prior to that she served as Senior Vice President of Information Technology at Schwab from May 1993 to October 1993 where she was responsible for the development of a wide range of systems to support Schwab’s growing product offerings and client base. She also led a strategic initiative for redesigning Schwab’s entire technology platform. Ms. Lepore also serves on the board of directors of Wal-Mart Stores, Inc. and on the Board of Trustees of Smith College. Ms. Lepore holds a B.A. degree from Smith College in Music.

      Howard D. Schultz has served as a director of eBay since June 1998. Mr. Schultz is the founder of Starbucks Corporation, a provider of gourmet coffee, and has been its Chairman of the Board and Chief Global Strategist since June 2000. From Starbucks’ inception in 1985 to June 2000, he served as its Chairman of the Board and Chief Executive Officer. From 1985 to June 1994, Mr. Schultz also served as President of Starbucks. Mr. Schultz is also one of two founding members of Maveron LLC, a company providing advisory services to consumer-based businesses, and is a member of two LLCs that serve as

General Partners of Maveron LLC’s affiliated venture capital funds, Maveron Equity Partners LP and Maveron Equity Partners 2000 LP. Mr. Schultz has announced that he will step down from the board when his current term expires at our Annual Meeting in June 2003.

      Thomas J. Tierney has served as a director of eBay since March 2003. Mr. Tierney is the founder of The Bridgespan Group, a non-profit business consulting firm serving the non-profit sector, and has been its Chairman of the Board since late 1999. Prior to founding Bridgespan, Mr. Tierney served as Chief Executive Officer of Bain & Company, a consulting firm, from June 1992 to January 2000. Mr. Tierney holds a B.A. degree in Economics from the University of California at Davis and an M.B.A. degree with distinction from the Harvard Business School. Mr. Tierney is the co-author of a book about organization and strategy called Aligning the Stars.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except Mr. Bannick reported one late report on Form 4 that involved one transaction covering 411 shares.

Code of Ethics

      We have adopted a written code of ethics that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. We intend to satisfy the disclosure requirement of Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer by posting such information on our website at www.shareholder.com/ebay/code-of-ethics.cfm.

ITEM 11: EXECUTIVE COMPENSATION

Summary of Compensation

      The following table shows certain compensation earned during the fiscal years ended December 31, 2000, 2001 and 2002, by our Chief Executive Officer and four most highly-compensated other executive officers (based on their total annual salary and bonus compensation), also referred to as the Named Executive Officers, at December 31, 2002.

SUMMARY COMPENSATION TABLE

							Long-Term and Other
		Annual Compensation					Compensation

							Number of
							Securities
	Fiscal					Other Annual	Underlying		All Other
Name and 2002 Principal Positions	Year	Salary(1)		Bonus(2)		Compensation(3)	Options		Compensation(6)

Margaret C. Whitman	2002	$250,008		$419,698	(8)	$133,062	300,000		$1,980
President and Chief Executive	2001	241,256		139,332		—	750,000		1,884
Officer	2000	210,000		87,914		—	500,000	(4)	1,882
Maynard G. Webb, Jr.	2002	531,250		837,154	(9)	—	150,000		1,104
Chief Operating Officer	2001	500,000		646,137	(9)	—	500,000		384
	2000	450,000		503,151		—	100,000	(4)	384
Jeffrey D. Jordan	2002	345,102		739,762	(10)	—	135,000		672
Senior Vice President and	2001	322,404		467,041	(10)	—	400,000		4,759
General Manager, U.S. Business	2000	290,000		136,254		—	300,000	(5)	30,750
Matthew J. Bannick	2002	334,086		472,540	(11)	15,987	140,000		2,173
Senior Vice President,	2001	279,506		133,396		—	300,000		1,884
Global Online Payments	2000	207,250		86,139		—	140,000	(4)	1,872
William C. Cobb	2002	312,185		240,390	(12)	—	125,000		2,173
Senior Vice President and	2001	283,666		202,026	(12)	—	—		92,127
General Manager,	2000	27,576	(7)	—		—	280,000		14,064
eBay International

(1)	Effective April 1, 2002, all eligible employees of eBay, including certain of the Named Executive Officers, received an annual salary increase representing: (i) in the case of Mr. Webb, a salary of $525,000 per annum; (ii) in the case of Mr. Jordan, a salary of $350,136 per annum; (iii) in the case of Mr. Bannick, a salary of $350,112 per annum; and (iv) in the case of Mr. Cobb, a salary of $300,000 per annum. Mr. Cobb’s salary increased to $350,112 in September 2002 in connection with his increased responsibilities as Senior Vice President and General Manager, eBay International. Mr. Webb’s salary increased to $575,000 in October 2002 in connection with his increased responsibilities as Chief Operating Officer. Ms. Whitman’s salary in 2002 was $250,008 per annum.

(2)	All 2002 bonuses represent amounts paid in 2002 and 2003 for services rendered in 2002, all 2001 bonuses represent amounts paid in 2001 and 2002 for services rendered in 2001, and all 2000 bonuses represent amounts paid in 2000 and 2001 for services rendered in 2000.

(3)	Represents: (i) in the case of Ms. Whitman, her personal use of eBay’s corporate aircraft ($58,101), which is valued at rates prescribed under applicable IRS regulations, and of a corporate aircraft from an unaffiliated third-party vendor, which is valued at actual invoiced amounts ($74,961); and (ii) in the case of Mr. Bannick, costs associated with family transportation while Mr. Bannick worked out of our European offices during the summer of 2002.

(4)	Reflects option grants that were subsequently rescinded and cancelled by agreement between eBay and the applicable Named Executive Officer in July 2000 after it was determined that the grants might call into question the desired accounting treatment of our acquisition of Half.com.

(5)	All but 100,000 of the shares of our Common Stock underlying options granted to Mr. Jordan in 2000 were subsequently rescinded and cancelled by agreement between eBay and Mr. Jordan after it was determined that the grants might call into question the described accounting treatment of our acquisition of Half.com.

(6)	Represents: (i) in the case of Mr. Jordan, a reimbursement for relocation expenses paid to him in 2000 ($28,866) and 2001 ($2,875); (ii) in the case of Mr. Cobb, a reimbursement for relocation expenses paid to him in 2000 ($13,799) and 2001 ($90,243); and (iii) in the case of each of the Named Executive Officers, insurance premiums we paid with respect to group life insurance for their benefit and matching contributions under our 401(k) Plan (subject to the maximum of $1,500 per annum).

(7)	Mr. Cobb was hired by eBay in November 2000. Accordingly, the amounts shown in the table above for fiscal year 2000 are for a period of less than a year. Mr. Cobb’s salary in 2000 was $280,000 per annum.

(8)	Represents for 2002, $329,698 paid under eBay’s Management Incentive Plan and an additional $90,000 bonus granted by the Compensation Committee after the end of the fiscal year.

(9)	Represents for 2002, $387,254 paid under eBay’s Management Incentive Plan and $449,900 paid under Mr. Webb’s special retention plan and represents for 2001, $290,927 paid under eBay’s Management Incentive Plan and $355,200 under Mr. Webb’s special retention plan. See “Item 13: Certain Relationships and Related Transactions.”

(10)	Represents for 2002, $202,212 paid under eBay’s Management Incentive Plan, $522,550 under Mr. Jordan’s special retention plans and $15,000 pursuant to our discretionary reward program, and represents for 2001, $153,041 paid under eBay’s Management Incentive Plan and $314,000 under Mr. Jordan’s special retention plan. See “Item 13: Certain Relationships and Related Transactions.”

(11)	Represents for 2002, $207,540 paid under eBay’s Management Incentive Plan, $250,000 under Mr. Bannick’s special retention plan and $15,000 pursuant to our discretionary reward program. See “Item 13: Certain Relationships and Related Transactions.”

(12)	Represents for 2002, $170,390 paid under eBay’s Management Incentive Plan and $70,000 under Mr. Cobb’s special retention plan and represents for 2001, $132,026 paid under eBay’s Management Incentive Plan and $70,000 under Mr. Cobb’s special retention plan. See “Item 13: Certain Relationships and Related Transactions.”

      The following executive officers received grants of options in 2002 under eBay’s 2001’s Equity Incentive Plan, which we also refer to as the 2001 Plan.

Option Grants During 2002

					Potential Realizable Value at
	Number of	Percentage of			Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(4)
	Options	Employees	Price	Expiration
Name	Granted(1)	during 2002(2)	Per Share(3)	Date	5%	10%

Margaret C. Whitman	300,000	2.1%	$58.05	02/12/12	$10,952,200	$27,755,025
Maynard G. Webb, Jr.	150,000	1.1	58.05	02/12/12	5,476,100	13,877,512
Jeffrey D. Jordan	135,000	1.0	58.05	02/12/12	4,928,490	12,489,761
Matthew J. Bannick	140,000	1.0	58.05	02/12/12	5,111,027	12,952,345
William C. Cobb	125,000	0.9	58.05	02/12/12	4,563,417	11,564,594

(1)	Options granted in 2002 were granted under the 2001 Plan. All options granted in 2002 to the Named Executive Officers were granted by our Board, are nonqualified stock options and are subject to a four-year vesting schedule, vesting 12.5% after six months and 1/48 per month thereafter.

(2)	Based on options to purchase 14,205,236 shares of our common stock granted in 2002, exclusive of 150,000 shares granted to our directors and options to purchase an aggregate of 2,511,149 shares that were assumed by us in connection with the PayPal acquisition in October 2002.

(3)	Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the Board of Directors on the date of grant. The exercise prices per shares listed in the table above are rounded to the nearest cent.

(4)	Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a 5% annual rate of appreciation in our common stock over the ten-year term of the option and (ii) for the 10% column, a 10% annual rate of appreciation in our Common Stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the SEC and do not represent our estimate or projection of the future common stock price. The amounts in this table may not necessarily be achieved.

      The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2002 and the number of shares of our common stock subject to exercisable and unexercisable stock options held as of December 31, 2002, by each of the Named Executive Officers. The value at fiscal year end is measured as the difference between the exercise price and the fair market value at close of market on December 31, 2002, which was $67.82.

Aggregate Option Exercises in 2002 and Values at December 31, 2002

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at December 31,		In-the-Money Options at
	Number of		2002		December 31, 2002(2)
	Shares
	Acquired on	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise	Realized(1)	(#)	(#)	($)	($)

Margaret C. Whitman	—	—	218,750	831,250	$4,947,734	$18,801,391
Maynard G. Webb	400,000	$6,922,607	474,035	465,965	11,714,025	10,443,840
Jeffrey D. Jordan	133,328	2,576,137	355,901	334,648	2,253,147	5,438,814
Matthew J. Bannick	113,329	2,106,234	220,832	247,497	1,312,179	4,155,422
William C. Cobb	85,000	1,898,718	86,874	233,126	2,057,054	4,942,533

(1)	Value realized is based on the fair market value of our common stock on date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the officer.

(2)	Calculated using the fair market value of our common stock on December 31, 2002 ($67.82) less the exercise price of the option.

Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee is or was formerly an officer or an employee of eBay. No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

      Mr. Kagle, a member of our Compensation Committee, is a member of the general partner of certain venture capital funds that beneficially hold greater than 10% of the equity interests in Keen.com and Vcommerce, Inc. We engaged in the following transactions with these companies in 2002:

      In April 2000, we entered into an advertising and promotions agreement with Keen.com under which we recognized revenues of approximately $200,000 in 2002 in exchange for our promotion of Keen. Our agreement with Keen.com expired during 2002. In February 2001, our wholly owned subsidiary, Half.com, entered into a certain content licensing and inventory sales agreement with Vcommerce pursuant to which Vcommerce agreed to list its inventory on Half.com’s website and to allow Half to use Vcommerce’s catalog data to supplement Half’s existing catalog data. Half paid Vcommerce approximately $25,000 in 2002 under this agreement. Half has recognized approximately $17,000 of expense in 2003 under its agreement with Vcommerce.

      We believe that all of the transactions set forth above were made on terms no less favorable to us than we could have obtained from unaffiliated third parties.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to us with respect to beneficial ownership of the Common Stock as of March 1, 2003, by (i) each stockholder known to us to be the beneficial owner of more than 5% of our common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table set forth under “Item 11: Executive Compensation — Summary of Compensation” and (iv) all executive officers and directors as a group.

	Shares Beneficially
	Owned(1)

Name of Beneficial Owner	Number	Percent

Pierre M. Omidyar(2)	63,077,942	20.1%
Jeffrey S. Skoll(3)	33,177,348	10.6
Janus Capital Management LLC (“Janus Capital”)(4)	15,750,221	5.0
Margaret C. Whitman(5)	7,211,551	2.3
Maynard G. Webb, Jr.(6)	525,421	*
Jeffrey D. Jordan(7)	404,596	*
Matthew J. Bannick(8)	225,832	*
William C. Cobb(9)	95,624	*
Philippe Bourguignon(10)	186,250	*
Scott D. Cook(11)	838,536	*
Robert C. Kagle(12)	2,042,293	*
Dawn G. Lepore(13)	156,250	*
Howard D. Schultz(14)	75,042	*
All directors and executive officers as a group (13 persons)(15)	75,649,236	23.8

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 1, 2003 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 314,555,966 shares of our common stock outstanding as of March 1, 2003.

(2)	Mr. Omidyar is our Founder and Chairman of the Board. Includes 383,800 shares held by his spouse as to which he disclaims beneficial ownership. The address for Mr. Omidyar is 2145 Hamilton Avenue, San Jose, California 95125.

(3)	The address for Mr. Skoll is c/o Capricorn Management, LLC, 2005 Hamilton Avenue, Suite 260, San Jose, California 95125.

(4)	Janus Capital has an indirect 100% ownership stake in Bay Isle Financial LLC, or Bay Isle, and an indirect 50.1% ownership stake in Enhanced Investment Technologies LLC, or INTECH. Due to the above ownership structure, holdings for Janus Capital, Bay Isle and INTECH are aggregated for beneficial ownership disclosure purposes. Janus Capital, Bay Isle and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively, the “Managed Portfolios”). Neither Janus Capital, Bay Isle nor INTECH has the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. Janus Capital has sole voting and dispositive power over 15,320,121 shares of common stock and shared voting and dispositive power over 430,100 shares of common stock. The address for Janus Capital Management LLC is 100 Fillmore Street, Denver, Colorado 80206-4923.

(5)	Ms. Whitman is our President and Chief Executive Officer. Includes 6,425,262 shares held by the Griffith R. Harsh, IV & Margaret C. Whitman TTEES of Sweetwater Trust U/ A/ D 10/15/99. In addition, it includes (a) 1,198 shares held by Griffith Rutherford Harsh IV Custodian Griffith Rutherford Harsh V UTMA California as to which Ms. Whitman’s spouse is custodian for the trust and as to which Ms. Whitman disclaims beneficial ownership and (b) 1,198 shares held by Griffith Rutherford Harsh IV Custodian William Whitman Harsh UTMA California as to which Ms. Whitman’s spouse is custodian for the trust and as to which Ms. Whitman disclaims beneficial ownership. Includes 306,250 shares Ms. Whitman has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Ms. Whitman is 2145 Hamilton Avenue, San Jose, California 95125.

(6)	Mr. Webb is our Chief Operating Officer. Includes 525,421 shares Mr. Webb has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Webb is 2145 Hamilton Avenue, San Jose, California 95125.

(7)	Mr. Jordan is our Senior Vice President and General Manager, U.S. Business. Includes 404,596 shares Mr. Jordan has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Jordan is 2145 Hamilton Avenue, San Jose, California 95125.

(8)	Mr. Bannick is our Senior Vice President, Global Online Payments. Includes 225,832 shares Mr. Bannick has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Bannick is 2145 Hamilton Avenue, San Jose, California 95125.

(9)	Mr. Cobb is our Senior Vice President and General Manager, eBay International. Includes 95,624 shares Mr. Cobb has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Cobb is 2145 Hamilton Avenue, San Jose, California 95125.

(10)	Includes 186,250 shares Mr. Bourguignon has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Bourguignon is 33 rue Censier, 75019 Paris, France.

(11)	Includes 716,250 shares Mr. Cook has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Cook is c/o Intuit, Inc., 2535 Garcia Avenue, Mountain View, California 94043.

(12)	The shares are held by Robert & Joanne Kagle Trust UAD 4/4/96, Robert Kagle and Joanne Kagle, TTEES. Includes 36,250 shares Mr. Kagle has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Kagle is c/o Benchmark Capital Management Co., L.L.C., 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(13)	Includes 156,250 shares Ms. Lepore has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Ms. Lepore is c/o The Charles Schwab Corporation, 101 Montgomery Street, M.S., 120-30-305, San Francisco, California 94104.

(14)	Includes 36,250 shares Mr. Schultz has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Schultz is c/o Starbucks Corporation, 2401 Utah Ave. South, 8th Floor, Seattle, Washington 98134.

(15)	Includes 3,335,005 shares subject to options exercisable within 60 days.

Equity Compensation Plan Information

      The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including our 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Equity Incentive Plan, 1998 Directors Stock Option Plan, the 1999 Plan, the 2001 Plan as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders, also referred to as our Non-Plan Grants. No warrants or rights are outstanding under any of the foregoing plans.

				(c)
	(a)			Number of Securities
	Number of Securities		(b)	Remaining Available for
	to Be Issued upon		Weighted Average	Future Issuance under
	Exercise		Exercise Price of	Equity Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by securityholders	34,722,006		$56.27	22,238,406 (1)
Equity compensation plans not approved by securityholders	780,000	(2)(3)(4)(5)(6)	$1.56	—

Total	35,502,006		$55.07	22,238,406

(1)	Includes 1,623,993 shares of our common stock remaining available for future issuance under our 1998 Employee Stock Purchase Plan, as amended, or the ESPP, as of December 31, 2002. Our ESPP contains an “evergreen” provision that automatically increases, on each January 1, the number of securities available for issuance under the ESPP by the number of shares purchased under the ESPP in the preceding calendar year. An aggregate amount of 176,007 shares was purchased under the ESPP in 2002. None of our other plans has an “evergreen” provision.

(2)	Does not include 13,772 shares of our common stock, with a weighted average exercise price of $1.10 per share, to be issued upon exercise of outstanding options assumed by us under the Billpoint, Inc. 1999 Stock Option Plan, or the Billpoint Plan, in connection with our acquisition of Billpoint in 1999, as we cannot make subsequent grants or awards of our equity securities under the Billpoint Plan. Prior to our acquisition of Billpoint, the stockholders of Billpoint approved the Billpoint Plan. Our stockholders, however, did not approve the Billpoint Plan in connection with our acquisition of Billpoint.

(3)	Does not include 95,363 shares of our common stock, with a weighted average exercise price of $13.83 per share, to be issued upon exercise of outstanding options assumed by us under the Half.com, Inc. 1999 Equity Compensation Plan, or the Half.com Plan, in connection with our acquisition of Half.com in 2000, as we cannot make subsequent grants or awards of our equity securities under the Half.com Plan. Prior to our acquisition of Half, the stockholders of Half approved the Half.com Plan. Our stockholders, however, did not approve the Half.com Plan in connection with our acquisition of Half.

(4)	Does not include 59,159 shares of our common stock, with a weighted average exercise price of $0.43 per share, to be issued upon exercise of outstanding options assumed by us under the Confinity, Inc. 1999 Stock Plan, or the Confinity Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the Confinity Plan. The Confinity Plan was assumed by PayPal in connection with its merger with Confinity in 2000. Prior to our acquisition of PayPal and PayPal’s merger with Confinity, the stockholders of Confinity approved the Confinity Plan. Our stockholders, however, did not approve the Confinity Plan in connection with our acquisition of PayPal.

(5)	Does not include 323,313 shares of our common stock, with a weighted average exercise price of $3.00 per share, to be issued upon exercise of outstanding options assumed by us under the X.com Corporation 1999 Stock Plan, or the X.com Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the X.com Plan. Prior to our acquisition of PayPal, the stockholders of PayPal approved the X.com Plan. Our stockholders, however, did not approve the X.com Plan in connection with our acquisition of PayPal.

(6)	Does not include 1,182,373 shares of our common stock, with a weighted average exercise price of $33.73 per share, to be issued upon exercise of outstanding options assumed by us under the PayPal, Inc. 2001 Equity Incentive Plan, or the PayPal Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the PayPal Plan. Prior to our acquisition of PayPal, the stockholders of PayPal approved the PayPal Plan. Our stockholders, however, did not approve the PayPal Plan in connection with our acquisition of PayPal.

      The only outstanding Non-Plan Grant as of December 31, 2002 relates to an individual compensation arrangement that was made prior to the initial public offering of our Common Stock in 1998. At the time of this Non-Plan Grant, members of our Board and their affiliates beneficially owned in excess of 90% of our then outstanding equity and voting interests. This Non-Plan Grant has been previously disclosed in our initial public offering Prospectus filed with the SEC on September 25, 1998 under the headings “Management — Director Compensation” and “— Compensation Arrangements.” Except as set forth below, the terms and conditions of this Non-Plan Grant are identical to the terms of our 1997 Stock Option Plan, a copy of which was filed as an exhibit to our S-1 Registration Statement (No. 33-59097) filed in connection with our initial public offering.

      The outstanding Non-Plan Grant involved the Board’s grant of an option to purchase 900,000 shares of our Common Stock at an exercise price of $1.56 to Mr. Cook upon his joining our Board in June 1998 as an independent director. These options granted to Mr. Cook were non-qualified options and were immediately exercisable, with a term of 10 years. These options vested as to 25% of the underlying shares in June 1999 and as to 2.08% of the shares each month thereafter until they fully vested in June 2002. Mr. Cook exercised 120,000 of these options in May 2002 and exercised an additional 100,000 of these options in February 2003.

      A second Non-Plan Grant involved the Board’s grant of an option to purchase 3,600,000 shares of our Common Stock at an exercise price of $2.50 to Brian Swette upon his joining eBay in August 1998 as Senior Vice President of Marketing and International. These options granted to Mr. Swette were non-qualified options with a term of ten years. During 2002, Mr. Swette exercised all options available to him in connection with his departure from eBay. No options were outstanding under this grant as of December 31, 2002.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with eBay.

      In August 2000, Mr. Webb, our Chief Operating Officer, entered into a four-year term loan with us at an interest rate of 6.37% per annum, with 10%, 15%, 25% and 50% of principal on the loan being due on each of the first, second, third and fourth anniversary of the loan’s issue date, respectively. The principal amount on the loan was approximately $2,169,800, which amount represented the principal and accrued interest due at the end of a one-year term loan entered into in August 1999 between Mr. Webb and us shortly after his relocation to San Jose as a result of his joining eBay in 1999, and was secured by Mr. Webb’s principal place of residence. In January 2001, we entered into a special retention bonus plan with Mr. Webb, under which Mr. Webb received bonus payments in August of 2001 and 2002 and remains eligible to receive bonus payments in August 2003 and 2004 if he is then employed by us.

Payment amounts under Mr. Webb’s bonus plan are $355,200 for 2001, $449,900 for 2002, $646,100 for 2003 and $1,154,000 for 2004, and may be used to pay principal and interest payments owing to us under the terms of his loan. In August 2001 and August 2002, in accordance with the terms of his loan, Mr. Webb paid down $355,200 and $449,900, respectively, of principal and accrued interest on the loan. The maximum indebtedness of Mr. Webb to us during 2002 was $2,077,211. In January 2003, Mr. Webb prepaid in full the principal and accrued interest on his loan in the amount of approximately $1,670,800.

      In May 2000, Mr. Jordan, our Senior Vice President and General Manager, U.S. Business, entered into two four-year term loans with us at an interest rate of 6.40% per annum, with principal and accrued interest payable on each loan in equal installments on each anniversary. The principal amounts on the loans were $1,000,000 and $900,000, respectively, with the loan amounts secured by Mr. Jordan’s principal place of residence. In May 2000, we entered into a special retention bonus plan with Mr. Jordan under which Mr. Jordan received bonus payments in May of 2001 and 2002 and remains eligible to receive bonus payments in May 2003 and 2004 if he is then employed by us. Payment amounts under this bonus plan with Mr. Jordan are $314,000 for 2001, $298,000 for 2002, $282,000 for 2003, and $266,000 for 2004, and may be used to pay principal and interest payments Mr. Jordan will then owe to us under the loans described in this paragraph. In July 2000, Mr. Jordan repaid in full the principal and accrued interest on the $900,000 term loan. In addition, in April 2001, Mr. Jordan entered into a four-year term loan with us at an interest rate of 4.94% per annum, with principal and accrued interest payable in equal installments on each anniversary of this loan. The principal amount on this loan was $750,000, with the loan amount secured by Mr. Jordan’s principal place of residence. In April 2001, we entered into a second special retention bonus plan with Mr. Jordan under which Mr. Jordan received bonus payments in April of 2002 and remains eligible to receive bonus payments in April 2003, 2004 and 2005 if he is then employed by us. Payment amounts under this bonus plan with Mr. Jordan are $224,550 for 2002, $215,288 for 2003, $206,025 for 2004, and $196,763 for 2005, and may be used to pay principal and interest payments Mr. Jordan will then owe to us under the loans described in this paragraph. In May 2001 and May 2002, Mr. Jordan paid down $314,000 and $298,000, respectively, of principal and accrued interest on his May 2000 loan. In April 2002, Mr. Jordan paid down $224,550 of principal and accrued interest on his April 2001 loan. The maximum indebtedness of Mr. Jordan to us during 2002 was $1,579,050.

      In March 2001, in connection with his relocation to San Jose as a result of his joining eBay in late 2000, Mr. Cobb, our Senior Vice President and General Manager, eBay International, entered into a four-year, non-interest bearing term loan with us in the amount of $840,000. The loan to Mr. Cobb is secured by his principal place of residence. Principal payments of $70,000 are due on the first, second and third anniversaries of the date Mr. Cobb joined eBay (November 27, 2000), with a balloon payment of the remaining principal due on November 27, 2004. In November 2000, we entered into a special retention bonus plan with Mr. Cobb under which Mr. Cobb received a $70,000 bonus payment in November of 2001 and 2002 and remains eligible to receive bonus payments in November 2003 and 2004 if he is then employed by us. In April 2002, we entered into a second special retention bonus plan with Mr. Cobb under which Mr. Cobb will receive a $280,000 bonus payment on November 27, 2004 if he is then employed by us. Mr. Cobb may use these bonus payments to pay principal payments due under his loan. In November 2001 and 2002, Mr. Cobb paid down $70,000 and $70,000, respectively, of principal on his loan. The maximum indebtedness of Mr. Cobb to us during 2002 was $770,000.

      In September 2002, we entered into a special retention bonus plan with Mr. Bannick. Under the terms of this bonus plan, Mr. Bannick received a $250,000 bonus payment after the closing of our acquisition of PayPal in October 2002 and upon his acceptance of the new position as our Senior Vice President and General Manager, Global Online Payments. Mr. Bannick remains eligible to receive performance-based bonus payments related primarily to the integration and performance of our PayPal subsidiary of up to $250,000 on each of the nine-month, 18-month, and 24-month anniversaries of the October 2002 closing of the PayPal acquisition.

      Mr. Omidyar, our Founder and the Chairman of our Board of Directors, and Mr. Skoll, a beneficial owner of more than 5% of our common stock, from time to time make their personal aircraft available to our officers for business purposes at no cost to us. The imputed cost of the aircraft use was not material to our Consolidated Financial Statements.

      Mr. Cook, a member of our Board of Directors, is a director and Chairman of the Executive Committee of the Board of Directors of Intuit. In September 2000, prior to eBay’s acquisition of PayPal, PayPal entered into a strategic marketing agreement with Intuit. PayPal paid Intuit approximately $672,000 in 2002 under this agreement. The agreement was terminated in December 2002, and PayPal paid Intuit an early termination fee of $1,349,000 in January 2003 in accordance with the terms of the agreement.

      Certain other transactions are described under the caption “Compensation Committee Interlocks and Insider Participation” in Item 12, which is incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date, also referred to as the Evaluation Date, within 90 days before the filing date of this annual report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, the design and operation of our disclosure controls and procedures were effective.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1. Consolidated Financial Statements:

      2. Financial Statement Schedules.

Page
Number

Schedule II — Valuation and Qualifying Accounts	140

      All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      3. Exhibits

		Filed	Incorporated by Reference
with
		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

2.01	Agreement and Plan of Merger, dated as of July 7, 2002, among PayPal, Inc., the Registrant and Vaquita Acquisition Corp.		8-K		07/08/02

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q		11/13/98

3.02	Registrant’s Certificate of Amendment of Certificate of Incorporation.		10-K		03/28/01

3.03	Registrant’s Corrected Certificate of Certificate of Amendment of Certificate of Incorporation.		10-K		03/28/01

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	08/19/98

4.02	Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.		S-1	333-59097	07/15/98

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	07/15/98

		Filed	Incorporated by Reference
with
		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.02+	Registrant’s 1996 Stock Option Plan.		S-1	333-59097	07/15/98

10.03+	Registrant’s 1997 Stock Option Plan.		S-1	333-59097	07/15/98

10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		S-1	333-59097	07/15/98

10.05+	Registrant’s 2001 Equity Incentive Plan.		S-8	333-97729	08/06/02

10.06+	Registrant’s 1998 Directors Stock Option Plan.		S-1	333-59097	07/15/98

10.07+	Amendment No. 1 to Registrant’s 1998 Directors Stock Option Plan.		10-K		03/29/99

10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-K		03/25/02

10.09+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		S-8	333-97729	08/06/02

10.10+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	08/19/98

10.11+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	09/01/98

10.12+	Offer Letter to Maynard G. Webb, Jr. dated July 17, 1999.		S-3	333-88205	09/30/99

10.13+	Retention Bonus Plan dated January 10, 2001, between Registrant and Maynard G. Webb, Jr. (Corrected).		10-Q		08/14/01

10.14+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.	X

10.15+	Offer Letter to Jeffrey D. Jordan dated July 30, 1999.		S-3	333-88205	09/30/99

10.16+	Retention Bonus Plan dated May 16, 2000, between Registrant and Jeffrey D. Jordan.		10-K		03/28/01

10.17+	Retention Bonus Plan dated April 3, 2001, between Registrant and Jeffrey D. Jordan.		10-Q		08/14/01

10.18+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K		03/25/02

10.19+	Supplemental Retention Bonus Plan dated April 14, 2002, between Registrant and William C. Cobb.		10-Q		08/06/02

		Filed	Incorporated by Reference
with
		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.20+	Employment Letter Agreement between Registrant and Christopher T. Hjelm, dated as of March 11, 2002.		10-Q		11/14/02

10.21+	Special Bonus Plan between Registrant and Matthew J. Bannick, dated as of September 6, 2002.		10-Q		11/14/02

10.22	Lease dated March 1, 2000, between eBay Realty Trust and Registrant.		10-K		03/30/00

10.23	Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent, dated March 1, 2000.		10-K		03/30/00

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page)	X

+ Indicates a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K during the fourth quarter of fiscal 2002:

1. On October 3, 2002, eBay filed a report on Form 8-K to report under Item 5 that it had obtained all approvals required under applicable state money transmitter laws to complete its previously announced merger with PayPal, Inc. No financial statements were filed with the report.

2. On October 4, 2002, eBay filed a report on Form 8-K to report under Item 2 that it had obtained the approval of the holders of a majority of common stock of PayPal, Inc. of the merger of Vacquita Acquisition Corp., a wholly-owned subsidiary of eBay, with and into PayPal, as well as the completion of the merger. No financial statements were filed with the report because the required financial statements were filed with Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-97727), which was filed with the Securities and Exchange Commission on August 28, 2002.

3. On November 14, 2002, eBay furnished a report on Form 8-K to report under Item 9 that it had filed its Quarterly Report on Form 10-Q, and that accompanying such report were the certifications of eBay’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. No financial statements were filed with the report.

(c) See the Exhibits listed under Item 15(a)(3) above.

(d) The financial statement schedules required by this item are listed under Item 15(a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of eBay Inc.:

      In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a)(1) on page 88 present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries (the “Company”) at December 31, 2001 and December 31, 2002, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

San Jose, California

January 17, 2003, except for Note 17,
which is as of March 28, 2003

eBay Inc.

CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$523,969	$1,109,313
Short-term investments	199,450	89,690
Accounts receivable, net	101,703	131,453
Funds receivable	—	41,014
Other current assets	58,683	96,988

Total current assets	883,805	1,468,458
Long-term investments	286,998	470,227
Restricted cash and investments	129,614	134,644
Property and equipment, net	142,349	218,028
Goodwill	187,829	1,456,024
Intangible assets, net	10,810	279,465
Deferred tax assets	21,540	84,218
Other assets	15,584	13,380

	$1,678,529	$4,124,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,235	$47,424
Funds payable and amounts due to customers	—	50,396
Accrued expenses and other current liabilities	94,593	199,323
Deferred revenue and customer advances	15,583	18,846
Short-term debt	16,111	2,970
Income taxes payable	20,617	67,265

Total current liabilities	180,139	386,224
Long-term debt	12,008	13,798
Deferred tax liabilities	3,629	111,843
Other liabilities	15,864	22,874
Minority interests	37,751	33,232

Total liabilities	249,391	567,971

Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized; 277,259 and 311,277 shares issued and outstanding	277	311
Additional paid-in capital	1,275,240	3,108,443
Unearned stock-based compensation	(2,367)	(5,253)
Retained earnings	164,633	414,474
Accumulated other comprehensive income (loss)	(8,645)	38,498

Total stockholders’ equity	1,429,138	3,556,473

	$1,678,529	$4,124,444

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,

	2000	2001	2002

Net revenues	$431,424	$748,821	$1,214,100
Cost of net revenues	95,453	134,816	213,876

Gross profit	335,971	614,005	1,000,224

Operating expenses:
Sales and marketing	166,767	253,474	349,650
Product development	55,863	75,288	104,636
General and administrative	73,027	105,784	171,785
Payroll taxes on stock option gains	2,337	2,442	4,015
Amortization of intangible assets	1,433	36,591	15,941
Merger related costs	1,550	—	—

Total operating expenses	300,977	473,579	646,027

Income from operations	34,994	140,426	354,197
Interest and other income, net	46,337	41,613	49,209
Interest expense	(3,374)	(2,851)	(1,492)
Impairment of certain equity investments	—	(16,245)	(3,781)

Income before income taxes and minority interests	77,957	162,943	398,133
Provision for income taxes	(32,725)	(80,009)	(145,946)
Minority interests in consolidated companies	3,062	7,514	(2,296)

Net income	$48,294	$90,448	$249,891

Net income per share:
Basic	$0.19	$0.34	$0.87

Diluted	$0.17	$0.32	$0.85

Weighted average shares:
Basic	251,776	268,971	287,496

Diluted	280,346	280,595	292,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,

	2000	2001	2002

Net income	$48,294	$90,448	$249,891

Other comprehensive income (loss):
Foreign currency translation adjustments	803	(5,835)	48,000
Unrealized gains (losses) on investments	(11,583)	1,215	774
Investment gain included in net income	—	3,799	558
Unrealized losses on cash flow hedges	—	(3,865)	(2,637)
Estimated tax benefit (provision)	4,811	(458)	448

Net change in other comprehensive income (loss) before cumulative effect of change in accounting principle	(5,969)	(5,144)	47,143
Cumulative effect of change in accounting principle	—	(2,626)	—

Comprehensive income	$42,325	$82,678	$297,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,

	2000	2001	2002

Convertible preferred stock:
Balance, beginning of year	$—	$—	$—

Balance, end of year	—	—	—

Common stock:
Balance, beginning of year	262	269	277
Common stock issued	7	8	34

Balance, end of year	269	277	311

Additional paid-in-capital:
Balance, beginning of year	831,121	941,285	1,275,240
Common stock issued	49,043	252,395	1,740,488
Common stock repurchased	(365)	(145)	(132)
Contributions from partners and minority interest	23,816	—	—
Unearned stock-based compensation	187	—	298
Stock option income tax benefit	37,483	81,705	92,549

Balance, end of year	941,285	1,275,240	3,108,443

Notes receivable from stockholders:
Balance, beginning of year	(11)	—	—
Note repayments	11	—	—

Balance, end of year	—	—	—

Unearned stock-based compensation:
Balance, beginning of year	(8,704)	(1,423)	(2,367)
Unearned stock-based compensation	(187)	(4,117)	(9,943)
Amortization of unearned stock-based compensation	7,141	3,091	5,953
Cancellation or repurchase of shares	327	82	1,104

Balance, end of year	(1,423)	(2,367)	(5,253)

Retained earnings:
Balance, beginning of year	26,367	74,504	164,633
Partnership distributions	(157)	(319)	(50)
Net income	48,294	90,448	249,891

Balance, end of year	74,504	164,633	414,474

Accumulated other comprehensive income (loss):
Balance, beginning of year	5,094	(875)	(8,645)
Unrealized gain (loss) on investments, net of tax	(6,772)	3,010	724
Unrealized gain (loss) on cash flow hedges, net of tax	—	(4,945)	(1,581)
Foreign currency translation adjustment	803	(5,835)	48,000

Balance, end of year	(875)	(8,645)	38,498

Total stockholders’ equity	$1,013,760	$1,429,138	$3,556,473

	Number of shares
Common stock:
Balance, beginning of year	262,087	269,250	277,259
Issuance of common stock for cash	4,593	5,831	10,028
Issuance of common stock for acquisitions	2,570	2,178	23,990

Balance, end of year	269,250	277,259	311,277

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income	$48,294	$90,448	$249,891
Adjustments to reconcile to net cash provided by operating activities:
Provision for doubtful accounts and authorized credits	18,237	25,243	25,455
Provision for transaction losses	—	—	7,832
Depreciation and amortization	38,050	86,641	76,576
Stock-based compensation	7,141	3,091	5,953
Tax benefit on the exercise of stock options	37,483	81,705	91,237
Impairment of certain equity investments	—	16,245	3,781
Minority interests and other	(1,475)	(10,170)	1,324
Gain on sale of assets	—	—	(21,378)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(48,862)	(50,221)	(54,583)
Funds receivable	—	—	(11,819)
Other current assets	(20,530)	11,607	10,716
Other non-current assets	(11,992)	(4,787)	(1,195)
Deferred tax assets	(8,253)	(11,408)	8,134
Accounts payable	(408)	(4,087)	14,631
Funds payable and amounts due to customers	—	—	(6,027)
Accrued expenses and other liabilities	31,167	6,790	35,481
Deferred revenue and customer advances	6,659	1,516	2,780
Income taxes payable	4,637	9,499	41,114

Net cash provided by operating activities	100,148	252,112	479,903

Cash flows from investing activities:
Purchases of property and equipment	(49,753)	(57,420)	(138,670)
Purchases of investments	(398,998)	(602,485)	(723,307)
Maturities and sales of investments	248,547	738,989	727,455
Proceeds from sale of assets	—	4,560	35,777
Acquisitions, net of cash acquired	—	(111,730)	(59,411)
Purchases of other non-current assets	(5,850)	(1,733)	397

Net cash used in investing activities	(206,054)	(29,819)	(157,759)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	45,530	123,710	252,181
Proceeds from issuance of common stock by subsidiaries	37,736	—	—
Proceeds from (principal payments on) long-term debt	2,869	(21,886)	(64)
Partnership distributions	(157)	(319)	(50)

Net cash provided by financing activities	85,978	101,505	252,067

Effect of exchange rate changes on cash and cash equivalents	—	(1,702)	11,133

Net increase (decrease) in cash and cash equivalents	(19,928)	322,096	585,344
Cash and cash equivalents at beginning of year	221,801	201,873	523,969

Cash and cash equivalents at end of year	$201,873	$523,969	$1,109,313

Supplemental cash flow disclosures:
Cash paid for interest	$1,915	$2,195	$1,492
Cash paid for income taxes	$—	$—	$2,382
Non-cash investing and financing activities:
Common stock issued for acquisition	$17,341	$128,540	$1,476,504
Preferred stock issued for notes payable	$3,494	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies:

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of December 31, 2002, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed towards the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week.

      On October 3, 2002, we completed our acquisition of PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides an online global payments platform and is headquartered in Mountain View, California. The PayPal financial statements are included in our Consolidated Financial Statements for the post-acquisition period from October 4, 2002 through December 31, 2002.

Stock splits

      In April 2000, our Board of Directors approved a two-for-one common stock split. Stockholders of record on May 9, 2000 received one additional share for each share owned on May 24, 2000. All share and per share amounts in these Consolidated Financial Statements and related notes reflect the stock splits in all periods presented.

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

      The consolidated accounts include 100 percent of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20 percent but less than a 50 percent ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments, while our share of the investees’ operations is included in other income.

      Certain prior period balances have been reclassified to conform to the current period presentation.

Fair value of financial instruments

      Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased. Our financial instruments, including cash, cash equivalents, accounts

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

      Short and long-term investments, which include marketable equity securities, municipal, government and corporate bonds, are classified as available-for-sale and reported at fair value using the specific identification method. Realized gains and losses are included in earnings and were immaterial in all periods presented. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, we assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of certain equity investments in the statement of income.

Derivative instruments

      We recognize all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of income or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of income when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk, are recognized in the statement of income. For derivatives not recognized as hedges, the gain or loss on the derivative in the period of changes is recognized as other income.

Concentrations of credit risk

      Our cash, cash equivalents, investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. The revenues earned from the U.S. site are denominated in U.S. dollars and revenue earned from our international sites are denominated in the country’s functional currency. Accounts receivable balances are typically settled through customer credit cards and, as a result, the majority of accounts receivable are collected upon processing of credit card transactions. We maintain an allowance for doubtful accounts receivable and authorized credits based upon our historical experience. Historically, such losses have been within our expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Generally, due to the relatively small dollar amount of individual accounts receivable, we do not require collateral on these balances. The provision for doubtful accounts is recorded as a charge to operating expense, while the provision for authorized credits is recognized as a reduction of revenues.

      We also entered into two interest rate swaps with two separate financial institutions to reduce our interest rate exposure on our lease payments. If either of these financial institutions should fail to deliver under these contracts, we may be subject to variable interest rate payments.

      During the years ended and as of December 31, 2000 and 2002, no customers accounted for more than 10% of net revenues or net accounts receivable. During the year and as of December 31, 2001, no customers accounted for more than 10% of net revenues and one customer represented approximately 20% of net accounts receivable.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Allowances for transaction losses

      Our Payments segment is exposed to transaction losses due to fraud, as well as non-performance of third parties and customers. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant related charge-backs due to non-delivery of goods or services, Automated Clearing House, or ACH, returns, and debit card overdrafts. These allowances represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those to which we have not yet been notified. The allowances are monitored monthly and are updated based on actual claims data reported by our claims processors. Customers typically have up to 180 days to file transaction disputes. Consequently, the time between estimating the loss provisions and realization of the actual amount is short. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the allowance, in the form of provisions, are reflected as a general and administrative expense in our results of operations, while write-offs to the allowance are made when a loss is determined to have occurred. Recoveries, when collected, are recorded as an increase to the allowance for transaction losses. As of December 31, 2002, the allowance for transaction losses totaled $10.1 million and was included in other current liabilities in our consolidated balance sheet.

Funds receivable and funds payable

      Funds receivable and payable relate to our Payments segment and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money to their bank account or through a debit card transaction, there is a clearing period before the cash is received or sent by PayPal, usually two or three days. Hence, these funds are treated as a receivable or payable until the cash is settled.

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

      Realized gains and losses from foreign currency transactions are recognized as other income and are insignificant for all periods presented.

Property and equipment

      Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally five years or less for equipment and furniture, and up to thirty years for buildings and building improvements.

Intangible assets

      Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased customer lists, developed technologies, trade names, and other intangible assets. Identifiable intangible assets are being amortized using the straight-line method over estimated useful lives ranging from two to seven years.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Statement of Financial Accounting Standards No. 142 or SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of long-lived assets

      We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital.

      We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Due to customers

      Customers utilize our payment services to transfer money via the Internet. Any stored value remaining from transactions in a customer’s account represents a liability to the customer. Customers can elect to sweep their account balances into the PayPal Money Market fund to earn a rate of return; otherwise, no interest is paid on customer account balances.

Custodial accounts

      We deposit all U.S.-based customer funds not transferred to PayPal’s Money Market Fund into Federal Deposit Insurance Corporation insured bank accounts. FDIC insurance is available to PayPal customers if we (1) place pooled customer funds in bank accounts denominated “PayPal as Agent for the Benefit of its Customers” or similar caption, (2) maintain records sufficient to identify the claim of each customer in the FDIC-insured account, (3) comply with applicable FDIC recordkeeping requirements, and (4) truly operate as an agent of our customers. We receive a custodial credit from our service provider in the form of a reduction in transaction processing fees based upon balances held with each institution. This credit is recognized as a reduction in processing costs.

Environmental expenditures

      As a result of our 1999 merger with Butterfields, we own real estate properties that are either used in our business or leased to unrelated parties for various commercial uses. We have remediation responsibility for certain environmental and structural deficiencies. Liabilities are recorded when environmental assessments are made, remediation obligations are probable, and the costs can be reasonably estimated. Estimated liabilities of approximately $5.8 million at December 31, 2001 and $404,000 at December 31,

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2002 are included within other liabilities. Due to uncertainties inherent in the estimation process, the amounts accrued for these matters may be revised in future periods as additional information is obtained.

Comprehensive income

      Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive income for all periods presented resulted from foreign currency translation gains and losses, unrealized and realized gains and losses on investments, and unrealized losses on cash flow hedges.

Revenue recognition

      Our net revenues result from fees associated with our transaction, third-party advertising, end-to-end services, and offline services in our U.S., International and Payments segments. Transaction revenue is derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Revenue from third-party advertising is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. End-to-end services revenue is derived principally from contractual arrangements with third parties that provide transaction services to eBay users. Offline services revenue is derived from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication, primarily related to our Butterfields and Kruse subsidiaries.

      Listing and feature fee revenues are recognized ratably over the estimated period of the auction while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term. We earn transaction fees, allocated to our Payments segment, from processing transactions for certain customers. Revenue resulting from a payment processing transaction is recognized once the transaction is complete. Provisions for doubtful accounts, authorized credits and transaction losses are made at the time of revenue recognition based upon our historical experience. The provision for doubtful accounts is recorded as a charge to operating expense, while the provisions for authorized credits and transaction losses are recognized as reductions of net revenues.

      Our third-party advertising revenue is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to three years, but is generally one week to three months. Advertising revenues on both banner and sponsorship contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Barter transactions are valued based on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved. These amounts are included in deferred revenue in our balance sheet. Third-party advertising revenues, including barter transactions, totaled 3%, 11% and 5% of our consolidated net revenues for the years ended December 31, 2000, 2001 and 2002, respectively. Revenue from barter arrangements totaled $2.5 million, $10.4 million and $10.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

      Third-party advertising revenues may be affected by the financial condition of our customers and by the success of online promotions in general. Recently, the industry pricing of online advertisements has deteriorated. Our third-party advertising revenue historically has been dependent on the performance of the

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

sales force of AOL Time Warner, or AOL. Reduction in third-party advertising, whether due to softening of the demand for online advertising in general or particular problems facing parties with whom we have contractual arrangements, would adversely affect our operating results. Unlike our auction transaction revenues, third-party advertising revenues are derived from a highly concentrated customer base. During the years ended December 31, 2000 and 2001, third-party advertising revenues were attributable to approximately 20 customers each year. During the year ended December 31, 2002, third-party advertising revenues were derived from approximately 30 customers. Additionally, our advertising sales representative agreement with AOL has not been extended or renewed and is scheduled to terminate on March 31, 2003, with AOL to continue its electronic delivery of our online advertisements for a specified wind-down period. After March 31, 2003, we will be dependent on the efforts of our existing internal sales staff.

      Our end-to-end services revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users. To date, the duration of our end-to-end services contracts has ranged from one to three years. End-to-end services revenues are recognized as the contracted services are delivered to end users. To the extent that significant obligations remain at the end of a period or collection of the resulting receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved. End-to-end services revenues were 7%, 4% and 2% of our consolidated net revenues for the years ended December 31, 2000, 2001 and 2002, respectively.

      Similar to our third-party advertising revenues, our end-to-end services revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online services and promotions in general. Additionally, end-to-end services revenues are also concentrated among a small customer base. End-to-end services revenues were derived from approximately 10 customers in 2000 and from approximately 20 customers in each of 2001 and 2002.

      Offline revenue represents seller commissions, buyer premiums, bidder registration fees, and auction-related services including appraisal and authentication derived from the traditional auction services provided by Butterfields and Kruse International. Butterfields auction revenues are derived primarily from auction commissions and fees from the sale of property through the auction process. Revenues from seller commissions and buyer premiums are recognized at the date the related auction is concluded. Service revenues are derived from financial, appraisal and other related services and are recognized as such services are rendered. During 2002, we sold our Butterfields and Kruse subsidiaries.

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

Advertising expense

      We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses totaled $85.4 million, $127.1 million, and $181.8 million during the years ended December 31, 2000, 2001, and 2002, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Stock-based compensation

      Generally accepted accounting principles provide companies with the option of either recognizing the fair value of option grants as an operating expense or disclosing the impact of fair value accounting in a note to the financial statements. Consistent with predominant industry practice, we account for stock-based employee compensation arrangements using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price and have elected to disclose the impact of fair value accounting for option grants. Had we elected to recognize the fair value of option grants as an operating expense, our reported net income would have been substantially reduced, as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Net income, as reported	$48,294	$90,448	$249,891
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	7,141	3,091	5,953
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(169,656)	(211,526)	(192,902)

Pro forma net income (loss)	$(114,221)	$(117,987)	$62,942

Earnings (loss) per share:
Basic — as reported	$0.19	$0.34	$0.87
pro forma	$(0.45)	$(0.44)	$0.22
Diluted — as reported	$0.17	$0.32	$0.85
pro forma	$(0.45)	$(0.44)	$0.21

      The 2000 and 2001 pro forma amounts have been adjusted to reflect the correction of previously calculated pro forma option pricing and amortization amounts. These adjustments are limited to the footnote disclosure of non-cash SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma expense and do not result in any changes or impact to our historically reported statements of income or cash flows. The previously reported diluted pro forma net loss per share was $(0.36) and $(0.05) for the years ended December 31, 2000 and 2001, respectively.

      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock granted using the Black-Scholes option pricing model at the date of grant.

Income taxes

      We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Recent accounting pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the Financial Accounting Standards Board or FASB issued Statement of Financial Accounting Standards No. 146 or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force, or EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact upon our financial position, cash flows or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45 or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact upon our financial position, cash flows or results of operations. See “Note 11 — Commitments and Contingencies.”

Accounting for Stock Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” SFAS 148 provides two additional transition methods for entities that voluntarily adopt the fair value method of recording expenses when accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and have been incorporated into the notes to the accompanying financial statements. We have chosen not to voluntarily adopt the fair value method of accounting for employee stock option grants at this time.

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We expect that the adoption of FIN 46 will require us to include our San Jose facilities lease arrangement and potentially certain investments in our Consolidated Financial Statements effective July 1, 2003. In connection with our San Jose facilities lease arrangement, our balance sheet following the July 1, 2003 adoption of FIN 46 will reflect changes to record assets of $126.4 million, liabilities of $122.5 million and non-controlling interests of $3.9 million. In addition, our post-adoption income statement will reflect the reclassification of rent expense payments from operating expenses to interest expense as well as the recognition of depreciation expense, within operating expenses, for our use of the buildings. We estimate that the income statement impact of consolidating our San Jose facilities lease will consist of a charge against earnings, net of taxes, of $5.6 million upon the adoption of FIN 46 on July 1, 2003. This charge will reflect the accumulated depreciation charges that would have been recorded in previous periods had consolidation of the San Jose facilities been required. Additionally, we have not decided whether we will keep the existing financing arrangement or purchase the San Jose facilities. Whether or not we keep the existing financing arrangement, we anticipate recording additional annual operating expenses of $1.7 million, net of taxes, for the recognition of depreciation expense on the buildings. In the event we purchase the San Jose facilities, we will also pay $126.4 million, eliminate financing payments and settle our two interest rate swaps we used to establish a fixed rate of interest for $95 million of our financing arrangement. During the year ended December 31, 2002, our financing payments related to the San Jose facilities totaled $7.9 million. At December 31, 2002, settlement of our two interest rate swaps would have resulted in a loss of $10.9 million.

Note 2 — Net Income Per Share:

      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent such shares are dilutive.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Numerator:
Net income	$48,294	$90,448	$249,891

Denominator:
Weighted average common shares	266,826	272,567	287,680
Weighted average restricted common stock	(15,050)	(3,596)	(184)

Denominator for basic calculation	251,776	268,971	287,496
Weighted average effect of dilutive securities:
Warrants	93	—	—
Weighted average restricted common stock	15,050	3,596	184
Employee stock options	13,427	8,028	5,140

Denominator for diluted calculation	280,346	280,595	292,820

Net income per share:
Basic	$0.19	$0.34	$0.87

Diluted	$0.17	$0.32	$0.85

Note 3 — Business Combinations, Goodwill and Intangible Assets

      During 2001 and 2002, we completed a number of purchase acquisitions that are summarized as follows (in thousands):

		Post	Net	Identifiable	Deferred				Aggregate
	Acquisition	Acquisition	Tangible	Intangible	Tax	Unearned		Minority	Purchase
Company Name	Date	Ownership	Assets	Assets	Liabilities	Compensation	Goodwill	Interest	Price

Internet Auction	February 2001	50.1%	$67,670	$9,000	$(3,600)	$—	$82,691	$(33,834)	$121,927
iBazar	May 2001	100%	4,696	2,140	(856)	—	119,606	—	125,586
Billpoint	January 2002	100%	6,643	1,750	(700)	—	35,848	—	43,541
EachNet	March 2002	38%	9,379	2,280	(912)	—	19,253	—	30,000
NeoCom	April 2002	100%	1,446	165	(66)	—	9,760	—	11,305
PayPal	October 2002	100%	104,965	277,000	(34,958)	9,943	1,135,554	—	1,492,504
eBay Australia and New Zealand	October 2002	100%	444	4,650	(1,860)	—	62,266	—	65,500

Total			$195,243	$296,985	$(42,952)	$9,943	$1,464,978	$(33,834)	$1,890,363

      Tangible net assets were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired was based on management’s estimates using a valuation report prepared by an independent third-party valuation consultant. Such assets consist of developed technologies, customer lists, trade names and other acquired intangible assets including contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of three years to seven years. We believe the straight-line method of amortization best represents the distribution of the economic

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. See “Note 1 — The Company and Summary of Significant Accounting Policies.”

      We account for our investment in EachNet using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our balance sheet as a long-term investment.

      The following table presents details of the purchased intangible assets acquired during 2002 (in thousands, except number of years):

			Estimated		Estimated		Estimated
	Acquisition	Developed	Useful Life	Customer	Useful Life	Trade	Useful Life
Company Name	Date	Technologies	(in years)	Lists	(in years)	Names	(in years)

Billpoint	January 2002	$1,750	3	$—	—	$—	—
EachNet	March 2002	228	2	266	4	1,786	4
NeoCom	April 2002	78	2	87	4	—	—
PayPal	October 2002	16,500	3	196,900	7	63,600	7
eBay Australia and New Zealand	October 2002	—	—	4,650	4	—	—

Total		$18,556		$201,903		$65,386

Billpoint

      On May 25, 1999, eBay acquired a 100% interest in Billpoint, Inc. a leading provider of billing and payment fulfillment services. On February 24, 2000, Billpoint reincorporated in Delaware and sold 350 shares of common stock and 1,399,965 shares of Series A preferred stock to Wells Fargo Bank, which represented an approximately 35% ownership interest in Billpoint. Simultaneously, we exchanged 25,999,350 of Billpoint’s common shares for 2,599,935 shares of Series A preferred stock. The merger was accounted for as a pooling of interests.

      In January 2002, we acquired the 35% minority interest in Billpoint held by Wells Fargo Bank in a purchase acquisition for approximately $43.5 million in cash.

      In October 2002, we acquired PayPal, Inc. The combined operations of PayPal and Billpoint form our Payments segment. We will be phasing out Billpoint operations during the first half of 2003 and we expect the goodwill and identifiable intangible assets related to the acquisition of the 35% minority interest to continue to benefit the ongoing operations.

eBay Japan

      On February 17, 2000, eBay Japan Inc., a wholly owned subsidiary of eBay, entered into a shareholder and marketing services agreement with NEC Corporation. In accordance with the shareholder agreement, NEC acquired 30% of eBay Japan and provided marketing services to eBay Japan in an effort to deliver a minimum level of confirmed registered users. As compensation for the marketing and other services performed by NEC, eBay Japan paid NEC an annual up-front fee of approximately $1.5 million. On July 18, 2001, eBay purchased the outstanding 30% interest in eBay Japan held by NEC for approximately $1.7 million. In March 2002, eBay Japan ceased business operations.

Half.com

      On July 11, 2000, we acquired a 100% interest in Half.com, Inc. Half.com was incorporated in Pennsylvania in June 1999 and provides a fixed-price, online e-commerce site that allows people to buy

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

and sell new and previously owned goods at discounted prices. In connection with the merger, we issued, or reserved for issuance, a total of approximately 5,484,000 shares of eBay common stock to Half.com’s existing shareholders, option holders and warrant holders as consideration for all shares of capital stock, options and warrants of Half.com held immediately prior to consummation of the merger. The merger was accounted for as a pooling of interests.

Internet Auction Co., Ltd.

      On February 15, 2001, we acquired an approximately 51% majority interest in Internet Auction Co., Ltd., a South Korean company in a purchase acquisition for $120.8 million in cash and incurred $1.1 million of direct acquisition costs. Internet Auction introduced online trading in South Korea when it launched in April 1998. Shares of Internet Auction are listed on the KOSDAQ. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Internet Auction have been included in our Consolidated Financial Statements since February 15, 2001.

iBazar S.A.

      On May 18, 2001, we acquired a 100% interest in iBazar S.A. iBazar is a French-based corporation that introduced online trading in France and at the time of the acquisition had websites in Belgium, Brazil, France, Italy, the Netherlands, Portugal, Spain and Sweden. As consideration for the acquisition, we issued shares in a Belgian subsidiary exchangeable for 2,045,054 shares of eBay common stock valued at $120.4 million, paid $2.3 million in cash to certain shareholders and incurred acquisition-related costs of approximately $2.9 million. The shares issued in the acquisition were valued on May 18, 2001, the first date on which the number of eBay’s shares and the amount of other consideration became fixed, using the average closing price of eBay shares for the five days prior to and including the closing date of May 18, 2001. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of iBazar have been included in our Consolidated Financial Statements since May 18, 2001.

      We have established plans to exit certain activities of iBazar and to involuntarily terminate certain iBazar employees. In accordance with this exit plan included in our purchase accounting, approximately $2.0 million has been accrued for the estimated costs associated with severance, contract terminations and financial advisory and legal fees and has been included in net tangible assets. As of December 31, 2002, we have utilized all of the $2.0 million liability. In addition, we are in the process of resolving various income tax related contingencies that could result in an increase in goodwill to the extent that an unfavorable outcome is reached.

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

NeoCom Technology Co., Ltd. Acquisition

      In April 2002, we acquired a 100% interest in NeoCom Technology Co., Ltd. in a purchase acquisition for $11.1 million cash and incurred direct acquisition costs of $198,000. NeoCom provides an online Chinese language marketplace for the trading of goods and services in Taiwan. The results of operations of NeoCom have been included in our Consolidated Financial Statements since April 2002.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

EachNet, Inc. Equity Investment

      On March 17, 2002, we acquired a 38% interest in the outstanding common stock of EachNet, Inc., which is a 33% interest on a fully diluted basis, in a purchase acquisition for $30.0 million in cash. EachNet provides an online marketplace for the trading of goods and services for both individual and business customers in the People’s Republic of China.

      We account for our investment in EachNet using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our balance sheet as a long-term investment. In periods subsequent to the acquisition, our consolidated financial results include 38% of the net income or loss of EachNet together with amortization expense relating to acquired intangible assets.

PayPal, Inc. Merger

      On October 3, 2002, we acquired a 100% interest in PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is headquartered in Mountain View, California. We acquired PayPal to provide a significantly improved customer experience to eBay’s users by making their trading experience easier, safer, and faster. The PayPal financial statements are included in our Consolidated Financial Statements for the post-acquisition period from October 4, 2002 through December 31, 2002.

      The purchase price reflects the issuance of approximately 23,825,000 shares of our common stock to PayPal stockholders using a fixed exchange ratio of 0.39 shares of our common stock for each PayPal share of common stock outstanding on October 3, 2002. In addition, we assumed PayPal’s outstanding stock options. The fair value of the shares of our common stock issued and PayPal options assumed is based on a per share value of $57.92, which is equal to our weighted average closing share price for the five trading days surrounding the July 8, 2002 acquisition announcement date. Total purchase price is comprised of the following (in thousands):

Fair value of eBay common stock issued	$1,379,944
Fair value of PayPal stock options assumed by eBay	96,560
Estimated acquisition related costs	16,000

Aggregate purchase price	$1,492,504

      The acquisition related costs consist primarily of investment banking fees, legal and accounting fees, printing costs, and other direct costs of the acquisition.

      The intrinsic value of PayPal’s unvested common stock options and restricted stock subject to repurchase assumed in the merger totaled $9.9 million as of October 3, 2002 and was recorded as unearned stock-based compensation. For purposes of purchase price allocation, PayPal’s outstanding options that vested solely as a result of the proposed merger were deemed to be vested as of the October 3, 2002 acquisition date. The unearned stock-based compensation relating to the unvested options and the restricted stock subject to repurchase will be amortized on an accelerated basis over the remaining vesting period of less than one year to three years, consistent with the graded vesting approach described in FASB Interpretation No. 28.

      In connection with the acquisition of PayPal, management is in the process of formalizing an integration plan to exit certain activities of both eBay and PayPal. Preliminary plans include the elimination of redundant contracts, phase-out of eBay Payments by BillPoint, discontinuance of PayPal’s online gambling payment processing and other efforts aimed at achieving operational synergies. We expect to finalize the adoption of a formal integration plan after our assessment is complete, likely in the second

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

quarter of 2003. During the fourth quarter of 2002, we discontinued PayPal’s online gaming payment processing. During the year ended December 31, 2002, revenues generated from PayPal’s online gambling payment processing, including revenues generated prior to our acquisition of PayPal on October 3, 2002, represented 6% of PayPal’s total revenues for 2002. Included in the PayPal purchase price allocation as of December 31, 2002 is $38.5 million of acquisition related accrued expenses related primarily to the elimination of redundant contracts. Additional costs related to the integration plan will be accounted for as charges to our income statement or adjustment to the purchase price allocation in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and EITF Issue Number 95-3, “Recognition of Liabilities in Connection with a Business Combination.”

Acquisition of Remaining Equity Interest in eBay Australia & New Zealand Pty Ltd.

      In October 2002, we acquired the remaining 50% interest in our eBay Australia & New Zealand joint venture held by ecorp Limited in a purchase acquisition for approximately $65.5 million in cash. This acquisition increased our ownership of this entity to 100%. The results of operations of eBay Australia and New Zealand have been included in our Consolidated Financial Statements since October 2002.

Sale of Butterfields, Kruse and Certain Real Estate Properties

      During 2002 we sold our Butterfields and Kruse subsidiaries as well as several real estate properties we acquired as a result of our 1999 acquisition of Butterfields. During the year ended December 31, 2002, we recognized an aggregate gain of $17.1 million, which is reported in other income.

Pro forma financial information

      The following unaudited pro forma financial information presents the combined results of eBay, Internet Auction, iBazar, and PayPal as if the acquisitions had occurred as of the beginning of 2001 and 2002, respectively, after applying certain adjustments, including amortization of goodwill and other acquisition related transactions (in thousands except per share amounts):

	Year ended
	December 31,

	2001	2002

	(unaudited)
Net revenues	$857,290	$1,377,771

Net income (loss)	$(62,007)	$231,316

Net income (loss) per share:
Basic	$(0.21)	$0.76

Diluted	$(0.21)	$0.74

      The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay, Internet Auction, iBazar, and PayPal constituted a consolidated entity during such periods. See “Note 1 — The Company and Summary of Significant Accounting Policies, Recent Accounting Pronouncements.”

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Goodwill and Intangible Assets

      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill	Goodwill		December 31,
	2001	Acquired	Disposed of	Adjustments	2002

Segments:
U.S.	$14,915	$107,810	$(3,241)	$(835)	$118,649
International	172,914	93,005	—	28,842	294,761
Payments	—	1,061,867	—	—	1,061,867

	$187,829	$1,262,682	$(3,241)	$28,007	$1,475,277

      The increase in goodwill during the year ended December 31, 2002, resulted from business acquisitions and from foreign currency translation adjustments relating to goodwill associated with prior period acquisitions, partially offset by the disposal of goodwill in connection with the sale of our Butterfields and Kruse subsidiaries. Goodwill of $1.1 billion resulted from our acquisition of PayPal, $62.3 million resulted from our acquisition of the remaining 50% interest in eBay Australia and New Zealand, $35.8 million resulted from our acquisition of the remaining 35% minority interest in Billpoint, $19.3 million resulted from our acquisition of a 38% interest in EachNet, and $9.8 million resulted from our acquisition of NeoCom. Foreign currency translation adjustments are included in the adjustments column.

      We account for our investment in EachNet using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our balance sheet as a long-term investment. As of December 31, 2002, the goodwill related to our acquisition of EachNet totaled $19.3 million.

      The following table summarizes the pro forma impact of excluding goodwill amortization from our operating results (in thousands, except per share amounts):

	Year Ended	Year Ended
	December 31, 2000	December 31, 2001

Net income as reported	$48,294	$90,448
Add: Goodwill amortization expense	620	32,586

Net income, pro forma	$48,914	$123,034

Basic net income per share:
As reported	$0.19	$0.34
Pro forma	$0.19	$0.46
Diluted net income per share:
As reported	$0.17	$0.32
Pro forma	$0.17	$0.44

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2001			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Developed technologies	$9,076	$(3,643)	$5,433	$27,825	$(8,353)	$19,472
Customer lists	6,525	(2,306)	4,219	208,811	(10,723)	198,088
Trademarks	1,390	(350)	1,040	65,140	(3,235)	61,905
All other	973	(855)	118	733	(733)	—

	$17,964	$(7,154)	$10,810	$302,509	$(23,044)	$279,465

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of developed technologies, customer lists, trademarks, and other acquired intangible assets including contractual agreements. Developed technologies are being amortized over a weighted average period of approximately three years. Customer lists are being amortized over a weighted average period of approximately seven years. Trademarks are being amortized over a weighted average period of approximately seven years. No significant residual value is estimated for the intangible assets. Aggregate amortization expense for intangible assets totaled $4.0 million and $16.3 million for the years ended December 31, 2001 and 2002, respectively.

      As of December 31, 2002, expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2003	$47,555
2004	47,052
2005	43,844
2006	38,297
2007	37,212
Thereafter	65,505

$279,465

Note 4 — Segment Information:

      Segment selection is based upon our internal organization structure, the manner in which our operations are managed, the measurement of the performance of our operations evaluated by management in the chief operating decision-maker capacity, the availability of separate financial information, and overall materiality considerations.

      During the fourth quarter of 2002, the growth of our international operations and our acquisition of PayPal prompted us to change the basis for measuring our financial performance and evaluating resource allocations, and therefore our reportable segments. We changed our business segments from Online and Offline services to U.S., International, and Payments operations. This new segment structure reflects the new composition of our business. Additionally, we changed the internal measurement basis of segment performance from operating income before certain items to a direct contribution measure of profitability.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not have discretionary control, such as site operations costs, product development expenses, and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

      The U.S. segment comprises U.S. online trading platforms other than PayPal and Billpoint. The International segment comprises our international online trading platforms. The Payments segment comprises our global payments platform consisting of our PayPal and Billpoint subsidiaries. The Payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the post-acquisition period from October 4, 2002 through December 31, 2002. We have previously announced that we intend to discontinue Billpoint’s operations in the first half of 2003. Billpoint’s operations will continue to be reflected in the Payments segment results until the wind-down of Billpoint’s operations.

      The following tables illustrate the financial performance of our new reporting segments. Additionally, we have presented our current period financial performance on a reporting segment basis consistent with our old reporting segments for purposes of comparison during this transition period (in thousands):

	Year Ended December 31, 2000

	U.S.	International	Payments	Consolidated

Net revenues from external customers	$397,407	$28,978	$5,039	$431,424
Direct costs	179,635	21,747	4,044	205,426

Direct contribution	217,772	7,231	995	225,998

Operating expenses and indirect costs of sales				191,004

Income from operations				34,994
Interest and other income and expense, net				46,337
Interest expense				(3,374)
Impairment of certain equity investments				—

Income before income taxes and minority interest				$77,957

	December 31, 2000

	U.S.	International	Payments	Consolidated

Total assets	$1,122,014	$22,762	$37,627	$1,182,403

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Year Ended December 31, 2001

	U.S.	International	Payments	Consolidated

Net revenues from external customers	$617,011	$114,162	$17,648	$748,821
Direct costs	246,664	63,964	18,640	329,268

Direct contribution	370,347	50,198	(992)	419,553

Operating expenses and indirect costs of sales				279,127

Income from operations				140,426
Interest and other income and expense, net				41,613
Interest expense				(2,851)
Impairment of certain equity investments				(16,245)

Income before income taxes and minority interest				$162,943

	December 31, 2001

	U.S.	International	Payments	Consolidated

Total assets	$1,321,347	$322,561	$34,621	$1,678,529

	Year Ended December 31, 2002

	U.S.	International	Payments	Consolidated

Net revenues from external customers	$816,596	$302,136	$95,368	$1,214,100
Direct costs	300,659	123,784	68,107	492,550

Direct contribution	515,937	178,352	27,261	721,550

Operating expenses and indirect costs of sales				367,353

Income from operations				354,197
Interest and other income and expense, net				49,209
Interest expense				(1,492)
Impairment of certain equity investments				(3,781)

Income before income taxes and minority interest				$398,133

	December 31, 2002

	U.S.	International	Payments	Consolidated

Total assets	$1,858,235	$583,252	$1,682,957	$4,124,444

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Three Months Ended March 31,

	2001				2002

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

	(Unaudited)
Net revenues from external customers	$133,636	$17,904	$2,550	$154,090	$187,768	$52,551	$4,787	$245,106
Direct costs	55,479	11,774	3,003	70,256	69,153	23,954	5,413	98,520

Direct contribution	78,157	6,130	(453)	83,834	118,615	28,597	(626)	146,586

Operating expenses and indirect costs of sales				53,124				75,870

Income from operations				30,705				70,716
Interest and other income and expense, net				14,978				7,387
Interest expense				(712)				(685)
Impairment of certain equity investments				(9,921)				(1,181)

Income before income taxes and minority interest				$35,050				$76,237

	March 31, 2001				March 31, 2002

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Total assets	$1,021,298	$198,426	$37,305	$1,257,029	$1,391,311	$361,956	$35,747	$1,789,014

	Three Months Ended June 30,

	2001				2002

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

	(Unaudited)
Net revenues from external customers	$150,761	$25,936	$4,208	$180,905	$197,260	$64,309	$4,718	$266,287
Direct costs	59,938	13,706	4,450	78,094	68,697	29,632	6,149	104,478

Direct contribution	90,823	12,230	(242)	102,811	128,563	34,677	(1,431)	161,809
Operating expenses and indirect costs of sales				67,357				82,368

Income from operations				35,454				79,441
Interest and other income and expense, net				10,147				9,001
Interest expense				(959)				(698)
Impairment of certain equity investments				—				—

Income before income taxes and minority interest				$44,642				$87,744

	June 30, 2001				June 30, 2002

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Total assets	$1,116,561	$323,222	$35,874	$1,475,657	$1,500,313	$436,709	$33,001	$1,970,023

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Three Months Ended September 30,

	2001				2002

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

	(Unaudited)
Net revenues from external customers	$159,014	$30,231	$5,180	$194,425	$206,491	$76,194	$6,094	$288,779
Direct costs	63,832	16,662	5,198	85,692	76,284	31,754	7,222	115,260

Direct contribution	95,182	13,569	(18)	108,733	130,207	44,440	(1,128)	173,519

Operating expenses and indirect costs of sales				76,084				83,402

Income from operations				32,649				90,117
Interest and other income and expense, net				9,302				8,729
Interest expense				(458)				(50)
Impairment of certain equity investments				(6,324)				(2,600)

Income before income taxes and minority interest				$35,169				$96,196

	September 30, 2001				September 30, 2002

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Total assets	$1,184,883	$327,321	$36,403	$1,548,607	$1,581,387	$467,782	$31,396	$2,080,565

	Three Months Ended December 31,

	2001				2002

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

	(Unaudited)
Net revenues from external customers	$173,600	$40,091	$5,710	$219,401	$225,078	$109,082	$79,768	$413,928
Direct costs	67,415	21,822	5,990	95,227	86,526	38,444	49,323	174,293

Direct contribution	106,185	18,269	(280)	124,174	138,552	70,638	30,445	239,635

Operating expenses and indirect costs of sales				82,556				125,712

Income from operations				41,618				113,923
Interest and other income and expense, net				7,186				24,092
Interest expense				(722)				(59)
Impairment of certain equity investments				—				—

Income before income taxes and minority interest				$48,082				$137,956

	December 31, 2001				December 31, 2002

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Total assets	$1,321,347	$322,561	$34,621	$1,678,529	$1,858,235	$583,252	$1,682,957	$4,124,444

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The following tables illustrate the financial performance of our old reporting segments for purposes of comparison during this transition period (in thousands):

	Year Ended December 31, 2000

	Online	Offline	Consolidated

Net revenues from external customers	$391,952	$39,472	$431,424

Operating income (loss), as adjusted	$49,767	$(2,312)	$47,455
Interest and other income and expense, net	45,642	695	46,337
Interest expense	(1,071)	(2,303)	(3,374)
Impairment of certain equity investments	—	—	—
Amortization of certain non-cash items	(11,464)	(997)	(12,461)

Income before income taxes and minority interest	$82,874	$(4,917)	$77,957

	December 31, 2000

	Online	Offline	Consolidated

Total assets	$1,084,909	$97,494	$1,182,403

	Year Ended December 31, 2001

	Online	Offline	Consolidated

Net revenues from external customers	$714,405	$34,416	$748,821

Operating income (loss), as adjusted	$185,298	$(2,759)	$182,539
Interest and other income and expense, net	42,208	(595)	41,613
Interest expense	(1,686)	(1,165)	(2,851)
Impairment of certain equity investments	(16,245)	—	(16,245)
Amortization of certain non-cash items	(41,772)	(341)	(42,113)

Income before income taxes and minority interest	$167,803	$(4,860)	$162,943

	December 31, 2001

	Online	Offline	Consolidated

Total assets	$1,588,913	$89,616	$1,678,529

	Year Ended December 31, 2002

	Online	Offline	Consolidated

Net revenues from external customers	$1,192,296	$21,804	$1,214,100

Operating income (loss), as adjusted	$384,065	$(4,158)	$379,907
Interest and other income and expense, net	38,977	10,232	49,209
Interest expense	(18)	(1,474)	(1,492)
Impairment of certain equity investments	(3,781)	—	(3,781)
Amortization of certain non-cash items	(25,670)	(40)	(25,710)

Income before income taxes and minority interest	$393,573	$4,560	$398,133

	December 31, 2002

	Online	Offline	Consolidated

Total assets	$4,079,992	$44,452	$4,124,444

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Year Ended December 31,

	2000	2001	2002

United States net revenues	$402,446	$634,659	$897,701
International net revenues	28,978	114,162	316,399

Net revenues	$431,424	$748,821	$1,214,100

	December 31,

	2001	2002

United States long-lived assets	$149,131	$1,648,753
International long-lived assets	191,857	304,765

Total long-lived assets	$340,988	$1,953,518

Note 5 — Investments:

      At December 31, 2001 and 2002, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2001

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$149,446	$724	$(2)	$150,168
Government securities	10,700	—	(2)	10,698
Time deposits and other	38,584	—	—	38,584

Total	$198,730	$724	$(4)	$199,450

Long-term investments:
Restricted cash and investments	$129,181	$433	$—	$129,614
Municipal bonds and notes	8,148	25	(2)	8,171
Government securities	251,132	1,258	(268)	252,122
Equity instruments	26,557	148	—	26,705

Total	$415,018	$1,864	$(270)	$416,612

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	December 31, 2002

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$46,158	$157	$—	$46,315
Government securities	—	—	—	—
Time deposits and other	43,299	152	(76)	43,375

Total	$89,457	$309	$(76)	$89,690

Long-term investments:
Restricted cash and investments	$133,541	$1,103	$—	$134,644
Municipal bonds and notes	388,535	2,320	—	390,855
Government securities	35,232	281	(291)	35,222
Equity instruments	44,150	—	—	44,150

Total	$601,458	$3,704	$(291)	$604,871

      The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2002 are as follows (in thousands):

December 31,
2002

Due within one year or less	$89,690
Due after one year through two years	221,683
Due after two years through three years	179,272
Due after three years through four years	25,412
Restricted cash and investments expiring in less than five years	134,644
Equity investments	43,860

$694,561

      During the year ended December 31, 2001, we recorded impairment charges totaling $16.2 million relating primarily to the impairment in the fair value of certain private equity investments. We recorded impairment charges for these investments based upon the deterioration of the financial condition of certain investees and based upon financing obtained by certain other investees at a valuation below which we made our investment.

      During the year ended December 31, 2002, we recorded impairment charges totaling $3.8 million relating to the impairment in the fair value of certain equity investments. We recorded an approximately $640,000 impairment charge for an equity investment in a public company based upon a significant decline in the market value of our investment during 2002, which we determined to be other than temporary. We recorded $3.2 million in impairment charges for certain private equity investments based upon the deterioration of the financial condition of certain investees and as a result of financing obtained by certain other investees at a valuation below which we made our investment.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 6 — Derivative Instruments:

      We entered into two interest rate swaps on June 19, 2000 and July 20, 2000, with notional amounts of $45 million and $50 million respectively, that allow eBay to receive floating rate receipts based on London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments of approximately 7% of the notional amount. These interest rate swaps effectively change the interest rate exposure on a portion of the operating lease payments relating to eBay’s corporate office facilities from a floating rate to a fixed rate. The fair value of the interest rate swaps as of December 31, 2002 was an unrealized loss of $10.9 million and is recorded in accumulated other comprehensive loss on the balance sheet.

      On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, as amended, and the cumulative effect of this change in accounting method relating to the interest rate swaps was an immaterial gain on net income and an unrealized loss, net of tax, of approximately $2.6 million on other comprehensive income. During the year ended December 31, 2002, the derivative losses reclassified into rent expense were offset by decreases in rent expense relating to the operating lease. At December 31, 2002, we expect to reclassify $3.5 million of losses, net of tax, on the interest rate swaps from accumulated other comprehensive income to rent expense during the next twelve months.

      As of December 31, 2002, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $69 million with maturity dates within 92 days. The forward contracts are used as to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting. As of December 31, 2002, the fair values of the forward contracts were immaterial.

Note 7 — Balance Sheet Components:

	December 31,

	2001	2002

	(in thousands)
Accounts receivable, net:
Accounts receivable	$130,727	$162,155
Allowance for doubtful accounts	(26,451)	(27,731)
Allowance for authorized credits	(2,573)	(2,971)

	$101,703	$131,453

      Write-offs against the allowance for doubtful accounts and authorized credits were $12.5 million, $10.3 million, and $23.8 million in the years ended December 31, 2000, 2001 and 2002, respectively.

	December 31,

	2001	2002

	(in thousands)
Other current assets:
Prepaid expenses	$27,735	$32,315
Restricted cash and investments, current	5,739	21,448
Deferred tax asset, current	13,615	16,030
Other	11,594	27,195

	$58,683	$96,988

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	December 31,

	2001	2002

	(in thousands)
Property and equipment, net:
Computer equipment and software	$163,137	$266,589
Land and buildings, including building improvements	60,725	31,926
Aviation equipment	—	30,473
Leasehold improvements	12,348	18,916
Furniture and fixtures	15,891	19,345
Vehicles and other	11,930	12,540

	264,031	379,789
Accumulated depreciation	(121,682)	(161,761)

	$142,349	$218,028

      During the years ended December 31, 2000, 2001 and 2002, we capitalized $9.4 million, $6.7 million and $15.5 million, respectively, for site-related software and development costs. Total depreciation expense was $36.7 million in 2000, $41.8 million in 2001, and $60.7 million in 2002.

	December 31,

	2001	2002

	(in thousands)
Accrued expenses:
Acquisition related accrued expenses	$—	$40,475
Compensation and related benefits	17,867	27,687
Advertising	14,028	32,420
Contractors and consultants	9,570	12,617
Professional fees	7,732	10,242
Other current liabilities	45,396	75,882

	$94,593	$199,323

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 8 — Debt:

Notes and capital leases payable

      Notes and capital leases payable are as follows:

	December 31,

	2001	2002

	(in thousands)
Mortgage notes, prime plus 1%, due September 30, 2002	$1,581	$—
Mortgage notes, LIBOR plus 1.75%, due January 15, 2002	3,271	—
Mortgage notes, 8.175%, due February 15, 2002	11,731	—
Mortgage notes, 8.175% variable, due August 1, 2023	9,300	9,300
Loan on foreclosed property, prime plus 2%, due August 9, 2015	489	—
Capital leases	1,747	8,644

Subtotal	28,119	17,944
Less: Current portion	(16,111)	(4,145)

Long-term portion	$12,008	$13,799

      Notes payable consists of a $9.3 million mortgage note payable to a financial institution collateralized by commercial real estate property. The mortgage note payable carries a variable interest rate, which was 8.175% at December 31, 2002 and is due in 2023. Capital leases consist of various leases that totaled $8.6 million at December 31, 2002. During 2002, we reduced our notes payable obligations in connection with the sale of several properties underlying the notes payable.

      Minimum annual repayments on the note and capital leases at December 31, 2002, are as follows (in thousands):

Year ending
December 31,	Total

2003	$4,145
2004	2,513
2005	1,478
2006	616
2007	—
Thereafter	9,192

$17,944

      We also maintain a credit facility with $14.4 million available for equipment purchases and $23.2 million available for standby letters of credit with a financial institution. The credit facility is due August 6, 2005. No amounts were outstanding at December 31, 2002.

Note 9 — Operating Lease Arrangements:

      On March 1, 2000, we entered into a five-year lease for general office facilities located in San Jose, California. This five-year lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to us as lessee. Under our lease structure, upon termination or

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

expiration, at our option, we must either purchase the property from the lessor for a predetermined amount or sell the real property to a third-party. Our San Jose lease consists of approximately 460,000 square feet of office space. As of December 31, 2002, we occupied approximately 314,000 square feet of this total office space for our online businesses and subleased additional space in the facility to third parties.

      Payments under our lease are based on the $126.4 million cost of the property funded by the third-party and are adjusted as the London Interbank Offered Rate, or LIBOR, fluctuates. Under the terms of the lease agreement, the lease terminates on March 1, 2005, unless extended to September 1, 2006. At any time prior to the final 12 months of the lease term, we may, at our option, purchase the property for approximately $126.4 million. If we elect not to purchase the property, we will undertake to sell the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 88% of the $126.4 million cost of this property. Our maximum exposure to loss is the entire amount of $126.4 million if we default on any of certain lease obligations and financial covenants. If this payment is made, we would then receive title to the property. At December 31, 2002, we had not made a decision with respect to the option we will pursue at the end of the lease term. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations.

      In addition, we are required to place $126.4 million of cash and investment securities as collateral for the term of the lease and to maintain certain financial covenants. The cash and investment securities are restricted as to their withdrawal from a third-party trustee and are classified as long-term restricted cash and investments on our balance sheet. In the event of a default under the lease, the collateral could be used to pay the purchase price of the property and the lease would be terminated. At December 31, 2002, we were in compliance with our financial covenants under the lease.

      If our lease were terminated, and we became obligated to pay the purchase price of the land and buildings, we would show the cost as an asset on our balance sheet and our restricted cash and investments position would be reduced by the amount of the purchase price. Currently, we reflect rent payments as operating expenses on our statement of income. In the event we were required to purchase the land and buildings, our rent expense would cease and we would subsequently record depreciation expense for the buildings over their estimated useful lives as operating expenses.

      We entered into two interest rate swaps on June 19, 2000 and July 20, 2000 to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our facilities. See “Note 6 — Derivative Instruments.”

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We expect that the adoption of FIN 46 will require us to include our San Jose facilities lease arrangement and potentially certain investments in our Consolidated Financial Statements effective July 1, 2003. In connection with our San Jose facilities lease arrangement, our balance sheet following the July 1, 2003 adoption of FIN 46 will reflect changes to record assets of $126.4 million, liabilities of $122.5 million and non-controlling interests of $3.9 million. In addition, our post-adoption income statement will reflect the reclassification of rent expense payments from operating expenses to interest expense as well as the recognition of depreciation expense, within operating expenses, for our use of the buildings. We estimate that the income statement impact of consolidating our San Jose facilities lease will consist of a charge against earnings, net

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

of taxes, of $5.6 million upon the adoption of FIN 46 on July 1, 2003. This charge will reflect the accumulated depreciation charges that would have been recorded in previous periods had consolidation of the San Jose facilities been required. We also expect the accounting change to result in a one-cent decrease in net income per basic share in 2001 and 2002 and have no impact on diluted earnings per share.

      Our U.S. segment occupies approximately 434,000 square feet of commercial office space in the United States. We occupy 314,000 square feet of commercial office space in San Jose, California under the terms of our synthetic lease for our corporate headquarters. We own and occupy approximately 72,000 square feet of commercial office space in Salt Lake City, Utah for our domestic customer support center. We lease and occupy an additional 48,000 square feet of commercial office space in various domestic locations for the operations of certain U.S. subsidiaries.

      Our International segment leases approximately 210,000 square feet of commercial office space in 12 countries for our international operations, including the operations of our South Korean majority-owned subsidiary.

      Our Payments segment leases approximately 126,000 square feet of commercial office space in the United States and the United Kingdom. In addition, our Payments segment owns approximately 22 acres of land near Omaha, Nebraska, on which a 115,000 square foot facility is under construction. Upon completion, this facility will house the primary customer service operations center for our Payments segment.

      We also have lease obligations under certain other non-cancelable operating leases. Future minimum rental payments under all non-cancelable operating leases, exclusive of the residual value guarantee on our general office facilities located in San Jose, California, at December 31, 2002, are as follows (in thousands):

Year ending	Operating
December 31,	Leases

2003	$16,410
2004	17,056
2005	9,630
2006	7,568
2007	6,108
Thereafter	19,909

Total minimum lease payments	$76,681

      Lease obligations related to our general office facilities in San Jose, California are estimated based on market interest rates (LIBOR) at December 31, 2002, adjusted to reflect the two interest rate swaps and certain collateral assumptions. Rent expense in the years ended December 31, 2000, 2001 and 2002, totaled $4.8 million, $5.7 million, and $3.6 million, respectively.

Note 10 — Purchase and Sale of Properties or Property Interests:

      From time to time and in the ordinary course of business, we elect to sell properties previously held for lease, or purchase properties or property interests for future rental. In March 2001, our Butterfields subsidiary sold its Chicago property for approximately $4.5 million in cash and recognized a gain of $189,000. During 2002, we sold nine properties related to our Butterfields subsidiary for approximately $21.8 million in cash and recognized gains of $10.6 million.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 11 — Commitments and Contingencies:

Litigation

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleges unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling, but the appeal has not yet been briefed or heard.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We answered the complaint, denying the allegations. In April 2002, we filed four motions for summary judgment relating to the three patents in suit. The court denied three of those motions and deferred ruling on the fourth motion. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patents, and in October 2002 the court issued its claim construction findings. In October 2002, the court gave us leave to amend our answer to include a claim that MercExchange committed fraud on the patent office during the prosecution of one of the patents. On the same date, the court granted in part our pending summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. In November 2002, we filed two additional summary judgment motions regarding the patents. One motion was denied as moot; the other was denied because the court found there were triable issues of fact. In February 2003, we filed an additional summary judgment motion, which is still pending. Only two patents remain in the case at this time. Trial is scheduled for April 22, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a transaction and seeking a permanent injunction and damages. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

      On August 16, 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. In January 2003, the court granted the collective

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

defendants’ motion to transfer the case from the court where it was filed in Marshall, Texas to the Federal District Court for the Southern District of Indiana. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      On February 20, 2002, PayPal was sued in California state court in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff on June 6, 2002, and a related action was filed in the U.S. District Court for the Northern District of California on the same day. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. The two federal court actions have been consolidated into a single case. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Three purported class action complaints were filed following announcement of the PayPal merger in July 2002 in the court of Chancery in the State of Delaware in and for New Castle County by alleged stockholders of PayPal. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by alleged PayPal stockholders. These complaints name as defendants PayPal and each member of its board of directors as well as eBay. The complaints are purported class actions that allege, among other things, that eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement and the exchange ratio in the merger is unfair and inadequate. The plaintiffs seek, among other things, an award of unspecified compensatory damages. We believe that each of the lawsuits was without merit and intend to defend ourselves vigorously.

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act and Communications Decency Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. In particular, we expect that patent infringement claims involving various aspects of our Payments business will continue to be made. We have been notified of several potential disputes and are subject to a suit by Tumbleweed Communications Corporation that is currently ongoing. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

Capital Expenditures

      In June 2002, we entered into an agreement to purchase computer equipment, software and related services to expand our data warehousing capabilities. Under the agreement we are obligated to pay a

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

minimum of $16.0 million to a third-party vendor during a 30-month period ending in December 2004. Minimum purchases under the commitment total $7.2 million during 2002, $4.5 million in 2003, and $4.3 million in 2004. During the year ended December 31, 2002, we purchased $8.6 million under this contract.

      In December 2002, we entered into an agreement to purchase computer equipment, software and related services to further expand our data warehousing capabilities. Under the agreement, we are obligated to pay a minimum of $20.0 million to a third-party vendor during 2003. The commitment may be comprised of a maximum of $5.4 million in services purchases and the remainder must consist of equipment and software purchases. The agreement automatically renews for additional one-year periods through 2005, if we do not cancel the agreement at the conclusion of each year. In addition, this vendor amended an existing promotions agreement and has agreed to pay us $5.0 million in quarterly payments for promotion of their auctions on eBay.com in 2003 and to spend an additional $666,000 in joint promotions during the year. The promotions agreement, as amended, can be renewed with the mutual agreement of both parties for additional one-year terms through 2005. Equipment, software and services purchases will be expensed or capitalized in accordance with our capitalization policy. Promotions will be recognized as transaction revenue over the period of delivery.

Advertising

AOL interactive marketing agreement

      In April 2002, we amended our Interactive Marketing Agreement with AOL Time Warner, Inc., or AOL. AOL attained certain performance goals in the contract year ending March 23, 2003, and extended the amended agreement for an additional year, through March 23, 2004. Under the terms of the amended agreement, we will pay AOL for its advertising services on a new user performance basis, up to a maximum of $15 million. We are recognizing these fees as sales and marketing expense as such services are provided. From time to time, we have also entered into incremental, discretionary purchases of advertising from AOL. Discretionary purchases totaled $1.4 million during 2000, $8.5 million during 2001, and $7.6 million during 2002.

      In the event that AOL’s advertising services during the year achieve certain specified performance goals, AOL has the right to extend the term of the amended agreement through March 23, 2005. Our financial obligation for this renewal year, if any, will also be determined on a new user performance basis and will amount to a maximum of $10.0 million.

Disney marketing agreement

      In February 2000, we entered a four-year marketing agreement with The Walt Disney Company, or Disney, to provide us with online and offline advertising and promotions and develop a co-branded version of our online service. Subject to certain Disney performance obligations, we were obligated to pay a minimum of $30 million to Disney over the four-year term of the agreement. In August 2001, we amended the terms of the initial agreement and agreed to purchase a minimum of $23.0 million in online and offline promotions through September 2004. We also committed to provide Disney with online advertising on the eBay.com website valued at $3.5 million. Through December 31, 2002, we have recognized $16.9 million in sales and marketing expense associated with the amended agreement.

Microsoft marketing and services agreements

      During 2001, we entered into a series of marketing and services agreements with Microsoft that obligate us to purchase online advertising promotions, software and related services through September 2003, totaling $8 million. In addition, Microsoft has agreed to purchase online advertising and other

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

services from us totaling $7 million over a three-year period ending June 2004. Through December 31, 2002, we have recognized $4.3 million in sales and marketing expenses for advertising services received, incurred $3.0 million for Microsoft software products used to support our operations and recognized $5.4 million in revenues for advertising services delivered to Microsoft.

Note 12 — Related Party Transactions:

      We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Commercial agreements

      A member of our Board of Directors and the Audit and Compensation Committees of our Board of Directors, is a general partner of certain venture capital funds that beneficially hold in the aggregate a greater than 10% equity interest in several public and private companies. We engaged in the following transactions with such companies:

      In December 1999, we entered into an Internet marketing agreement with a privately held company that facilitates buying decisions for consumers. Under this agreement, we paid fees approximating $4,000 in 2000, $503,000 in 2001, and none in 2002 for the promotion of eBay.

      In April 2000, we entered into an advertising and promotions agreement with a privately held company that provides a marketplace for live advice. Under this agreement, we recognized revenues of approximately $4.1 million in 2000, $1.0 million in 2001, and $200,000 in 2002. In 1999, we invested $2.0 million in capital stock of such company and received a warrant to purchase additional shares, which if exercised would bring our total ownership to less than 5% of its capital stock.

      In July 2000, we entered into an advertising and promotions agreement, which we subsequently amended in December 1999 and April 2000, with a privately held company that provides a real estate solution to home buyers and sellers. Under the terms of this agreement, we recognized revenues of approximately $1.3 million in 2000, $441,000 in 2001, and none in 2002. The member of our Board of Directors mentioned above is also a member of such company’s Board of Directors. In 2000, we invested $3.0 million in capital stock of such company and received a warrant to purchase additional shares, which if exercised would bring our total ownership to less than 5% of its capital stock.

      In February 2001, our wholly owned subsidiary Half.com, entered into a content licensing and inventory sales agreement with a company that provides order management and fulfillment solutions. Under this agreement, such company agreed to list its inventory on Half.com’s website and to allow Half.com to use such company’s catalog data to supplement Half.com’s existing catalog data. Half.com paid such company approximately $100,000 in 2001 and $25,000 in 2002 under this agreement.

      Separately, a member of our Board of Directors is a director and Chairman of the Executive Committee of the Board of Directors of a company with whom PayPal, in September 2000, prior to eBay’s acquisition of PayPal, entered into a strategic marketing agreement. PayPal paid the company approximately $670,000 in 2002 under this agreement. The agreement was terminated in December 2002, and PayPal paid the company an early termination fee of $1,348,000 in January 2003 in accordance with the terms of the agreement.

      All contracts with related parties are at rates and terms that we believe are comparable with those entered into with independent third parties.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Notes receivable from eBay executive officers

      At December 31, 2001 and 2002, we held notes receivable from certain executive officers totaling $4.3 million and $3.5 million, respectively. One note is a non-interest bearing note issued in connection with the relocation of one executive officer to San Jose, California, while the remaining notes bear interest at rates of 4.94%, 6.37%, and 6.40% per year. Each note is collateralized by Deeds of Trust, which we hold. The outstanding principal and interest are due and payable by 2005.

Note 13 — Preferred Stock:

      We are authorized, subject to limitations prescribed by Delaware law, to issue Preferred Stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by the stockholders. At December 31, 2001 and 2002, there were 10 million shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

Note 14 — Common Stock:

      Our Certificate of Incorporation, as amended, authorizes us to issue 900 million shares of common stock. A portion of the shares outstanding are subject to repurchase over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2001, there were 772,000 shares subject to repurchase rights at an average price of $0.36. At December 31, 2002, there were 184,000 shares subject to repurchase at an average price of $0.89.

      At December 31, 2002, we had reserved 22.2 million shares of common stock available for future issuance under our stock option plans and approximately 1.6 million shares of common stock available for future issuance under the employee stock purchase plan.

      In connection with certain stock option grants, we recorded unearned stock-based compensation totaling $187,000 during the year ended December 31, 2000, $4.1 million in 2001, and $9.9 million in 2002. The unearned compensation for 2000 is related to the acquisition of Half.com and was amortized fully over the vesting period in 2000. The unearned compensation for 2001 is related to the acquisition of Internet Auction and is being amortized over the 3-year vesting period of the options, which ends in 2002. The unearned compensation for 2002 is related to the acquisition of PayPal and is being amortized over the 3-year vesting period of the options, which ends in 2005. Amortization expense totaled approximately $7.1 million during the year ended December 31, 2000, $3.1 million in 2001, $6.0 million in and 2002. The unearned stock compensation balance at December 31, 2002 was $5.3 million and will be amortized over the remaining vesting period through 2005.

Note 15 — Employee Benefit Plans:

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 2000, 2001 and 2002, employees purchased 438,000, 124,000 and 176,000 shares at average prices of $8.43, $43.72 and $45.25 per share, respectively. At December 31, 2002, approximately 1.6 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

stock purchase plan will be increased automatically by the number of shares purchased under this plan in the preceding calendar year.

401(k) Savings Plan

      We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. We contribute one dollar for each dollar a participant contributes, with a maximum contribution of $1,500 per employee. Our matching contributions were $1.8 million in 2000, $1.7 million in 2001, and $2.3 million in 2002.

Stock option plans

      We have stock option plans for directors, officers and employees, under which we have made to date only nonqualified and incentive stock option grants. These stock options generally vest 25% one year from the date of grant and the remainder vests at a rate of 2.08% per month and expire 10 years from the date of grant. Stock options issued prior to June 1998, were exercisable immediately, subject to repurchase rights held by us, which lapse over the vesting period. At December 31, 2002, stock options for 22.2 million shares were available for future grant.

      The following table summarizes activity under our stock option plans for the years ended December 31, 2000, 2001 and 2002 (shares in thousands):

	Year Ended December 31,

	2000		2001		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	26,236	$29.73	26,249	$38.99	35,102	$46.24
Granted	9,037	62.69	19,621	46.87	16,866	53.42
Exercised	(4,499)	6.23	(6,813)	17.26	(9,769)	26.16
Cancelled	(4,525)	65.41	(3,955)	51.20	(5,023)	53.98

Outstanding at end of period	26,249	38.99	35,102	46.24	37,176	53.73

Options exercisable at end of period	7,006	27.73	10,465	41.67	13,124	52.58

Weighted average grant date fair value of options granted during period		$42.44		$23.67		$22.42

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table summarizes information about fixed stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding at			Options Exercisable at
	December 31, 2002			December 31, 2002

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.02 - $40.06	9,606	7.7 years	$29.48	4,119	$19.03
$41.63 - $55.23	6,458	8.7	51.67	1,300	47.96
$55.56 - $58.05	6,992	9.3	57.52	890	57.93
$58.06 - $65.24	6,587	8.5	61.57	2,017	61.77
$65.80 - $84.81	6,306	7.6	72.25	3,761	73.49
$85.50 - $116.31	1,227	6.8	95.52	986	95.06

	37,176	8.3	$53.73	13,073	$52.56

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-Money	8,755	$39.48	21,871	$52.34	30,626	$48.67
Out-of-the-Money	4,318	79.05	2,232	74.22	6,550	77.40

Total options outstanding	13,073	$52.56	24,103	$54.36	37,176	$53.73

      In-the-money options are options with an exercise price lower than the $67.92 closing price of our common stock on December 31, 2002. Out-of-the-money options are options with an exercise price greater than the $67.92 closing price of our common stock on December 31, 2002.

	2000	2001	2002

Grants during period as percent of outstanding shares	3%	7%	5%
Total outstanding grants “in-the-money” as a percent of outstanding shares	4%	10%	10%
Total outstanding grants as a percent of outstanding shares	10%	13%	12%
Grants to named officers during the period as a percent of total grants during the period*	1%	10%	5%
Grants to named officers during the period as a percent of total outstanding shares*	0%	1%	0%
Total outstanding grants to named officers as a percent of total outstanding grants*	10%	10%	9%
Total outstanding grants to named officers as a percent of total outstanding shares*	1%	1%	1%

*	Named officers are the chief executive officer and the other four most highly-compensated executive officers during the applicable year.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Fair value disclosures

      We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following are the assumptions used for each respective period:

	Year Ended December 31

	2000	2001	2002

Risk-free interest rates	6.3%	4.4%	3.0%
Expected lives (in years)	3.0	3.0	3.0
Dividend yield	0%	0%	0%
Expected volatility	115%	81%	68%

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

Non-stockholder approved stock option grants

      Prior to our initial public offering in 1998, our Board of Directors approved three stock option grants outside of formally approved stockholder plans to two independent directors upon their joining our Board of Directors and to an executive officer upon his hiring. All of such option grants vested over 25% one year from the date of grant, with the remainder vesting at a rate of 2.08% per month thereafter and expire 10 years from the date of grant. The options granted to the independent directors were immediately exercisable, subject to repurchase rights held by us, which lapse over the vesting period. The terms and conditions of such grants are otherwise identical to nonqualified option grants made under the stock option plan in effect at that time. At the time of such grants, members of our Board of Directors (and their affiliates) beneficially owned in excess of 90% of our then outstanding voting interests. We have previously disclosed such option grants in our Prospectus filed with the Securities and Exchange Commission on September 25, 1998 in connection with our initial public offering under the headings “Management — Director Compensation” and “Management — Compensation Arrangements.” Prior to 2002, one director had exercised all options under such grant. During 2002, the executive officer exercised all options available to him in connection with his departure from the Company. At December 31, 2002, one grant remained outstanding to one independent director, with 780,000 shares to be issued upon exercise of the outstanding options at an average exercise price of $1.56. There were no shares remaining available under these non-stockholder approved plans for future issuance as of December 31, 2002.

Note 16 — Income Taxes:

      The components of income including minority interest in consolidated companies and equity interest in partnership income before income taxes, for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

United States	$80,872	$177,084	$266,152
International	147	(6,627)	129,685

	$81,019	$170,457	$395,837

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,

	2000	2001	2002

Current:
Federal	$31,420	$70,552	$103,606
State and local	8,498	17,357	18,992
Foreign	280	3,540	10,062

	40,198	91,449	132,660

Deferred:
Federal	(5,887)	(10,187)	8,091
State and local	(1,586)	(1,253)	5,195

	(7,473)	(11,440)	13,286

	$32,725	$80,009	$145,946

      The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2000, 2001, and 2002 to income before income taxes (in thousands):

	Year Ended December 31,

	2000	2001	2002

Provision at statutory rate	$28,357	$59,660	$138,543
Permanent differences:
Foreign income taxed at different rates	2,876	(4,212)	(5,406)
Acquisition related expenses	175	11,834	—
Stock-based compensation	125	—	—
Subsidiary loss not benefited	665	5,807	1,052
Tax-exempt interest income	(4,241)	(3,737)	(2,378)
State taxes, net of federal benefit	4,493	10,468	15,722
Tax credits	—	—	(2,021)
Other	275	189	434

	$32,725	$80,009	$145,946

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

	December 31,

	2001	2002

Deferred tax assets:
Net operating loss and credits	$129,211	$207,276
Accruals and allowances	21,405	40,941
Depreciation and amortization	11,381	(5,708)
Net unrealized losses	2,372	2,921

Net deferred tax assets	164,369	245,430
Valuation allowance	(129,212)	(145,182)

	35,157	100,248
Deferred tax liabilities:
Acquisition-related intangibles	(3,629)	(111,843)

	$31,528	$(11,595)

      As of December 31, 2002, our federal and state net operating loss carryforwards for income tax purposes were approximately $559.4 million and $133.1 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2006. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $2.1 million and $2.3 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2021. Deferred tax assets of approximately $202.9 million at December 31, 2002 pertain primarily to certain net operating loss carryforwards resulting from the exercise of employee stock options of $145.2 million and the remainder relates to losses at certain subsidiaries. We have a full valuation allowance against the amounts relating to the exercise of employee stock options due to the impact that uncertainties associated with our future stock price and timing of employee stock option exercises have on the likelihood that we will realize future benefits from these amounts. To the extent that we generate taxable income in future years, we will have the ability, subject to carryforward limitations, to benefit from these amounts. When recognized, the tax benefit related to stock options will be accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision.

Note 17 — Subsequent Events:

Vancouver Lease

      In February 2003, we entered into an operating sublease for approximately 110,000 square feet of commercial office space in Vancouver, British Columbia for a customer support center. The sublease commences on July 1, 2003 and ends on October 30, 2011. Rental commitments under the sublease total $11.8 million, including operating costs and taxes. In addition, we are subleasing approximately 37,000 square feet of the leased space back to the prime lessee for substantially the same lease term. The prime lessee’s rental commitments to eBay under the sublease total $5.2 million, including operating costs and taxes. The prime lessee has provided an irrevocable letter of credit for $7.8 million as security for their obligations under this sublease arrangement. The commitment under our sublease, as well as the prime lessee’s sublease and letter of credit, are denominated in Canadian dollars. The dollar figures above are in U.S. dollars converted from Canadian dollars at the exchange rate as of December 31, 2002.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Integration of Half.com Platform

      In March 2003, we announced our intention to fully integrate the platform of Half.com, a wholly owned subsidiary acquired in July 2000, with the eBay.com platform by the end of 2004. Half.com’s office in Pennsylvania, where 65 of its employees work, will be shut down once this process is complete. Management is in the process of formalizing an exit and integration plan and expects to finalize the plan by the end of 2003. Based on our preliminary estimates, we anticipate costs related to employee retention and severance will total approximately $3 million. If we decide to exit Half’s leased office facility, the amount of lease termination costs, excluding any possible sublease income, and fixed asset write-offs will total approximately $2 million. Costs related to our exit plan will be recorded as charges on our income statement over the exit and integration period in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

PayPal’s Prior Services to Online Gambling Merchants

      PayPal completed its exit from the business of processing payments for online gambling merchants in November 2002. Approximately 6% of PayPal’s revenues in 2002 were derived from this business. Beginning in July 2002, PayPal provided documents and information related to its services to online gambling merchants in response to a federal grand jury subpoena issued at the request of the U.S. Attorney for the Eastern District of Missouri. On March 28, 2003, PayPal received a letter from the U.S. Attorney for the Eastern District of Missouri indicating its contention that PayPal’s provision of services to online gambling merchants violated 18 U.S.C. § 1960 of the USA PATRIOT Act, which prohibits the transmission of funds that are known to have been derived from a criminal offense or are intended to be used to promote or support unlawful activity, thereby subjecting PayPal to potential civil forfeiture of the amounts it received in connection with such activities as well as potential criminal liability. The letter offered a complete settlement of all possible claims and charges from the U.S. Attorney for the Eastern District of Missouri if Paypal paid the purported amount of its earnings derived from online gambling merchants during the nine-month period from October 26, 2001 to July 31, 2002, plus interest. PayPal acted in the good faith belief that its conduct did not violate 18 U.S.C. § 1960 and PayPal calculates that the amount of its earnings from online gaming activities was less than asserted in the letter. Although the outcome of this matter is not yet determinable, the monetary amounts associated with this matter are not expected to have a material impact on our financial position, results of operations or cash flows.

Supplementary Data — Quarterly Financial Data-Unaudited:

      The following tables present certain unaudited consolidated quarterly financial information for each of the 12 quarters ended December 31, 2002. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. The quarterly financial data for the quarters presented below have been restated to reflect our acquisition Half.com in July 2000, which was accounted for as a pooling of interests.

Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

2000
Net revenues	$85,887	$98,152	$113,377	$134,008

Gross profit	$62,504	$73,948	$89,465	$110,054

Net income	$1,758	$7,459	$15,211	$23,865

Net income per share-basic	$0.01	$0.03	$0.06	$0.09

Net income per share-diluted	$0.01	$0.03	$0.05	$0.09

Weighted-average shares:
Basic	242,658	249,828	255,741	259,789
Diluted	281,344	280,483	280,297	279,822

	Quarter Ended

	March 31	June 30	September 30	December 31

2001
Net revenues	$154,090	$180,905	$194,425	$219,401

Gross profit	$127,088	$148,033	$159,472	$179,412

Net income	$21,067	$24,608	$18,838	$25,935

Net income per share-basic	$0.08	$0.09	$0.07	$0.09

Net income per share-diluted	$0.08	$0.09	$0.07	$0.09

Weighted-average shares:
Basic	264,279	267,075	271,236	274,599
Diluted	278,732	283,582	282,317	283,564

	Quarter Ended

	March 31	June 30	September 30	December 31

2002
Net revenues	$245,106	$266,287	$288,779	$413,928

Gross profit	$203,829	$221,726	$243,405	$331,264

Net income	$47,584	$54,308	$61,003	$86,996

Net income per share-basic	$0.17	$0.19	$0.22	$0.28

Net income per share-diluted	$0.17	$0.19	$0.21	$0.28

Weighted-average shares:
Basic	278,332	280,707	282,267	308,644
Diluted	284,891	285,416	286,591	314,395

	Quarter Ended

	March 31	June 30	September 30	December 31
2001 Pro Forma fair value stock option expense disclosure
Net income, as reported	$21,067	$24,608	$18,838	$25,935
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	761	747	676	907
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(59,996)	(49,589)	(54,467)	(47,474)

Pro forma net income (loss)	$(38,168)	$(24,234)	$(34,953)	$(20,632)

Earnings (loss) per share:
Basic — as reported	$0.08	$0.09	$0.07	$0.09
pro forma	$(0.14)	$(0.09)	$(0.13)	$(0.08)
Diluted — as reported	$0.08	$0.09	$0.07	$0.09
pro forma	$(0.14)	$(0.09)	$(0.13)	$(0.08)

	Quarter Ended

	March 31	June 30	September 30	December 31
2002 Pro Forma fair value stock option expense disclosure
Net income, as reported	$47,584	$54,308	$61,003	$86,996
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	913	(776)	590	5,226
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(47,314)	(43,813)	(24,821)	(76,954)

Pro forma net income (loss)	$1,183	$9,719	$36,772	$15,268

Earnings (loss) per share:
Basic — as reported	$0.17	$0.19	$0.22	$0.28
pro forma	$0.00	$0.03	$0.13	$0.05
Diluted — as reported	$0.17	$0.19	$0.21	$0.28
pro forma	$0.00	$0.03	$0.13	$0.05

      The 2001 and 2002 quarterly pro forma amounts have been adjusted to reflect the correction of previously calculated pro forma option pricing and amortization amounts. These adjustments are limited to the footnote disclosure of non-cash SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma expense and do not result in any changes or impact to our historically reported statements of income or cash flows. The previously reported diluted pro forma net income (loss) per share was $0.00 in the three-months ended March 31, 2001, $0.01 in the three-months June 30, 2001, $(0.03) in the three-months September 30, 2001, and $(0.03) in the three-months December 31, 2001. The previously reported diluted pro forma net income per share was $0.04 in the three-months ended March 31, 2002, $0.05 in the three-months June 30, 2002 and $0.06 in the three-months September 30, 2002.

eBay Inc.

FINANCIAL STATEMENT SCHEDULE

      The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

	Balance at	Charged	Charged to	Charges	Balance at
	Beginning	to	Other	Utilized/	End of
	of Period	Expense	Account	Write-offs	Period

	(in thousands)
Allowance for Doubtful Accounts and Authorized Credits
Year ended December 31, 2000	$8,402	$18,237	$—	$(12,509)	$14,130
Year ended December 31, 2001	14,130	25,243	—	(10,349)	29,024
Year ended December 31, 2002	29,024	25,455	—	(23,777)	30,702
Allowance for Transaction Losses
Year ended December 31, 2000	—	—	—	—	—
Year ended December 31, 2001	—	—	—	—	—
Year ended December 31, 2002	—	7,832	8,848 *	(6,573)	10,107
Tax Valuation Allowance
Year ended December 31, 2000	83,894	17,692	—	—	101,586
Year ended December 31, 2001	101,586	27,626	—	—	129,212
Year ended December 31, 2002	129,212	15,970	—	—	145,182

*	Assumed liability in connection with PayPal acquisition on October 3, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 31st day of March, 2003.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2003

Principal Executive Officer:	Principal Financial Officer:

By : /s/ MARGARET C. WHITMAN	By : /s/ RAJIV DUTTA

Margaret C. Whitman President, Chief Executive Officer and Director	Rajiv Dutta Senior Vice President and Chief Financial Officer Principal Accounting Officer: By : /s/ MARK J. RUBASH

Mark J. Rubash Vice President, Finance and Chief Accounting Officer

Additional Directors

By : /s/ PIERRE M. OMIDYAR	By : /s/ PHILIPPE BOURGUIGNON

Pierre M. Omidyar Founder, Chairman of the Board and Director	Philippe Bourguignon Director

By : /s/ SCOTT D. COOK	By : /s/ ROBERT C. KAGLE

Scott D. Cook Director	Robert C. Kagle Director

By : /s/ DAWN G. LEPORE	By : /s/ HOWARD D. SCHULTZ

Dawn G. Lepore Director	Howard D. Schultz Director

CERTIFICATIONS

I, Margaret C. Whitman, certify that:

1. I have reviewed this annual report on Form 10-K of eBay Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARGARET C. WHITMAN

Margaret C. Whitman
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2003

CERTIFICATIONS

I, Rajiv Dutta, certify that:

1. I have reviewed this annual report on Form 10-K of eBay Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RAJIV DUTTA

Rajiv Dutta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2003

EXHIBIT INDEX

		Filed	Incorporated by Reference
with
		this			Date
Ex. No.	Exhibit Description	10-K	Form	File No.	Filed

2.01	Agreement and Plan of Merger, dated as of July 7, 2002, among PayPal, Inc., the Registrant and Vaquita Acquisition Corp.		8-K		07/08/02

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q		11/13/98

3.02	Registrant’s Certificate of Amendment of Certificate of Incorporation.		10-K		03/28/01

3.03	Registrant’s Corrected Certificate of Certificate of Amendment of Certificate of Incorporation.		10-K		03/28/01

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	08/19/98

4.02	Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.		S-1	333-59097	07/15/98

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	07/15/98

10.02+	Registrant’s 1996 Stock Option Plan.		S-1	333-59097	07/15/98

10.03+	Registrant’s 1997 Stock Option Plan.		S-1	333-59097	07/15/98

10.04+	Registrant’s 1998 Equity Incentive Plan.		S-1	333-59097	07/15/98

10.05+	Registrant’s 2001 Equity Incentive Plan.		S-8	333-97729	08/06/02

10.06+	Registrant’s 1998 Directors Stock Option Plan.		S-1	333-59097	07/15/98

10.07+	Amendment No. 1 to Registrant’s 1998 Directors Stock Option Plan.		10-K		03/29/99

10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-K		03/25/02

10.09+	Registrant’s 1999 Global Equity Incentive Plan.		S-8	333-97729	08/06/02

10.10+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	08/19/98

10.11+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	09/01/98

10.12+	Offer Letter to Maynard G. Webb, Jr. dated July 17, 1999.		S-3	333-88205	09/30/99

10.13+	Retention Bonus Plan dated January 10, 2001, between Registrant and Maynard G. Webb, Jr. (Corrected).		10-Q		08/14/01

		Filed	Incorporated by Reference
with
		this			Date
Ex. No.	Exhibit Description	10-K	Form	File No.	Filed

10.14+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.	X

10.15+	Offer Letter to Jeffrey D. Jordan dated July 30, 1999.		S-3	333-88205	09/30/99

10.16+	Retention Bonus Plan dated May 16, 2000, between Registrant and Jeffrey D. Jordan.		10-K		03/28/01

10.17+	Retention Bonus Plan dated April 3, 2001, between Registrant and Jeffrey D. Jordan.		10-Q		08/14/01

10.18+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K		03/25/02

10.19+	Supplemental Retention Bonus Plan dated April 14, 2002, between Registrant and William C. Cobb.		10-Q		08/06/02

10.20+	Employment Letter Agreement between Registrant and Christopher T. Hjelm, dated as of March 11, 2002.		10-Q		11/14/02

10.21+	Special Bonus Plan between Registrant and Matthew J. Bannick, dated as of September 6, 2002.		10-Q		11/14/02

10.22	Lease dated March 1, 2000, between eBay Realty Trust and Registrant.		10-K		03/30/00

10.23	Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent, dated March 1, 2000.		10-K		03/30/00

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page)	X

+ Indicates a management contract or compensatory plan or arrangement