Form 10-Q
period 2003-03-31
EBAY INC
filed 2003-05-15
CIK 1065088

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      As of April 30, 2003, there were 317,497,841 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I:     FINANCIAL INFORMATION

Item 1:     Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2002	2003

	(In thousands, except
	par value amounts)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,109,313	$1,554,418
Short-term investments	89,690	122,283
Accounts receivable, net	131,453	157,263
Funds receivable	41,014	83,885
Other current assets	96,988	95,825

Total current assets	1,468,458	2,013,674
Long-term investments	470,227	361,989
Restricted cash and investments	134,644	127,736
Property and equipment, net	218,028	241,800
Goodwill	1,456,024	1,470,867
Intangible assets, net	279,465	267,742
Deferred tax assets	84,218	76,861
Other assets	13,380	12,306

	$4,124,444	$4,572,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,424	$54,039
Funds payable and amounts due to customers	50,396	97,277
Accrued expenses and other current liabilities	199,323	218,022
Deferred revenue and customer advances	18,846	20,535
Short-term debt	2,970	3,340
Income taxes payable	67,265	71,642

Total current liabilities	386,224	464,855
Long-term debt	13,798	13,122
Deferred tax liabilities	111,843	106,677
Other liabilities	22,874	20,693
Minority interests	33,232	42,437

Total liabilities	567,971	647,784

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized: 311,277 and 315,777 shares issued and outstanding	311	316
Additional paid-in capital	3,108,443	3,362,518
Unearned stock-based compensation	(5,253)	(3,267)
Retained earnings	414,474	518,666
Accumulated other comprehensive income	38,498	46,958

Total stockholders’ equity	3,556,473	3,925,191

	$4,124,444	$4,572,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,

	2002	2003

	(In thousands, except
	per share amounts)

	(Unaudited)
Net revenues	$245,106	$476,492
Cost of net revenues	41,277	92,098

Gross profit	203,829	384,394

Operating expenses:
Sales and marketing	73,104	123,760
Product development	24,307	34,332
General and administrative	32,493	63,000
Payroll expense on employee stock options	1,679	3,290
Amortization of acquired intangible assets	1,530	11,868

Total operating expenses	133,113	236,250

Income from operations	70,716	148,144
Interest and other income, net	7,387	7,704
Interest expense	(685)	(31)
Impairment of certain equity investments	(1,181)	(230)

Income before income taxes and minority interests	76,237	155,587
Provision for income taxes	(29,411)	(49,018)
Minority interests in consolidated companies	758	(2,378)

Net income	$47,584	$104,191

Net income per share:
Basic	$0.17	$0.33

Diluted	$0.17	$0.32

Weighted average shares:
Basic	278,332	313,658

Diluted	284,891	321,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2002	2003

	(In thousands)
	(Unaudited)
Net income	$47,584	$104,191

Other comprehensive income (loss):
Foreign currency translation	(5,101)	8,382
Unrealized losses on investments, net	(3,553)	(1,127)
Investment losses included in net income	—	353
Unrealized gains on cash flow hedges	1,299	681
Estimated tax benefit	887	171

Net change in other comprehensive income (loss)	(6,468)	8,460

Comprehensive income	$41,116	$112,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$47,584	$104,191
Adjustments:
Provision for doubtful accounts and authorized credits	8,148	9,137
Provision for transaction losses	—	8,993
Depreciation and amortization	13,011	32,020
Amortization of unearned stock-based compensation	913	2,272
Tax benefit on the exercise of employee stock options	29,411	41,340
Impairment of certain equity investments	1,181	230
Minority interests and other	(2,042)	1,778
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,832)	(34,824)
Funds receivable	—	(42,871)
Other current assets	(1,561)	1,258
Other non-current assets	1,218	1,140
Deferred tax assets	(2,411)	616
Accounts payable	507	6,826
Due to customers and funds payable	—	46,881
Accrued expenses and other liabilities	21,041	4,904
Deferred revenue and customer advances	732	1,744
Income taxes payable	2,373	4,371

Net cash provided by operating activities	92,273	190,006

Cash flows from investing activities:
Purchases of property and equipment	(11,494)	(43,908)
Purchases of investments	(208,245)	(135,153)
Maturities and sales of investments	200,509	218,360
Acquisitions, net of cash acquired	(43,557)	(4,389)

Net cash provided by (used in) investing activities	(62,787)	34,910

Cash flows from financing activities:
Proceeds from issuance of common stock, net	27,004	217,385
Principal payments on long-term debt	(3,296)	(307)

Net cash provided by financing activities	23,708	217,078

Effect of exchange rate changes on cash and cash equivalents	(312)	3,111

Net increase in cash and cash equivalents	52,882	445,105
Cash and cash equivalents at beginning of period	523,969	1,109,313

Cash and cash equivalents at end of period	$576,851	$1,554,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of March 31, 2003, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed towards the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email to send and receive online payments.

      On October 3, 2002, we completed our acquisition of PayPal, Inc. or PayPal in a tax-free, stock-for-stock transaction. PayPal provides an online global payments platform and is headquartered in Mountain View, California. The PayPal financial statements are included in our consolidated financial statements from October 4, 2002.

      In this document “we”, “our” and “us” refer to eBay Inc. and its subsidiaries, unless the context otherwise requires.

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

Principles of Consolidation and Basis of Presentation

      The accompanying condensed consolidated financial statements include 100 percent of the assets and liabilities of eBay and our majority-owned subsidiaries and the interests of minority investors are recorded as minority interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where we hold more than a 20 percent but less than a 50 percent ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments, while our share of the investees’ operations is included in other income.

      Certain prior period balances have been reclassified to conform to the current period presentation.

Stock-based Compensation

      Consistent with predominant industry practice, we account for stock-based employee compensation arrangements using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using the Black-Scholes model and to disclose the impact of fair value accounting in a note to the financial statements. The impact of recognizing

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of option grants as an operating expense would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2003

Net income, as reported	$47,584	$104,191
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	913	2,272
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(47,314)	(29,643)

Pro forma net income	$1,183	$76,820

Earnings per share:
Basic — as reported	$0.17	$0.33
pro forma	$0.00	$0.24
Diluted — as reported	$0.17	$0.32
pro forma	$0.00	$0.24

      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock granted using the Black-Scholes option pricing model at the date of grant.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which would require us to include our San Jose facilities lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our balance sheet subsequent to July 1, 2003, would reflect additions for office properties totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement subsequent to July 1, 2003, would reflect the reclassification of our San Jose facilities lease payments from operating expense to interest expense on the related lease obligations, a $5.6 million after-tax charge for depreciation for periods from lease inception through July 1, 2003, and incremental depreciation expense for periods subsequent to July 1, 2003.

      In the event that we terminate the lease arrangement and acquire ownership of the San Jose facilities prior to the adoption of FIN 46, we would not incur the cumulative depreciation charge of $5.6 million; instead, the $126.4 million cost of acquiring the facilities would be allocated between land and buildings, with the amount allocated to buildings being depreciated over the estimated useful life of the facilities. In addition, we would settle our two interest rate swaps used to establish a fixed rate of interest for $95 million of our financing arrangement. At March 31, 2003, settlement of our two interest rate swaps in connection with a lease termination would have resulted in a pre-tax loss of $10.2 million.

      We have not yet decided whether we will keep the existing lease financing arrangement or terminate the arrangement and acquire ownership of the facilities. Whether or not we keep the existing lease financing arrangement, we anticipate recording incremental annual operating expenses of $1.7 million, net of taxes, for the recognition of depreciation expense on the buildings.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Amendment of SFAS 133

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

Note 2 — Net Income Per Share

      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive securities, composed of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent such shares are dilutive.

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2003

Numerator:
Net income	$47,584	$104,191

Denominator:
Weighted average common shares	278,755	313,715
Weighted average unvested restricted common stock	(423)	(57)

Denominator for basic calculation	278,332	313,658
Weighted average effect of dilutive securities:
Weighted average unvested restricted common stock	423	57
Employee stock options	6,136	7,544

Denominator for diluted calculation	284,891	321,259

Net income per share:
Basic	$0.17	$0.33

Diluted	$0.17	$0.32

      A number of potentially dilutive shares were excluded from the calculation of diluted net income per share because they were anti-dilutive. For the three months ended March 31, 2002 and March 31, 2003, this number amounted to approximately 1.3 million and 2.0 million shares, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Business Combinations, Goodwill and Intangible Assets

Pro Forma Financial Information

      The following unaudited pro forma financial information presents the combined results of eBay and PayPal as if the acquisitions had occurred as of the beginning of 2002, after applying certain adjustments, including amortization of acquired intangible assets and other acquisition related transactions (in thousands except per share amounts):

	Three Months Ended
	March 31,

	2002	2003

	(Unaudited)
Net revenues	$293,867	$476,492

Net income	$47,729	$104,191

Net income per share:
Basic	$0.16	$0.33

Diluted	$0.15	$0.32

      The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay and PayPal constituted a consolidated entity during such periods. See “Note 1 — The Company and Summary of Significant Accounting Policies, Recent Accounting Pronouncements.”

     Goodwill

      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill	Goodwill		March 31,
	2002	Acquired	Disposed of	Adjustments	2003

Segments:
U.S.	$118,649	$3,987	$—	$—	$122,636
International	294,761	—	—	5,839	300,600
Payments	1,061,867	—	—	5,017	1,066,884

	$1,475,277	$3,987	$—	$10,856	$1,490,120

      The increase in goodwill during the three months ended March 31, 2003 resulted from business acquisitions and from purchase price and foreign currency translation adjustments relating to goodwill associated with prior period acquisitions. Goodwill of approximately $4.0 million resulted from our January 2003 acquisition of CARad Inc., a provider of online auction management services for car dealers. Purchase price adjustments related to our October 2002 acquisition of PayPal resulted in $5.0 million of additional goodwill and are included in the adjustments column. Foreign currency translation adjustments of $5.8 million are included in the adjustments column.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2002			March 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Developed technologies	$27,825	$(8,353)	$19,472	$28,095	$(10,379)	$17,716
Customer lists	208,811	(10,723)	198,088	209,254	(18,420)	190,834
Trademarks	65,140	(3,235)	61,905	66,935	(6,090)	60,845
All other	733	(733)	—	733	(733)	—

	$302,509	$(23,044)	$279,465	$305,017	$(35,622)	$269,395

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of developed technologies, customer lists, trademarks, and other acquired intangible assets including contractual agreements. Developed technologies are being amortized over a weighted average period of approximately three years. Customer lists are being amortized over a weighted average period of approximately seven years. Trademarks are being amortized over a weighted average period of approximately seven years. No significant residual value is estimated for the intangible assets. Aggregate amortization expense for intangible assets totaled $1.1 million and $11.9 million for the three months ended March 31, 2002 and 2003, respectively.

      As of March 31, 2003, expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2003 (remaining nine months)	$36,298
2004	47,648
2005	44,405
2006	38,488
2007	37,212
Thereafter	65,344

$269,395

      We account for our investment in 33% of EachNet using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our balance sheet as a long-term investment. As of March 31, 2003, the goodwill resulting from the acquisition of our 33% interest totaled $19.3 million and identifiable intangible assets totaled $1.7 million.

Note 4 — Segment Information

      Segment selection is based upon our internal organization structure, the manner in which our operations are managed, the measurement of the performance of our operations evaluated by management in the chief operating decision-maker capacity, the availability of separate financial information, and overall materiality considerations.

      We have identified three reporting segments: U.S., International and Payments. The U.S. segment comprises U.S. online trading platforms other than those of our PayPal and Billpoint subsidiaries. The International segment comprises our international online trading platforms. The Payments segment comprises

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our global payments platform consisting of PayPal and Billpoint. The payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the post-acquisition periods subsequent to the October 3, 2002 acquisition. We have previously announced that we intend to discontinue Billpoint’s operations in the first half of 2003. Billpoint’s operations will continue to be reflected in the Payments segment results until the wind-down of Billpoint’s operations is complete.

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

      The following tables illustrate the financial performance of our reporting segments (in thousands):

	Three Months Ended March 31,

	2002				2003

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

	(Unaudited)
Net revenues from external customers	$187,768	$52,551	$4,787	$245,106	$242,469	$138,817	$95,206	$476,492
Direct costs	69,153	23,954	5,413	98,520	92,422	50,868	54,867	198,157

Direct contribution	118,615	28,597	(626)	146,586	150,047	87,949	40,339	278,335

Operating expenses and indirect costs of sales				75,870				130,191

Income from operations				70,716				148,144
Interest and other income, net				7,387				7,704
Interest expense				(685)				(31)
Impairment of certain equity investments				(1,181)				(230)

Income before income taxes and minority interests				$76,237				$155,587

	December 31, 2002				March 31, 2003

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Total assets	$1,858,235	$583,252	$1,682,957	$4,124,444	$2,097,202	$702,581	$1,773,192	$4,572,975

      The following tables illustrate our financial performance by geography (in thousands):

	Three Months Ended
	March 31,

	2002	2003

United States net revenues	$192,555	$319,170
International net revenues	52,551	157,322

Net revenues	$245,106	$476,492

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,
	2002	2003

United States long-lived assets	$1,648,753	$1,669,927
International long-lived assets	304,765	310,482

Total long-lived assets	$1,953,518	$1,980,409

Note 5 — Investments

      At December 31, 2002 and March 31, 2003, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2002

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Municipal bonds and notes	$46,158	$157	$—	$46,315
Government securities	—	—	—	—
Time deposits and other	43,299	152	(76)	43,375

Total	$89,457	$309	$(76)	$89,690

Long-term investments:
Restricted cash and investments	$133,541	$1,103	$—	$134,644
Municipal bonds and notes	388,535	2,320	—	390,855
Government securities	35,232	281	(291)	35,222
Equity investments	44,150	—	—	44,150

Total	$601,458	$3,704	$(291)	$604,871

	March 31, 2003

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Municipal bonds and notes	$71,872	$717	$—	$72,589
Government securities	—	—	—	—
Time deposits and other	49,401	293	—	49,694

Total	$121,273	$1,010	$—	$122,283

Long-term investments:
Restricted cash and investments	$127,114	$793	$(171)	$127,736
Municipal bonds and notes	285,384	1,239	(59)	286,564
Government securities	32,146	122	(62)	32,206
Equity investments	43,219	—	—	43,219

Total	$487,863	$2,154	$(292)	$489,725

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of short and long-term investments classified by date of contractual maturity at March 31, 2003, are as follows (in thousands):

March 31,
2003

One year or less	$122,283
One year through two years	153,856
Two years through three years	143,705
Three years through four years	21,209
Restricted cash and investments expiring in less than four years	127,736
Equity investments	43,219

$612,008

      During the three months ended March 31, 2003 and March 31, 2002, we recorded impairment charges totaling $230,000 and $1.2 million, respectively, as a result of the deterioration of the financial condition of certain of our private equity investees. These impairment losses are identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary.

Note 6 — Property and Equipment

	December 31,	March 31,
	2002	2003

	(In thousands)
Property and equipment, net:
Computer equipment and software	$266,589	$296,313
Land and buildings	31,926	41,913
Aviation equipment	30,473	30,473
Furniture and fixtures	18,916	23,548
Leasehold improvements	19,345	22,455
Vehicles and other	12,540	9,198

	379,789	423,900
Accumulated depreciation and amortization	(161,761)	(182,100)

	$218,028	$241,800

      During the three months ended March 31, 2003, we capitalized $4.7 million of software development costs associated with the development of site features and functionality improvements, the development of our “V3” platform architecture and the development of seller tools. At December 31, 2002 and March 31, 2003, unamortized software development costs totaled $21.4 million and $23.3 million, respectively. Total depreciation expense for property and equipment was $11.9 million and $20.2 million for the three months ended March 31, 2002 and 2003, respectively.

Note 7 — Contingencies

Litigation and Other Legal Matters

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling, but the appeal has not yet been briefed or heard.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We answered the complaint, denying the allegations. In April 2002, we filed four motions for summary judgment relating to the three patents in suit. The court denied three of those motions and deferred ruling on the fourth motion. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patents, and in October 2002 the court issued its claim construction findings. In October 2002, the court gave us leave to amend our answer to include a claim that MercExchange committed fraud on the patent office during the prosecution of one of the patents. On the same date, the court granted in part our pending summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling also substantially reduced MercExchange’s ability to claim damages. In November 2002, we filed two additional summary judgment motions regarding the patents. One motion was denied as moot; the other was denied because the court found there were triable issues of fact. In February 2003, we filed an additional summary judgment motion, which was subsequently denied. Only two patents remain in the case at this time. Trial of the matter began on April 23, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction and seeking a permanent injunction and damages. Factual discovery in the case is scheduled to end June 25, 2003, expert discovery is scheduled to take place from July to September 2003, and trial is scheduled for March 1, 2004. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

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

      On February 20, 2002, PayPal was sued in California state court in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action was refiled with a different named plaintiff on June 6, 2002, and a related action was filed in the U.S. District Court for the Northern District of California on the same day. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. We also expect that we will increasingly be subject to patent infringement claims as our services expand. In particular, we expect that patent infringement claims involving various aspects of our

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments business will continue to be made. We have been notified of several potential intellectual property disputes and are subject to a suit by Tumbleweed Communications Corporation that is currently ongoing. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. We believe that the ultimate resolution of these disputes will not have a material adverse impact on our financial position, results of operations or cash flows.

Note 8 — Employee Benefit Plans

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. No shares were purchased during the three months ended March 31, 2002 and 2003. At March 31, 2003, approximately 1.8 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan will be increased automatically by the number of shares purchased under this plan in the preceding calendar year.

Stock Option Plans

      We have stock option plans for directors, officers and employees, under which we have made to date only nonqualified and incentive stock option grants. These stock options generally vest 25% one year from the date of grant and the remainder vests at a rate of 2.08% per month and expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us, which lapse over the vesting period. At March 31, 2003, stock options for 15.8 million shares were available for future grant.

      The following table summarizes activity under our stock option plans for the three months ended March 31, 2002 and 2003 (shares in thousands):

	Three Months Ended March 31,

	2002		2003

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	35,097	$46.24	37,176	$53.73
Granted	6,540	58.59	7,331	78.51
Exercised	(2,536)	10.77	(4,502)	46.30
Cancelled	(617)	54.94	(903)	60.95

Outstanding at end of period	38,484	50.54	39,102	59.06

Options exercisable at end of period	10,717	47.88	11,312	54.81

Weighted average grant date fair value of options granted during period		$26.11		$31.97

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about fixed stock options outstanding at March 31, 2003 (shares in thousands):

					Options Exercisable at
	Options Outstanding at March 31, 2003				March 31, 2003

		Weighted		Weighted		Weighted
	Number of	Average		Average	Number of	Average
	Shares	Remaining		Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life		Price	Exercisable	Price

$ 0.02 - $ 40.06	7,619	7.4	years	$30.63	3,157	$20.96
$41.63 - $ 56.30	7,263	8.7		52.67	1,499	49.16
$56.32 - $ 60.55	6,774	8.8		58.34	1,195	58.37
$60.65 - $ 72.97	6,842	8.2		65.39	2,496	65.51
$73.18 - $ 77.55	7,525	9.1		76.79	1,484	75.39
$77.56 - $116.31	3,079	8.1		88.69	1,481	91.19

	39,102	8.4		$59.06	11,312	$54.81

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-Money	10,306	$50.89	26,869	$59.78	37,175	$57.32
Out-of-the-Money	1,006	95.02	921	90.20	1,927	92.72

Total options outstanding	11,312	$54.81	27,790	$60.79	39,102	$59.06

      In-the-money options are options with an exercise price lower than the $85.31 closing price of our common stock on March 31, 2003. Out-of-the-money options are options with an exercise price greater than the $85.31 closing price of our common stock on March 31, 2003.

	Three Months
	Ended
	March 31,

	2002	2003

Grants during period as percent of outstanding shares	2%	2%
Total outstanding grants “in-the-money” as a percent of outstanding shares	7%	12%
Total outstanding grants as a percent of outstanding shares	14%	12%
Grants to named officers as a percent of total grants during the period*	13%	17%
Grants to named officers as a percent of total outstanding shares*	0%	0%
Total outstanding grants to named officers as a percent of total outstanding grants*	10%	12%
Total outstanding grants to named officers as a percent of total outstanding shares*	1%	1%

*	Named officers are the chief executive officer and the other four most highly-compensated executive officers during the twelve months ended December 31, 2002.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures

      We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following are the assumptions used for each respective period:

	Three Months
	Ended
	March 31,

	2002	2003

Risk-free interest rates	3.75%	2.1%
Expected lives (in years)	3.0	3.0
Dividend yield	0%	0%
Expected volatility	68%	68%

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

Note 9 — Subsequent Events

Property Purchase

      On April 22, 2003, we entered agreements to purchase certain developed commercial real property consisting of a five-building office campus located in San Jose, California and certain undeveloped land that is adjacent to this property. The purchase price for the campus is $95.0 million. The purchase price for the undeveloped land adjacent to the campus is approximately $29.2 million. With respect to the campus, we made initial deposits of $5.0 million through May 1, 2003. The balance of the purchase price for the campus is to be paid by us on or before the expected closing date of June 30, 2003. The undeveloped land is subject to an agreement between the current owner and the City of San Jose. The City has agreed to assign its interest in the undeveloped land to us. The balance of the purchase price for the land is to be paid by us on or before the expected closing date of May 27, 2003. Our plan following the closing of these purchases is to occupy approximately one-half of the existing campus, with the balance of the rentable area to be occupied by the current tenants.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the “Risk Factors That May Affect Results of Operations and Financial Condition” section below and elsewhere in this report. All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Results of Operations

	Three Months
	Ended
	March 31,

	2002	2003

Net revenues	100.0%	100.0%
Cost of net revenues	16.8	19.3

Gross profit	83.2	80.7

Operating expenses:
Sales and marketing	29.8	26.0
Product development	9.9	7.2
General and administrative	13.3	13.2
Payroll taxes on stock option gains	0.7	0.7
Amortization of acquired intangible assets	0.6	2.5

Total operating expenses	54.3	49.6

Income from operations	28.9	31.1
Interest and other income, net	3.0	1.6
Interest expense	(0.3)	(0.0)
Impairment of certain equity investments	(0.5)	(0.0)

Income before income taxes and minority interests	31.1	32.7
Provision for income taxes	(12.0)	(10.3)
Minority interests in consolidated companies	0.3	(0.5)

Net income	19.4%	21.9%

Net Revenues

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percent changes)
Transaction net revenues
U.S.	$157,153	49%	$234,876
International	51,724	166%	137,504
Payments	4,787	1,847%	93,179

Total transaction net revenues	213,664	118%	465,559

3rd party advertising net revenues
U.S.	18,206	(70)%	5,492
International	827	59%	1,313
Payments	—	—	2,027

Total 3rd party advertising net revenues	19,033	(54)%	8,832

End-to-end services net revenues
U.S.	4,869	(57)%	2,101

Total end-to-end services net revenues	4,869	(57)%	2,101

Offline net revenues	7,540	(100)%	—

Total net revenues	$245,106	94%	$476,492

U.S. segment net revenues	$187,768	29%	$242,469
International segment net revenues	52,551	164%	138,817
Payments segment net revenues	4,787	1,889%	95,206

	$245,106	94%	$476,492

Net Revenues by Geography

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percent changes)
U.S. net revenues	$192,555	66%	$319,170
International net revenues	52,551	199%	157,322

Total net revenues	$245,106	94%	$476,492

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located.

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In millions, except percentages)
Supplemental Operating Data:
Confirmed registered users	46.1	49%	68.8
Active users	19.8	57%	31.1
Number of items listed	138.0	59%	219.7
Gross merchandise sales	$3,107	71%	$5,317
PayPal accounts	—	—	27.2
PayPal number of payments	—	—	50.5
PayPal total payment volume	—	—	$2,628

      Our net revenues result from fees associated with our transaction, third-party advertising and end-to-end services in our U.S., International and Payments segments. Transaction revenue is derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Revenue from third-party advertising is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. End-to-end services revenue is derived principally from contractual arrangements with third parties that provide transaction services to eBay users. Offline services revenue was derived from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication. We divested our offline subsidiaries during the third and fourth quarters of 2002.

      The growth in net revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003, was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, listings and gross merchandise sales and our acquisition of PayPal in October 2002 which contributed approximately 20% of our net revenues during the three months ended March 31, 2003.

Revenue from U.S. and International Segments

Transaction Net Revenue

      U.S. segment transaction net revenue increased 49% from the three months ended March 31, 2002 to the three months ended March 31, 2003. International segment transaction net revenue increased 166% over the same period. The growth in U.S. and International segment transaction net revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, listings and gross merchandise sales. We experienced transaction net revenue growth across all categories from the three months ended March 31, 2002 to the three months ended March 31, 2003, with motors, computers, consumer electronics, collectibles, and books/ music/ movies making the most significant impact. International segment transaction net revenue as a percentage of consolidated transaction net revenue was 24% in the three months ended March 31, 2002 and 30% in the three months ended March 31, 2003. This growth is primarily the result of strong performance in Germany, the United Kingdom, Canada and South Korea. We expect international segment transaction net revenues will continue to grow in significance to our business as we develop and deploy our global marketplace. In addition, new regulations in the European Union relating to the collection of value-added taxes, or VAT, on digital services will require us to collect and remit VAT on our own fees beginning in July 2003. We intend to work with the relevant tax authorities to clarify our obligations under these regulations and to change our software to permit the billing of these taxes. The increased costs to our European users may reduce their activity on our websites and could adversely affect our international transaction net revenues.

Third-party Advertising Net Revenue

      U.S. third-party advertising net revenue decreased in absolute dollars and as a percentage of total U.S. segment net revenues from $18.2 million in the three months ended March 31, 2002, representing 10% of

U.S. segment net revenues, to $5.5 million in the three months ended March 31, 2003, representing 2% of U.S. segment net revenues. Revenues from U.S. segment third-party advertising decreased primarily as a result of a general deterioration in the online advertising market that adversely impacted our advertising sales through AOL Time Warner, Inc., or AOL, our exclusive advertising sales representative. International segment third-party advertising net revenue decreased as a percentage of total International net revenues from 2% in the three months ended March 31, 2002 to 1% in the three months ended March 31, 2003. Although the absolute dollar amount of International segment third-party advertising net revenues increased, the decrease in International segment third-party advertising as a percentage of total International segment net revenues was primarily the result of transaction net revenues growing faster than advertising net revenues. We continue to view our business as primarily transaction driven and we expect third-party advertising net revenues in future periods to continue to decrease as a percentage of total net revenues and in absolute dollars. Additionally, our advertising sales representative agreement with AOL terminated on March 31, 2003. AOL will continue to electronically deliver our online advertisements for a specified wind-down period. Our third-party advertising revenues in future periods will be dependent on the efforts of our existing internal sales staff.

End-to-End Services Net Revenue

      U.S. segment end-to-end services net revenue decreased in absolute dollars and as a percentage of total U.S. segment net revenues from $4.9 million in the three months ended March 31, 2002, representing 3% of U.S. segment net revenues to $2.1 million in the three months ended March 31, 2002, representing 1% of U.S. segment net revenues. As end-to-end services are contractual and are largely dependent upon contractual terms and our users’ adoption of third-party products and services, we expect end-to-end services revenue in future periods to fluctuate from period to period. In general, however, as we continue to view our business as primarily transaction driven, we expect these revenues to decrease as a percentage of total net revenues and in absolute dollars.

Offline Net Revenue

      Offline net revenue decreased from $7.5 million in the three months ended March 31, 2002, representing 3% of total net revenue to $0 in the three months ended March 31, 2003. We divested our Butterfields and Kruse subsidiaries in the third and fourth quarters of 2002, respectively, and accordingly do not expect to earn offline net revenue in the foreseeable future.

Net Revenues from Payments Segment

      Net revenues from the Payments segment are generated from eBay’s Billpoint operations for the three months ended March 31, 2002 and primarily from PayPal’s operations for the three months ended March 31, 2003.

Transaction Net Revenue

      Payments segment transaction net revenue increased 1,847% from $4.8 million in the three months ended March 31, 2002 to $93.2 million for the three months ended March 31, 2003. The growth was primarily the result of our acquisition of PayPal. For the three months ended March 31, 2003, PayPal recorded transaction net revenue of $92.2 million. We continue to expect to winddown our Billpoint payment operations by the end of June 2003.

Third-party Advertising Net Revenues

      Payments segment revenues from third-party advertising increased in absolute dollars and as a percentage of total Payments segment net revenues from zero in the three months ended March 31, 2002 to $2.0 million in the three months ended March 31, 2003, representing 2% of Payments segment net revenues. The growth is due to the addition of third-party advertising revenues from PayPal. We continue to view our business as primarily transaction driven, and we expect Payments segment third-party advertising net revenues in future periods to continue to decrease as a percentage of total net revenues.

Cost of Net Revenues

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Cost of net revenues	$41,277	123%	$92,098
As a percentage of net revenues	17%		19%

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

      Cost of net revenues increased in absolute dollars and as a percentage of net revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003. The increase in absolute dollars and as a percentage of net revenues was due to increased payment processing costs resulting from our acquisition of PayPal and continued development and expansion of our customer support and site operations infrastructure. The increase in payment processing costs totaled $36.5 million and consists of credit card interchange fees, and other bank and processing charges. The increases in customer support and site operations costs were primarily the result of increased personnel costs of $6.4 million and depreciation and other facilities and equipment maintenance costs of $6.3 million. We expect the cost of net revenues to increase in absolute dollars but to remain generally comparable as a percentage of net revenues for the remainder of 2003.

Operating Expenses

Sales and Marketing

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Sales and marketing	$73,104	69%	$123,760
As a percentage of net revenues	30%		26%

      Sales and marketing expenses consist primarily of employee compensation for our category development and marketing staff, advertising, tradeshow and other promotional costs, certain trust and safety programs and corporate overhead allocations.

      Sales and marketing expenses increased in absolute dollars from the three months ended March 31, 2002 to the three months ended March 31, 2003, primarily as the result of increased advertising and marketing costs. Our advertising costs increased by $39.2 million and were directed towards a national television advertising campaign and several category focused print and on-line advertising campaigns. Additionally, personnel costs increased by $3.4 million, expenses related to tradeshows and user programs increased by $2.1 million and our professional services fees increased by $1.4 million. Our advertising efforts target the acquisition of registered users and activation of existing users through television, print media placements, promotional agreements with Internet portals and other online service providers. Sales and marketing expenses are expected to increase in absolute dollars, and to remain generally comparable as a percentage of net revenues for the remainder of 2003.

Product Development

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2002

	(In thousands, except percentages)
Product development	$24,307	41%	$34,332
As a percentage of net revenues	10%		7%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. Product development expenses are net of required capitalization of major site and product development efforts, including the development of our third generation “V3” site architecture. These capitalized costs totaling $2.8 million in the three months ended March 31, 2002 and $4.7 million in the three months ended March 31, 2003 are reflected as a cost of revenue when amortized. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      Product development expenses increased in absolute dollars from the three months ended March 31, 2002 to the three months ended March 31, 2003, primarily as a result of a $3.5 million increase in personnel costs and a $6.5 million increase in maintenance and depreciation costs for equipment used in development. The increase in these costs resulted from the development of additional site features and functionality such as enhanced search functionality, improved seller tools, and PayPal integration. Product development expenses are expected to increase in absolute dollars for the remainder of 2003, as we develop new site features and functionality and continue to improve and expand operations across all our segments. We expect product development expenses to remain generally comparable as a percentage of net revenues for the remainder of 2003.

     General and Administrative

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
General and administrative	$32,493	94%	$63,000
As a percentage of net revenues	13%		13%

      General and administrative expenses consist primarily of employee compensation, provision for doubtful accounts, provisions for transaction losses associated with our Payments segment, insurance, fees for external professional advisors and corporate overhead allocations.

      General and administrative expenses increased in absolute dollars from the three months ended March 31, 2002 to the three months ended March 31, 2003, as a result of increases of $17.8 million in personnel costs, primarily related to the addition of PayPal employees in various trust and safety functions, $9.0 million in the provision for Payments segment transaction losses, and $4.1 million in fees for professional services. These costs increased to meet the demands of our expanding business, including growing international operations and the integration of acquired businesses. We expect general and administrative expenses to increase in absolute dollars for the remainder of 2003, as we continue to invest in the infrastructure that is necessary to support our business. Additionally, we expect general and administrative expenses to remain generally comparable as a percentage of net revenues for the remainder of 2003.

     Payroll Expense on Employee Stock Options

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Payroll tax expense from employee stock options	$1,679	96%	$3,290
As a percentage of net revenues	1%		1%

      We are subject to employer payroll taxes on employee gains resulting from exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period in which such options are exercised and sold based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period that stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed. We expect exercises of employee stock option grants will result in increased payroll tax costs for the remainder of 2003, partially as a result of gains from the exercise of PayPal options assumed in the merger. In general, we expect payroll taxes on employee stock option gains to increase during periods in which our stock price is high relative to historical levels.

     Amortization of Acquired Intangible Assets

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Amortization of acquired intangible assets	$1,530	676%	$11,868
As a percentage of net revenues	1%		2%

      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion, increase the features and functionality available to our users and maintain a leading role in online trading. These purchase transactions may result in the creation of acquired intangible assets and lead to a corresponding increase in the amortization expense in future periods.

      Intangible assets consist of purchased customer lists, developed technologies, trade names, and other intangible assets. Intangible assets, excluding goodwill, are being amortized using the straight-line method over estimated useful lives ranging from two to seven years. We believe the straight-line method of amortization best represents the distribution of economic value of the identified intangible assets.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

      Amortization of acquired intangible assets increased from the three months ended March 31, 2002 to the three months ended March 31, 2003, primarily as a result of the amortization of acquired intangible assets related to our acquisition of PayPal. Without taking into account the impact of potential future acquisitions, we expect amortization from acquired intangible assets to remain comparable in absolute dollars but to decrease as a percentage of revenues for the remainder of 2003.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Interest and other income, net	$7,387	4%	$7,704
As a percentage of net revenues	3%		2%

      Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

      Our interest and other income, net increased from the three months ended March 31, 2002 to the three months ended March 31, 2003, primarily as a result of an increase in our cash, cash equivalents, and investments balances partially offset by a decline in the weighted-average interest rate of our portfolio. Our weighted average interest rate was approximately 3.1% in the three months ended March 31, 2002 compared to 1.9% in the three months ended March 31, 2003. We expect that interest and other income, net, will increase in absolute dollars for the remainder of 2003, as our cash, cash equivalents, and investments balances continue to grow.

Interest Expense

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Interest expense	$685	(95)%	$31
As a percentage of net revenues	0%		0%

      Interest expense consists of interest charges on mortgage notes and capital leases. Interest expense decreased from the three months ended March 31, 2002 to the three months ended March 31, 2003, as a result of a reduction in outstanding mortgage notes balances in connection with the sale of several of the underlying properties in 2002 and lower interest rates.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which would require us to include our San Jose facilities lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our balance sheet subsequent to July 1, 2003, would reflect additions for office properties totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement subsequent to July 1, 2003, would reflect the reclassification of our San Jose facilities lease payments from operating expense to interest expense on the related lease obligations, a $5.6 million after-tax charge for depreciation for periods from lease inception through July 1, 2003, and incremental depreciation expense for periods subsequent to July 1, 2003.

      In the event that we terminate the lease arrangement and acquire ownership of the San Jose facilities prior to the adoption of FIN 46, we would not incur the cumulative depreciation charge of $5.6 million; instead, the $126.4 million cost of acquiring the facilities would be allocated between land and buildings, with the amount allocated to buildings being depreciated over the estimated useful life of the facilities. In addition, we would settle our two interest rate swaps used to establish a fixed rate of interest for $95 million of our financing arrangement. At March 31, 2003, settlement of our two interest rate swaps in connection with a lease termination would have resulted in a pre-tax loss of $10.2 million.

      We have not yet decided whether we will keep the existing lease financing arrangement or terminate the arrangement and acquire ownership of the facilities. Whether or not we keep the existing lease financing arrangement, we anticipate recording incremental annual operating expenses of $1.7 million, net of taxes, for the recognition of depreciation expense on the buildings.

Impairment of Certain Equity Investments

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Impairment of certain equity investments	$1,181	(81)%	$230
As a percentage of net revenues	0%		0%

      During the three months ended March 31, 2003 and December 31, 2002, we recorded impairment charges totaling $230,000 and $1.2 million, respectively, as a result of the deterioration of the financial condition of certain of our private equity investees. These impairment losses are identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary.

      We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Provision for income taxes	$29,411	67%	$49,018
As a percentage of net revenues	12%		10%
Effective tax rate	38%		32%

      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to non-deductible expenses related to acquisitions, state taxes, subsidiary losses for which we have not provided a benefit and other permanent differences that increase the effective tax rate. These amounts are offset by decreases resulting from foreign income with lower effective tax rates and tax-exempt interest income.

      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have provided a full valuation allowance on the deferred tax assets relating to these stock option deductions due to the uncertainties associated with our future stock price and the timing of employee stock option exercises. To the extent that additional stock option deductions are not generated in future years, we will have the ability, subject to carryforward limitations, to utilize up to $217.6 million of additional deferred tax assets to reduce future income tax liabilities. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

      The lower effective tax rate for the three months ended March 31, 2003, as compared to the effective tax rate for the three months ended March 31, 2002, reflects the increasing profit contribution from our international operations.

     Minority Interests

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2002	Change	March 31, 2003

	(In thousands, except percentages)
Minority interest in consolidated company	$758	(414)%	$(2,378)
As a percentage of net revenues	0%		0%

      Minority interests in consolidated companies represents the minority investor’s percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements.

      Third parties held minority interests in Internet Auction, our majority-owned South Korean subsidiary, for the three months ended March 31, 2003. The significant change in minority interests from the three months ended March 31, 2002 to the three months ended March 31, 2003, primarily resulted from Internet Auction generating net income in the three months ended March 31, 2003, compared to a loss for the same period in 2002. We expect that minority interests in consolidated companies will continue to fluctuate in future periods. If Internet Auction continues to be profitable, the minority interests adjustment on the statement of income will continue to decrease our net income by the minority investor’s share of Internet Auction’s net income.

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

      A significant portion of our international net revenues, operating expenses and net income are denominated in Euros. During the three months ended March 31, 2003, the U.S. dollar weakened against the Euro and our weighted-average translation rate used to convert Euro denominated transactions into U.S. dollar equivalents, decreased by approximately 21% and 7% compared to the weighted-average translation rate used for the three months ended March 31, 2002 and December 31, 2002, respectively. These weighted-average translation rate changes for the Euro resulted in increased net revenues of approximately $17.2 million and $6.1 million for the three months ended March 31, 2003 and December 31, 2002, respectively, as well as increased operating expenses of approximately $7.6 million and $2.7 million for the three months ended March 31, 2003 and December 31, 2002, respectively.

      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace. As a result, foreign currency fluctuations in future periods could become more significant or even have a negative impact on our net revenues and net income.

Liquidity and Capital Resources

Cash Flows

      Since inception, we have financed operations primarily from net cash generated from operating activities. In addition, we have obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options and proceeds from our initial and follow-on public offerings. During the three months ended March 31, 2003, we were primarily financed by proceeds of stock option exercises and from our income from operations.

      Net cash provided by operating activities was $92.3 million in the three months ended March 31, 2002 and $190.0 million in the three months ended March 31, 2003. Net cash provided by operating activities resulted primarily from our net income, tax benefits on the exercise of stock options and non-cash charges for depreciation and amortization. These sources of cash were partially offset by changes in assets and liabilities.

      Net cash used in investing activities was $62.8 million in the three months ended March 31, 2002. Net cash provided by investing activities was $34.9 million in the three months ended March 31, 2003. The primary use for invested cash in the periods presented was for purchases of property and equipment and acquisitions. These uses of cash were partially offset by the net proceeds from purchases, maturities and sales of investments. The primary source of cash provided by investing activities was maturities and sales of investments.

      Net cash provided by financing activities was $23.7 million in the three months ended March 31, 2002 and $217.1 million in the three months ended March 31, 2003. Net cash provided by financing activities was primarily due to the issuance of common stock associated with stock option exercises.

Commitments and Contingencies

      We expect capital expenditures to approximate $330 million for the remainder of 2003, without taking into account any acquisitions or costs associated with the potential acquisition of ownership of our San Jose facilities currently subject to an operating lease agreement. Of the $330 million, approximately $160 million and $6 million has been allocated for the purchase of additional corporate office facilities and leasehold improvements in San Jose, California and Vancouver, British Columbia, respectively. We also estimate that the required capitalization of product development costs will approximate $24 million through the remainder of 2003. The remaining balance will be used primarily for the purchase of computer hardware and software of approximately $130 million, and furniture and fixtures, leasehold improvements and other corporate assets of approximately $10 million.

Leases

      In January 2003, the FASB issued FIN 46, ‘Consolidation of Variable Interest Entities,‘ which would require us to include our San Jose facilities lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our balance sheet subsequent to July 1, 2003, would reflect additions for office properties totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement subsequent to July 1, 2003, would reflect the reclassification of our San Jose facilities lease payments from operating expense to interest expense on the related lease obligations, a $5.6 million after-tax charge for depreciation for periods from lease inception through July 1, 2003, and incremental depreciation expense for periods subsequent to July 1, 2003.

      In the event that we terminate the lease arrangement and acquire ownership of the San Jose facilities prior to the adoption of FIN 46, we would not incur the cumulative depreciation charge of $5.6 million; instead, the $126.4 million cost of acquiring the facilities would be allocated between land and buildings, with the amount allocated to buildings being depreciated over the estimated useful life of the facilities. In addition, we would settle our two interest rate swaps used to establish a fixed rate of interest for $95 million of our financing arrangement. At March 31, 2003, settlement of our two interest rate swaps in connection with a lease termination would have resulted in a pre-tax loss of $10.2 million.

      We have not yet decided whether we will keep the existing lease financing arrangement or terminate the arrangement and acquire ownership of the facilities. Whether or not we keep the existing lease financing arrangement, we anticipate recording incremental annual operating expenses of $1.7 million, net of taxes, for the recognition of depreciation expense on the buildings.

Subsequent Events

Property Purchase

      On April 22, 2003, we entered agreements to purchase certain developed commercial real property consisting of a five-building office campus located in San Jose, California and certain undeveloped land that is adjacent to this property. The purchase price for the campus is $95.0 million. The purchase price for the undeveloped land adjacent to the campus is approximately $29.2 million. With respect to the campus, we made initial deposits of $5.0 million through May 1, 2003. The balance of the purchase price for the campus is to be paid by us on or before the expected closing date of June 30, 2003. The undeveloped land is subject to an agreement between the current owner and the City of San Jose. The City has agreed to assign its interest in the undeveloped land to us. The balance of the purchase price for the land is to be paid by us on or before the expected closing date of May 27, 2003. Our plan following the closing of these purchases is to occupy approximately one-half of the existing campus, with the balance of the rentable area to be occupied by the current tenants.

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

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users and to activate existing users to list items for sale, purchase items through our service or use our payment services;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	foreign, federal, state or local government regulation, including investigations prompted by items listed, sold or paid for by our users;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as the credit card associations;

•	the success of our geographical and product expansion;

•	the introduction of new sites, services and products by us or our competitors;

•	volume, size, timing and completion rate of transactions on our websites;

•	consumer confidence in the safety and security of transactions on our websites;

•	our ability to upgrade and develop our systems, infrastructure and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at reasonable cost;

•	our ability to integrate successfully and cost effectively manage our acquisitions, including the acquisition of PayPal;

•	our ability to manage fraud loss and credit card charge back rates and the payment funding mix at PayPal;

•	the cost and demand for advertising on our websites;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties (such as photo hosting);

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in our online businesses, including PayPal;

•	our ability to expand our product offerings involving fixed-price trading;

•	the costs and results of litigation that involves us;

•	the results of regulatory decisions that affect us;

•	the actions of our competitors;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our commercial partners and technology suppliers;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, for the trading of products such as those listed on our websites;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war or terrorist actions.

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

We may not maintain our level of profitability.

      We believe that our continued profitability at historical levels will depend in large part on our ability to do the following:

•	maintain sufficient transaction volume to attract buyers and sellers;

•	attract new users and keep existing users active on our websites;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, fraud and chargebacks and international and product expansion;

•	increase the awareness of our brands; and

•	provide our customers with superior community and trading experiences.

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

      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada and Korea, has also become critical to our revenues and profits. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In many countries, we compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit certain categories of goods, may require special licensure, or may limit the transfer of information between our foreign subsidiaries and ourselves;

•	legal uncertainty regarding liability for the listings of our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	more stringent consumer and data protection laws;

•	cultural ambivalence to, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors;

•	profit repatriation restrictions, foreign currency exchange restrictions and exchange rate fluctuations;

•	changes in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

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

      We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or any foreign country may seek to impose value-added taxes, or VAT, or sales or use tax collection or record-keeping obligations on companies such as ours that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an auctioneer or the agent of our sellers. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years, which has been extended through November 1, 2003. This moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. New regulations in the European Union relating to the collection of VAT on digital services will require us to collect and remit VAT on our own fees beginning in July 2003. We intend to work with relevant tax authorities to clarify our obligations under these regulations and will change our software to permit the billing of these taxes. We expect substantial ongoing costs associated with complying with the VAT rules throughout Europe and the increased cost to our users may reduce their activity on our websites. Both of these effects could adversely affect our business. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

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

      For the year ended December 31, 2002 and the three months ended March 31, 2003, PayPal’s provision for transaction losses totaled $28.8 million and $9.0 million, respectively, representing 0.41% and 0.34% of PayPal’s total payment volume. In January 2003 PayPal increased the withdrawal limit for unverified international users to $500 per month in certain countries. This increase may result in higher transaction losses.

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

      As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or their account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal is subject to several purported class action lawsuits challenging its procedures and disclosures with respect to suspicious accounts, and if PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. In addition, many customers who are subject to such restrictions complain to regulatory agencies. If PayPal loses this litigation or becomes subject to an enforcement action, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial damages. Even if PayPal is able to defend itself successfully, the litigation or enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      The large volume of payments that PayPal handles for its customers makes it vulnerable to employee fraud or other internal security breaches. PayPal is required to reimburse customers for any funds stolen as a result of such breaches. Any such fraud or security breaches could adversely affect our business.

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

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Additionally, pending legislation at the state and federal levels may restrict further PayPal’s information gathering and disclosure practices. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction. During the year ended December 31, 2002 and the three months ended March 31, 2003, PayPal processed approximately 348,000 and 560,000 transactions per day, respectively, and any violations could expose PayPal to significant liability.

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

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance. For the year ended December 31, 2002 and the three months ended March 31, 2003, senders funded 49.8% and 55.6%, respectively, of PayPal’s payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. MasterCard implemented an increase to its interchange fees effective April 2003. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal. Any such increased fees could increase PayPal’s operating costs and reduce its profit margins. Furthermore, PayPal’s credit card processors require it to pledge cash as collateral with respect to PayPal’s acceptance of Visa, MasterCard, American Express and Discover and the amount of cash that PayPal is required to pledge could be increased at any time.

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

      On April 25, 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling, but the appeal has not yet been briefed or heard.

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We answered the complaint, denying the allegations. In April 2002, we filed four motions for summary judgment relating to the three patents in suit. The court denied three of those motions and deferred ruling on the fourth motion. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patents, and in October 2002 the court issued its claim construction findings. In October 2002, the court gave us leave to amend our answer to include a claim that MercExchange committed fraud on the patent office during the prosecution of one of the patents. On the same date, the court granted in part our pending summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling also substantially reduced MercExchange’s ability to claim damages. In November 2002, we filed two additional summary judgment motions regarding the patents. One motion was denied as moot; the other was denied because the court found there were triable issues of fact. In February 2003, we filed an additional summary judgment motion, which was subsequently denied. Only two patents remain in the case at this time. Trial of the matter began on April 23, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction and seeking a permanent injunction and damages. Factual discovery in the case is scheduled to end June 25, 2003, expert discovery is scheduled to take place from July to September 2003, and trial is scheduled for March 1, 2004. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

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

      On February 20, 2002, PayPal was sued in California state court in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff on June 6, 2002, and a related action was filed in the U.S. District Court for the Northern District of California on the same day. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service is increasing, and such publicity could damage our reputation, reduce our ability to attract new users and diminish the value of our brand name. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies who could take action against us, including imposing fines or seeking injunctions.

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

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, HomesDirect.com, NeoCom, PayPal and CARad Inc. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquisition, including the acquisition of PayPal, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Our inability to extend or renegotiate the terms of contractual arrangements with third parties who provide services to our users could harm us.

      Although we generally have been able to renew or extend the terms of contractual arrangements with our third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. Our contractual arrangement with Internet Pictures Corporation, or iPIX, our exclusive third-party photo hosting service provider since 2000, is scheduled to expire on September 30, 2003, subject to certain post-termination obligations, and we do not expect to renew the contract in its current form. Over 60% of items listed on the eBay websites during the quarter ended March 31, 2003 included photos hosted by iPIX, and our research indicates that online items accompanied by a photo typically sell at a greater rate than items not accompanied by a photo. We are currently working to build equivalent functionality ourselves. We are also in negotiations with iPIX with respect to a possible transaction that involves iPIX’s technology and services and involves an aggregate consideration amount that is not expected to exceed $15 million. We may be unable to successfully conclude our negotiations with iPIX or successfully develop our own equivalent photo hosting functionality prior to September 30, 2003. If we were unable to build equivalent functionality or effectively manage the transition from third party hosting, our business would be adversely affected.

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

      We recognize revenues from end-to-end service providers and direct advertising promotions. These revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online promotions generally. Recently, the pricing of online advertisements has deteriorated. Our direct advertising revenues historically have been dependent in significant part on the performance of AOL’s sales force. Our advertising sales relationship with AOL terminated on March 31, 2003, and we are now dependent on the efforts of our existing internal sales staff. Reduction in these revenues would adversely affect our results. At this time, we expect third-party advertising and end-to-end services revenues to decrease substantially on an absolute basis in 2003 relative to 2002.

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

      Net revenues outside the United States accounted for approximately 26% of our net revenues in the year ended December 31, 2002 and 29% of our net revenues in the three months ended March 31, 2003. Because a significant and growing portion of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. The results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and thus may face financial exposure if exchange rates move rapidly or if the rate is set incorrectly. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, our European revenues and profits will be reduced as the result of these translation adjustments.

Our stock price has been and may continue to be extremely volatile.

      The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in regulation;

•	events affecting PayPal’s business;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, new products or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including these described in this “Risk Factors That May Affect Results of Operations and Financial Condition” section and others that may be beyond our control.

      In addition, the trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from our initial public offering price and from our stock price during 2002. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce or technology companies have in the past and may in the future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company’s securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

      Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

      Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

      Musical Instruments: Guitar Center/ Musicians Friend, Sam Ash, Gbase.com, Harmony-Central.com, musical instrument retailers and manufacturers

      Sports Memorabilia: Beckett’s, Collectors Universe, Mastro, Leylands, ThePit.com, Superior

      Toys, Hobbies, Dolls, Bears: Toys R Us, Amazon.com/ Toysrus.com, KB Toys/ KBToys.com, FAO Inc. (FAO Schwarz, Zany Brainy, the Right Start), Lego, TY Inc.

      Premium Collectibles: Bonhams, Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/ Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby’s, other premium collectibles dealers and sellers

      Automotive (used cars and parts): Advance Auto Parts, Autonation.com, AutoPartsPlace, AutoTrader.com, Autozone, Barrett-Jackson, California Classics, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, Dealix, Discount Auto Parts, Dupont Registry, eClassics.com, General Parts (Carquest), Genuine/ NAPA, Hemmings, JC Whitney, Kragen, Kruse International, TraderOnline, Trader Publishing, Wal-Mart, newspaper classifieds, used car dealers, swap meets, car clubs

      Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/ Tower Records.com

      Clothing and Accessories: Abercrombie.com, AE.com, Amazon.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, Gap Online sites, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Overstock.com, Payless.com, Ross, Urbanq.com, VictoriasSecret.com, Walmart.com, Yoox.com

      Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, MicroWarehouse, PC Connection, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, Computer Discount Warehouse, computer, consumer electronics and photography retailers

      Home & Garden: IKEA, Crate & Barrel, Home Depot, Williams-Sonoma Inc. (Pottery Barn, Williams-Sonoma), Bed, Bath & Beyond, Lowes, Linens ’n Things, Pier One, Ethan Allen, Frontgate, Burpee.com

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

      Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet spaces than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. In addition, certain offline competitors may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay. The adoption by manufacturers of anti-Internet policies could force eBay users to stop selling certain products on our site. Increased competition or anti-

Internet distribution policies may result in reduced operating margins, loss of market share and diminished value of our brand. Some of our competitors have offered services for free, and others may do this as well. We may be unable to compete successfully against current and future competitors.

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

      The market for PayPal’s product is emerging, intensely competitive and characterized by rapid technological change. PayPal competes with existing on-line and off-line payment methods, including, among others:

•	Credit card merchant processors that offer their services to online merchants, including First Data, Concord EFS, iPayment, Paymentech, and Wells Fargo; and payment gateways, including VeriSign and Authorize.net;

•	MoneyZap and BidPay offered by Western Union, a subsidiary of First Data;

•	Yahoo! PayDirect offered by Yahoo! and HSBC;

•	c2it offered by Citigroup;

•	WebPay and Valid offered by CheckFree; and

•	U.S.P.S. SendMoney offered by the U.S. Postal Service.

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

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2003, our fixed income investments had an unrealized gain of $2.9 million with a pretax yield of approximately 1.7% and a weighted average maturity of 2 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $2.9 million. Assuming an average investment balance of $2.2 billion, if weighted average rates for the year were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $22 million annually.

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

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of March 31, 2003, we did not have any unrealized gains or losses associated with our equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $230,000 and $1.2 million during the three months ended March 31, 2003 and December 31, 2002, respectively, relating to the other-than-temporary impairment in the fair value of equity investments. At March 31, 2003, the total value of our equity investments was $43.2 million, including $3.1 million in marketable investments.

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

      Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on eBay’s financial position for the three months ended March 31, 2003, was a translation gain of approximately $51.3 million. This gain is recognized as an adjustment to stockholders’ equity through other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other our functional currency create gains and losses which are reflected in our consolidated statement of income. Foreign exchange rate fluctuations had an immaterial impact on our results of operations for the three months ended March 31, 2003.

      As of March 31, 2003, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $70 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting. As we purchased the forward contracts on March 31, 2003, the fair values of the forward contracts were immaterial as of this date.

Item 4:	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date, also referred to as the Evaluation Date, within 90 days before the filing date of this quarterly report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, the design and operation of our disclosure controls and procedures were effective.

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

      On September 26, 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). We answered the complaint, denying the allegations. In April 2002, we filed four motions for summary judgment relating to the three patents in suit. The court denied three of those motions and deferred ruling on the fourth motion. A “Markman” hearing was held in July 2002 to define certain disputed terms in the patents, and in October 2002 the court issued its claim construction findings. In October 2002, the court gave us leave to amend our answer to include a claim that MercExchange committed fraud on the patent office during the prosecution of one of the patents. On the same date, the court granted in part our pending summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling also substantially reduced MercExchange’s ability to claim damages. In November 2002, we filed two additional summary judgment motions regarding the patents. One motion was denied as moot; the other was denied because the court found there were triable issues of fact. In February 2003, we filed an additional summary judgment motion, which was subsequently denied. Only two patents remain in the case at this time. Trial of the matter began April 23, 2003. We believe we have meritorious defenses and will defend ourselves vigorously. However, even if successful, our defense against this action will be costly and could divert our management’s time. If the plaintiff were to prevail on any of its claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be enjoined from conducting a significant part of our U.S. business. Any such results could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      On September 6, 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction and seeking a permanent injunction and damages. Factual discovery in the case is scheduled to end June 25, 2003, expert discovery is scheduled to take place from July to September 2003, and trial is scheduled for March 1, 2004. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees or modify its business practices. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this suit were to have an unfavorable outcome.

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

      On February 20, 2002, PayPal was sued in California state court in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff on June 6, 2002, and a related action was filed in the U.S. District Court for the Northern District of California on the same day. On March 12, 2002, PayPal was sued in the U.S. District Court for the Northern District of California in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      From time to time, we are involved in other disputes that arise in the ordinary course of business. We believe that the ultimate resolution of these disputes will not have a material adverse impact on our financial position, results of operations or cash flows.

Item 2:     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3:     Defaults Upon Senior Securities

      Not applicable.

Item 4:     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5:     Other Information

Audit Committee Pre-Approvals of Non-Audit Engagements

      Our Audit Committee has adopted a policy requiring the pre-approval of any non-audit engagement of PricewaterhouseCoopers LLP, or PwC, our independent auditor. In the event that we wish to engage PwC to perform accounting, technical, diligence or other permitted services not related to the services performed by PwC as our independent auditor, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services. We intend to disclose all approved non-audit engagements in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.

      Our Audit Committee approved the following non-audit engagements during the quarter ended March 31, 2003:

•	the engagement by PayPal of PwC to provide general advisory services in connection with a research and development tax credit project;

•	the engagement by PayPal of PwC to perform an analysis under Statement on Accounting Standards (SAS) No. 70 (Service Organizations) of PayPal’s information technology processes and controls;

•	the engagement of PwC to provide general advisory services to us in connection with an evaluation of our internal systems, processes and controls under Section 404 of the Sarbanes-Oxley Act; and

•	the engagement of PwC to provide consultations on financial accounting and reporting matters.

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      10.24       Registrant’s Amended and Restated 1998 Directors Stock Option Plan.

      (b) Reports on Form 8-K.

      On March 31, 2003, eBay furnished a report on Form 8-K to report under Item 9 that it had filed its annual report on Form 10-K, and that accompanying such report were the certifications of eBay’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003

eBay Inc.

Principal Executive Officer:

By: /s/ MARGARET C. WHITMAN _______________________________________ Margaret C. Whitman
President and Chief Executive Officer

Principal Financial Officer:

By:/s/ RAJIV DUTTA _______________________________________ Rajiv Dutta
Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

By:/s/ MARK J. RUBASH _______________________________________ Mark J. Rubash
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ RAJIV DUTTA
Rajiv Dutta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description

10.24	Registrant’s Amended and Restated 1998 Directors Stock Option Plan.