Form 10-Q
period 2003-06-30
EBAY INC
filed 2003-08-11
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      As of July 31, 2003 there were 321,042,179 shares (or 642,084,358 shares after giving retroactive effect to the registrant’s two-for-one stock split, payable in the form of a stock dividend, having a record date of August 4, 2003 and taking effect as of August 28, 2003) of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I:     FINANCIAL INFORMATION

Item 1:     Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2002	2003

	(In thousands, except
	par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,109,313	$1,391,557
Short-term investments	89,690	271,337
Accounts receivable, net	131,453	164,621
Funds receivable	41,014	83,063
Other current assets	96,988	92,941

Total current assets	1,468,458	2,003,519
Long-term investments	470,227	670,309
Restricted cash and investments	134,644	127,069
Property and equipment, net	218,028	403,295
Goodwill	1,456,024	1,487,018
Intangible assets, net	279,465	257,889
Deferred tax assets	84,218	75,873
Other assets	13,380	18,007

	$4,124,444	$5,042,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,424	$64,666
Funds payable and amounts due to customers	50,396	100,192
Accrued expenses and other current liabilities	199,323	253,054
Deferred revenue and customer advances	18,846	21,485
Short-term debt	2,970	3,586
Income taxes payable	67,265	89,510

Total current liabilities	386,224	532,493
Long-term debt	13,798	12,384
Deferred tax liabilities	111,843	102,028
Other liabilities	22,874	19,253
Minority interests	33,232	44,023

Total liabilities	567,971	710,181

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized: 622,554 and 640,740 shares issued and outstanding	623	641
Additional paid-in capital	3,108,131	3,639,817
Unearned stock-based compensation	(5,253)	(1,920)
Retained earnings	414,474	610,533
Accumulated other comprehensive income	38,498	83,727

Total stockholders’ equity	3,556,473	4,332,798

	$4,124,444	$5,042,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$266,287	$509,269	$511,393	$985,761
Cost of net revenues	44,561	99,150	85,838	191,248

Gross profit	221,726	410,119	425,555	794,513

Operating expenses:
Sales and marketing	79,804	134,616	152,908	258,376
Product development	24,346	38,819	48,653	73,151
General and administrative	36,596	69,476	69,089	132,476
Patent litigation expense	—	29,965	—	29,965
Payroll tax on employee stock options	431	3,184	2,110	6,474
Amortization of acquired intangible assets	1,108	11,976	2,638	23,844

Total operating expenses	142,285	288,036	275,398	524,286

Income from operations	79,441	122,083	150,157	270,227
Interest and other income, net	9,001	10,909	16,388	18,613
Interest expense	(698)	(37)	(1,383)	(68)
Impairment of certain equity investments	—	—	(1,181)	(230)

Income before income taxes and minority interests	87,744	132,955	163,981	288,542
Provision for income taxes	(33,286)	(39,543)	(62,697)	(88,561)
Minority interests	(150)	(1,544)	608	(3,922)

Net income	$54,308	$91,868	$101,892	$196,059

Net income per share:
Basic	$0.10	$0.14	$0.18	$0.31

Diluted	$0.10	$0.14	$0.18	$0.30

Weighted average shares:
Basic	561,414	636,680	559,050	632,022

Diluted	570,832	656,147	570,284	649,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(In thousands)
	(Unaudited)
Net income	$54,308	$91,868	$101,892	$196,059

Other comprehensive income (loss):
Foreign currency translation	38,330	36,336	33,229	44,718
Unrealized gains (losses) on investments, net	3,284	22	(269)	(1,105)
Investment losses included in net income	—	12	—	365
Unrealized gains (losses) on cash flow hedges	(1,929)	727	(630)	1,408
Estimated tax benefit (provision)	(617)	(328)	270	(157)

Net change in other comprehensive income	39,068	36,769	32,600	45,229

Comprehensive income	$93,376	$128,637	$134,492	$241,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$101,892	$196,059
Adjustments:
Provision for doubtful accounts and authorized credits	12,221	19,633
Provision for transaction losses	—	18,073
Depreciation and amortization	31,388	70,527
Amortization of unearned stock-based compensation	137	3,771
Tax benefit from employee stock options	62,422	62,937
Impairment of certain equity investments	1,181	230
Minority interests and other	(3,912)	4,157
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(34,223)	(55,076)
Funds receivable	—	(42,049)
Other current assets	(12,611)	2,878
Other non-current assets	(2,023)	(4,603)
Deferred tax assets, net	(853)	(859)
Accounts payable	2,509	17,233
Due to customers and funds payable	—	49,796
Accrued expenses and other liabilities	18,096	31,341
Deferred revenue and customer advances	6,299	2,607
Income taxes payable	2,590	22,033

Net cash provided by operating activities	185,113	398,688

Cash flows from investing activities:
Purchases of property and equipment	(74,218)	(229,987)
Purchases of investments	(308,395)	(862,544)
Maturities and sales of investments	266,958	489,374
Proceeds from sale of property and equipment	2,883	—
Acquisitions, net of cash acquired	(54,610)	(4,389)

Net cash used in investing activities	(167,382)	(607,546)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	68,444	472,973
Principal payments on long-term debt	(3,407)	(798)

Net cash provided by financing activities	65,037	472,175

Effect of exchange rate changes on cash and cash equivalents	10,130	18,927

Net increase in cash and cash equivalents	92,898	282,244
Cash and cash equivalents at beginning of period	523,969	1,109,313

Cash and cash equivalents at end of period	$616,867	$1,391,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of June 30, 2003, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed towards the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email to send and receive online payments.

      On October 3, 2002, we completed our acquisition of PayPal, Inc. (“PayPal”) in a tax-free, stock-for-stock transaction. PayPal provides an online global payments platform and is headquartered in Mountain View, California. The PayPal financial statements are included in our consolidated financial statements from October 4, 2002.

      When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com” we mean the online marketplace located at www.ebay.com. When we refer to “PayPal” or “PayPal.com,” we mean the global payments platform located at www.paypal.com.

Stock Split

      On July 24, 2003, our Board of Directors approved a two-for-one split of our shares of common stock to be effected in the form of a stock dividend. As a result of the stock split, our stockholders will receive one additional share of our common stock for each share of common stock held of record on August 4, 2003. The additional shares of our common stock will be distributed on August 28, 2003. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

Principles of Consolidation and Basis of Presentation

      The accompanying condensed consolidated financial statements include 100 percent of the assets and liabilities of eBay and our majority-owned subsidiaries. The interests of minority investors are recorded as minority interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where we hold more than a 20 percent but less than a 50 percent ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments, while our share of the investees’ operations is included in other income. Investments in entities where we hold less than a

20 percent ownership interest or where we do not have the ability to significantly influence the operations of the investee are accounted for under the cost method of accounting.

      These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2002 and June 30, 2003. These statements also show our condensed consolidated statements of income for the three and six months ended June 30, 2002 and 2003 and cash flows for the six months ended June 30, 2002 and 2003. These statements include all normal recurring adjustments that we believe are necessary to fairly present our financial position, results and cash flows. Because all of the disclosures required by generally accepted accounting principles for annual consolidated financial statements are not included, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

      Certain prior period balances have been reclassified to conform to the current period presentation.

Stock-based Compensation

      Consistent with predominant industry practice, we account for stock-based employee compensation arrangements under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using a stock option pricing model such as the Black-Scholes model and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We are currently evaluating whether we will voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of option grants and stock grants under our employee stock purchase plan as an operating expense would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income, as reported	$54,308	$91,868	$101,892	$196,059
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	(776)	1,499	137	3,771
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(43,813)	(65,346)	(91,127)	(94,989)

Net income, pro forma	$9,719	$28,021	$10,902	$104,841

Earnings per share:
Basic — As reported	$0.10	$0.14	$0.18	$0.31
Pro forma	$0.02	$0.04	$0.02	$0.17
Diluted — As reported	$0.10	$0.14	$0.18	$0.30
Pro forma	$0.02	$0.04	$0.02	$0.16

      We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2003	2002	2003

Risk-free interest rates	3.4%	1.8%	3.4%	2.0%
Expected lives (in years)	3.0	3.0	3.0	3.0
Dividend yield	0%	0%	0%	0%
Expected volatility	71%	60%	71%	66%

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

      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” which requires us to include our San Jose facilities lease arrangement in our consolidated financial statements effective July 1, 2003. Under this new accounting standard, our balance sheet subsequent to July 1, 2003 will reflect additions for office properties totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement subsequent to July 1, 2003 will reflect the reclassification of our San Jose facilities lease payments from operating expense to interest expense, a $5.6 million after-tax charge for cumulative depreciation for periods from lease inception through July 1, 2003, and incremental annual depreciation expense of $1.7 million, net of tax, for periods subsequent to July 1, 2003.

Amendment of SFAS 133

      In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, results of operations or cash flows.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45 or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of the guarantee. In June 2003, the FASB issued guidance clarifying certain provisions within FIN 45. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of FIN 45.

      During the ordinary course of business, in certain limited circumstances, we have included indemnification provisions within certain of our contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our services. To date, we have not incurred any costs in connection with such indemnification clauses.

Note 2 — Net Income Per Share

      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, composed of unvested, restricted shares of common stock and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants, are included in diluted net income per share to the extent such shares are dilutive.

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Numerator:
Net income	$54,308	$91,868	$101,892	$196,059

Denominator:
Common shares	561,490	636,754	559,510	632,118
Unvested restricted common stock	(76)	(74)	(460)	(96)

Denominator for basic calculation	561,414	636,680	559,050	632,022
Potentially dilutive shares:
Unvested restricted common stock	76	74	460	96
Employee stock options	9,342	19,393	10,774	17,491

Denominator for diluted calculation	570,832	656,147	570,284	649,609

Net income per share:
Basic	$0.10	$0.14	$0.18	$0.31

Diluted	$0.10	$0.14	$0.18	$0.30

      A number of potentially dilutive shares were excluded from the calculation of diluted net income per share because they were anti-dilutive. For the three months ended June 30, 2002 and 2003, this number amounted to approximately 39.4 million and 1.3 million shares, respectively. For the six months ended June 30, 2002 and 2003, this number amounted to approximately 36.2 million and 4.0 million shares, respectively.

Note 3 — Business Combinations, Goodwill and Intangible Assets

Pro Forma Financial Information

      The following unaudited pro forma financial information presents the combined results of eBay and PayPal as if the acquisition had occurred as of the beginning of 2002, after applying certain adjustments, including amortization of acquired intangible assets and other acquisition related transactions (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net revenues	$320,059	$509,269	$613,926	$985,761

Net income	$49,767	$91,868	$93,942	$196,059

Net income per share:
Basic	$0.08	$0.14	$0.15	$0.31

Diluted	$0.08	$0.14	$0.15	$0.30

      The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay and PayPal constituted a consolidated entity during such periods.

Goodwill

      Goodwill information for each reportable segment is as follows (in thousands):

	United States	International	Payments	Total

December 31, 2002	$118,649	$294,761	$1,061,867	$1,475,277
Goodwill acquired	3,987	—	—	3,987
Adjustments	(1,693)	24,825	3,875	27,007

June 30, 2003	$120,943	$319,586	$1,065,742	$1,506,271

      The increase in goodwill during the six months ended June 30, 2003, resulted primarily from foreign currency translation adjustments offset partially by purchase price adjustments on prior period acquisitions. Foreign currency translation adjustments totaled $24.8 million for the six months ended June 30, 2003. In addition, goodwill increased by approximately $4.0 million as a result of our January 2003 acquisition of CARad Inc., a provider of online auction management services for car dealers.

Intangible Assets

      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2002			June 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Developed technologies	$27,825	$(8,353)	$19,472	$28,289	$(12,659)	$15,630
Customer lists	208,811	(10,723)	198,088	210,077	(26,632)	183,445
Trademarks	65,140	(3,235)	61,905	67,010	(8,752)	58,258
All other	733	(733)	—	2,833	(781)	2,052

	$302,509	$(23,044)	$279,465	$308,209	$(48,824)	$259,385

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of developed technologies, customer lists, trademarks, and other acquired intangible assets including patents and contractual agreements. Developed technologies are being amortized over a weighted average period of approximately three years. Customer lists are being amortized over a weighted average period of approximately seven years. Trademarks are being amortized over a weighted average period of approximately seven years. All other intangible assets are being amortized over a weighted average period of approximately five years. No significant residual value is estimated for the intangible assets.

      As of June 30, 2003, expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2003 (remaining six months)	$24,422
2004	48,176
2005	44,828
2006	38,883
2007	37,496
Thereafter	65,580

$259,385

      We account for our 33% ownership interest in EachNet using the equity method of accounting. The total value of our ownership interest, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our balance sheet as a long-term investment. As of June 30, 2003, the goodwill resulting from the acquisition of our 33% interest totaled $19.3 million and identifiable intangible assets totaled $1.5 million. See “Note 9 — Subsequent Events.”

Note 4 — Segment Information

      Segment selection is based upon our internal organization structure, the manner in which our operations are managed, the criteria used by the chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

      We have identified three reporting segments: U.S., International and Payments. The U.S. segment comprises U.S. online trading platforms other than those of our PayPal and Billpoint subsidiaries. The International segment comprises our international online trading platforms. The Payments segment comprises our global payments platform consisting of PayPal and Billpoint. The Payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the post-acquisition periods subsequent to our October 3, 2002 acquisition of PayPal. During the three months ended June 30, 2003, we substantially completed our planned wind-down of Billpoint’s operations.

      Direct contribution consists of net revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control or influence, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not have discretionary control or influence, such as site operations costs, product development expenses, and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

      The following tables illustrate the financial performance of our reporting segments (in thousands):

	Three Months Ended June 30,

	2002				2003

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$197,260	$64,309	$4,718	$266,287	$251,159	$156,587	$101,523	$509,269
Direct costs	68,697	29,632	6,149	104,478	94,917	60,621	57,464	213,002

Direct contribution	$128,563	$34,677	$(1,431)	161,809	$156,242	$95,966	$44,059	296,267

Operating expenses and indirect costs of sales				82,368				174,184

Income from operations				79,441				122,083
Interest and other income, net				9,001				10,909
Interest expense				(698)				(37)
Impairment of certain equity investments				—				—

Income before income taxes and minority interests				$87,744				$132,955

	Six Months Ended June 30,

	2002				2003

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$385,028	$116,860	$9,505	$511,393	$493,628	$295,404	$196,729	$985,761
Direct costs	137,850	53,586	11,562	202,998	187,401	111,426	112,332	411,159

Direct contribution	$247,178	$63,274	$(2,057)	308,395	$306,227	$183,978	$84,397	574,602

Operating expenses and indirect costs of sales				158,238				304,375

Income from operations				150,157				270,227
Interest and other income, net				16,388				18,613
Interest expense				(1,383)				(68)
Impairment of certain equity investments				(1,181)				(230)

Income before income taxes and minority interests				$163,981				$288,542

	December 31, 2002				June 30, 2003

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Total assets	$1,858,235	$583,252	$1,682,957	$4,124,444	$2,510,042	$786,395	$1,746,542	$5,042,979

      The following tables illustrate our financial performance by geography (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net revenues:
United States	$201,978	$331,322	$394,533	$650,492
International	64,309	177,947	116,860	335,269

	$266,287	$509,269	$511,393	$985,761

	December 31,	June 30,
	2002	2003

Long-lived assets:
United States	$1,648,753	$1,814,829
International	304,765	333,373

	$1,953,518	$2,148,202

Note 5 — Investments

      At December 31, 2002 and June 30, 2003, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2002

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Municipal bonds and notes	$46,158	$157	$—	$46,315
Corporate securities	—	—	—	—
Government securities	—	—	—	—
Time deposits and other	43,299	152	(76)	43,375

	$89,457	$309	$(76)	$89,690

Long-term investments:
Restricted cash and investments	$133,541	$1,103	$—	$134,644
Municipal bonds and notes	388,535	2,320	—	390,855
Government securities	35,232	281	(291)	35,222
Equity investments	44,150	—	—	44,150

	$601,458	$3,704	$(291)	$604,871

	June, 2003

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Municipal bonds and notes	$27,014	$20	$—	$27,034
Corporate securities	4,169	500	—	4,669
Government securities	172,025	1,119	—	173,144
Time deposits and other	66,517	—	(27)	66,490

	$269,725	$1,639	$(27)	$271,337

Long-term investments:
Restricted cash and investments	$126,990	$79	$—	$127,069
Municipal bonds and notes	539,117	1,484	(98)	540,503
Corporate securities	25,916	—	(23)	25,893
Government securities	60,820	—	(143)	60,675
Equity investments	43,238	—	—	43,238

	$796,081	$1,563	$(266)	$797,378

      The estimated fair value of short and long-term investments classified by date of contractual maturity at June 30, 2003, are as follows (in thousands):

June 30,
2003

One year or less	$271,337
One year through two years	540,503
Two years through three years	60,675
Three years through four years	—
More than four years	25,893
Restricted cash and investments expiring in less than four years	127,069
Equity investments	43,238

$1,068,715

      During the six months ended June 30, 2002 and 2003, we recorded impairment charges totaling $1.2 and $0.2 million, respectively, as a result of the deterioration of the financial condition of certain of our public and private equity investees. These impairment losses were identified as part of our ongoing process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary. No impairment charge was recorded in either of the three months ended June 30, 2002 or 2003.

Note 6 — Property and Equipment

	December 31,	June 30,
	2002	2003

	(In thousands)
Property and equipment, net:
Computer equipment and software	$266,589	$330,986
Land and buildings	31,926	167,355
Aviation equipment	30,473	30,473
Furniture and fixtures	18,916	25,249
Leasehold improvements	19,345	27,795
Vehicles and other	12,540	24,825

	379,789	606,683
Accumulated depreciation and amortization	(161,761)	(203,388)

	$218,028	$403,295

      During the three and six months ended June 30, 2003, we capitalized $12.3 million and $17.0 million, respectively, for major site and other product development efforts including our “V3” platform architecture, seller tools, global billing and payment gateway projects. At December 31, 2002 and June 30, 2003, unamortized capitalized software development costs totaled $21.4 million and $29.1 million, respectively. Total depreciation expense for property and equipment was $17.3 million and $26.5 million for the three months ended June 30, 2002 and 2003, respectively. Total depreciation expense for the six months ended June 30, 2002 and 2003, was $28.8 million and $46.7 million, respectively.

Note 7 — Contingencies

Litigation and Other Legal Matters

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling, but the appeal has not yet been briefed or heard.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. On May 27, 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions. eBay’s motions requested that the judgment be granted in eBay’s favor or, in the alternative, that a new trial be granted. eBay’s motions also asked the court to substantially reduce the damage award or, in the alternative, to grant a new trial on damages. MercExchange’s motions asked the court to treble the damages award, award MercExchange its attorneys’ fees incurred in prosecuting the case, award prejudgment and postjudgment interest, enter a permanent injunction against certain aspects of fixed price sales on eBay, and find eBay to be in contempt of court, among other relief. On August 6, 2003, the court issued its order denying the parties’ respective post-trial motions (except for eBay’s motion that resulted in a reduction in damages by $5.5 million) and entered judgment for MercExchange in the amount of $29.5 million, plus prejudgment and postjudgment interest. See “Note 9 — Subsequent Events” for further information about this matter.

      In September 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction and seeking a permanent injunction and damages. Factual discovery in the case is scheduled to end in August 2003, expert discovery is scheduled to take place from August to October 2003, and trial is scheduled for March 1, 2004. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees, modify its business practices or even be enjoined from conducting a significant part of its business. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      In August 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. In January 2003, the court granted the collective defendants’ motion to transfer the case from the court where it was filed in Marshall, Texas to the Federal District Court for the Southern District of Indiana. We are currently awaiting the judge’s scheduling order in the case. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-022777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. 021227JFAT) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. The parties are currently engaged in class certification discovery. A class certification hearing is scheduled for November 17, 2003. The state court action has been stayed pending developments in the federal actions. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      PayPal completed its exit from the business of processing payments for online gambling merchants in November 2002. Approximately 6% of PayPal’s revenues in 2002 were derived from this business. The loss of these revenues and related profits will adversely affect PayPal’s financial results. As a result of having been in this business, PayPal became subject to two inquiries related to payments made through its service to online gambling merchants. In August 2002, PayPal reached agreement with the Attorney General of the State of New York that it would cease processing payments from its New York members to such merchants and pay the State of New York $200,000 in penalties and disgorged profits and to cover the cost of investigation. In July 2003, PayPal reached agreement with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act that prohibit the transmission of funds that are known to have been derived from a criminal offense or are intended to be used to promote or support unlawful activity. The settlement amount will be included as an adjustment to our purchase price of PayPal and not as a charge against earnings. PayPal also agreed to have its compliance program, designed to ensure PayPal’s compliance with the USA PATRIOT Act and other state and federal laws, supervised by an outside auditing firm. PayPal’s processing of payments for gambling merchants and the settlement agreements it has reached with regard to this conduct could adversely impact PayPal’s ability to obtain or renew money transmitter licenses.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that patent infringement claims involving services we provide, including various aspects of our Payments business, will continue to be made. We have in the past been forced to litigate such claims. We have been notified of several potential disputes and are subject to a lawsuit by Tumbleweed Communications Corporation that is currently ongoing. Tumbleweed’s lawsuit claims infringement of two patents relating to techniques for the delivery of electronic documents to users over the Internet. We believe that Tumbleweed’s lawsuit is without merit and intend to defend ourselves vigorously. We may also become more vulnerable to intellectual property claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm our business.

      While we currently believe that the ultimate resolution of these matters will not have a material adverse impact on our financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the effect becomes reasonably estimable. We are unable to determine what potential losses we may incur if these matters were to have an unfavorable outcome.

Note 8 — Employee Benefit Plans

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the six months ended June 30, 2003, employees purchased 262,338 shares at an average price of $23.99 per share. During the same period in 2002, employees purchased

160,040 shares at an average price of $22.53 per share. At June 30, 2003, approximately 3.3 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan is increased automatically by the number of shares purchased under this plan in the preceding calendar year.

Stock Option Plans

      We have stock option plans for directors, officers and employees, under which we have granted nonqualified and incentive stock options. These stock options generally vest 25% one year from the date of grant (or, in the case of existing employees, 12.5% six months from the date of grant) and vest at a rate of  1/48 per month thereafter and expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately and were subject to repurchase rights held by us that lapsed over the vesting period. At June 30, 2003, 57.0 million shares of common stock were available for future grant in the form of stock options and other stock-based compensation instruments. The following table summarizes activity under our stock option plans for the three and six months ended June 30, 2002 and 2003 (shares in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2003		2002		2003

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	76,964	$25.27	78,240	$29.54	70,192	$23.12	74,355	$26.86
Granted	2,842	27.51	4,073	47.84	15,921	28.98	18,769	41.12
Exercised	(3,334)	11.25	(8,925)	27.96	(8,407)	7.71	(17,928)	25.54
Cancelled	(1,610)	28.53	(1,633)	32.38	(2,844)	28.07	(3,441)	31.38

Outstanding at end of period	74,862	$25.91	71,755	$30.71	74,862	$25.91	71,755	$30.71

Options exercisable at end of period	24,207	$24.55	18,683	$26.54	24,207	$24.55	18,683	$26.54

Weighted average grant date fair value of options granted during period		$15.21		$18.31		$16.23		$17.15

      The following tables summarize information about fixed stock options outstanding at June 30, 2003 (shares in thousands):

				Options Exercisable at
	Options Outstanding at June 30, 2003			June 30, 2003

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.01-$20.04	12,778	7.2 years	$15.14	5,699	$10.70
$20.81-$28.15	12,436	8.5	26.38	2,762	24.64
$28.16-$30.28	12,016	8.6	29.18	2,298	29.21
$30.32-$37.43	12,354	8.0	33.06	3,958	33.13
$37.44-$38.78	12,869	9.2	38.56	1,750	37.85
$38.79-$58.16	9,302	8.9	45.84	2,216	46.16

	71,755	8.4	$30.71	18,683	$26.54

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-Money	18,271	$25.90	52,992	$32.14	71,263	$30.54
Out-of-the-Money	412	55.08	80	55.50	492	55.14

Total options outstanding	18,683	$26.54	53,072	$32.17	71,755	$30.71

      In-the-money options are options with an exercise price lower than the $52.00 (split adjusted) closing price of our common stock on June 30, 2003. Out-of-the-money options are options with an exercise price greater than the $52.00 (split adjusted) closing price of our common stock on June 30, 2003.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2003	2002	2003

Grants during period as percent of outstanding shares	1%	1%	3%	3%
Outstanding grants “in-the-money” as a percent of outstanding shares	10%	11%	10%	11%
Outstanding grants as a percent of outstanding shares	13%	11%	13%	11%
Grants to named officers as a percent of grants during the period*	0%	0%	11%	13%
Grants to named officers as a percent of outstanding shares*	0%	0%	0%	0%
Outstanding grants to named officers as a percent of outstanding grants*	10%	12%	10%	12%
Outstanding grants to named officers as a percent of outstanding shares*	1%	1%	1%	1%

*	Named officers are the chief executive officer and the other four most highly-compensated executive officers during the twelve months ended December 31, 2002.

Note 9 — Subsequent Events

      On July 16, 2003, we completed the acquisition of all of the remaining outstanding common stock of EachNet Inc. (“EachNet”), a Delaware corporation that, in cooperation with local subsidiaries, operates an e-commerce web site in the People’s Republic of China. Under the terms of the transaction, we paid approximately $150 million in cash to acquire the remaining stock of EachNet. The aggregate purchase price will be allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. Although we have not finalized our basis for allocating the purchase price, it is expected that a substantial portion of the purchase price will be accounted for as goodwill.

      On July 24, 2003, our Board of Directors approved a two-for-one split of our shares of common stock to be effected in the form of a stock dividend. As a result of the stock split, our stockholders will receive one additional share of our common stock for each share of common stock held of record on August 4, 2003. The additional shares of our common stock will be distributed on August 28, 2003. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

      On August 6, 2003, the court issued an order resolving post-trial motions in the litigation involving MercExchange LLC, which is described further in “Note 7 — Contingencies.” In that case, MercExchange filed a complaint in September 2001, and a jury verdict was returned on May 27, 2003 relating to alleged patent infringement. The jury verdict awarded $35.0 million in compensatory damages to MercExchange. In the August 6 order, the court reduced the damages award by $5.5 million, finding that the jury’s award improperly double-counted certain damages. The court also denied eBay’s motions for judgment in its favor or, in the alternative, that a new trial be granted. The court denied MercExchange’s motions seeking a permanent injunction, enhanced damages, attorneys’ fees and denied its request for contempt against eBay. The court entered judgment for MercExchange in the amount of $29.5 million, plus prejudgment interest and postjudgment interest in an amount to be determined. We intend to appeal the judgment and

MercExchange has stated publicly that it intends to appeal certain of the court’s rulings. We continue to believe that the verdict against us in the trial court was incorrect and intend to defend ourselves vigorously. While it is not possible to predict the ultimate legal and financial implications of this lawsuit, in light of the court’s judgment, we have reassessed the likelihood of a favorable outcome in accordance with SFAS No. 5, “Accounting for Contingencies.” Based on this reassessment, we have taken an operating charge in the amount of $30.0 million, reflecting the $29.5 million judgment, together with our estimate for prejudgment interest of $0.5 million. The charge and the related estimated tax benefit of $12.1 million are reflected in our operating results for the three and six month periods ended June 30, 2003.

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

Results of Operations

Results of Operations as a Percentage of Net Revenues

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	16.7	19.5	16.8	19.4

Gross profit	83.3	80.5	83.2	80.6

Operating expenses:
Sales and marketing	30.0	26.4	29.9	26.2
Product development	9.1	7.6	9.5	7.4
General and administrative	13.7	13.6	13.5	13.4
Patent litigation expense	—	5.9	—	3.1
Payroll tax on employee stock options	0.2	0.6	0.4	0.7
Amortization of acquired intangible assets	0.4	2.4	0.5	2.4

Total operating expenses	53.4	56.5	53.8	53.2

Income from operations	29.9	24.0	29.4	27.4
Interest and other income, net	3.4	2.1	3.2	1.9
Interest expense	(0.3)	(0.0)	(0.3)	(0.0)
Impairment of certain equity investments	(0.0)	(0.0)	(0.2)	(0.0)

Income before income taxes and minority interests	33.0	26.1	32.1	29.3
Provision for income taxes	(12.5)	(7.8)	(12.3)	(9.0)
Minority interests	(0.1)	(0.3)	0.1	(0.4)

Net income	20.4%	18.0%	19.9%	19.9%

Net Revenues by Type

	Three Months			Six Months
	Ended June 30,			Ended June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percent changes)
Transaction
U.S.	$167,489	$242,385	45%	$324,642	$477,261	47%
International	63,099	155,155	146%	114,823	292,659	155%
Payments	4,719	99,363	2,006%	9,506	192,542	1,925%

	235,307	496,903	111%	448,971	962,462	114%

3rd party advertising
U.S.	15,490	6,848	(56)%	33,696	12,340	(63)%
International	1,210	1,432	18%	2,037	2,745	35%
Payments	—	2,160	—	—	4,187	—

	16,700	10,440	(37)%	35,733	19,272	(46)%

End-to-end services
U.S.	5,091	1,926	(62)%	9,960	4,027	(60)%

	5,091	1,926	(62)%	9,960	4,027	(60)%

Offline net revenues	9,189	—	—	16,729	—	—

	$266,287	$509,269	91%	$511,393	$985,761	93%

Net Revenues by Segment

	Three Months			Six Months
	Ended June 30,			Ended June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percent changes)
U.S.	$197,259	$251,159	27%	$385,027	$493,628	28%
International	64,309	156,587	143%	116,860	295,404	153%
Payments	4,719	101,523	2,051%	9,506	196,729	1,970%

	$266,287	$509,269	91%	$511,393	$985,761	93%

Net Revenues by Geography

	Three Months			Six Months
	Ended June 30,			Ended June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percent changes)
U.S.	$201,978	$331,322	64%	$394,533	$650,492	65%
International	64,309	177,947	177%	116,860	335,269	204%

	$266,287	$509,269	91%	$511,393	$985,761	93%

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located.

Supplemental Operating Data

	Three Months			Six Months
	Ended June 30,			Ended June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In millions, except percent changes)
eBay Platform:
Confirmed registered users	49.7	75.3	51%	49.7	75.3	51%
Active users	21.8	34.1	57%	21.8	34.1	57%
Number of items listed	145.2	225.0	55%	283.2	444.7	57%
Gross merchandise sales	$3,395	$5,635	66%	$6,502	$10,952	68%
PayPal Platform:
Accounts	—	31.1	—	—	31.1	—
Number of payments	—	53.7	—	—	104.2	—
Total payment volume	—	$2,843	—	—	$5,471	—

      Our net revenues result from fees associated with our transaction, third-party advertising and end-to-end services in our U.S., International and Payments segments. Transaction net revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from third-party advertising are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. End-to-end services net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users. Offline services net revenues were derived from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication. We divested our offline subsidiaries during the third and fourth quarters of 2002.

      The growth in net revenues during the second quarter and the first six months of 2003, compared to the same periods in the prior year, for our eBay transaction business was primarily the result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity and gross merchandise sales. Growth in Payments segment net revenues during these same periods was primarily the result of increased total payment volumes processed by PayPal, which was acquired in October 2002.

      The number of confirmed registered users increased 51% in both the second quarter and first six months of 2003, compared to the same periods of the prior year. At June 30, 2003, the number of confirmed registered users totaled 75.3 million.

      The number of active users on the eBay platform (which excludes PayPal and Internet Auction, our majority-owned South Korean subsidiary) increased 57% in both the second quarter and first six months of 2003, compared to the same periods of the prior year. Active users, the number of users on the eBay platform who bid, bought or listed over the trailing twelve months, increased to 34.1 million at June 30, 2003.

      Gross merchandise sales increased 66% and 68% during the second quarter and first six months of 2003, respectively, compared to the same periods of the prior year. eBay transaction net revenues as a percentage of gross merchandise sales was 7.1% and 7.0% during the second quarter and first six months of 2003, respectively, compared to 6.8% and 6.8% during the same periods of the prior year. eBay platform transaction gross merchandise sales per active user was $165 and $321 during the second quarter and first six months of 2003, respectively, compared to $156 and $298 during the same periods of the prior year.

      Total payment volumes processed by PayPal totaled $2.8 billion and $5.5 billion during the second quarter and first six months of 2003, respectively.

Net Revenues from U.S. and International Segments

Transaction Net Revenues

      U.S. segment transaction net revenues increased 45% during the second quarter of 2003 compared to the same period in the prior year and 47% during the first six months of 2003, compared to the same period in the prior year. International segment transaction net revenues increased 146% and 155% during the same periods, respectively. The growth in U.S. and International segment transaction net revenues during these periods was primarily the result of increased auction transaction activity, reflected in the growth in the number of our registered users, listings and gross merchandise sales.

      We experienced transaction net revenues growth across almost all categories in our U.S. segment during the second quarter and first six months of 2003, compared to the same periods in the prior year, with computers, motors, consumer electronics, clothing and accessories, and collectibles categories making the most significant impact. The motors category continued to exhibit double-digit sequential growth during the second quarter of 2003 compared to the first quarter of 2003 and continued to experience strong demand, as measured in terms of unique visitors to eBay Motors and bids per listing. However, the year-over-year growth rate for net transaction revenues and listings during the second quarter of 2003 was lower than our historical trends.

      We also experienced transaction net revenues growth in our International segment during the second quarter and first six months of 2003, compared to the same periods in the prior year. This growth is primarily the result of strong performances in Germany, the United Kingdom, South Korea and Canada. Additionally, the relative strength of foreign currencies, primarily the Euro, against the U.S. dollar resulted in increased net revenues of approximately $23.2 million and $40.4 million during the second quarter and first six months of 2003, respectively, when compared to the weighted-average foreign currency exchange rates used in the preparation of our financial statements in the same periods of the prior year. International segment transaction net revenue was 31% and 30% of total transaction net revenues during the second quarter and first six months of 2003, respectively. We expect that international segment transaction net revenues will continue to grow in significance to our business as we develop and deploy our global marketplace. On July 1, 2003 eBay began collecting VAT on the fees we charge sellers in the European Union, or EU. We continue to work with the relevant tax authorities to clarify our obligations under these new regulations. There have been and will continue to be substantial ongoing costs associated with complying with the VAT rules throughout the EU, and the increased costs to our European users may reduce their activity on our websites and could adversely affect our international transaction net revenues.

Third-party Advertising Net Revenues

      U.S. third-party advertising net revenues decreased in absolute dollars and as a percentage of total U.S. segment net revenues from $15.5 million during the second quarter of 2002, representing 8% of U.S. segment net revenues, to $6.8 million during the second quarter of 2003, representing 3% of U.S. segment net revenues. U.S. third-party advertising net revenues decreased in absolute dollars and as a percentage of total U.S. segment net revenues from $33.7 million during the first six months of 2002, representing 9% of U.S. segment net revenues, to $12.3 million during the first six months of 2003, representing 2% of U.S. segment net revenues. Barter net revenues included in third-party advertising net revenues during the second quarter and first six months of 2003, totaled $3.1 million and $5.6 million, respectively. Net revenues from U.S. segment third-party advertising decreased primarily as a result of a general deterioration in the online advertising market. International segment third-party advertising net revenues decreased as a percentage of total International segment net revenues from 2% during the second quarter and first six months of 2002 to 1% during the same periods of 2003. We continue to view our business as primarily transaction driven and we expect third-party advertising net revenues in future periods to continue to decrease as a percentage of total net revenues and possibly in absolute dollars. Additionally, our advertising sales representative agreement with AOL Time Warner, Inc. terminated on March 31, 2003. Our third-party advertising net revenues in future periods will be dependent on the efforts of our existing internal sales staff.

End-to-End Services Net Revenues

      U.S. segment end-to-end services net revenues decreased in absolute dollars and as a percentage of total U.S. segment net revenues from $5.1 million during the second quarter of 2002, representing 3% of U.S. segment net revenues to $1.9 million in the same period of 2003, representing less than 1% of U.S. segment net revenues. U.S. segment end-to-end services net revenues decreased in absolute dollars and as a percentage of total U.S. segment net revenues from $10.0 million in the first six months of 2002, representing 3% of U.S. segment net revenues to $4.0 million in the same period of 2003, representing less than 1% of U.S. segment net revenues. As end-to-end services are largely dependent upon contractual terms and our users’ adoption of third-party products and services, we expect end-to-end services net revenues in future periods to fluctuate from period to period. In general, however, as we continue to view our business as primarily transaction driven, we expect these revenues to decrease as a percentage of total net revenues and possibly in absolute dollars.

Offline Net Revenues

      Offline net revenues totaled $9.2 million and $16.7 million during the second quarter and first six months of 2002, respectively, representing 5% of total U.S. segment net revenues in the second quarter of 2002 and 4% in the first six months of 2002. We divested our Butterfields and Kruse subsidiaries in the third and fourth quarters of 2002, respectively, and accordingly did not earn offline net revenues in 2003. Additionally, we do not expect to earn offline net revenues in the foreseeable future.

Net Revenues from Payments Segment

      Net revenues from the Payments segment were generated from eBay’s Billpoint operations in the second quarter and first six months of 2002, and primarily from PayPal’s operations for the same periods in 2003. Payments segment net revenues increased from $4.7 million during the second quarter of 2002 to $101.5 during the second quarter of 2003, and increased from $9.5 million during the first six months of 2002 to $196.7 million during the first six months of 2003, reflecting the acquisition of PayPal in October 2002. PayPal contributed approximately 20% of our total net revenues for both the second quarter and first six months of 2003.

     Transaction Net Revenues

      In the second quarter and first six months of 2003, PayPal recorded transaction net revenues of $99.4 million and $191.6 million, respectively, representing 98% of total payments segment net revenues for both of these periods. The growth in Payments segment net revenues during these same periods is primarily the result of increased total payment volumes processed by PayPal. Total payment volumes processed by PayPal totaled $2.8 billion and $5.5 billion during the second quarter and first six months of 2003, respectively. Payments transaction net revenues as a percentage of total payment volume was 3.5% during both the second quarter and first six months of 2003. In addition, the growth in Payments transaction net revenues was also positively affected by PayPal’s continued penetration of eBay transactions in the U.S. and United Kingdom, growth in the off-eBay business and cross-border international payment transactions.

Third-party Advertising Net Revenues

      Payments segment net revenues from third-party advertising increased in absolute dollars and as a percentage of total Payments segment net revenues from zero in the second quarter and first six months of 2002 to $2.2 million and $4.2 million in the second quarter and first six months of 2003. The growth is due to the addition of third-party advertising net revenues from PayPal. We continue to view our business as primarily transaction driven, and we expect Payments segment third-party advertising net revenues in future periods to decrease as a percentage of total net revenues and possibly in absolute dollars.

Cost of Net Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Cost of net revenues	$44,561	$99,150	123%	$85,838	$191,248	123%
As a percentage of net revenues	17%	19%		17%	19%

      Cost of net revenues consists primarily of costs associated with customer support, site operations and payment processing. Significant cost components include payment processing fees, employee compensation and facilities costs for customer support and site operations, Internet connectivity charges, depreciation of site equipment, amortization of required capitalization of major site and other product development costs, and corporate overhead allocations.

      Cost of net revenues increased in absolute dollars and as a percentage of net revenues during the second quarter and first six months of 2003, compared to the same periods in the prior year. The increase in absolute dollars was due to payment processing costs resulting from our acquisition of PayPal, an increase in the volume of transactions on the eBay websites, and continued development and expansion of our customer support and site operations infrastructure. The increase as a percentage of net revenue was primarily due to our acquisition of PayPal, which is a lower margin business, and was partially offset by margin improvements in our U.S. and International segments. Payment processing costs increased $37.5 million and $74.0 million during the second quarter and first six months of 2003, respectively. This increase was driven by the growth of credit card interchange fees, and other bank and processing charges associated with the total payment volume processed by our Payments segment. Aggregate customer support and site operations costs increased $6.6 million and $12.9 million during the second quarter and first six months of 2003, respectively. Depreciation, facilities and equipment maintenance costs increased $11.4 million and $19.8 million during the same periods. Costs of net revenues are expected to increase in absolute dollars, and to remain generally comparable as a percentage of net revenues for the remainder of 2003.

Operating Expenses

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Sales and marketing	$79,804	$134,616	69%	$152,908	$258,376	69%
As a percentage of net revenues	30%	26%		30%	26%

      Sales and marketing expenses consist primarily of employee compensation for our category development and marketing staff, advertising, tradeshow and other promotional costs, certain trust and safety programs and certain corporate overhead allocations.

      Sales and marketing expenses increased in absolute dollars during the second quarter and first six months of 2003, compared to the same periods in the prior year. However, sales and marketing expenses as a percentage of total net revenues declined. Growth in advertising and marketing costs as well as employee-related costs drove the increases in absolute dollars. Combined advertising and marketing costs increased $42.0 million and $83.5 during the second quarter and first six months of 2003, respectively. The remainder of the increases were primarily the result of increased employee-related costs. The marketing programs were directed towards a national television advertising campaign and several category-focused print and on-line advertising campaigns as well as our “eBay Live” event that was held in June 2003. Sales and marketing expenses are expected to increase in absolute dollars, and to remain generally comparable as a percentage of net revenues for the remainder of 2003.

Product Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Product development	$24,346	$38,819	59%	$48,653	$73,151	50%
As a percentage of net revenues	9%	8%		10%	7%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and certain corporate overhead allocations. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our “V3” platform architecture, global billing, seller tools and payment gateway projects. These capitalized costs totaled $4.9 million and $12.3 million in the second quarter of 2002 and 2003, respectively, and will be reflected as a cost of net revenues when amortized in future periods. During the first six months of 2002 and 2003, capitalized costs for major site and other product development efforts totaled $7.7 million and $17.0 million, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      Product development expenses increased in absolute dollars during the second quarter and first six months of 2003, compared to the same periods in the prior year. However, product development expenses as a percentage of net revenues declined. The increase in absolute dollars was primarily the result of headcount increases associated with the acquisition of PayPal in October 2002, as well as the hiring of new employees for various platform development initiatives at both eBay and PayPal. These increases were partially offset by the amounts capitalized in connection with major site and other product development efforts during the second quarter and first six months of 2003. Product development expenses are expected to increase in absolute dollars for the remainder of 2003, as we develop new site features and functionality and continue to improve and expand operations across all our segments. We expect product development expenses to remain generally comparable as a percentage of net revenues for the remainder of 2003. In addition, we estimate that the capitalization of major site and other product development costs will approximate $20 million through the remainder of 2003.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
General and administrative	$36,596	$69,476	90%	$69,089	$132,476	92%
As a percentage of net revenues	14%	14%		14%	13%

      General and administrative expenses consist primarily of employee compensation, provision for doubtful accounts, provisions for transaction losses associated with our Payments segment, insurance, fees for external professional advisors and corporate overhead allocations.

      General and administrative expenses increased in absolute dollars during the second quarter and first six months of 2003, compared to the same periods in the prior year. However, general and administrative expenses as a percentage of net revenues were constant during the second quarter and declined during the first six months. The increase in absolute dollars was due primarily to employee related costs and payment transaction loss expenses resulting from our acquisition of PayPal. Employee-related costs increased $23.6 million and $46.3 million during the second quarter and first six months of 2003, respectively. The increases in employee-related costs resulted from the addition of PayPal employees in various trust and safety functions as well as continued headcount growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations and the integration of acquired businesses. PayPal’s payment transaction loss expenses contributed $9.1 million and $18.1 million during the second quarter and first six months of 2003, respectively. We expect general and administrative expenses to increase in absolute dollars for the remainder of 2003, as we continue to invest in the infrastructure that is necessary to support our business, primarily in our International and Payments segments. Additionally, we expect general and administrative expenses to remain generally comparable as a percentage of net revenues for the remainder of 2003.

Patent Litigation Expense

	Three Months			Six Months Ended
	Ended June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

Patent litigation expense	—	29,965	N/A	—	29,965	N/A
As a percentage of net revenues	—	6%		—	3%

      Patent litigation expense for the three and six months ended June 30, 2003 relates to the accrual of an August 6, 2003 court judgment relating to the MercExchange patent infringement lawsuit. See “Subsequent Events” commencing on page 31.

Payroll tax on Employee Stock Options

	Three Months			Six Months Ended
	Ended June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Payroll tax on employee stock options	$431	$3,184	639%	$2,110	$6,474	207%
As a percentage of net revenues	0%	1%		0%	1%

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

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Amortization of acquired intangible assets	$1,108	$11,976	981%	$2,638	$23,844	804%
As a percentage of net revenues	0%	2%		1%	2%

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

      Intangible assets consist of purchased customer lists, developed technologies, trade names, patents and other intangible assets. Intangible assets, excluding goodwill, are being amortized using the straight-line method over estimated useful lives ranging from two to seven years. We believe the straight-line method of amortization best represents the distribution of economic value of the identified intangible assets.

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

      Amortization of acquired intangible assets increased in absolute dollars during the second quarter and first six months of 2003, compared to the same periods in the prior year, primarily as a result of the amortization of acquired intangible assets related to our acquisition of PayPal. Without taking into account the impact of potential future acquisitions, other than our July 16, 2003 acquisition of the remaining interest in EachNet Inc., we expect amortization from acquired intangible assets to increase in absolute dollars but to decrease as a percentage of revenues for the remainder of 2003. See “Note 9 — Subsequent Events.”

Non-Operating Items

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Interest and other income, net	$9,001	$10,909	21%	$16,388	$18,613	14%
As a percentage of net revenues	3%	2%		3%	2%

      Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

      Our interest and other income, net increased in absolute dollars during the second quarter and first six months of 2003, compared to the same periods in the prior year. The increases were primarily a result of increased investment income on a larger aggregate balance of cash, cash equivalents, and investments partially offset by a decline in the weighted-average interest rate of our portfolio. Our weighted average interest rate was approximately 3.1% and 3.1% in the second quarter and first six months of 2002, respectively, compared to 1.7% and 1.8% in the same periods of 2003. We expect that interest and other income, net, will increase in absolute dollars for the remainder of 2003, as our cash, cash equivalents, and investments balances continue to grow. These increases expected for the remainder of 2003, will be partially offset by an expected increase in EachNet’s net losses recognized during the period from July 1, 2003 through July 16, 2003, our acquisition date. The increase in EachNet’s net losses during this pre-acquisition period are primarily the result of acquisition advisory fees and other deal-related costs. See “Note 9 — Subsequent Events.”

Interest Expense

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Interest expense	$698	$37	(95)%	$1,383	$68	(95)%
As a percentage of net revenues	0%	0%		0%	0%

      Interest expense consists of interest charges on mortgage notes and capital leases. Interest expense decreased during the second quarter and first six months of 2003, compared to the same periods in the prior year as a result of a reduction in outstanding mortgage notes balances in connection with the sale of certain real property in 2002 and lower interest rates.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which requires us to include our San Jose facilities lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our balance sheet subsequent to July 1, 2003, will reflect additions for office properties totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement subsequent to July 1, 2003, will reflect the reclassification of our San Jose facilities lease payments from operating expense to interest expense. As a result of the adoption of FIN 46 on July 1, 2003, we expect that interest expense will increase in absolute dollars and as a percentage of revenues for the remainder of 2003.

Impairment of Certain Equity Investments

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Impairment of certain equity investments	$0	$0	0%	$1,181	$230	(81)%
As a percentage of net revenues	0%	0%		0%	0%
Effective tax rate	38%	32%		38%	32%

      During the second quarter of 2002 and 2003, no investment impairment charges were recorded. During the first six months of 2002 and 2003, we recorded impairment charges totaling $1.2 million and $230,000, respectively, as a result of the deterioration of the financial condition of certain of our private and public equity investees. These impairment losses were identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Provision for income taxes	$33,286	$39,543	19%	$62,697	$88,561	41%
As a percentage of net revenues	13%	8%		12%	9%

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

      The lower effective tax rate for the second quarter and first six months of 2003, compared to the same periods in the prior year, reflects the increasing profit contribution from our international operations.

      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have provided a full valuation allowance on the deferred tax assets relating to these stock option deductions due to the uncertainties associated with our future stock price and the timing of employee stock option exercises. To the extent that additional stock option deductions are not generated in future years, we will have the ability, subject to carryforward limitations, to utilize up to $192 million of additional deferred tax assets to reduce future income tax liabilities. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Minority Interests

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Minority interests	$(150)	$(1,544)	929%	$608	$(3,922)	745%
As a percentage of net revenues	0%	0%		0%	0%

      Minority interests represents the minority investor’s percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements.

      Third parties hold minority interests in Internet Auction, our majority-owned South Korean subsidiary. The significant change in minority interests from the second quarter and first six months of 2003, compared to the same periods in the prior year, primarily resulted from the increased profitability of Internet Auction in the second quarter and first six months of 2003. We expect that minority interests will continue to fluctuate in future periods. If Internet Auction continues to be profitable, the minority interests adjustment on the statement of income will continue to decrease our net income by the minority investor’s share of Internet Auction’s net income.

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

      A significant portion of our international net revenues, operating expenses and net income are denominated in Euros. During the second quarter and first six months of 2003, the U.S. dollar weakened against the Euro. Our weighted-average translation rate used to convert Euro denominated transactions into U.S. dollar equivalents, decreased by approximately 26% and 18%, during the second quarter and first six months of 2003, respectively, compared to the same periods in 2002. These weighted-average translation rate changes for the Euro, combined with translation rate changes in our other foreign currencies, resulted in increased net revenues of approximately $23.2 million and $40.4 million for the second quarter and first six months of 2003, respectively, as well as increased operating expenses of approximately $11.2 million and $18.8 million, respectively, during the same periods.

      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income.

Employees

      As of June 30, 2003, eBay Inc. and its consolidated subsidiaries employed approximately 5,300 persons, of whom approximately 4,100 were in the United States. Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and our continuing ability to find and retain highly qualified technical and managerial personnel.

Liquidity and Capital Resources

Cash Flows

      Since inception, we have financed operations primarily from net cash generated from operating activities. In addition, we have obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options and proceeds from our initial and follow-on public offerings. During the six months ended June 30, 2003, we were primarily financed by proceeds of stock option exercises and from our income from operations.

      Net cash provided by operating activities was $185.1 million in the first six months of 2002 and $398.7 million in the same period of 2003. Net cash provided by operating activities resulted primarily from our net income, tax benefits from employee stock options and non-cash charges for depreciation and amortization. Such amounts were partially offset by changes in assets and liabilities.

      Net cash used in investing activities was $167.4 million in the first six months of 2002 and $607.5 million in the same period of 2003. The primary use for invested cash in the periods presented was for net investments, purchases of property and equipment, and acquisitions. Capital expenditures increased in the first six months of 2003, compared to the same period of the prior year, primarily as a result of our purchase of new facilities in San Jose, California for $125.1 million.

      Net cash provided by financing activities was $65.0 million in the first six months of 2002 and $472.2 million in the same period of 2003. Net cash provided by financing activities was primarily due to the issuance of common stock associated with stock option exercises.

      We expect capital expenditures to approximate $156 million for the remainder of 2003, without taking into account any acquisitions. We estimate that the capitalization of major site and other product development costs will approximate $20 million through the remainder of 2003. The remaining balance will be used primarily for the purchase of computer hardware and software of approximately $104 million, and furniture and fixtures, leasehold improvements and other corporate assets of approximately $32 million.

Indemnification Agreements

      In November 2002, the FASB issued FASB Interpretation No. 45 or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of the guarantee. In June 2003, the FASB issued guidance clarifying certain provisions within FIN 45. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of FIN 45.

      During the ordinary course of business, in certain limited circumstances, we have included indemnification provisions within certain of our contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our services. To date, we have not incurred any costs in connection with such indemnification clauses.

Leases

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which requires us to include our San Jose facilities lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our balance sheet subsequent to July 1, 2003, will reflect additions for office properties totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement subsequent to July 1, 2003, will reflect the reclassification of our San Jose facilities lease payments from operating expense to interest expense, a $5.6 million after-tax charge for cumulative depreciation for periods from lease inception through July 1, 2003, and incremental annual depreciation expense of $1.7 million, net of tax, for periods subsequent to July 1, 2003.

Subsequent Events

      On July 16, 2003, we completed the acquisition of all of the remaining outstanding common stock of EachNet Inc., (“EachNet”), a Delaware corporation that, in cooperation with local subsidiaries, operates an e-commerce web site in the People’s Republic of China. In accordance with the terms of the transaction, we paid approximately $150 million in cash to acquire the remaining stock of EachNet. The aggregate purchase price will be allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. Although we have not finalized our basis for allocating the purchase price, it is expected that a substantial portion of the purchase price will be accounted for as goodwill.

      On July 24, 2003, our Board of Directors approved a two-for-one split of our shares of common stock to be effected in the form of a stock dividend. As a result of the stock split, our stockholders will receive one additional share of our common stock for each share of common stock held of record on August 4, 2003. The additional shares of our common stock will be distributed on August 28, 2003. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. On May 27, 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions. On August 6, 2003, the court issued its order resolving the post-trial motions. The court reduced the damages award by $5.5 million, finding that the jury’s award improperly double-counted certain damages. The court also denied eBay’s motions for judgment in its favor or, in the alternative, that a new trial be granted. The court denied MercExchange’s post-trial motions seeking a permanent injunction, attorneys’ fees and enhanced damages and denied its request for contempt against eBay. The court entered judgment for MercExchange in the amount of $29.5 million, plus prejudgment interest and postjudgment interest in an amount to be determined. We intend to appeal the judgment and MercExchange has stated publicly that it intends to appeal certain of the court’s rulings. We continue to believe that the verdict against us in the trial court was incorrect and intend to defend ourselves vigorously. While it is not possible to predict the ultimate legal and financial implications of this lawsuit, in light of the court’s judgment, we have reassessed the likelihood of a favorable outcome in accordance with SFAS No. 5, “Accounting for Contingencies.” Based on this reassessment, we have taken an operating charge in the amount $30.0 million, reflecting the $29.5 million judgment together with our estimate for prejudgment interest of $0.5 million. The charge and the related estimated tax benefit of $12.1 million are reflected in our operating results for the three and six month periods ended June 30, 2003.

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

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users and to encourage existing users to list items for sale, purchase items through our service or use our payment services;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	foreign, federal, state or local government regulation, including investigations prompted by items listed, sold or paid for by our users;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as the credit card associations;

•	the success of our geographical and product expansion;

•	the introduction of new sites, services and products by us or our competitors;

•	volume, size, timing and completion rate of transactions on our websites;

•	consumer confidence in the safety and security of transactions on our websites;

•	the costs and results of litigation that involves us;

•	our ability to upgrade and develop our systems, infrastructure and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner;

•	our ability to integrate successfully and cost effectively manage our acquisitions, including the acquisitions of PayPal and, most recently, EachNet;

•	our ability to manage transaction loss and credit card charge back rates and the payment funding mix at PayPal;

•	our ability to expand our PayPal product offerings internationally and to other online merchants;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties (such as photo hosting);

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in our online businesses;

•	our ability to expand our product offerings involving fixed-price trading;

•	the results of regulatory decisions that affect us;

•	the actions of our competitors;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our technology suppliers and other parties with which we have commercial relations;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, for the trading of products such as those listed on our websites;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war or terrorist actions.

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

We may not maintain our level of profitability.

      We believe that our continued profitability at historical levels will depend in large part on our ability to do the following:

•	attract new users and keep existing users active on our websites;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, transaction and chargeback rates and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	increase the awareness of our brands; and

•	provide our customers with superior community, customer support and trading experiences.

      We are investing heavily in marketing and promotion, customer support, further development of our websites, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. The existence of several larger and more established companies that are enabling online sales as well as other companies, some of whom do not charge for transactions on their sites and others who are facilitating trading through varied pricing formats (e.g., fixed-price, reverse auction, group buying), may limit our ability to raise user fees in response to declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance.

Our business is adversely affected by anything that causes our users to spend less time on their computers, including seasonal factors and national events.

      Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war or terrorist activity. Similarly, our results of operations historically have been seasonal in nature because many of our users reduce their activities on our websites during the holidays, such as the Thanksgiving (in the U.S.) and Christmas periods, and with the onset of good weather during the summer months. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, except that its strongest quarter of online growth has historically been the fourth fiscal quarter. As our websites gain more acceptance by a broader base of mainstream users, and as the size of our European operations grows relative to our other operations, we expect these patterns of seasonality to become more pronounced.

There are many risks associated with our international operations.

      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada and Korea, has also become critical to our revenues and profits. Expansion into international markets, such as our recent entry into the People’s Republic of China, requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In many countries, we compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit the listing of certain categories of goods, may require special licensure, or may limit the transfer of information between our foreign subsidiaries and ourselves;

•	legal uncertainty regarding liability for the listings of our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	more stringent consumer and data protection laws;

•	cultural ambivalence to, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors;

•	profit repatriation restrictions, foreign currency exchange restrictions and exchange rate fluctuations;

•	changes in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

      Some of these factors may cause our international costs to exceed our domestic costs of doing business. To the extent we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under “We are exposed to fluctuations in currency exchange rates,” below.

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

Our investment in EachNet is subject to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.

      In July 2003, we completed a transaction in which we paid approximately $150 million in cash to acquire the remaining outstanding stock of EachNet Inc. EachNet is a Delaware corporation and a foreign person under the law of the People’s Republic of China, or PRC, and is subject to many of the risks of doing business internationally described above under “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services, and have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet companies, including EachNet. In order to meet local ownership and regulatory licensing requirements, the EachNet website is operated through a foreign-owned enterprise indirectly owned by EachNet Inc., which acts in cooperation with a local PRC company owned by certain EachNet employees. We believe EachNet’s current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. There are also uncertainties regarding EachNet’s ability to enforce contractual relationships it has entered into with respect to management and control of the company’s business. If EachNet were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, revocation of its business and Internet content provider licenses, or it could be forced to discontinue its business entirely.

We are exposed to fluctuations in currency exchange rates.

      Net revenues outside the United States accounted for approximately 26% of our net revenues in the year ended December 31, 2002 and 36% of our net revenues in the six months ended June 30, 2003. Because a significant and growing portion of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. The results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. In addition, in connection with its multi-currency service, PayPal fixes exchange rates twice per day, and thus may face financial exposure if exchange rates move rapidly or if the rate is set incorrectly. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, our European revenues and profits will be reduced as the result of these translation adjustments.

Our business may be subject to sales and other taxes.

      We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or any foreign country may seek to impose value-added taxes, or VAT, or sales or use tax collection or record-keeping obligations on companies such as ours that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an auctioneer or the agent of our sellers. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years, which has been extended through November 1, 2003. This moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. On July 1, 2003 eBay began collecting VAT on the fees we charge sellers in the European Union, or EU. We continue to work with the relevant tax authorities to clarify our obligations under these new regulations. There have been and will continue to be substantial ongoing costs associated with complying with the VAT rules throughout the EU, and the increased costs to our European users may reduce their activity on our websites and could adversely affect our international transaction net revenues. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

PayPal is subject to unique risks that could harm our business.

PayPal faces significant risks of loss due to fraud and disputes between senders and recipients. If PayPal is unable to deal effectively with fraudulent transactions, PayPal’s losses from fraud would increase, and its business would be harmed.

      PayPal faces significant risks of loss due to fraud and disputes between senders and recipients, including:

•	merchant fraud and other disputes over the quality of goods and services;

•	unauthorized use of credit card and bank account information and identity theft;

•	the need to provide effective customer support to process disputes between senders and recipients;

•	potential breaches of system security;

•	potential employee fraud; and

•	use of PayPal’s system by customers to make or accept payment for illegal or improper purposes.

      For the year ended December 31, 2002 and the six months ended June 30, 2003, PayPal’s provision for transaction losses totaled $28.8 million and $18.1 million, respectively, representing 0.41% and 0.33% of PayPal’s total payment volume.

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

      PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant’s description or that the customer did not authorize the purchase. PayPal also incurs losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. PayPal’s liability for such items could have a material adverse effect on its business, and if they become excessive, could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal has been assessed substantial fines in the past, and excessive chargebacks may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures may not be effective. If these measures do not succeed, our business will suffer.

      In addition, some card issuers have treated purchases made through PayPal as the purchase of a money transfer service rather than the purchase of goods and services, which results in reduced chargeback rights for the consumer if the consumer does not receive the goods or receives unsatisfactory goods. PayPal could be required to provide consumers full chargeback rights in such cases, which may result in increased losses from merchant fraud and disputes over the quality of goods and services.

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

PayPal’s processes to reduce fraud losses depend in part on its ability to restrict the withdrawal of customer funds while it investigates suspicious transactions. PayPal has been and could be sued by plaintiffs and has received inquiries from governmental entities regarding its account restriction practices. If the results of these lawsuits or inquiries are adverse to PayPal, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial damages.

      As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or their account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal is subject to several purported class action lawsuits challenging its procedures and disclosures with respect to suspicious accounts, and alleging that those procedures and disclosures violate federal and state law on consumer protection and unfair business practice and are inconsistent with PayPal’s user agreement. In addition, many customers who are subject to such restrictions complain to regulatory agencies. As a result of customer complaints, PayPal has also received inquiries regarding its restriction practices from the Federal Trade Commission and the attorneys general of a number of states. If PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. If PayPal loses the litigation described above or becomes subject to an enforcement action, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial damages or fines. Even if PayPal is able to defend itself successfully, the litigation or enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program.

Any failure to provide effective customer support could result in the loss of customers and inability to attract new customers, which would harm PayPal’s business.

      Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer service, and must resolve certain customer contacts within shorter time frames. PayPal has received negative publicity with respect to its customer service and is the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve promptly certain account restrictions. If PayPal is unable to provide quality customer support operations in a cost-effective manner, its users may have negative experiences, PayPal may receive additional negative publicity and its ability to attract new customers may be damaged. Current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in eBay as a whole.

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

      PayPal completed its exit from the business of processing payments for online gambling merchants in November 2002. Approximately 6% of PayPal’s revenues in 2002 were derived from this business. The loss of these revenues and related profits will adversely affect PayPal’s financial results. As a result of having been in this business, PayPal became subject to two inquiries related to payments made through its service to online gambling merchants. In August 2002, PayPal reached agreement with the Attorney General of the State of New York that it would cease processing payments from its New York members to such merchants and pay the State of New York $200,000 in penalties and disgorged profits and to cover the cost of investigation. In July 2003, PayPal reached agreement with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act that prohibit the transmission of funds that are known to have been derived from a criminal offense or are intended to be used to promote or support unlawful activity. PayPal also agreed to have its compliance program, designed to ensure PayPal’s compliance with the USA PATRIOT Act and other state and federal laws, supervised by an outside auditing firm. PayPal’s processing of payments for gambling merchants and the settlement agreements it has reached with regard to this conduct could adversely impact PayPal’s ability to obtain or renew money transmitter licenses in jurisdictions where it requires such licenses to operate, which would materially harm our business.

PayPal’s payment system might be used for illegal or improper purposes, which could expose it to additional liability and harm its business.

      Despite measures PayPal has taken to detect and prevent identity theft, unauthorized uses of credit cards and similar misconduct, its payment system remains susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, these measures may not succeed. As illustrated by the recent settlement with the U.S. Attorney for the Eastern District of Missouri, the processing of these payments could expose PayPal to liability and result in additional restrictions on PayPal’s future operations. In addition, future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it takes to verify the identity of customers and to monitor more closely international transactions. PayPal’s business could suffer if customers use its system for illegal or improper purposes, or if usage of its system is reduced because of increased verification requirements.

Changes to card association rules or practices could negatively affect PayPal’s service and, if it does not comply with the rules, could result in a termination of PayPal’s ability to accept credit cards. If PayPal is unable to accept credit cards, our business would suffer.

      Because PayPal is not a bank, it cannot belong to and directly access the Visa and MasterCard credit card associations. As a result, PayPal must rely on banks or payment processors to process transactions. PayPal is required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of processing payments for PayPal. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with PayPal. Visa, MasterCard, American Express or Discover could adopt new operating rules or re-interpret existing rules that PayPal and/or its processors might find difficult or even impossible to implement. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

      In 2002, both Visa and MasterCard adopted new operating rules for third party Internet payment services like PayPal. In order to comply with the associations’ new rules, significant changes to existing business processes must be made by both PayPal and its credit card processor. Throughout the first six months of 2003, both PayPal and its payment processor have been working aggressively on changes with respect to processes for transactions involving international customers to comply with the initial June 30, 2003 and September 30, 2003 deadlines imposed by MasterCard. The complexity of the implementation changes required by both PayPal and its payment processor necessitated a formal request by our payment processor to MasterCard for an extension to the compliance deadlines. PayPal and its payment processor anticipate that an extension will be granted by MasterCard. If the extension is not granted, PayPal could be subject to fines, the amount of which is within MasterCard’s discretion. If the extension is not granted, PayPal could be subject to fines, the amount of which is within MasterCard’s discretion. PayPal also could be subject to fines from MasterCard and Visa if it fails to register and conduct additional monitoring with respect to the activities of merchants that are considered “high risk,” primarily merchants that sell digital content or digital information services.

If PayPal were found to be subject to or in violation of any laws or regulations governing banking, it could be subject to liability and forced to change its business practices.

      PayPal believes that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate banks, bank holding companies or other types of providers of electronic commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned below. However, one or more states may conclude that, under its or their statutes, PayPal is engaged in an unauthorized banking business. PayPal received written communications from regulatory authorities in New York and Louisiana in early 2002 expressing the view that its service as it formerly operated constituted an unauthorized banking business, and from authorities in California and Idaho in 2001 that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns and received a conclusion in 2002 from the New York Banking Department that its current business model does not constitute illegal banking. PayPal also has obtained licenses to operate as a money transmitter in California, Louisiana and Idaho. However, we cannot assure you that the steps PayPal has taken to address state regulatory concerns will be effective in all states. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, in which case our business would further suffer.

If PayPal were found to be subject to or in violation of any laws or regulations governing money transmitters, it could be subject to liability and forced to change its business practices.

      A number of states have enacted legislation regulating money transmitters and PayPal has applied for licenses under this legislation in 28 jurisdictions. To date, PayPal has obtained licenses in 22 states and the District of Columbia. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability or forced to cease doing business with residents of certain states or to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, in which case our business would further suffer. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.

If PayPal were to be found subject to or in violation of any laws or regulations governing electronic fund transfers, it could be subject to liability and forced to change its business practices.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Additionally, pending legislation at the state and federal levels may restrict further PayPal’s information gathering and disclosure practices. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction. During the year ended December 31, 2002 and the six months ended June 30, 2003, PayPal processed approximately 348,000 and 580,000 transactions per day, respectively, and any violations could expose PayPal to significant liability.

PayPal is subject to laws and regulations on money laundering and reporting of suspicious activities that could have a material adverse impact on its business and could subject it to civil and criminal liability.

      PayPal is subject to money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. These laws and regulations require PayPal to operate an anti-money laundering program that contains at least the following elements: written policies and procedures (including those relating to customer identification), training for employees, designation of a compliance officer, and regular independent review of the program. PayPal has adopted a program to comply with these regulations, but any errors or failure to implement the program properly could lead to lawsuits, administrative action, fines and/or prosecution by the government. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor more closely international transactions. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of international customers and to monitor its customers’ activities more closely. These requirements could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear. The cost of obtaining any required licenses or regulatory approvals in these countries could affect PayPal’s future profitability.

      PayPal currently offers its product to customers with credit cards in 37 countries outside the U.S. In 19 of these countries, customers can withdraw funds to local bank accounts. In these countries, it is not clear whether, in order to provide its product in compliance with local law, PayPal needs to be regulated as a bank or financial institution or otherwise. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend operations in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. PayPal has applied for a license under the Electronic Money Institutions directive in the European Union. Delay or failure to receive such a license would adversely affect PayPal’s international expansion plans. Implementation of PayPal’s plans to enhance the attractiveness of its product for international customers, in particular its plans to offer customers the ability to transact business in major currencies in addition to the U.S. dollar, will increase the risks that it could be found to be in violation of laws or regulations in countries outside the U.S. In the fourth quarter of 2002, PayPal began offering customers the ability to send or receive payments in Pounds, Euros, Canadian Dollars or Yen, in addition to U.S. dollars.

PayPal’s financial success will remain highly sensitive to changes in the rate at which its customers fund payments using credit cards rather than bank account transfers or existing PayPal account balances. PayPal’s profitability could be harmed if the rate at which customers fund using credit cards goes up.

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance. For the year ended December 31, 2002 and the six months ended June 30, 2003, senders funded 49.8% and 55.4%, respectively, of PayPal’s payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. MasterCard implemented an increase to its interchange fees effective April 2003. Visa will be implementing an increase in credit card interchange fees effective August 2003. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal. Any such increased fees could increase PayPal’s operating costs and reduce its profit margins. Furthermore, PayPal’s credit card processors require it to pledge cash as collateral with respect to PayPal’s acceptance of Visa, MasterCard, American Express and Discover and the amount of cash that PayPal is required to pledge could be increased at any time.

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

      We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, and we anticipate that further expansion will be required to address potential growth in our customer base and number of listings as well as our expansion into new geographic areas, types of goods and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

•	The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We are in the midst of a significant multiyear project to enhance our current technical architecture. If this project is not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our operating margins may decrease.

•	Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. We are in the midst of a significant project to enhance our billing software. If this project is unsuccessful and we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

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

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling, but the appeal has not yet been briefed or heard.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. On May 27, 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions. On August 6, 2003, the court issued its order resolving the post-trial motions. In the August 6 order, the court reduced the damages award by $5.5 million, finding that the jury’s award improperly double-counted certain damages. The court also denied eBay’s motions for judgment in its favor or, in the alternative, that a new trial be granted. The court denied MercExchange’s motions seeking a permanent injunction, enhanced damages, attorneys’ fees and denied its request for contempt against eBay. The court entered judgment for MercExchange in the amount of $29.5 million, plus prejudgment interest and postjudgment interest in an amount to be determined. We intend to appeal the judgment and MercExchange has stated publicly that it intends to appeal certain of the court’s rulings. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. If we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees. We may also be forced to modify our business practices to avoid infringing the patents, which might be costly or less convenient to our users. Any such results could materially harm our business.

      In September 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction and seeking a permanent injunction and damages. Factual discovery in the case is scheduled to end in August 2003, expert discovery is scheduled to take place from August to October 2003, and trial is scheduled for March 1, 2004. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees, modify its business practices or even be enjoined from conducting a significant part of its business. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      In August 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. In January 2003, the court granted the collective defendants’ motion to transfer the case from the court where it was filed in Marshall, Texas to the Federal District Court for the Southern District of Indiana. We are currently awaiting the judge’s scheduling order in the case. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-022777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. 021227JFAT) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. The parties are currently engaged in class certification discovery. A class certification hearing is scheduled for November 17, 2003. The state court action has been stayed pending developments in the federal actions. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that patent infringement claims involving services we provide, including various aspects of our Payments business, will continue to be made. We have in the past been forced to litigate such claims. We have been notified of several potential disputes and are subject to a lawsuit by Tumbleweed Communications Corporation that is currently ongoing. Tumbleweed’s lawsuit claims infringement of two patents relating to techniques for the delivery of electronic documents to users over the Internet. We believe that Tumbleweed’s lawsuit is without merit and intend to defend ourselves vigorously. We may also become more vulnerable to intellectual property claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm our business.

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

Our users may be targeted by criminals using fraudulent e-mails to steal personal information.

      Our users have been and will continue to be targeted by parties attempting to misappropriate passwords, credit card numbers or other personal information by using fraudulent e-mails. These e-mails appear to be legitimate e-mails sent by eBay or PayPal, but request that recipients provide password, credit card or other personal information, and direct recipients to bogus websites operated by the sender of the e-mail. We actively pursue the parties responsible for these attempts at misappropriation and encourage our users to divulge sensitive information only after they have verified that they are on our legitimate websites, but we cannot entirely eliminate these types of activities. In addition to harming our users, these fraudulent e-mails may damage our reputation, reduce our ability to attract new users to our websites, and diminish the value of our brand names.

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

      PayPal completed its exit from the business of processing payments for online gambling merchants in November 2002. Approximately 6% of PayPal’s revenues in 2002 were derived from this business. Beginning in July 2002, PayPal provided documents and information related to its services to online gambling merchants in response to a federal grand jury subpoena issued at the request of the U.S. Attorney for the Eastern District of Missouri. In July 2003, PayPal reached agreement with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act that prohibit the transmission of funds that are known to have been derived from a criminal offense or are intended to be used to promote or support unlawful activity. PayPal also agreed to have its compliance program, designed to ensure PayPal’s compliance with the USA PATRIOT Act and other state and federal laws, supervised by an outside auditing firm.

      A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign, federal, state and local regulatory agencies and been told that they have questions with respect to the steps we take to protect our users from fraud and about our operations. In particular, PayPal has received inquiries regarding its account restriction practices from the Federal Trade Commission and the attorneys general of a number of states. Both eBay and PayPal are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against either company. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures and operating procedures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to fines or other penalties or forced to change our operating practices in ways that could harm our business.

      We are subject to laws relating to the use and transfer of personally identifiable information about our users and their transfers, especially outside of the U.S. Violation of these laws, which in many cases apply not only to third-party transfers but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries and other parties with which we have commercial relations could subject us to significant penalties and negative publicity and could adversely affect us.

Customer complaints or negative publicity about eBay’s customer service could affect use of our services adversely and, as a result, our business could suffer.

      Customer complaints or negative publicity about eBay’s customer service could severely diminish consumer confidence in and use of our services. Breaches of our customers’ privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, HomesDirect.com, NeoCom, PayPal, CARad Inc. and, most recently, EachNet. We also recently announced an agreement with FairMarket, Inc., a provider of online auction and promotions platforms, to acquire substantially all of its assets. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquisition, including the acquisition of PayPal, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Our inability to migrate successfully the photo-hosting services that are currently offered by Internet Pictures Corporation could harm us.

      We recently amended the terms of our contractual arrangement with Internet Pictures Corporation, or iPIX, our exclusive third-party photo hosting service provider since 2000. Over 60% of items listed on the eBay websites during the quarter ended June 30, 2003 included photos hosted by iPIX, and our research indicates that online items accompanied by a photo typically sell at a greater rate than items not accompanied by a photo. We are currently working to build equivalent functionality ourselves, which we expect to test launch during the third quarter of 2003. In addition, as part of our recent amendment with iPIX, iPIX granted us a perpetual, non-exclusive license to iPIX’s photo-hosting technology and has agreed to work with us to transition photo-hosting services to our operations. The amendment with iPIX also gives us the ability to extend the agreement beyond its current September 30, 2003 expiration date and to purchase as an operational whole the software and hardware environment currently used by iPIX in the provision of its services to us. If we were unable to build equivalent functionality or effectively manage the transition from third party hosting on a timely basis, our business would be adversely affected.

Problems with third parties who provide services to our users could harm us.

      A number of third parties provide services to our users that indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, photo hosting, and other services. In many cases we have contractual agreements with these companies which may give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future.

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

      Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. In 1999, eBay experienced an unauthorized break-in by a “hacker” who stated that he could, in the future, damage or change our system or take confidential information. We have also experienced “denial of service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our services.

      Furthermore, any inability on PayPal’s part to protect the security and privacy of its electronic transactions could have a material adverse effect on its profitability. A security or privacy breach could:

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

      Our system has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our services provide 24 hours-a-day, seven days-a-week availability, except that our PayPal website is subject to a weekly scheduled two-hour maintenance period. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial of service attacks and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. Some of our systems, including PayPal, are not fully redundant and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

      We are subject to the same foreign, federal, state and local laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s (E.U.) Directive on Distance Selling and Electronic Commerce are only now beginning to be interpreted by the courts and implemented by the E.U. Member States, and so their applicability and scope remain somewhat uncertain. In addition, numerous states and foreign jurisdictions, including the State of California, where our headquarters is located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future to impose such regulations upon us or our users, which could harm our business. We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois auction law to our services. In August 2002, Illinois amended the Illinois auction law to provide for a special regulatory regime for “Internet auction listing services.” We expect to register as an Internet auction listing service in Illinois following the adoption of regulations under the amended statute. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business. As our activities and the types of goods listed on our site expand, state regulatory agencies may claim that we or our users are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items (e.g., real estate, boats, automobiles). As discussed above, under the caption “PayPal is subject to unique risks that could harm our business,” our PayPal subsidiary is also subject to regulation, both in the U.S. and internationally.

      Several domestic jurisdictions have proposed, and Minnesota and Utah have recently passed, legislation that would limit the uses of personal user information gathered online or offline. Many jurisdictions already have such laws and continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. The U.S. Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction where we currently have a website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. As we have expanded our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal fines to bans on our ability to offer our services.

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

      We face competition from local, regional and national specialty retailers and exchanges in each of our categories of products. For example:

Antiques and Art: Bonhams, Christie’s, eHammer, Sotheby’s, Phillips (LVMH), Tias, Ruby Lane, Artnet, Art.com, Allposters.com, Barewalls.com, Guild.com, antique and art dealers and sellers

Coins & Stamps: Collectors Universe, Heritage, US Mint, Shop At Home, Bowers and Morena

Collectibles: Franklin Mint, Go Collect, Collectiblestoday.com, wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

Musical Instruments: Guitar Center/ Musicians Friend, Sam Ash, Gbase.com, Harmony-Central.com, musical instrument retailers and manufacturers

Sports Memorabilia: Beckett’s, Collectors Universe, Gray Flannel, MastroNet, Lelands, NAXCOM, ThePit.com, Superior, hobby shops and discount retailers

Toys, Hobbies, Dolls, Bears: Toys R Us, Amazon.com/ Toysrus.com, KB Toys/ KBToys.com, FAO Inc. (FAO Schwarz, Zany Brainy, the Right Start), Lego, TY Inc.

Premium Collectibles: Bonhams, Christie’s, DuPont Registry, Greg Manning Auctions, iCollector, Lycos/ Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby’s, other premium collectibles dealers and sellers

Automotive (used cars and parts): Advance Auto Parts, AutoByTel.com, Autonation.com, AutoPartsPlace, AutoTrader.com, Autozone, Barons Ltd., Barrett-Jackson, California Classics, Car Parts Wholesale, Car-Part.com, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, Dealix, Discount Auto Parts, Dupont Registry, eClassics.com, ExpressAutoparts.com, General Parts (Carquest), Genuine/ NAPA, Hemmings, iMotors.com, JC Whitney, Kragen, Kruse International, OpenAuto.com, RM Auctions, Inc., TraderOnline, Trader Publishing, newspaper classifieds, used car dealers, swap meets, car clubs, vehicle recyclers

Books, Movies, Music: Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/ Tower Records.com

Clothing and Accessories: Abercrombie.com, AE.com, Amazon.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, Gap Online sites, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Overstock.com, Payless.com, Ross, Urbanq.com, VictoriasSecret.com, Walmart.com, Yoox.com

Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett Packard, IBM, MicroWarehouse, PC Connection, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, Computer Discount Warehouse, computer, consumer electronics and photography retailers

Home & Garden: IKEA, Crate & Barrel, Home Depot, Williams-Sonoma Inc. (Pottery Barn, Williams-Sonoma), Bed, Bath & Beyond, Lowes, Linens ‘n Things, Pier One, Ethan Allen, Frontgate, Burpee.com

Jewelry: Bluenile.com, Diamond.com, Macy’s

Pottery & Glass: Just Glass, Pottery Auction, Pottery Barn, Go Collect, Pier 1 Imports, Restoration Hardware, Replacements, Ltd.

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

      Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our service. In addition, companies that control access to transactions through network access, Internet browsers, or search engines, could: promote our competitors; channel current or potential users to their vertically integrated electronic commerce sites or their pay-for-placement or paid search services that compete with us; attempt to restrict our access; or charge us substantial fees for inclusion.

      The market for PayPal’s product is emerging, intensely competitive and characterized by rapid technological change. PayPal competes with existing on-line and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including First Data, Concord EFS, iPayment, Paymentech, and Wells Fargo; and payment gateways, including CyberSource, VeriSign and Authorize.net;

•	BidPay and MoneyZap offered by Western Union, a subsidiary of First Data;

•	Yahoo! PayDirect offered by Yahoo! and HSBC;

•	c2it offered by Citigroup;

•	current and announced payment services offered by Amazon.com;

•	VALID and WebPay are offered by CheckFree;

•	U.S.P.S. SendMoney offered by the U.S. Postal Service; and

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data.

      Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition or a larger base of customers in affiliated businesses than PayPal. For example, Citigroup’s c2it has existing arrangements Microsoft. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. They may devote greater resources to the development, promotion and sale of products and services than PayPal, and they may offer lower prices. Some of these competitors have offered, and may continue to offer, their services for free in order to gain market share, and PayPal may be forced to lower its prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. If these competitors acquired significant market share, this could result in PayPal losing market share.

      PayPal also competes with providers of traditional payment methods, particularly credit cards, checks, money orders and Automated Clearing House, or ACH, transactions. Associations of traditional financial institutions such as Visa, MasterCard and National Automated Clearing House Association, or NACHA, generally set the features of these payment methods. The associations have initiated programs to enhance the usability of these payment methods for online transactions and could lower fees charged to online merchants. Either of these changes could make it more difficult for PayPal to retain and attract customers.

      Overseas, PayPal faces competition from similar channels and payment methods in most countries and from regional and national online and offline competitors in each country including Visa’s Visa Direct, MasterCard’s MoneySend, ING’s Way2Pay and Royal Bank Scotland’s World Pay in the European Community; NOCHEX and FastPay by Royal Bank of Scotland in the U.K.; CertaPay and HyperWallet in Canada, and Paymate in Australia. In addition, in certain countries, such as Germany, electronic funds transfer (EFT) is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service. Effective July 1, 2003, financial institutions in the European Union are restricted from charging customers higher fees than they charge for domestic Euro payments for many cross-border Euro payments. This development could reduce the attractiveness of the PayPal service for European customers seeking to complete cross-border payments.

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

      We regard the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We pursue the registration of our domain names, trademarks and service marks in the U.S. and internationally. Effective trademark, copyright, patent, trade dress, trade secret and domain name protection is very expensive to maintain and may require litigation. Protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

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

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2003, our fixed income investments had an unrealized gain of $2.9 million with a pretax yield of approximately 1.7% and a weighted average maturity of 2 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $4.7 million. Assuming an average investment balance of $2.5 billion, if weighted average rates for the year were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $25 million annually.

      We entered into two interest rate swaps on June 19 and July 20, 2000, totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our primary office facilities. The interest rate swaps allow us to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our operating lease commitment. Of the $126.4 million operating lease commitment for our San Jose facility, the interest rate is fixed on $95 million with the balance of $31.4 million remaining at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our payments would increase (decrease) by $78,000 per quarter.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of June 30, 2003, we did not have any unrealized gains or losses associated with our equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $1.2 million and $230,000 during the six months ended June 30, 2002 and 2003, respectively, relating to the other-than-temporary impairment in the fair value of equity investments. At June 30, 2003, the total fair value of our equity investments was $43.2 million, including $3.1 million in marketable investments.

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

      Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on eBay’s financial position for the six months ended June 30, 2003, was a translation gain of approximately $44.7 million. This gain is recognized as an adjustment to stockholders’ equity through other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies create gains and losses which are reflected in our consolidated statement of income.

      As of June 30, 2003, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $5.6 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting. As we purchased the forward contracts on June 30, 2003, the fair values of the forward contracts were immaterial as of this date.

Item 4:	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

      (b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1:	Legal Proceedings

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling, but the appeal has not yet been briefed or heard.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. On May 27, 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions. On August 6, 2003, the court issued its order resolving the post-trial motions. In the August 6 order, the court reduced the damages award by $5.5 million, finding that the jury’s award improperly double-counted certain damages. The court also denied eBay’s motions for judgment in its favor or, in the alternative, that a new trial be granted. The court denied MercExchange’s motions seeking a permanent injunction, enhanced damages, attorneys’ fees and denied its request for contempt against eBay. The court entered judgment for MercExchange in the amount of

$29.5 million, plus prejudgment interest and postjudgment interest in an amount to be determined. We intend to appeal the judgment and MercExchange has stated publicly that it intends to appeal certain of the court’s rulings. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. If we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees. We may also be forced to modify our business practices to avoid infringing the patents, which might be costly or less convenient to our users. Any such results could materially harm our business.

      In September 2002, a complaint was filed by First USA Bank, N.A. against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction and seeking a permanent injunction and damages. Factual discovery in the case is scheduled to end in August 2003, expert discovery is scheduled to take place from August to October 2003, and trial is scheduled for March 1, 2004. PayPal believes it has meritorious defenses and intends to defend itself vigorously. However, even if successful, our defense against this action will be costly and could divert management’s time. If the plaintiff were to prevail on its claims, PayPal might be forced to pay significant damages and licensing fees, modify its business practices or even be enjoined from conducting a significant part of its business. Any such result could materially harm our business. We are unable to determine what potential losses we may incur if this lawsuit were to have an unfavorable outcome.

      In August 2002, Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. In January 2003, the court granted the collective defendants’ motion to transfer the case from the court where it was filed in Marshall, Texas to the Federal District Court for the Southern District of Indiana. We are currently awaiting the judge’s scheduling order in the case. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-022777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. 021227JFAT) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. The parties are currently engaged in class certification discovery. A class certification hearing is scheduled for November 17, 2003. The state court action has been stayed pending developments in the federal actions. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that patent infringement claims involving services we provide, including various aspects of our Payments business, will continue to be made. We have in the past been forced to litigate such claims. We have been notified of several potential disputes and are subject to a lawsuit by Tumbleweed Communications Corporation that is currently ongoing. Tumbleweed’s lawsuit claims infringement of two patents relating to techniques for the delivery of electronic documents to users over the Internet. We believe that Tumbleweed’s lawsuit is without merit and intend to defend ourselves vigorously. We may also become more vulnerable to intellectual property claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm our business.

Item 2:	Changes in Securities and Use of Proceeds

      Not applicable.

Item 3:	Defaults Upon Senior Securities

      Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

      eBay held its Annual Meeting of Stockholders on June 26, 2003. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. All vote totals have been retroactively adjusted to reflect the two-for-one stock split, payable in the form of a stock dividend, as declared by our Board of Directors on July 24, 2003, having a record date of August 4, 2003 and taking effect as of August 28, 2003. The two directors proposed by eBay for re-election were elected to new, three-year terms by the following vote:

Director Name	Director Shares Voted For	Shares Withheld Authority

Dawn G. Lepore	548,404,002	10,052,588
Pierre M. Omidyar	551,242,442	7,214,148

      The stockholders approved the Company’s 2001 Equity Incentive Plan Amendment: Shares voted for: 435,606,964; Shares voted against: 119,416,852; Shares abstaining: 3,562,994.

      The stockholders approved the Company’s 2003 Deferred Stock Unit Plan: Shares voted for: 452,610,596; Shares voted against: 102,283,000; Shares abstaining: 3,562,994.

      The stockholders approved the appointment of PricewaterhouseCoopers LLP as auditors for our fiscal year ended December 31, 2003: Shares voted for: 546,345,892; Shares voted against: 8,744,572; Shares abstaining: 3,366,126.

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

      Our Audit Committee approved the following non-audit engagements during the quarter ended June 30, 2003:

•	the engagement by PayPal of PwC to perform services related to information technology processes and controls in connection with PayPal’s application for an electronic money transmitter license; and

•	the engagement of PwC to provide due diligence services in connection with a possible acquisition.

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit 31.1 Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

On April 22, 2003, eBay furnished a current report on Form 8-K to report under Item 9 that it was filing a copy of its press release announcing its financial results for the three months ended March 31, 2003 and that such press release contained non-GAAP financial measures under Regulation G.

On April 23, 2003, eBay furnished an amendment to current report on Form 8-K/A to report under Item 9 that it was filing a corrected “Guidance Summary” table to correct an inconsistency between the narrative and the “Guidance Summary” table in its Form 8-K filed on April 22, 2003.

On May 15, 2003, eBay furnished a current report on Form 8-K to report under Item 9 that it had filed its quarterly report on Form 10-Q for the three months ended March 31, 2003, and that accompanying such report were the certifications of eBay’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2003

EBAY INC.

Principal Executive Officer:

By:	/s/ MARGARET C. WHITMAN

Margaret C. Whitman
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ RAJIV DUTTA

Rajiv Dutta
Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

By:	/s/ MARK J. RUBASH

Mark J. Rubash
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Number	Description

31.1	Certification of eBay’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.