Form 10-Q
period 2003-09-30
EBAY INC
filed 2003-11-12
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

      As of October 31, 2003 there were 645,985,582 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2002	2003

	(In thousands, except
	per share amounts)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,109,313	$1,583,875
Short-term investments	89,690	163,765
Accounts receivable, net	131,453	169,050
Funds receivable	41,014	84,659
Other current assets	96,988	109,657

Total current assets	1,468,458	2,111,006
Long-term investments	470,227	730,155
Restricted cash and investments	134,644	127,083
Property and equipment, net	218,028	534,624
Goodwill	1,456,024	1,643,120
Intangible assets, net	279,465	271,578
Deferred tax assets	84,218	63,547
Other assets	13,380	19,581

	$4,124,444	$5,500,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,424	$54,584
Funds payable and amounts due to customers	50,396	110,071
Accrued expenses and other current liabilities	199,323	335,987
Deferred revenue and customer advances	18,846	25,246
Short-term obligations	2,970	3,586
Income taxes payable	67,265	78,352

Total current liabilities	386,224	607,826
Long-term obligations	13,798	133,954
Deferred tax liabilities	111,843	101,169
Other liabilities	22,874	15,862
Minority interests	33,232	49,526

Total liabilities	567,971	908,337

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 900,000 shares authorized: 622,554 and 644,598 shares issued and outstanding	623	645
Additional paid-in capital	3,108,131	3,779,835
Unearned stock-based compensation	(5,253)	(1,054)
Retained earnings	414,474	713,783
Accumulated other comprehensive income	38,498	99,148

Total stockholders’ equity	3,556,473	4,592,357

	$4,124,444	$5,500,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(In thousands, except per share amounts)

	(Unaudited)
Net revenues	$288,779	$530,942	$800,172	$1,516,703
Cost of net revenues	45,374	109,353	131,212	300,601

Gross profit	243,405	421,589	668,960	1,216,102

Operating expenses:
Sales and marketing	88,008	136,408	240,916	394,784
Product development	24,163	39,737	72,816	112,888
General and administrative	39,352	74,238	108,441	206,714
Patent litigation expense	—	—	—	29,965
Payroll tax on employee stock options	526	1,510	2,636	7,984
Amortization of acquired intangible assets	1,239	13,824	3,877	37,668

Total operating expenses	153,288	265,717	428,686	790,003

Income from operations	90,117	155,872	240,274	426,099
Interest and other income, net	8,729	7,806	25,117	26,419
Interest expense	(50)	(2,267)	(1,433)	(2,335)
Impairment of certain equity investments	(2,600)	—	(3,781)	(230)

Income before cumulative effect of accounting change, income taxes and minority interests	96,196	161,411	260,177	449,953
Provision for income taxes	(34,314)	(51,137)	(97,011)	(139,698)
Minority interests	(879)	(1,611)	(271)	(5,533)

Net income before cumulative effect of accounting change	61,003	108,663	162,895	304,722
Cumulative effect of accounting change, net of tax	—	(5,413)	—	(5,413)

Net income	$61,003	$103,250	$162,895	$299,309

Net income per basic share:
Net income before cumulative effect of accounting change	$0.11	$0.17	$0.29	$0.48
Cumulative effect of accounting change	—	(0.01)	—	(0.01)

Net income per basic share	$0.11	$0.16	$0.29	$0.47

Net income per diluted share:
Net income before cumulative effect of accounting change	$0.11	$0.17	$0.29	$0.47
Cumulative effect of accounting change	—	(0.01)	—	(0.01)

Net income per diluted share	$0.11	$0.16	$0.29	$0.46

Weighted average shares:
Basic	564,534	642,729	560,896	635,484

Diluted	573,182	662,231	571,274	653,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(In thousands)
	(Unaudited)
Net income	$61,003	$103,250	$162,895	$299,309

Other comprehensive income (loss):
Foreign currency translation	(3,474)	14,691	29,755	59,409
Unrealized gains (losses) on investments, net	1,531	(549)	1,262	(1,654)
Investment losses, net included in net income	10	41	10	406
Unrealized gains (losses) on cash flow hedges	(2,403)	1,347	(3,033)	2,755
Estimated tax benefit (provision)	253	(109)	523	(266)

Net change in other comprehensive income (loss)	(4,083)	15,421	28,517	60,650

Comprehensive income	$56,920	$118,671	$191,412	$359,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$162,895	$299,309
Adjustments:
Cumulative effect of accounting change	—	5,413
Provision for doubtful accounts and authorized credits	18,917	31,964
Provision for transaction losses	—	24,891
Depreciation and amortization	48,560	113,885
Amortization of unearned stock-based compensation	727	4,732
Tax benefit from employee stock options	96,586	105,647
Impairment of certain equity investments	3,781	230
Minority interests and other	(4,572)	3,982
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(54,021)	(70,650)
Funds receivable	—	(43,645)
Other current assets	(6,936)	(9,298)
Other assets	(4,062)	(6,424)
Deferred tax assets, net	3,418	12,598
Accounts payable	1,960	6,553
Funds payable and amounts due to customers	—	59,674
Accrued expenses and other liabilities	32,153	49,724
Deferred revenue and customer advances	653	6,238
Income taxes payable	(3,018)	11,878

Net cash provided by operating activities	297,041	606,701

Cash flows from investing activities:
Purchases of property and equipment	(94,420)	(269,616)
Purchases of investments	(578,082)	(1,481,047)
Maturities and sales of investments	536,467	1,131,998
Proceeds from sale of subsidiaries and real estate	9,529	—
Acquisitions, net of cash acquired	(54,610)	(107,161)

Net cash used in investing activities	(181,116)	(725,826)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	104,126	570,189
Principal payments on long-term obligations	(3,793)	(1,727)

Net cash provided by financing activities	100,333	568,462

Effect of exchange rate changes on cash and cash equivalents	8,396	25,225

Net increase in cash and cash equivalents	224,654	474,562
Cash and cash equivalents at beginning of period	523,969	1,109,313

Cash and cash equivalents at end of period	$748,623	$1,583,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of September 30, 2003, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed towards the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, New Zealand, the People’s Republic of China, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing a Web-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email in 33 countries to send and receive online payments.

      On October 3, 2002, we completed our acquisition of PayPal, Inc. (“PayPal”) in a tax-free, stock-for-stock transaction. PayPal provides an online global payments platform and is headquartered in Mountain View, California. The PayPal financial statements are included in our consolidated financial statements from October 4, 2002.

      On July 16, 2003, we completed the acquisition of all of the remaining outstanding capital stock and options of EachNet Inc. (“EachNet”), a Delaware corporation that, in cooperation with local subsidiaries, operates an e-commerce website in the People’s Republic of China. The EachNet financial statements are included in our consolidated financial statements from July 17, 2003.

      When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com” we mean the online marketplace located at www.ebay.com. When we refer to “PayPal”, we mean the global payments platform located at www.paypal.com.

Stock Split

      On July 24, 2003, our Board of Directors approved a two-for-one split of our shares of common stock effected in the form of a stock dividend. As a result of the stock split, our stockholders received one additional share of our common stock for each share of common stock held of record on August 4, 2003. The additional shares of our common stock were distributed on August 28, 2003. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

Principles of Consolidation and Basis of Presentation

      The accompanying condensed consolidated financial statements include 100 percent of the assets and liabilities of eBay and our majority-owned subsidiaries. The interests of minority investors are recorded as minority interests. All significant intercompany balances and transactions have been eliminated in consolida-

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

tion. Investments in entities where we hold more than a 20 percent but less than a 50 percent ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments. Our share of the investees’ income or loss is included in other income. As of September 30, 2003, we did not have any investments in this category. Investments in entities where we hold less than a 20 percent ownership interest or where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting.

      These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2002 and September 30, 2003. These statements also show our condensed consolidated statements of income for the three and nine months ended September 30, 2002 and 2003 and cash flows for the nine months ended September 30, 2002 and 2003. These statements include all normal recurring adjustments that we believe are necessary to fairly present our financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

      Certain prior period balances have been reclassified to conform to the current period presentation.

Stock-based Compensation

      Consistent with predominant industry practice, we account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We currently do not intend to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of option grants and stock grants under our employee stock purchase plan as an expense would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income, as reported	$61,003	$103,250	$162,895	$299,309
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	590	961	727	4,732
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(24,821)	(44,351)	(115,948)	(139,340)

Net income, pro forma	$36,772	$59,860	$47,674	$164,701

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Earnings per share:
Basic:
As reported	$0.11	$0.16	$0.29	$0.47
Pro forma	$0.07	$0.09	$0.08	$0.26
Diluted:
As reported	$0.11	$0.16	$0.29	$0.46
Pro forma	$0.06	$0.09	$0.08	$0.25

      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Risk-free interest rates	2.1%	2.2%	3.5%	2.0%
Expected lives (in years)	3.0	3.0	3.0	3.0
Dividend yield	0%	0%	0%	0%
Expected volatility	68%	58%	70%	64%

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

      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Recently Adopted Accounting Pronouncements

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued Financial Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” In accordance with the provisions of this standard, we have included our San Jose facilities lease arrangement in our consolidated financial statements effective July 1, 2003. Under this new accounting standard, our balance sheet at September 30, 2003 reflects additions for land and buildings totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement for the three months ended September 30, 2003 reflects the reclassification of lease payments on our San Jose facilities from operating expense to interest expense, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, prior periods have not been restated. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income in the third quarter of 2003.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Numerator:
Net income before cumulative effect of accounting change	$61,003	$108,663	$162,895	$304,722
Cumulative effect of accounting, net of tax	—	(5,413)	—	(5,413)

Net income	$61,003	$103,250	$162,895	$299,309

Denominator:
Common shares	564,536	642,776	561,204	635,564
Unvested restricted common stock	(2)	(47)	(308)	(80)

Denominator for basic calculation	564,534	642,729	560,896	635,484
Potentially dilutive shares:
Unvested restricted common stock	2	47	308	80
Employee stock options	8,646	19,455	10,070	17,761

Denominator for diluted calculation	573,182	662,231	571,274	653,325

Net income per share:
Net income before cumulative effect of accounting change	$0.11	$0.17	$0.29	$0.48
Cumulative effect of accounting change	—	(0.01)	—	(0.01)

Net income per basic share	$0.11	$0.16	$0.29	$0.47

Net income per diluted share:
Net income before cumulative effect of accounting change	$0.11	$0.17	$0.29	$0.47
Cumulative effect of accounting change	—	(0.01)	—	(0.01)

Net income per diluted share	$0.11	$0.16	$0.29	$0.46

      Potentially dilutive shares are excluded from the calculation of diluted net income per share because they are anti-dilutive. For the three months ended September 30, 2002 and 2003, this number, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 38.0 million and 2.5 million shares, respectively. For the nine months ended September 30, 2002 and 2003, this number amounted to approximately 36.8 million and 3.1 million shares, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 — Business Combinations, Goodwill and Intangible Assets

Acquisition of PayPal, Inc.

Acquisition-Related Liabilities Capitalized as a Cost of Acquisition

      During the three months ended September 30, 2003, we finalized our formal plan to exit certain activities and integrate certain facilities of PayPal. This plan includes provisions to terminate leases for redundant facilities, dispose of redundant fixed assets and leasehold improvements, resolve certain pre-acquisition legal contingencies, provide various employee-related benefits and exit certain contractual obligations. As of December 31, 2002, the aggregate purchase price for PayPal included $38.5 million of accruals for acquisition related liabilities and assumed lease liabilities totaling $4.7 million. As of September 30, 2003, the total remaining accrual was $43.5 million.

      The components of the acquisition related liabilities are as follows (in thousands):

	Balance at				Balance at
	December 31,	Cash	Non-Cash		September 30,
	2002	Payments	Amount Used	Adjustments	2003

Excess facilities and fixed assets	$36,705	$(1,757)	$(1,098)	$(589)	$33,261
Other liabilities and contingencies	6,447	(10,831)	—	14,621	10,237

Total liability	$43,152	$(12,588)	$(1,098)	$14,032	$43,498

      Excess facilities and fixed assets liabilities consist primarily of accruals for PayPal’s remaining lease obligations, net of estimated sublease income, and the write-off of certain leasehold improvements and other property and equipment at redundant facilities which we plan to exit by February 2004. A substantial portion of the excess facilities and fixed assets liabilities recorded as of September 30, 2003 are expected to settle in cash during future periods.

      Other liabilities and contingencies consist primarily of accruals for legal contingencies, employee severance, relocation and other benefits, and contract termination costs. Accruals for legal contingencies are based on our assessment of probable losses arising from pre-acquisition litigation, claims and assessments. Accruals for employee severance, relocation and other benefits as well as for contract terminations are based on estimated costs associated with the acquisition-related terminations of certain PayPal employees and contracts. During the nine months ended September 30, 2003, cash payments were made to resolve various legal, employee severance and contract terminations. A substantial portion of the other liabilities recorded as of September 30, 2003 are expected to settle in cash during future periods.

      Adjustments to our original estimates are based primarily upon the final resolution of various pre-acquisition legal contingencies and acquisition-related employee severance arrangements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Pro Forma Financial Information

      The following unaudited pro forma financial information presents the combined results of eBay and PayPal as if the acquisition had occurred as of the beginning of 2002, after applying certain adjustments, including amortization of acquired intangible assets and other acquisition related transactions (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net revenues	$348,111	$530,942	$962,037	$1,516,703

Net income	$55,705	$103,250	$149,648	$299,309

Net income per share:
Basic	$0.09	$0.16	$0.25	$0.47

Diluted	$0.09	$0.16	$0.24	$0.46

      The pro forma financial information does not necessarily reflect the results of operations that would have occurred had eBay and PayPal constituted a consolidated entity during such periods.

Acquisition of EachNet Inc.

      During the third quarter of 2003, we completed the acquisition of all of the remaining outstanding capital stock and options of EachNet. The total purchase price was $144.9 million and comprised of approximately $143.3 million in cash and $1.6 million in acquisition related expenses. Under the terms of the transaction, $104.9 million of the cash amount was paid at closing and the remaining $38.4 million is to be paid on March 31, 2004. Prior to the third quarter of 2003, we owned approximately 34% of the outstanding common stock of EachNet and accounted for our investment using the equity method of accounting, with the total investment classified as a long-term investment. We have accounted for the acquisition of the remaining outstanding capital stock and options as a purchase and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The valuation of the identifiable intangible assets acquired was based on management’s estimates using a valuation report prepared by an independent third-party.

      The allocation of the purchase price is summarized below (in thousands):

Net current assets	$10,866
Property and equipment	1,479
Trade name	5,381
Operating license	4,190
User base	919
Developed technology	525
Employment agreements	197
Deferred tax liabilities	(3,599)
Goodwill	124,932

Total purchase price	$144,890

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The estimated useful economic lives of the identifiable intangible assets acquired in the EachNet acquisition are three years for the trade name, four years for the operating license, five years for the user base, two years for the developed technology and one year for the employment agreements.

      As noted above, prior to the third quarter of 2003, we owned a minority interest in EachNet, which was accounted for using the equity method of accounting. The total value of our ownership interest, including identifiable intangible assets of approximately $1.4 million, net tangible assets of approximately $4.8 million and goodwill of approximately $19.3 million, was classified on our balance sheet as a long-term investment. As a result of the acquisition of the remaining outstanding capital stock, these balances have been reclassified from long-term investments to the relevant balance sheet categories.

      The final purchase price will depend upon our final determination of the fair value of the net assets acquired, the liabilities assumed, and the total acquisition related expenses. The results of operations for EachNet during periods prior to our acquisition of the remaining ownership interest were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been presented.

Goodwill

      Goodwill information for each reportable segment is as follows (in thousands):

	United States	International	Payments	Total

December 31, 2002	$118,649	$294,761	$1,061,867	$1,475,277
Goodwill acquired	5,880	124,932	—	130,812
Adjustments	(3,487)	30,445	10,073	37,031

September 30, 2003	$121,042	$450,138	$1,071,940	$1,643,120

      The increase in goodwill acquired during the nine months ended September 30, 2003, resulted primarily from our acquisition of the remaining capital stock of EachNet as noted above and other insignificant acquisitions. Adjustments to goodwill during the nine months ended September 30, 2003, resulted primarily from foreign currency translation adjustments in addition to purchase price adjustments on prior period acquisitions. Foreign currency translation adjustments, reflecting movements in the underlying entities’ foreign currency exchange rate, totaled approximately $28.7 million for the nine months ended September 30, 2003.

Intangible Assets

      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2002			September 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Developed technologies	$27,825	$(8,353)	$19,472	$31,014	$(14,873)	$16,141
Customer lists	208,811	(10,723)	198,088	211,865	(34,367)	177,498
Trademarks and trade names	65,140	(3,235)	61,905	71,841	(11,322)	60,519
All other	733	(733)	—	18,649	(1,229)	17,420

	$302,509	$(23,044)	$279,465	$333,369	$(61,791)	$271,578

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Acquired identifiable intangible assets are subject to amortization and are comprised of developed technologies, customer lists, trademarks and trade names, and other acquired intangible assets including patents and contractual agreements. Developed technologies are being amortized over a weighted average period of approximately three years. Customer lists are being amortized over a weighted average period of approximately seven years. Trademarks are being amortized over a weighted average period of approximately seven years. All other intangible assets are being amortized over a weighted average period of approximately five years. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the nine months ended September 30, 2003, resulted primarily from the acquisition of a license and contractual covenants related to certain patented technologies totaling approximately $11.4 million, certain intangible assets acquired as part of the EachNet acquisition, totaling approximately $11.2 million, and foreign currency translation adjustments totaling approximately $2.3 million.

      As of September 30, 2003, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2003 (remaining three months)	$13,578
2004	55,078
2005	51,630
2006	43,502
2007	40,674
Thereafter	67,116

$271,578

Note 4 — Segment Information

      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

      We have identified three reporting segments: U.S., International and Payments. The U.S. segment comprises U.S. online trading platforms other than those of our PayPal and Billpoint subsidiaries. The International segment comprises our international online trading platforms other than those of our PayPal subsidiary. The Payments segment comprises our global payments platform consisting of PayPal and Billpoint. The Payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the periods subsequent to October 3, 2002. We completed our planned wind-down of Billpoint’s operations in the second quarter of 2003.

      Direct contribution consists of net revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control or influence, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not have discretionary control or influence, such as site operations costs, product development expenses, and other general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following tables illustrate the financial performance of our reporting segments (in thousands):

	Three Months Ended September 30,

	2002				2003

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$206,491	$76,194	$6,094	$288,779	$266,088	$156,475	$108,379	$530,942
Direct costs	76,284	31,754	7,222	115,260	95,229	63,668	59,106	218,003

Direct contribution	$130,207	$44,440	$(1,128)	173,519	$170,859	$92,807	$49,273	312,939

Operating expenses and indirect costs of net revenues				83,402				157,067

Income from operations				90,117				155,872
Interest and other income, net				8,729				7,806
Interest expense				(50)				(2,267)
Impairment of certain equity investments				(2,600)				—

Income before cumulative effect of accounting change, income taxes and minority interests				$96,196				$161,411

	Nine Months Ended September 30,

	2002				2003

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$591,519	$193,054	$15,599	$800,172	$759,716	$451,879	$305,108	$1,516,703
Direct costs	214,134	85,340	18,784	318,258	282,630	175,094	171,438	629,162

Direct contribution	$377,385	$107,714	$(3,185)	481,914	$477,086	$276,785	$133,670	887,541

Operating expenses and indirect costs of net revenues				241,640				461,442

Income from operations				240,274				426,099
Interest and other income, net				25,117				26,419
Interest expense				(1,433)				(2,335)
Impairment of certain equity investments				(3,781)				(230)

Income before cumulative effect of accounting change, income taxes and minority interests				$260,177				$449,953

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2002				September 30, 2003

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Total assets	$1,858,235	$583,252	$1,682,957	$4,124,444	$2,708,537	$1,010,568	$1,781,589	$5,500,694

      The following tables illustrate our net revenues and long-lived assets by geography (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net revenues:
United States	$212,585	$351,187	$607,118	$1,001,679
International	76,194	179,755	193,054	515,024

	$288,779	$530,942	$800,172	$1,516,703

	December 31,	September 30,
	2002	2003

Long-lived assets:
United States	$1,648,752	$1,949,397
International	304,765	499,926

	$1,953,517	$2,449,323

Note 5 — Investments

      At December 31, 2002 and September 30, 2003, short and long-term investments were accounted for as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2002

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Municipal bonds and notes	$46,158	$157	$—	$46,315
Time deposits and other	43,299	152	(76)	43,375

	$89,457	$309	$(76)	$89,690

Long-term investments:
Restricted cash and investments	$133,541	$1,103	$—	$134,644
Municipal bonds and notes	388,535	2,320	—	390,855
Government and agency securities	35,232	281	(291)	35,222
Equity investments	44,150	—	—	44,150

	$601,458	$3,704	$(291)	$604,871

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	September 30, 2003

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Municipal bonds and notes	$9,025	$—	$—	$9,025
Corporate securities	15,764	—	(2)	15,762
Government and agency securities	66,309	600	—	66,909
Time deposits and other	71,749	320	—	72,069

	$162,847	$920	$(2)	$163,765

Long-term investments:
Restricted cash and investments	$126,558	$637	$(112)	$127,083
Corporate securities	160,580	588	(166)	161,002
Government and agency securities	554,422	988	(455)	554,955
Equity investments	14,198	—	—	14,198

	$855,758	$2,213	$(733)	$857,238

      The estimated fair value of short and long-term investments classified by date of contractual maturity at September 30, 2003, are as follows (in thousands):

September 30,
2003

One year or less	$163,765
One year through two years	66,564
Two years through three years	639,201
More than four years	10,192
Restricted cash and investments expiring in less than four years	127,083
Equity investments	14,198

$1,021,003

      During the nine months ended September 30, 2002 and 2003, we recorded impairment charges totaling $3.8 million and $230,000, respectively, as a result of the deterioration of the financial condition of certain of our public and private equity investees. These impairment losses were identified as part of our ongoing process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 — Property and Equipment

	December 31,	September 30,
	2002	2003

	(In thousands)
Property and equipment, net:
Computer equipment and software	$266,589	$391,474
Land and buildings	31,926	292,530
Aviation equipment	30,473	30,473
Furniture and fixtures	18,916	27,534
Leasehold improvements	19,345	32,015
Vehicles and other	12,540	83

	379,789	774,109
Accumulated depreciation and amortization	(161,761)	(239,485)

	$218,028	$534,624

      During the three and nine months ended September 30, 2003, we capitalized $11.4 million and $28.4 million, respectively, for major site and other product development efforts including our “V3” platform architecture, seller tools, global billing and payment gateway projects. At December 31, 2002 and September 30, 2003, unamortized capitalized software development costs totaled $21.4 million and $37.0 million, respectively. The increase in land and buildings during the first nine months of 2003 relates primarily to our purchase of our new facility in San Jose and the reclassification of our existing San Jose facility as described in Note 1 to these Condensed Consolidated Financial Statements. Total depreciation expense for property and equipment was $15.6 million and $27.8 million for the three months ended September 30, 2002 and 2003, respectively. Total depreciation expense for the nine months ended September 30, 2002 and 2003, was $46.4 million and $74.4 million, respectively.

Note 7 — Contingencies

Litigation and Other Legal Matters

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling and the appeal was heard on October 30, 2003. The court’s decision is expected to be received in late November 2003.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. On May 27, 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions. On August 6, 2003, the court

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, we might be forced to pay significant additional damages and licensing fees. Any such results could materially harm our business. While it is not possible to predict the ultimate legal and financial implications of this lawsuit, in the light of the court’s judgment, we have reassessed the likelihood of a favorable outcome in accordance with SFAS No. 5, “Accounting for Contingencies.” Based on this reassessment, we have taken an operating charge in the amount of $30.0 million. The charge and the related estimated tax benefit of $12.1 million were reflected in our operating results in the second quarter of 2003.

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-022777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. On September 8, 2003, the plaintiffs filed their motion for class certification. A class certification hearing is scheduled for November 17, 2003. The state court action has been stayed pending developments in the federal actions. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The plaintiffs seek, among other things, an award of unspecified compensatory damages. We believe that each of the lawsuits is without merit and intend to defend ourselves vigorously.

      In September 2002, Bank One Delaware (formerly known as First USA Bank, N.A.) filed a complaint against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two First USA patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction. In September 2003, PayPal filed a complaint against Bank One Corp., Bank One Delaware’s parent, in the same district court alleging infringement of a PayPal patent relating to a process that allows Internet users to make secure payments and authenticated transactions over a computer network. On October 20, 2003, the parties finalized the terms of an agreement to dismiss both lawsuits. The settlement is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Indemnification Provisions

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 — Employee Benefit Plans

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. No shares were purchased during the three months ended September 30, 2002 or 2003. During the nine months ended September 30, 2002, employees purchased 160,040 shares at an average price of $22.53 per share. During the same period in 2003, employees purchased 262,338 shares at an average price of $23.99 per share. At September 30, 2003, approximately 3.3 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan is increased automatically by the number of shares purchased under this plan in the preceding calendar year.

Stock Option Plans

      We have stock option plans for directors, officers and employees, under which we have granted nonqualified and incentive stock options. These stock options generally vest 25% one year from the date of grant (or, in the case of existing employees, 12.5% six months from the date of grant) and vest at a rate of  1/48 per month thereafter and expire 10 years from the date of grant. At September 30, 2003, 51.9 million shares of common stock were available for future grant in the form of stock options and other stock-based compensation instruments.

      The following table summarizes activity under our stock option plans for the three and nine months ended September 30, 2002 and 2003 (shares in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2003		2002		2003

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	74,866	$25.91	71,755	$30.71	70,192	$23.12	74,355	$26.86
Granted	6,826	28.11	6,282	54.44	22,748	28.72	25,045	44.46
Exercised	(2,600)	13.68	(3,864)	25.19	(11,008)	9.12	(21,790)	25.48
Cancelled	(3,710)	27.62	(1,196)	31.31	(6,550)	27.82	(4,633)	31.36

Outstanding at end of period	75,382	$26.45	72,977	$33.03	75,382	$26.45	72,977	$33.03

Options exercisable at end of period	27,458	$25.48	21,218	$27.59	27,458	$25.48	21,218	$27.59

Weighted average grant date fair value of options granted during period		$14.73		$22.04		$15.78		$19.48

      The weighted average grant date fair value of options granted during the period are calculated using the Black-Scholes option pricing model using the assumptions for each respective period as disclosed in Note 1 of these Condensed Consolidated Financial Statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following tables summarize information about fixed stock options outstanding at September 30, 2003 (shares in thousands):

				Options Exercisable at
	Options Outstanding at September 30, 2003			September 30, 2003

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.01 – $23.44	13,007	6.9 years	$16.08	7,081	$13.63
$23.44 – $29.03	17,756	8.4	27.99	3,988	27.80
$29.03 – $35.05	12,486	8.0	31.80	3,881	31.53
$35.19 – $38.78	14,409	8.7	38.28	3,905	37.66
$38.78 – $54.75	13,810	9.1	48.62	2,223	45.23
$54.91 – $58.16	1,509	9.5	55.77	140	58.16

	72,977	8.3	$33.03	21,218	$27.59

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-Money	20,956	$27.23	46,528	$33.04	67,484	$31.24
Out-of-the-Money	262	56.56	5,231	54.95	5,493	55.02

Total options outstanding	21,218	$27.59	51,759	$35.26	72,977	$33.03

      In-the-money options are options with an exercise price lower than the $53.64 closing price of our common stock on September 30, 2003. Out-of-the-money options are options with an exercise price greater than the $53.64 closing price of our common stock on September 30, 2003.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Grants during period as percent of outstanding shares	1%	1%	4%	4%
Outstanding grants “in-the-money” as a percent of outstanding shares	9%	10%	10%	10%
Outstanding grants as a percent of outstanding shares	12%	11%	13%	11%
Grants to named officers as a percent of grants during the period*	0%	0%	7%	10%
Grants to named officers as a percent of outstanding shares*	0%	0%	0%	0%
Outstanding grants to named officers as a percent of outstanding grants*	10%	11%	10%	11%
Outstanding grants to named officers as a percent of outstanding shares*	1%	1%	1%	1%

*	Named officers are the chief executive officer and the other four most highly-compensated executive officers during the twelve months ended December 31, 2002.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 9 — Foreign Exchange Contracts

      As of September 30, 2003, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $6.5 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting. As we purchased the forward contracts on September 30, 2003, the fair values of the forward contracts were immaterial as of this date.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into the U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both options and forward contracts. The notional amount of the options hedges in the third quarter of 2003 was 37 million Euro. The premium cost was approximately $500,000 and the net loss on the options was approximately $100,000, which was recorded in other income and expense in the third quarter of 2003. All contracts hedging translation exposure mature at the end of the quarter in which they are executed.

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

Results of Operations

Results of Operations as a Percentage of Net Revenues

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	15.7	20.6	16.4	19.8

Gross profit	84.3	79.4	83.6	80.2

Operating expenses:
Sales and marketing	30.5	25.7	30.1	26.0
Product development	8.4	7.5	9.1	7.4
General and administrative	13.6	14.0	13.6	13.6
Patent litigation expense	—	0.0	—	2.0
Payroll tax on employee stock options	0.2	0.3	0.3	0.5
Amortization of acquired intangible assets	0.4	2.6	0.5	2.5

Total operating expenses	53.1	50.0	53.6	52.1

Income from operations	31.2	29.4	30.0	28.1
Interest and other income, net	3.0	1.5	3.1	1.7
Interest expense	(0.0)	(0.4)	(0.1)	(0.2)
Impairment of certain equity investments	(0.9)	0.0	(0.5)	0.0

Income before cumulative effect of accounting change income taxes and minority interests	33.3	30.4	32.5	29.7
Provision for income taxes	(11.9)	(9.6)	(12.1)	(9.2)
Minority interests	(0.3)	(0.3)	0.0	(0.4)

Net income before cumulative effect of accounting change	21.1	20.5	20.4	20.1
Cumulative effect of accounting change, net of tax	—	(1.0)	—	(0.4)

Net income	21.1%	19.4%	20.4%	19.7%

Net Revenues by Type

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percent changes)
Transaction:
U.S.	$182,209	$256,076	41%	$506,852	$733,337	45%
International	75,296	154,715	105%	190,119	447,374	135%
Payments	6,094	106,350	1,645%	15,599	298,892	1,816%

	263,599	517,141	96%	712,570	1,479,603	108%

3rd-party advertising:
U.S.	14,148	8,291	(41)%	47,844	20,631	(57)%
International	898	1,760	96%	2,935	4,505	53%
Payments	—	2,029	—	—	6,216	—

	15,046	12,080	(20)%	50,779	31,352	(38)%

U.S. End-to-end services	6,096	1,721	(72)%	16,056	5,748	(64)%

Offline net revenues	4,038	—	—	20,767	—	—

	$288,779	$530,942	84%	$800,172	$1,516,703	90%

Net Revenues by Segment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percent changes)
U.S.	$206,491	$266,088	29%	$591,519	$759,716	28%
International	76,194	156,475	105%	193,054	451,879	134%
Payments	6,094	108,379	1,678%	15,599	305,108	1,856%

	$288,779	$530,942	84%	$800,172	$1,516,703	90%

Net Revenues by Geography

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percent changes)
U.S.	$212,585	$351,187	65%	$607,118	$1,001,679	65%
International	76,194	179,755	136%	193,054	515,024	167%

	$288,779	$530,942	84%	$800,172	$1,516,703	90%

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located.

Supplemental Operating Data

	Three Months
	Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

		(In millions, except percent changes)
U.S. and International Segments:
Confirmed registered users	54.9	85.5	56%	54.9	85.5	56%
Active users(1)	24.2	37.4	55%	24.2	37.4	55%
Number of listings	159.6	234.6	47%	442.8	679.3	53%
Gross merchandise sales	$3,766	$5,775	53%	$10,268	$16,727	63%
Payments Segment:
Accounts	—	35.2	—	—	35.2	—
Number of payments	—	57.4	—	—	161.6	—
Total payment volume	—	$3,044	—	—	$8,515	—

(1)	Excludes activity from our Korean and Chinese websites.

     The U.S. segment comprises U.S. online trading platforms other than those of our PayPal subsidiary. The International segment comprises our international online trading platforms other than those of our PayPal subsidiary. The Payments segment comprises our global PayPal payments platform. The Payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the periods subsequent to October 3, 2002. We completed our planned wind-down of Billpoint’s operations in the second quarter of 2003.

      Our net revenues result from fees associated with our transaction, third-party advertising and end-to-end services in our U.S., International and Payments segments. Transaction net revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from third-party advertising are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. End-to-end services net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users. Offline services net revenues were derived from wholly-owned subsidiaries that were divested in the third and fourth quarters of 2002, consisted of a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication.

      The growth in net revenues for our eBay transaction business during the third quarter and the first nine months of 2003, compared to the same periods in the prior year, was primarily the result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity and gross merchandise sales. Growth in our Payments segment net revenues during these same periods was primarily the result of increased total payment volumes processed by PayPal, which we acquired in October 2002.

      The number of confirmed registered users from our U.S. and International segments increased 56% to 85.5 million at September 30, 2003, from 54.9 million at September 30, 2002. The number of registered users from our U.S. and International segments at September 30, 2003, reflects the first-time inclusion of approximately 3.2 million users from our acquisition of EachNet.

      The number of active users on the eBay platform (which excludes the South Korean and Chinese websites) increased 55% to 37.4 million at September 30, 2003, from 24.2 million at September 30, 2002. Active users are the number of users on the eBay platform who bid, bought or listed over the trailing twelve months.

      Gross merchandise sales from the U.S. and International segments increased 53% and 63% during the third quarter and first nine months of 2003, respectively, compared to the same periods of the prior year. eBay transaction net revenues as a percentage of gross merchandise sales was 7.1% during both the third quarter and first nine months of 2003, respectively, compared to 6.8% during the same periods of the prior year.

Net Transaction Revenues from U.S. and International Segments

Transaction Net Revenues

      U.S. segment transaction net revenues increased 41% during the third quarter of 2003, compared to the same period in the prior year and 45% during the first nine months of 2003, compared to the same period in the prior year. International segment transaction net revenues increased 105% and 135% during the same periods, respectively. The growth in U.S. and International segment transaction net revenues during these periods was primarily the result of increased auction transaction activity, reflected in the growth in the number of our registered users, listings and gross merchandise sales.

      We experienced growth in transaction net revenues across almost all categories in our U.S. segment during the third quarter and first nine months of 2003, compared to the same periods in the prior year, with computers and electronics, motors, clothing and accessories, and home categories making the most significant impact. In addition, active users increased 55% in the third quarter of 2003 compared to the same period in the prior year.

      We also experienced transaction net revenues growth in our International segment during the third quarter and first nine months of 2003, compared to the same periods in the prior year. This growth is primarily the result of strong performances in Germany, the United Kingdom and South Korea. Additionally, the relative strength of foreign currencies, primarily the Euro, against the U.S. dollar resulted in increased net revenues of approximately $14.9 million and $55.3 million during the third quarter and first nine months of 2003, respectively, when compared to the weighted-average foreign currency exchange rates used in the preparation of our financial statements in the same periods of the prior year. Our European business experienced clear patterns of seasonality in July and August, with September showing improved activity in all markets. International segment transaction net revenue was 30% of total transaction net revenues during both the third quarter and first nine months of 2003. We expect that international segment transaction net revenues will continue to grow in significance to our business as we develop and deploy our global marketplace. On July 1, 2003, eBay began collecting value-added taxes, or VAT, on the fees we charge certain sellers in the European Union, or EU. We continue to work with the relevant tax authorities to clarify our obligations under these new regulations. There have been and will continue to be substantial ongoing costs associated with complying with the VAT rules throughout the EU, and the increased costs to our European users may reduce their activity on our websites and could adversely affect our international transaction net revenues.

Net Transaction Revenues from Payments Segment

      Net revenues from the Payments segment were generated from eBay’s Billpoint operations in the third quarter and first nine months of 2002, and almost entirely from PayPal’s operations for the same periods in 2003. Payments segment net revenues increased from $6.1 million during the third quarter of 2002 to $106.4 during the third quarter of 2003, and increased from $15.6 million during the first nine months of 2002 to $298.9 million during the first nine months of 2003, reflecting the acquisition of PayPal in October 2002.

PayPal contributed approximately 20% of our total net revenues for both the third quarter and first nine months of 2003.

      Total payment volumes processed by PayPal totaled $3.0 billion and $8.5 billion during the third quarter and first nine months of 2003, respectively. Payments transaction net revenues as a percentage of total payment volume was 3.5% during both the third quarter and first nine months of 2003. Also, the growth in Payments transaction net revenues was positively affected by PayPal’s continued penetration of eBay transactions in the U.S. and United Kingdom, growth in the off-eBay business and cross-border international payment transactions. Net transaction revenues from the Payments segment earned outside the United States totaled $23.3 million during the third quarter of 2003 and $63.1 million during the first nine months of 2003, representing 21% of total Payments segment net revenues for both periods.

Third-party Advertising Net Revenues

      Third-party advertising net revenues decreased in absolute dollars and as a percentage of total net revenues from $15.0 million during the third quarter of 2002, representing 5% of total net revenues, to $12.1 million during the third quarter of 2003, representing 2% of total net revenues. Third-party advertising net revenues decreased in absolute dollars and as a percentage of total net revenues from $50.8 million during the first nine months of 2002, representing 6% of total net revenues, to $31.4 million during the first nine months of 2003, representing 2% of total net revenues. Barter net revenues included in third-party advertising net revenues during the third quarter and first nine months of 2003, totaled $2.3 million and $7.9 million, respectively. Net revenues from third-party advertising decreased primarily as a result of the transition from the use of AOL as our agent in the online advertising market and our decreased emphasis on this source of revenue. We continue to view our business as primarily transaction driven and we expect third-party advertising net revenues to continue to decrease as a percentage of total net revenues and remain generally comparable in absolute dollars for the remainder of 2003.

End-to-End Services Net Revenues

      End-to-end services net revenues decreased in absolute dollars and as a percentage of total net revenues from $6.1 million during the third quarter of 2002, representing 2% of total net revenues to $1.7 million in the same period of 2003, representing less than 1% of total net revenues. End-to-end services net revenues decreased in absolute dollars and as a percentage of total net revenues from $16.1 million in the first nine months of 2002, representing 2% of total net revenues to $5.7 million in the same period of 2003, representing less than 1% of total net revenues. As end-to-end services are largely dependent upon contractual terms and our users’ adoption of third-party products and services, we expect end-to-end services net revenues in future periods to fluctuate from period to period. In general, however, as we continue to view our business as primarily transaction driven, we expect these revenues to decrease as a percentage of total net revenues and possibly in absolute dollars for the remainder of 2003.

Offline Net Revenues

      Offline net revenues totaled $4.0 million and $20.8 million during the third quarter and first nine months of 2002, respectively, representing 1% of total net revenues in the third quarter of 2002 and 3% in the first nine months of 2002. We divested our Butterfields and Kruse subsidiaries in the third and fourth quarters of 2002, respectively, and accordingly did not earn offline net revenues in 2003. We do not expect to earn offline net revenues in the foreseeable future.

Cost of Net Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Cost of net revenues	$45,374	$109,353	141%	$131,212	$300,601	129%
As a percentage of net revenues	16%	21%		16%	20%

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

      Cost of net revenues increased in absolute dollars and as a percentage of net revenues during the third quarter and first nine months of 2003, compared to the same periods in the prior year. The increase in absolute dollars was due to payment processing costs resulting from our acquisition of PayPal in October 2002, an increase in the volume of transactions on the eBay websites, and continued development and expansion of our customer support and site operations infrastructure. The increase as a percentage of net revenues was primarily due to our acquisition of PayPal, which is a lower margin business, and was partially offset by margin improvements in our U.S. and International segments. Payment processing costs increased $36.5 million and $110.5 million during the third quarter and first nine months of 2003, respectively. This increase was driven by the credit card interchange fees, and other bank and processing charges associated with the total payment volume processed by our Payments segment. Aggregate customer support and site operations costs increased $25.3 million and $58.0 million during the third quarter and first nine months of 2003, respectively, and resulted primarily from an increase in headcount and the related employee costs. Amortization of capitalized software development costs totaled $3.5 million in the third quarter of 2003 and $9.1 million in the first nine months of 2003. Costs of net revenues are expected to remain generally comparable in absolute dollars and as a percentage of net revenues for the remainder of 2003.

Operating Expenses

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Sales and marketing	$88,008	$136,408	55%	$240,916	$394,784	64%
As a percentage of net revenues	30%	26%		30%	26%

      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff, certain trust and safety programs and certain corporate overhead allocations.

      Sales and marketing expenses increased in absolute dollars during the third quarter and first nine months of 2003, compared to the same periods in the prior year. However, sales and marketing expenses as a percentage of total net revenues declined in both periods due to the acquisition of PayPal, which has a significantly lower sales and marketing expense as a percentage of net revenues than either the U.S. or International segments. Growth in advertising and marketing costs as well as employee-related costs drove the increases in absolute dollars. Combined advertising and marketing costs increased $30.1 million and $113.9 million during the third quarter and first nine months of 2003, respectively, compared to the same periods in the prior year. The remainder of these increased costs were primarily the result of increased employee-related costs. The marketing programs were directed towards our national television advertising campaigns and several category-focused print and on-line advertising campaigns as well as our “eBay Live” events that were held in June 2003 in the United States and in August 2003 in Germany. Sales and marketing expenses are expected to increase in absolute dollars, and to remain generally comparable as a percentage of net revenues for the remainder of 2003.

Product Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Product development	$24,163	$39,737	64%	$72,816	$112,888	55%
As a percentage of net revenues	8%	7%		9%	7%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and certain corporate overhead allocations. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our “V3” platform architecture, global billing, seller tools and payment gateway projects. These capitalized costs totaled $5.1 million and $11.4 million in the third quarter of 2002 and 2003, respectively, and will be reflected as a cost of net revenues when amortized in future periods. During the first nine months of 2002 and 2003, capitalized costs for major site and other product development efforts totaled $12.7 million and $28.4 million, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      Product development expenses increased in absolute dollars during the third quarter and first nine months of 2003, compared to the same periods in the prior year. However, product development expenses as a percentage of net revenues declined during the first nine months of 2003, compared to the same period in the prior year. The increase in absolute dollars was primarily the result of headcount increases associated with our acquisition of PayPal in October 2002, as well as the hiring of new employees for various platform development initiatives at both eBay and PayPal. These increases were partially offset by the amounts capitalized in connection with major site and other product development efforts during the third quarter and first nine months of 2003. Product development expenses are expected to increase in absolute dollars for the remainder of 2003, as we develop new site features and functionality and continue to improve and expand operations across all our segments. Additionally, we expect product development expenses to remain generally comparable as a percentage of net revenues for the remainder of 2003. In addition, we estimate that the capitalization of major site and other product development costs for the remainder of 2003 will continue to approximate amounts capitalized during the third quarter of 2003.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
General and administrative	$39,352	$74,238	89%	$108,441	$206,714	91%
As a percentage of net revenues	14%	14%		14%	14%

      General and administrative expenses consist primarily of employee compensation, provision for doubtful accounts, provisions for transaction losses associated with our Payments segment, insurance, fees for external professional advisors and corporate overhead allocations.

      General and administrative expenses increased in absolute dollars during the third quarter and first nine months of 2003, compared to the same periods in the prior year. However, general and administrative expenses as a percentage of net revenues were constant during the third quarter and during the first nine months of 2003, compared to the same periods in the prior year. The increase in absolute dollars was due primarily to employee related costs and payment transaction loss expenses resulting from our acquisition of PayPal. The increases in employee-related costs resulted from the addition of PayPal employees in various trust and safety functions as well as continued headcount growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations and the integration of acquired businesses. PayPal’s payment transaction loss expense contributed $6.8 million and $24.9 million during the third quarter and first nine months of 2003, respectively. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.22% and 0.29% during the third quarter and the first nine months of 2003, respectively. As a result of seasonal holiday purchases and the buyer protection program implemented in September 2003, we expect our transaction loss rate will increase during the remainder of 2003. With the anticipated increase in the transaction loss expense together with our continued investment in the infrastructure needed to support our business, primarily in our International and Payments segments, we expect general and administrative expenses to increase in absolute dollars for the remainder of 2003. We also expect general and administrative expenses to remain generally comparable as a percentage of net revenues for the remainder of 2003.

Patent Litigation Expense

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Patent litigation expense	—	—	N/A	—	$29,965	N/A
As a percentage of net revenues	—	N/A		—	2%

      Patent litigation expense during the first nine months of 2003 relates to the accrual of an August 6, 2003 court judgment resulting from the MercExchange patent infringement lawsuit. See “Note 7 — Contingencies” to our condensed consolidated financial statements.

Payroll Tax on Employee Stock Options

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Payroll tax on employee stock options	$526	$1,510	187%	$2,636	$7,984	203%
As a percentage of net revenues	0%	0%		0%	1%

      We are subject to employer payroll taxes on employee gains resulting from exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period in which such options are exercised based on actual gains realized by employees. Our quarterly results of operations and cash flows could vary significantly depending on the actual period that stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed. We expect exercises of employee stock option grants will result in increased payroll tax costs for the remainder of 2003, partially as a result of gains from the exercise of PayPal options assumed in the merger. In general, we expect payroll taxes on employee stock option gains to increase during periods in which our stock price is high relative to historical levels.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Amortization of acquired intangible assets	$1,239	$13,824	1,016%	$3,877	$37,668	872%
As a percentage of net revenues	0%	3%		0%	2%

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

      Intangible assets consist of purchased customer lists, developed technologies, trade names, patents and other intangible assets. Intangible assets, excluding goodwill, are being amortized using the straight-line method over estimated useful lives ranging from one to seven years. We believe the straight-line method of amortization best represents the distribution of economic value of the identified intangible assets.

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

      During the third quarter of 2003, we completed the acquisition of the remaining outstanding capital stock and options of EachNet. The total purchase price was $144.9 million and comprised of approximately $143.3 million in cash and $1.6 million in acquisition related expenses. Under the terms of the transaction, $104.9 million was paid at closing and the remaining $38.4 million is to be paid on March 31, 2004. Prior to the third quarter of 2003, we owned approximately 34% of the outstanding capital stock of EachNet and accounted for our investment using the equity method of accounting, with the total investment classified as a long-term investment. We have accounted for the acquisition of the remaining outstanding common stock and options as a purchase and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

      Amortization of acquired intangible assets increased in absolute dollars during the third quarter and first nine months of 2003, compared to the same periods in the prior year, primarily as a result of the amortization of acquired intangible assets related to our acquisition of PayPal. We expect amortization from acquired intangible assets to remain generally comparable in absolute dollars, and to decrease as a percentage of revenues for the remainder of 2003.

Non-Operating Items

Interest and Other Income, Net

	Three Months
	Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Interest and other income, net	$8,729	$7,806	(11)%	$25,117	$26,419	5%
As a percentage of net revenues	3%	1%		3%	2%

      Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

      Our interest and other income, net increased in absolute dollars during the third quarter and first nine months of 2003, compared to the same periods in the prior year. The increases were primarily a result of increased investment income on a larger aggregate balance of cash, cash equivalents, and investments partially offset by a decline in the weighted-average interest rate of our portfolio in addition to the increase in EachNet’s net losses during the period from July 1, 2003 through July 16, 2003, our acquisition date, which are primarily the result of acquisition advisory fees and other transaction-related costs. Our weighted average interest rate was approximately 2.6% and 2.9% in the third quarter and first nine months of 2002, respectively, compared to 1.64% and 1.77% in the same periods of 2003. We expect that interest and other income, net, will increase in absolute dollars for the remainder of 2003, as our cash, cash equivalents, and investments balances continue to grow.

Interest Expense

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Interest expense	$50	$2,267	4,434%	$1,433	$2,335	63%
As a percentage of net revenues	0%	0%		0%	0%

      Interest expense consists of interest charges on mortgage notes and leases.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In accordance with the provisions of this standard we have included our San Jose facilities lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our income statement during the third quarter of 2003, reflects the reclassification of lease payments on our San Jose facilities from operating expense to interest expense. We expect our interest expense will remain generally comparable in absolute dollars and to decrease as a percentage of net sales for the remainder of 2003.

Impairment of Certain Equity Investments

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Impairment of certain equity investments	$2,600	—	N/A	$3,781	$230	(94)%
As a percentage of net revenues	1%	N/A		0%	0%

      During the third quarter of 2003, we recorded no investment impairment charges. During the third quarter of 2002 and the first nine months of 2002 and 2003, we recorded impairment charges totaling $2.6 million, $3.8 million and $230,000, respectively, as a result of the deterioration of the financial condition of certain of our private and public equity investees. These impairment losses were identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other than temporary. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Provision for income taxes	$34,314	$51,137	49%	$97,011	$139,698	44%
As a percentage of net revenues	12%	10%		12%	9%
Effective tax rate	36%	32%		37%	31%

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

      The lower effective tax rate for the third quarter and first nine months of 2003, compared to the same periods in the prior year, reflects the increasing profit contribution from our international operations.

      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have provided a full valuation allowance on the deferred tax assets relating to these stock option deductions due to the uncertainties associated with our future stock price and the timing of employee stock option exercises. To the extent that additional stock option deductions are not generated in future years, we will have the ability, subject to carryforward limitations, to utilize up to $194 million of additional deferred tax assets to reduce future income tax liabilities. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Minority Interests

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
			Percent			Percent
	2002	2003	Change	2002	2003	Change

	(In thousands, except percentages)
Minority interests	$(879)	$(1,611)	83%	$(271)	$(5,533)	1,942%
As a percentage of net revenues	0%	0%		0%	0%

      Minority interests represents the minority investor’s percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements.

      Third parties hold minority interests in Internet Auction, our majority-owned South Korean subsidiary. The significant change in minority interests from the third quarter and first nine months of 2003, compared to the same periods in the prior year, primarily resulted from the increased profitability of Internet Auction in the third quarter and first nine months of 2003. We expect that minority interests will continue to fluctuate in future periods. If Internet Auction continues to be profitable, the minority interests adjustment on the statement of income will continue to decrease our net income by the minority investors’ share of Internet Auction’s net income.

Cumulative Effect of Change in Accounting Principle

      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we have included our San Jose facilities lease arrangement in our consolidated financial statements effective July 1, 2003. Under this new accounting standard, our balance sheet at September 30, 2003 reflects additions for land and buildings totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement for the three months ended September 30, 2003 reflects the reclassification of lease payments on our San Jose facilities from operating expense to interest expense, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, each quarter. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, prior periods have not been restated. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income in the third quarter of 2003.

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

      A significant portion of our international net revenues, operating expenses and net income are denominated in Euros. During the third quarter and first nine months of 2003, the U.S. dollar weakened against the Euro. Our weighted-average translation rate used to convert Euro denominated transactions into U.S. dollar equivalents, increased by approximately 16% and 20%, during the third quarter and first nine months of 2003, respectively, compared to the same periods in the prior year. These weighted-average translation rate changes for the Euro, combined with translation rate changes in other foreign currencies, resulted in increased net revenues of approximately $14.9 million and $55.3 million for the third quarter and first nine months of 2003, respectively, as well as increased operating expenses of approximately $7.7 million and $26.5 million, respectively, during the same periods.

      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income.

Employees

      As of September 30, 2003, eBay Inc. and its consolidated subsidiaries employed approximately 5,300 persons (excluding approximately 400 temporary employees), of whom approximately 3,800 were in the United States (excluding approximately 300 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and our continuing ability to find and retain highly qualified technical and managerial personnel.

Liquidity and Capital Resources

Cash Flows

      Since inception, we have financed operations primarily from net cash generated from operating activities. In addition, we have obtained additional financing from the sale of preferred stock and warrants, proceeds from the exercise of those warrants, proceeds from the exercise of stock options and proceeds from our initial and follow-on public offerings. During the first nine months of 2003, we were primarily financed by cash flows from operating activities and proceeds of stock option exercises.

      Net cash provided by operating activities was $297.0 million during the first nine months of 2002 and $606.7 million in the same period of 2003. Net cash provided by operating activities resulted primarily from our net income, tax benefits from employee stock options and non-cash charges for depreciation and amortization. During the first nine months of 2002, such amounts were partially offset by net changes in assets and liabilities. During the first nine months of 2003, net changes in assets and liabilities contributed to increased cash flows from operating activities.

      Net cash used in investing activities was $181.1 million in the first nine months of 2002 and $725.8 million in the same period of 2003. The primary use for invested cash in the periods presented was for net investments, purchases of property and equipment, and acquisitions. Capital expenditures increased in the first nine months of 2003, compared to the same period of the prior year, primarily as a result of our purchase in the second quarter of 2003 of new facilities in San Jose, California for $125.1 million.

      Net cash provided by financing activities was $100.3 million in the first nine months of 2002 and $568.5 million in the same period of 2003. Net cash provided by financing activities was primarily due to the issuance of common stock associated with stock option exercises.

      We expect capital expenditures to approximate $95 million for the remainder of 2003, without taking into account any acquisitions. We estimate that the capitalization of major site and other product development costs will approximate $11 million through the remainder of 2003. The remaining balance will be used primarily for the purchase of computer hardware and software of approximately $64 million, and furniture and fixtures, leasehold improvements and other corporate assets of approximately $20 million.

Indemnification Provisions

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

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users and to encourage existing users to list items for sale, purchase items through our service or use our payment services, both in the U.S. and internationally;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	foreign, federal, state or local government regulation, including investigations prompted by items listed, sold or paid for by our users;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as the credit card associations;

•	the success of our geographical and product expansion;

•	the introduction of new sites, services and products by us or our competitors;

•	volume, size, timing and completion rate of transactions on our websites;

•	consumer confidence in the safety and security of transactions on our websites;

•	the costs and results of litigation that involves us;

•	our ability to upgrade and develop our systems, infrastructure and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner;

•	our ability to integrate successfully and cost effectively manage our acquisitions, including PayPal and, more recently, EachNet;

•	our ability to manage transaction loss and credit card charge back rates and the payment funding mix at PayPal;

•	our ability to expand PayPal’s product offerings internationally (including our ability to obtain any regulatory approvals) and to increase the acceptance of PayPal by online merchants outside of the eBay marketplace;

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in our businesses;

•	our ability to expand our product offerings involving fixed-price trading;

•	the results of regulatory decisions that affect us;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties;

•	the actions of our competitors;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our technology suppliers and other parties with which we have commercial relations;

•	the level of use of the Internet and online services;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, for the trading of products such as those listed on our websites;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war or terrorist actions.

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

      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada and South Korea, has also become critical to our revenues and profits. Expansion into international markets, such as our recent entry into the People’s Republic of China, requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In many countries, we compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit the listing of certain categories of goods, may require special licensure, or may limit the transfer of information between our foreign subsidiaries and ourselves;

•	legal uncertainty regarding liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	more stringent consumer and data protection laws;

•	cultural ambivalence to, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors;

•	profit repatriation restrictions, foreign currency exchange restrictions and exchange rate fluctuations;

•	changes in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

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

      We intend to expand PayPal’s services internationally. Both eBay and PayPal have limited experience with the payments business outside of the U.S. In addition to all of the factors listed above, we expect that successful international expansion of PayPal’s business will require international licensure, compliance with local consumer protection, data protection and other laws, and successful integration with local payment providers (including banks, credit and debit card associations, electronic fund transfer systems and others). In some countries, expansion of PayPal’s business may require a close commercial relationship with a local bank. We do not know if these or other factors may prevent, delay or limit PayPal’s expansion or reduce its profitability. Any limitation on our ability to expand PayPal internationally could harm our business.

Our investment in EachNet is subject to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.

      In July 2003, we completed the acquisition of the remaining outstanding capital stock and options of EachNet. EachNet is a Delaware corporation and a foreign person under the law of the People’s Republic of China, or PRC, and is subject to many of the risks of doing business internationally described above under “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services, and have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet companies, including EachNet. In order to meet local ownership and regulatory licensing requirements, the EachNet website is operated through a foreign-owned enterprise indirectly owned by EachNet Inc., which acts in cooperation with a local PRC company owned by certain EachNet employees. We believe EachNet’s current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. There are also uncertainties regarding EachNet’s ability to enforce contractual relationships it has entered into with respect to management and control of the company’s business. If EachNet were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, revocation of its business and Internet content provider licenses, or it could be forced to discontinue its business entirely.

We are exposed to fluctuations in currency exchange rates.

      Net revenues outside the United States accounted for approximately 26% of our net revenues in 2002 and 34% of our net revenues in the nine months ended September 30, 2003. Because a significant and growing portion of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and thus may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate funds in non-US currencies to facilitate customer withdrawals, and thus faces foreign exchange risk as these currencies fluctuate against the U.S. dollar. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, our European revenues and profits will be reduced as the result of these translation adjustments.

Our business may be subject to sales and other taxes.

      We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or any foreign country may seek to impose value-added taxes, or VAT, or sales or use tax collection or record-keeping obligations on companies such as ours that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an auctioneer or the agent of our sellers. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years, through November 1, 2003. The expiration of this moratorium may permit new Internet taxes that could adversely affect our business. Legislation has also been introduced in the U.S. Congress to override the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Passage of such legislation and the imposition of such sales tax requirements would adversely affect our sellers and our business. On July 1, 2003 eBay began collecting VAT on the fees we charge sellers in the European Union, or EU. We continue to work with the relevant tax authorities to clarify our obligations under these new regulations. There have been and will continue to be substantial ongoing costs associated with complying with the VAT rules throughout the EU, and the increased costs to our European users may reduce their activity on our websites and could adversely affect our international transaction net revenues. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system would harm our business.

PayPal faces significant risks of loss due to fraud and disputes between senders and recipients. If PayPal is unable to deal effectively with fraudulent transactions and customer disputes, PayPal’s losses from fraud would increase, and its business would be harmed.

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

      For 2002 and the nine months ended September 30, 2003, PayPal’s provision for transaction losses totaled $28.8 million and $24.9 million, respectively, representing 0.41% and 0.29% of PayPal’s total payment volume. If PayPal is unable to deal effectively with fraudulent transaction and customer disputes, its loss rate would increase and its business would be harmed.

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

      PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal has been assessed substantial fines for excess chargebacks in the past, and excessive chargebacks may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures may not be effective. If these measures do not succeed, our business will suffer.

      In addition, prior to September 2003, some card issuers have treated purchases made through PayPal as the purchase of a money transfer service rather than the purchase of goods and services, which resulted in reduced chargeback rights for the consumer if the consumer did not receive the goods or received unsatisfactory goods. PayPal could be required to provide consumers full chargeback rights in such cases, which may result in increased losses from merchant fraud and from disputes over the quality of goods and services.

      In October 2003, PayPal launched a new buyer protection program that will refund buyers up to $500 in certain eBay transactions if they do not receive the goods they purchased or if the goods are significantly not as described. In the event that PayPal makes such a refund, it will seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal Buyer Protection program is likely to increase PayPal’s loss rate.

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

      As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or their account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal is subject to purported class action lawsuits challenging its procedures and disclosures with respect to suspicious accounts, and alleging that those procedures and disclosures violate federal and state law on consumer protection and unfair business practice and are inconsistent with PayPal’s user agreement. In addition, many customers who are subject to such restrictions complain to regulatory agencies. As a result of customer complaints, PayPal has also received inquiries regarding its restriction practices from the Federal Trade Commission and the attorneys general of a number of states. If PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. If PayPal loses the litigation described above or becomes subject to an enforcement action, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial damages or fines. Even if PayPal is able to defend itself successfully, the litigation or enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      In 2002, both Visa and MasterCard adopted new operating rules for third party Internet payment services like PayPal. In order to comply with the associations’ new rules, PayPal and its credit card processors have implemented changes to existing business processes for U.S. customers, and throughout the first nine months of 2003, have been working aggressively on changes with respect to processes for transactions involving international customers. The complexity of the implementation changes required by both PayPal and its payment processor necessitated a formal request by PayPal’s payment processor to MasterCard for an extension to the compliance deadlines. PayPal and its payment processor anticipate that an extension will be granted by MasterCard. If the extension is not granted, PayPal could be subject to fines, the amount of which is within MasterCard’s discretion. Even if the extension is granted, PayPal and its processor could be unable to implement the necessary changes, which could result in fines or the inability of PayPal to process MasterCard payments for international merchants in certain countries. PayPal also could be subject to fines from MasterCard and Visa if it fails to register and conduct additional monitoring with respect to the activities of merchants that are considered “high risk,” primarily merchants that sell digital content or digital information services.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express and Discover may increase the interchange fees that they charge for each transaction using their cards. MasterCard implemented an increase to its interchange fees effective April 2003. Visa implemented an increase in credit card interchange fees effective August 2003. Visa and MasterCard both implemented a decrease in their debit card interchange fees in August 2003 as a result of the settlement of litigation, but the settlement agreement only requires them to maintain these lower interchange fees until January 2004, after which they could again increase debit card interchange fees. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal. Any such increased fees could increase PayPal’s operating costs and reduce its profit margins. Furthermore, PayPal’s credit card processors require it to pledge cash as collateral with respect to PayPal’s acceptance of Visa, MasterCard, American Express and Discover and the amount of cash that PayPal is required to pledge could be increased at any time.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission or electronic funds transfers, it could be subject to liability and forced to change its business practices.

      PayPal believes that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate banks, bank holding companies or other types of providers of electronic commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned below. However, one or more states may conclude that, under its or their statutes, PayPal is engaged in an unauthorized banking business. PayPal received written communications from regulatory authorities in New York and Louisiana in early 2002 expressing the view that its service as it formerly operated constituted an unauthorized banking business, and from authorities in California and Idaho in 2001 that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns and received a conclusion in 2002 from the New York Banking Department that its current business model does not constitute illegal banking. PayPal also has obtained licenses to operate as a money transmitter in California, Louisiana, Idaho and other states. However, we cannot assure you that the steps PayPal has taken to address state regulatory concerns will be effective in all states. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, in which case our business would further suffer.

      A number of states have enacted legislation regulating money transmitters and PayPal has applied for licenses under this legislation in 31 jurisdictions. To date, PayPal has obtained licenses in 23 of these jurisdictions. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability or forced to cease doing business with residents of certain states or to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, in which case our business would further suffer. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Additionally, pending legislation at the state and federal levels may restrict further PayPal’s information gathering and disclosure practices. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction. During 2002 and the nine months ended September 30, 2003, PayPal processed approximately 348,000 and 598,000 transactions per day, respectively, and any violations could expose PayPal to significant liability.

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

      PayPal currently offers its product to customers with credit cards to send payments in 37 countries outside the U.S., and to receive payments in 32 of those countries. In 20 of these countries, customers can withdraw funds to local bank accounts. In the fourth quarter of 2002, PayPal began offering customers the ability to send or receive payments denominated in Pounds, Euros, Canadian Dollars or Yen, in addition to U.S. Dollars. In these 37 countries, it is not clear whether, in order to provide its product in compliance with local law, PayPal needs to be regulated as a bank or financial institution or otherwise. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. A PayPal subsidiary has applied for a license as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the European Union. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

PayPal’s financial success will remain highly sensitive to changes in the rate at which its customers fund payments using credit cards rather than bank account transfers or existing PayPal account balances. PayPal’s profitability could be harmed if the rate at which customers fund using credit cards goes up.

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance. During 2002 and the nine months ended September 30, 2003, senders funded 50% and 55%, respectively, of PayPal’s payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

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

      We currently are experiencing a period of expansion in our headcount, facilities and infrastructure, in the U.S., internationally, and with PayPal. We anticipate that further expansion will be required to address potential growth in our customer base and number of listings and payment transactions, as well as our expansion into new geographic areas, types of goods and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

•	The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We are in the midst of significant multiyear projects to enhance our current technical architecture. If these projects are not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our operating margins may decrease.

•	Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. We are in the midst of a significant project to enhance our billing software. If this project is unsuccessful and we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

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

      Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war or terrorist activity. Similarly, our results of operations historically have been seasonal in nature because many of our users reduce their activities on our websites with the onset of good weather during the summer months, as well as during the holidays, such as the dates surrounding Thanksgiving (in the U.S.) and Christmas. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, except that its strongest quarter of online growth has historically been the fourth fiscal quarter. As our websites gain more acceptance by a broader base of mainstream users, and as the size of our European operations grows relative to our other operations, we expect these patterns of seasonality to become more pronounced.

Our business may be harmed by the listing or sale by our users of illegal items or the use of our PayPal payment system for illegal purposes.

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

      PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities may be funded using PayPal. In July 2003, PayPal reached agreement with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act and further agreed to have its compliance program reviewed by an independent audit firm. As illustrated by this recent settlement, the processing of payments for illegal transactions could expose PayPal to liability and result in additional restrictions on PayPal’s future operations including restrictions by Visa, MasterCard, American Express and Discover on PayPal’s ability to accept credit card transactions. In addition, future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it takes to verify the identity of customers and to monitor more closely international transactions. PayPal’s business could suffer if customers use its system for illegal or improper purposes, or if usage of its system is reduced because of increased verification requirements.

We are subject to intellectual property and other litigation.

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling and the appeal was heard on October 30, 2003. The court’s decision is expected to be received in late November, 2003.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. On May 27, 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions. On August 6, 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus prejudgment interest and postjudgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-022777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. On September 8, 2003, the plaintiffs filed their motion for class certification. A class certification hearing is scheduled for November 17, 2003. The state court action has been stayed pending developments in the federal actions. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      In September 2002, Bank One Delaware (formerly known as First USA Bank, N.A.) filed a complaint against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two First USA patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction. In September 2003, PayPal filed a complaint against Bank One Corp., Bank One Delaware’s parent, in the same district court alleging infringement of a PayPal patent relating to a process that allows Internet users to make secure payments and authenticated transactions over a computer network. On October 20, 2003, the parties finalized the terms of an agreement to dismiss both lawsuits. The terms of the settlement agreement are confidential.

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

     Our users may be targeted by criminals using fraudulent emails to steal personal information.

      Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties attempting to misappropriate passwords, credit card numbers or other personal information by using fraudulent emails. These emails appear to be legitimate emails sent by eBay or PayPal, but request that recipients provide password, credit card or other personal information, and direct recipients to bogus websites operated by the sender of the email. We actively pursue the parties responsible for these attempts at misappropriation and encourage our users to divulge sensitive information only after they have verified that they are on our legitimate websites, but we cannot entirely eliminate these types of activities. In addition to harming our users, these fraudulent emails may damage our reputation, reduce our ability to attract new users to our websites, and diminish the value of our brand names.

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

      In January 1999, we received initial requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our websites. We were informed that the inquiry includes an examination of our practices with respect to these transactions. We have continued to provide further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter. Should this or any other investigation lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the cost of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. Our business would suffer if we were not to prevail in any action like this. Even the process of providing records and information can be expensive, time consuming and result in the diversion of management attention.

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

      Customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our services. Breaches of our customers’ privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

      Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer service and must resolve certain customer contacts within shorter time frames. PayPal has received negative publicity with respect to its customer service and is the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve promptly certain account restrictions. If PayPal is unable to provide quality customer support operations in a cost-effective manner, its users may have negative experiences, PayPal may receive additional negative publicity and its ability to attract new customers may be damaged. Current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in eBay as a whole.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, NeoCom, PayPal, CARad Inc. and EachNet. We also recently completed the acquisition of substantially all the assets of FairMarket, Inc., a provider of online auction and promotions platforms. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquisition, including the acquisition of PayPal, may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

      We seek to generate a high volume of traffic and transactions on our websites. The satisfactory performance, reliability and availability of our websites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend primarily on the number of items listed by users, the volume of user transactions that are successfully completed, the final prices paid for the items listed and the volume of payment transactions by our payment customers. We need to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased traffic on our site and to implement new features and functions, including those required under our contracts with third parties. We may be unable to project accurately the rate or timing of increases, if any, in the use of our service or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

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

      Any interruption in the availability of our websites will reduce our revenues and profits, and our future revenues and profits could be harmed if our users believe that our system is unreliable. Although our systems have been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial of service attacks and similar events. Some of our systems, including the PayPal site and PayPal’s customer support operations, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. PayPal, in particular, could be offline for a number of days in the event of a disaster in Northern California. Our systems are also subject to break-ins, sabotage, intentional acts of vandalism and to potential disruption if the operators of these facilities have financial difficulties. Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

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

      We are subject to the same foreign, federal, state and local laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s (E.U.) Directive on Distance Selling and Electronic Commerce are only now beginning to be interpreted by the courts and implemented by the E.U. Member States, so their applicability and scope remain somewhat uncertain. In addition, numerous states and foreign jurisdictions, including the State of California, where our headquarters is located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future to impose such regulations upon us or our users, which could harm our business. We are currently subject to potential regulation under the Office of Banks and Real Estate, or OBRE, in Illinois concerning the applicability of the Illinois auction law to our services. In August 2002, Illinois amended the Illinois auction law to provide for a special regulatory regime for “Internet auction listing services.” We expect to register as an Internet auction listing service in Illinois following the adoption of regulations under the amended statute. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business. As our activities and the types of goods listed on our site expand, regulatory agencies may claim that we or our users are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items (e.g., real estate, boats, automobiles). As discussed above, PayPal is also subject to regulation, both in the U.S. and internationally.

      Several domestic jurisdictions have proposed, and California, Minnesota, Utah and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or offline. Many jurisdictions already have such laws and continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. In addition, the Fair Credit Reporting Act, or FCRA, a federal statute enacted in 1970 to protect consumer privacy, includes a provision preempting conflicting state laws on the sharing of information between corporate affiliates. The preemptive provisions of the FCRA will expire on January 1, 2004 unless Congress takes action to extend them or make them permanent. If the preemptive provisions of the FCRA expire, PayPal and eBay will be subject to the laws of each individual state, some of which are more restrictive than the FCRA and may require us to change our business practices.

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

      A number of third parties provide services to our users that indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, and other services. In many cases we have contractual agreements with these companies which may give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future.

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

Our revenues from third-party advertising and end-to-end services are subject to factors beyond our control and may decrease.

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

      We face competition from local, regional and national specialty retailers and exchanges in each of our categories of products. For example:

Antiques and Art: Bonhams & Butterfields, Christie’s, Sotheby’s, other regional auction houses, antique and art dealers and galleries, antique and collectible fairs, estate sales, Ruby Lane, Tias, Allposters.com, Artnet, Art.com, Barewalls.com, Guild.com,

Automotive (used cars and parts): Advance Auto Parts, AutoByTel.com, Autonation.com, AutoPartsPlace, AutoTrader.com, Autozone, Barons Ltd., Barrett-Jackson, California Classics, Car Parts Wholesale, Car-Part.com, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, CSK Auto, Dealix, Discount Auto Parts, Dupont Registry, eClassics.com, ExpressAutoparts.com, General Parts (Carquest), Genuine/NAPA, Hemmings, iMotors.com, JC Whitney, Kragen, Kruse International, OpenAuto.com, PartsAmerica.com, RM Auctions, Inc., TraderOnline, Trader Publishing, newspaper classifieds, used car dealers, swap meets, car clubs, vehicle recyclers

Books, Movies, Music: Abebooks.com, Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/ Tower Records.com

Business-to-Business: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, Overstock.com, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, VerticalNet

Clothing and Accessories: Abercrombie.com, AE.com, Amazon.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, Gap Online sites, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Overstock.com, Payless.com, Ross, Urbanq.com, VictoriasSecret.com, Yoox.com

Coins and Stamps: Collectors Universe, Heritage, US Mint, US Postal Service, Shop At Home, Bowers and Morena, auction houses, independent coin and stamp dealers

Collectibles: Collectiblestoday.com, Franklin Mint, Go Collect, Heritage, Mastronet, Replacements.com, Ruby Lane, Tias, antique and collectible dealers, antique and collectible fairs, flea markets and swap meets, specialty retailers, regional auction houses

Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett Packard, IBM, MicroWarehouse, PC Connection, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, Computer Discount Warehouse, computer, consumer electronics and photography retailers

Home & Garden: IKEA, Crate & Barrel, Home Depot, Williams-Sonoma Inc. (Pottery Barn, Williams-Sonoma), Bed, Bath & Beyond, Lowes, Linens ’n Things, Pier One, Ethan Allen, Frontgate, Burpee.com

Jewelry: Bluenile.com, Diamond.com, Ice.com, Macy’s, Mondera.com, HSN.com, QVC.com, Wal-Mart.com, Zales,

Musical Instruments: Guitar Center/ Musicians Friend, Sam Ash, Gbase.com, Harmony-Central.com, musical instrument retailers and manufacturers

Pottery & Glass: Just Glass, Pottery Auction, Go Collect, Pier 1 Imports, Williams-Sonoma, Replacements.com, Ruby Lane, Tias, antique and collectible dealers, antique and collectible fairs, flea markets and swap meets, specialty retailers, regional auction houses

Sporting Goods/ Equipment: Amazon.com, BassPro, Big 5, Cabellas, Dick’s Sporting Goods, Footlocker, Gart Sports, Gear.com, Global Sports, golfclubexchange, MVP.com, Performance Bike, Play It Again Sports, REI, Sports Authority, Sportsline.com, TGW.com

Sports Memorabilia: Beckett’s, Collectors Universe, Gray Flannel, MastroNet, Lelands, NAXCOM, ThePit.com, Steiner Sports, Superior, hobby shops and discount retailers

Tickets and Experiences: Craig’s List, Liquid Seats, Music Today, Paciolan, RazorGator.com, SCI Ticketing, Ticketmaster, Tickets.com, TicketsNow.com, ticket brokers

Tool/ Equipment/ Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH

Toys and Hobbies: Toys R Us, Amazon.com/ Toysrus.com, KB Toys/ KBToys.com, FAO Inc. (FAO Schwarz, Zany Brainy, the Right Start), Lego, TY Inc.

      Additionally, we face competition from various online commerce sites and e-commerce solution providers including: Amazon.com, BargainAndHaggle, GSI Commerce, Surplus Auction, uBid, Yahoo! Shopping, Overstock.com and a large number of other regional and national companies engaged in consumer-to-consumer or business-to-consumer sales. Different aspects of our fixed-priced business compete with the major Internet portals (AOL, MSN, Yahoo! and comparable companies outside the U.S.) as well as Amazon.com and others.

      Our international websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum in South Korea, El Corte Inglés in Spain, Kelkoo in Italy and Amazon in the U.K. and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in each of these countries there are competitors that have a better understanding of local culture and commerce than we do.

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

      In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user, and PayPal recently implemented a similar buyer protection program covering losses from selected sellers up to $500. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

      The market for PayPal’s product is emerging, intensely competitive and characterized by rapid technological change. PayPal competes with existing on-line and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including First Data, Concord EFS, iPayment, Paymentech, and Wells Fargo; and payment gateways, including CyberSource, VeriSign and Authorize.net;

•	Western Union Auction Payment at BidPay.com and Western Union MoneyZap. Western Union is a subsidiary of First Data;

•	Yahoo! PayDirect offered by Yahoo! and HSBC;

•	current and announced payment services offered by Amazon.com;

•	CheckFree;

•	USPS SendMoney offered by the U.S. Postal Service; and

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data.

•	providers of traditional payment methods, particularly credit cards, checks, money orders and Automated Clearing House, or ACH, transactions.

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

      PayPal’s service relies on the credit card networks, the Automated Clearing House network in the U.S., and similar bank clearing networks overseas. Associations of traditional financial institutions such as Visa, MasterCard and National Automated Clearing House Association, or NACHA, generally set the features of these payment methods. Changes in these associations’ rules could negatively affect PayPal’s competitive position.

      Overseas, PayPal faces competition from similar channels and payment methods in most countries and from regional and national online and offline competitors in each country including Visa’s Visa Direct, MasterCard’s MoneySend, ING’s Way2Pay and Royal Bank of Scotland’s World Pay in the European Community; NOCHEX and FastPay by Royal Bank of Scotland in the U.K.; CertaPay and HyperWallet in Canada, Paymate in Australia and Inicis in South Korea. In addition, in certain countries, such as Germany, electronic funds transfer (EFT) is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service. Effective July 1, 2003, financial institutions in the European Union are restricted from charging customers higher fees than they charge for domestic Euro payments for many cross-border Euro payments. This development could increase the effectiveness of using traditional financial institutions instead of PayPal for European customers seeking to complete cross-border payments.

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

      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

      Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2003, our fixed income investments earned a pretax yield of approximately 1.6% with a weighted average maturity of 5 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $10.4 million.

      We entered into two interest rate swaps on June 19 and July 20, 2000, totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our primary office facilities. The interest rate swaps allow us to receive floating rate receipts based on LIBOR in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our corporate headquarters facility lease commitment. Of the $126.4 million commitment, the interest rate is fixed on $95 million with the balance of $31.4 million remaining at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our payments would increase (decrease) by $78,000 per quarter.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of September 30, 2003, we did not have any unrealized gains or losses associated with our equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $3.8 million and $230,000 during the nine months ended September 30, 2002 and 2003, respectively, relating to the other-than-temporary impairment in the fair value of equity investments. At September 30, 2003, the total fair value of our equity investments was $14.2 million, including $3.1 million in marketable investments.

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

      Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on eBay’s financial position for the nine months ended September 30, 2003, was a translation gain of approximately $59.4 million. This gain is recognized as an adjustment to stockholders’ equity through other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statement of income.

      As of September 30, 2003, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $6.5 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting. As we purchased the forward contracts on September 30, 2003, the fair values of the forward contracts were immaterial as of this date.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into the U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both options and forward contracts. The notional amount of the options hedges in the third quarter of 2003 was 37 million Euro. The premium cost was approximately $500,000 and the net loss on the options was approximately $100,000, both of which were recorded in other income and expense in the third quarter of 2003. No forward contracts were executed in the third quarter of 2003. All contracts hedging translation exposure mature at the end of the quarter in which they are executed.

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

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain Rolex affiliates, or Rolex, in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex has appealed the ruling and the appeal was heard on October 30, 2003. The court’s decision is expected to be received in late November 2003.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. On May 27, 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions. On August 6, 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus prejudgment interest and postjudgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our website and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates state consumer protection law and is an unfair business practice and a breach of PayPal’s User Agreement. This action was refiled with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-022777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice law. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case. On September 8, 2003, the plaintiffs filed their motion for class certification. A class certification hearing is scheduled for November 17, 2003. The state court action has been stayed pending developments in the federal actions. PayPal is defending itself vigorously, but if it is unable to prevail in these lawsuits, it may have to change its anti-fraud operations in a manner that will harm its business and pay substantial damages. Even if its defense is successful, the litigation could damage PayPal’s reputation, could require significant management time, will be costly and could require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      In September 2002, Bank One Delaware (formerly known as First USA Bank, N.A.) filed a complaint against PayPal in the District of Delaware (No. 02-CV-1462) alleging infringement of two First USA patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction. In September 2003, PayPal filed a complaint against Bank One Corp., Bank One Delaware’s parent, in the same district court alleging infringement of a PayPal patent relating to a process that allows Internet users to make secure payments and authenticated transactions over a computer network. On October 20, 2003, the parties finalized terms of an agreement to dismiss both lawsuits. The terms of the settlement agreement are confidential.

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

      Our Audit Committee approved the following non-audit engagements during the quarter ended September 30, 2003:

•	the engagement by PayPal of PwC to review the internal controls of PayPal Asset Management, Inc., a wholly-owned subsidiary of PayPal that acts as transfer agent and registrar for the PayPal Money Market Reserve Fund; and

•	pursuant to the “de minimis” safe harbor exception for non-audit engagements, the engagement of PwC to perform certain tax-related services for Internet Auction Company Limited, a majority-owned subsidiary of eBay.

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits.

      Exhibit 31.1.     Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2.     Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1.     Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2.     Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      On July 24, 2003, eBay furnished a current report on Form 8-K to report under Item 9 that it was filing a copy of its press release announcing its financial results for the three months ended June 30, 2003 and that such press release contained non-GAAP financial measures under Regulation G.

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

Date: November 12, 2003

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