Form 10-K
period 2003-12-31
EBAY INC
filed 2004-03-08
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to .

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

      As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, there were 640,739,874 shares (after giving retroactive effect to the registrant’s two-for-one stock split effective August 28, 2003) of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq National Stock Market as of that date and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $22,611,343,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 1, 2004, there were 653,998,192 shares of the registrant’s common stock outstanding.

PART I

FORWARD LOOKING STATEMENTS

      This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” in Item 7, as well as our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

ITEM 1:	BUSINESS

      eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware and in September 1998 we completed the initial public offering of our common stock. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California, 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com. When we refer to “PayPal.com,” we mean the global payments platform located at www.paypal.com.

Our Mission

      Our mission is to build the world’s most efficient and abundant marketplace in which anyone, anywhere, can buy or sell practically anything. We pioneered online trading by developing an Internet-based marketplace in which a community of buyers and sellers are brought together in an entertaining, intuitive, easy-to-use environment to browse, buy and sell an enormous variety of items. Through our PayPal platform, we enable any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively.

Our Marketplace

      Our marketplace exists as an online trading platform that enables a global community of buyers and sellers to interact and trade with one another. Our role is to create, maintain, and expand the technological functionality, safety, ease-of-use, and reliability of our trading platform while, at the same time, supporting the growth and success of our community of users.

Our Trading Platform

      Our trading platform is a fully automated, topically arranged, intuitive and easy-to-use online service that is available 24-hours a day, seven-days a week, enabling sellers to list items for sale in either auction or fixed-price formats, buyers to bid for and purchase items of interest, and all eBay users to browse through listed items from any place in the world at any time. The platform includes software tools and services, available either for no charge or for a fee, that allow buyers and sellers to more easily trade with one another. Our software tools and services — such as Turbo Lister, Seller’s Assistant, Selling Manager and Selling Manager Pro, which help automate the selling process; the Shipping Calculator, which makes it easier for buyers and sellers to calculate shipping costs; the eBay Toolbar, which helps eBay users stay connected with eBay wherever they are on the Internet; and PayPal, which facilitates the online exchange of funds — are all designed to make our trading process easier and more efficient. Whether provided by us or our commercial partners, services such as our global payments platform at PayPal.com, trust and safety programs, user verification, buyer protection and assurance programs, postage and other shipping services, vehicle inspections, escrow, authentication and appraisal are all intended to create a faster, easier and safer trading environment.

Our Global Payments Platform

      Our global payments platform, PayPal, enables any individual or business with an email address to securely, easily and quickly send and receive payments online. Through PayPal, we intend to accelerate the velocity of trade on eBay and other online businesses by eliminating the various obstacles presented by traditional payment methods. The service builds on the existing financial infrastructure of bank accounts and credit cards and utilizes one of the world’s most advanced proprietary fraud prevention systems to create a safe, global, real-time payment solution. The platform has quickly become a global leader in online payment solutions with over 40 million account members worldwide. Buyers and sellers on eBay, online retailers, online businesses, and traditional offline businesses are transacting using our global payments platform, which is available in 38 countries around the world. PayPal was acquired by eBay in October 2002 and is now located in San Jose, California.

Our Community

      Our community of users is the largest and one of the most loyal online trading communities on the Internet. We have aggregated a significant number of buyers, sellers, and items listed for sale, which, in turn, has resulted in an extremely vibrant trading environment. Our sellers enjoy generally high conversion rates and buyers enjoy an extensive selection of broadly priced goods and services. Key components of our community philosophy are maintaining an honest and open marketplace and treating individual users with respect. We seek to maintain the satisfaction and loyalty of our frequent buyers and sellers by offering a variety of community and support features such as announcement and bulletin boards, customer support boards and personal pages, as well as other topical or category-specific information exchanges. In addition, through the PayPal global payments platform, we enable our community of eBay users, as well as the users of other online trading platforms, to pay for their transactions securely, easily and quickly. By applying a consistent set of policies and fees to our community, we have created a level playing field that lets individuals and businesses of all types and sizes access broad markets and compete equally.

Our Value Proposition

      Our online marketplace makes inefficient markets more efficient.

      Traditional offline marketplaces can be inefficient because:

•	They are fragmented and regional, making it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions;

•	They offer a limited variety and breadth of goods;

•	They often have high transaction costs due to intermediaries; and

•	They are information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices.

      We make these inefficient marketplaces more efficient because:

•	Our global community of users can easily and inexpensively communicate, exchange information and complete transactions;

•	Our marketplace includes tens of millions of items creating a very wide variety and selection of goods;

•	We bring buyers and sellers together for much lower fees than traditional intermediaries; and

•	Our marketplace provides for efficient information exchange.

      In particular, large markets with broad buyer and seller bases, wide product ranges, and moderate shipping costs have been successful on eBay. Our marketplace is most effective, relative to available alternatives, at addressing markets of new and scarce goods, end-of-life products and used and vintage items.

      Our global payments platform also makes online trading more efficient compared to traditional payment methods such as checks, money orders, and credit cards via merchant accounts. These traditional payment methods present various obstacles to the online trading experience, including lengthy processing time, inconvenience, and high costs. PayPal delivers a product well suited for small businesses, online merchants and individuals by allowing them to send and receive online payment securely, conveniently and cost-effectively.

Our Strategy

      We intend to achieve our mission of becoming the world’s most efficient and abundant marketplace by creating marketplace conditions that enable our users’ success. By continuing to foster the vibrancy of the world’s largest network of buyers and sellers, and by making the online trading experience faster, easier and safer, we better enable the success of our user community.

Growing our User Community

Delivering Value to Buyers and Sellers

      Our success has been largely dependent upon the success of our community of confirmed registered users, which has grown from approximately two million at the end of 1998 to 95 million at December 31, 2003. In addition, at December 31, 2003, we had over 41 million active users, compared to approximately 28 million at the end of 2002. We define an active user as any user who bid on, purchased, or listed an item during the prior 12 months.

      We attract buyers and sellers to our community by offering:

Buyers • Selection • Value • Convenience • Entertainment	Sellers • Access to broad markets • Efficient marketing and distribution costs • Ability to maximize prices • Opportunity to increase sales

      We focus on three fundamental building blocks — acquisition, activation and activity — to grow the gross merchandise sales and net revenues derived from the eBay platform. The specific areas of focus in each of our online trading marketplaces, both inside and outside of the United States, depends on the stage of local market development and other considerations.

Creating a Global Marketplace

      A key element of our growth strategy is to continually expand the eBay marketplace to new communities around the world. Providing access to broad markets and reducing the barriers of global trade creates value for both buyers and sellers and greatly increases the vibrancy of our marketplace. As of

December 31, 2003, eBay and our consolidated subsidiaries had websites directed toward the following countries:

• Australia • Austria • Belgium • Canada • China • France • Germany	• Hong Kong • Ireland • Italy • New Zealand • Singapore • South Korea • Spain	• Sweden • Switzerland • Taiwan • The Netherlands • United Kingdom • United States

      In addition, through our equity investment in MercadoLibre, our geographic reach as of December 31, 2003, included the following countries:

• Argentina

• Brazil
• Chile
• Columbia
• Ecuador
• Mexico
• Uruguay
• Venezuela

Providing a Faster, Easier and Safer Trading Experience

Category Growth

      Category growth both in number and size within the eBay marketplace is a key element in creating a faster, easier, and safer online trading experience. In 2003, we made significant investments to grow existing categories and to expand the number of categories in the eBay marketplace. By focusing development, marketing and customer support efforts around major categories, we achieved greater than 27% year-over-year growth in gross merchandise sales in all of our major categories and increased the number of global categories under which eBay users can list goods for sale, to more than 45,000 as of December 31, 2003.

Major Categories

      As of December 31, 2003, listings on eBay.com were organized under the following categories:

• Antiques • Art • Books • Business & Industrial • Clothing, Shoes and Accessories • Coins • Collectibles • Computers & Electronics • Dolls & Bears	• Entertainment • Everything Else • Home • Jewelry & Watches • Musical Instruments • Pottery & Glass • Real Estate • Specialty Services • Sports	• Stamps • Tickets • Toys & Hobbies • Travel • eBay Motors • Motorcycles • Other Vehicles • Passenger Vehicles • Parts & Accessories

      Each major category has numerous subcategories, with the most popular items sold on eBay being those that are relatively standardized, well represented with a photo, small and easily shipped and relatively inexpensive.

Payment Services

      Providing more efficient and effective payment methods is essential to creating a faster, easier and safer online trading experience. Traditional payment methods such as checks, money orders and credit cards processed through merchant accounts, all present various obstacles to the online trading experience, including lengthy processing time, inconvenience and high costs. Our PayPal online payments solution allows our community of eBay users, as well as users of other online businesses, to pay for their transactions securely, easily and quickly.

      Our goal for PayPal is to become the world’s most convenient, secure, and cost-effective online payments solution. PayPal currently offers its services in English to users in 38 countries, including the United States. During 2003, over $12.2 billion in total payment volume, or TPV, was transacted on the PayPal platform, consisting primarily of payment to individuals and small businesses trading on eBay and various other online shopping sites. As of December 31, 2003, PayPal had 40 million accounts, compared to 23 million accounts at December 31, 2002.

      PayPal has achieved its rapid growth by delivering a combination of user convenience, competitive pricing and customer safeguards. During the year ended December 31, 2003, PayPal’s total number of accounts grew by 17 million, an average of 46,000 per day. During this same period, PayPal processed an average of 629,000 payments per day, averaging $33.5 million in daily payment volume, with an average payment of $53 sent during this period.

The eBay Online Trading Experience

      We describe below the typical buying and selling experience on the eBay websites, subject to some variation on a country-by-country basis.

Registration

      Any visitor to eBay.com and our international websites can browse through the eBay service and view the items listed for sale. To bid on, list or purchase an item, buyers and sellers must first register with eBay by completing a short online form and confirmation process.

Buying on eBay

      Users can search for specific items by browsing through a list of items within a category or subcategory and then “click through” to a detailed description for a particular item. Users can also search specific categories, interest pages or the entire database of listings using keywords to describe their areas of interest. Our search engine generates lists of relevant items with links to detailed descriptions. Each item is assigned a unique identifier so that users can easily search for and track specific items. Users also can search for a particular bidder or seller by name to review his or her listings and feedback history and search for products by specific region or other attributes. Once a user has found an item and registered, the user may enter a bid for the maximum amount he or she is willing to pay at that time, or for those listings that offer the Buy-It-Now feature, purchase the item by paying the Buy-It-Now price established by the seller. In the event of competitive bids, the eBay service automatically increases bidding in increments based upon the current high bid, up to the bidder’s maximum price.

      We encourage direct interaction between buyers and sellers. Potential buyers wishing additional information about a listed item can contact the seller through email. We believe that this interaction between potential buyers and sellers enhances the trading experience on eBay and is an important element of our service. Once each bid is made, we send an email confirmation to the bidder and an outbid notice to the next highest bidder and automatically update the item’s auction status. During the course of the transaction, we notify bidders immediately through email if they are outbid. Buyers are not charged for making bids or purchases through eBay. In addition, buyers can specify items of interest on a service called “Favorite Searches” (previously named “Personal Shopper”) and receive automated email messages when these particular items are available for sale on eBay.

Selling on eBay

      Users can sell items on eBay by registering and selling items on their own, or with the help of an eBay “Trading Assistant,” described below under “Trading Assistants.”

Selling Items

      Registered sellers can list a product for sale by completing a short online form or using “Turbo Lister,” “Selling Manager,” “Seller’s Assistant,” or third-party tools that facilitate the listing of multiple items. The seller selects a minimum price for opening bids for the item and chooses whether the sale will last one, three, five, seven or 10 days. Additionally, a seller may select a reserve price for an item, which is the minimum price at which the seller is willing to sell the item and is typically higher than the minimum price set for the opening bid. The reserve price is not disclosed to bidders. Sellers with appropriate feedback ratings may also choose to use the Buy-It-Now feature at the time of listing, which allows sellers to name a price at which they would be willing to sell the item to any buyer. Listings that offer the Buy-It-Now feature are conducted in the normal auction-style format, but will also feature a Buy-It-Now icon and price. Until the first bid is placed, or in the case of a reserve auction, until the reserve price is met, buyers have the option to buy the item instantly at the specified price without waiting for the auction to end. A seller can elect to sell items in individual item listings or, if he or she has multiple identical items, can elect to hold a “Dutch Auction.” For example, an individual wishing to sell 10 identical watches could hold 10 individual auctions or hold a Dutch Auction in which the 10 highest bidders would each receive a watch at the price bid by the tenth-highest bidder. To be eligible to hold a Dutch Auction, a seller must have a sufficiently high feedback rating and must have been a registered seller for at least 60 days. A seller may also specify that an auction will be a private auction. With this format, bidders’ user names are not disclosed on the item screen or bidding-history screen.

      Sellers generally pay a nominal listing fee to list items for sale. By paying incremental placement fees, sellers can have items featured in various ways. For example, a seller can highlight his or her item for sale by using a bold font for the item heading, have his or her auction displayed as a “Featured Auction,” which allows an item to be rotated on the eBay home page, or select the Buy-It-Now feature, which enables a seller to close an auction instantly once a specified price is reached.

      When an auction ends, the eBay system validates whether a bid has exceeded the minimum price, (and the reserve price, if one has been set). For each successful auction, or if the buyer has elected the Buy-It-Now feature, we automatically notify the buyer and seller via email, and the buyer and seller can then complete the transaction independently from us. At the time of the email notification, we generally charge the seller a final value fee. eBay does not take possession of either the item being sold or the buyer’s payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping. We also offer sellers a free checkout feature that provides a consistent process for exchanging payment and other details at a listing’s end. This process helps sellers get paid faster and reduces the number of emails between buyers and sellers.

      Under the terms of eBay’s user agreement, if a seller receives one or more bids above the stated minimum or reserve price, whichever is higher, the seller is obligated to complete a transaction. We have no power to force the seller or buyer to complete the transaction, other than to suspend them from using the eBay service in the future. In the event the buyer and seller are unable to complete the transaction and the seller notifies us, we have the right to credit the seller the amount of the final value fee.

      We send invoices for listing, feature and final value fees using email to sellers on at least a monthly basis. We require all new sellers to have a credit card account on file. Sellers who pay us by credit card are charged shortly after the invoice is sent. Our fees vary based on country. Our U.S. listing fees, or insertion fees, range from $0.30 to list an item with a minimum bid, opening value or reserve price of under $0.99, to $4.80 to list an item with a minimum bid, opening value or reserve price of $500.00 or more. In addition to the insertion fee, we charge a final value fee if the item sells. These final value fees range from 5.25% of the final listing price for items that sell for less than $25.01, to $28.12 plus 1.5% of the amount over $1,000 for items that sell for over $1,000. The insertion and the final value fees are higher for our special category items such as vehicles or real estate. Through our eBay Picture Services, we offer one free picture in each listing, and charge $0.15 for each additional picture. A detailed listing of our eBay.com fee structure as well as other features available, can be found under “Selling Fees” on our website at www.ebay.com. All pricing is subject to change.

Trading Assistants

      The eBay Trading Assistants program is a network of experienced eBay sellers who have indicated their willingness to assist others in the sale of items for a fee. Interested sellers can search the Trading Assistant Directory to find someone to sell items on their behalf. The Trading Assistants and their clients negotiate the terms and conditions of these services.

Other eBay Services

Customer Support

      We devote significant resources to providing personalized, accurate and timely support services to our community of users. Buyers and sellers can contact us through a variety of means, including email, online text chat and, in certain circumstances, telephone. We are focusing our resources on increasing our accessibility and capacity, expanding our category specific support, extending our online self-help features, and improving our systems and processes to allow us to provide the most efficient and effective support possible.

Value-Added Services

      eBay users have access to a variety of “pre-trade” and “post-trade” services to enhance their user experience and to make trading faster, easier, and safer for them. “Pre-trade” services simplify the listing process and include photo hosting, authentication and seller productivity software. “Post-trade” services, which make transactions easier and more comfortable to complete, include payment processing, insurance, vehicle inspections, escrow, shipping and postage. We currently provide these services directly or through contractual arrangements with third parties.

Trust and Safety Programs

      We have developed a number of programs, including our Feedback Forum and SafeHarborTM program, to make eBay users more comfortable dealing with unknown trading partners and completing commerce transactions on the Internet.

     Feedback Forum

      eBay’s Feedback Forum encourages each user to provide comments on other eBay users with whom he or she trades and lets every user view other users’ profiles, which include feedback ratings and comments by other users. Every registered eBay user has a feedback profile containing compliments, criticisms and other comments by users who have conducted business with the person. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match specific transactions with the user names of their trading partners. This information is recorded in a feedback profile that includes a feedback rating for the person with feedback sorted according to whether it was given over the past month, six months, or twelve months. Users who develop positive reputations will have a color-coded star symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. Before bidding on items listed for sale, eBay users are encouraged to review a seller’s feedback profile to check his or her reputation within the eBay community.

      The terms of eBay’s user agreement prohibit actions that would undermine the integrity of the Feedback Forum, such as a users’ leaving positive feedback about himself or herself through multiple accounts or leaving multiple negative feedback for others through multiple accounts. The Feedback Forum has several automated features designed to detect and prevent some forms of abuse. For example, feedback postings from the same account, positive or negative, cannot affect a user’s net feedback rating (i.e., the number of positive postings, less the number of negative postings) by more than one point, no matter how many comments an individual makes. Also, a user can only leave feedback for completed transactions. Users who receive a sufficiently negative net feedback rating have their registrations suspended and are unable to bid on or list items for sale. We believe our Feedback Forum is extremely useful in overcoming initial user hesitancy when trading over the Internet, as it reduces the anonymity and uncertainty of dealing with an unknown trading partner.

     SafeHarborTM Program

      In addition to the Feedback Forum, we offer the SafeHarborTM program, which provides guidelines for trading, provides information to resolve user disputes and responds to reports of misuses of the eBay service. eBay’s SafeHarbor staff investigates users’ complaints of possible misuse of the eBay service and takes appropriate action, including issuing warnings to users or suspending users from bidding on or listing items for sale. Some of the complaints the SafeHarbor staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting of illegal items for sale. The SafeHarbor group is organized into three areas: Investigations, Fraud Prevention and Community Watch. The Investigations team investigates reported trading infractions and misuse of the eBay service. The Fraud Prevention team provides information to assist users with disputes over the quality of the goods sold or potentially fraudulent transactions. When we receive an officially filed, written claim of fraud from a user, we will generally suspend the offending user from the eBay service or take other appropriate action. The Community Watch team investigates the listing of illegal, infringing or inappropriate items on the eBay sites and violations of certain of our policies. When we receive a valid written claim of intellectual property infringement by the owner of the intellectual property, we remove the offending item. Users who repeatedly infringe intellectual property rights are suspended. In addition, we have increased the number of people reviewing potentially illegal items and have developed software programs that scan new listings for keywords that may indicate illegal, infringing, or inappropriate items. Our trust and safety initiatives, including user identity verification, insurance, integrated escrow, authentication, and other proactive anti-fraud efforts are key elements of our effort to make eBay a safe place to trade.

My eBay

      We offer My eBay, which permits users to receive a report of their recent eBay activity, including bidding, selling, account balances, favorite categories and recent feedback. Users with their own web pages also may post links from their pages to eBay and list the items they are selling on eBay. We also offer About Me, which provides users the opportunity to create their own personal home page free of charge on eBay using step-by-step instructions. The About Me home page can include personal information, items listed for sale, eBay feedback ratings, images and links to other favorite sites.

eBay Foundation

      In June 1998, we donated 1,287,000 split-adjusted shares of our common stock to the Community Foundation Silicon Valley, a tax-exempt donor-advised public charity, and established a fund known as the “eBay Foundation.” Since its inception, the eBay Foundation has made millions of dollars in grants to dozens of programs and initiatives focused on education and expanded access to technology. We also seek user suggestions for worthwhile charities through our website, where charity auctions and other unique promotions are held to support such causes.

The PayPal Online Payment Experience

      Following a completed transaction, eBay buyers and sellers can exchange funds by the payment method of their choice, most frequently through our PayPal global payments platform, but in some cases using check, money order or merchant credit card accounts. PayPal enables any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively. PayPal’s email-driven system builds on the legacy financial infrastructure of bank accounts and credit cards to create an online payment network available to users in 38 countries. PayPal’s global payments platform also provides those individuals and businesses conducting e-commerce transactions on sites other than eBay the same ability to exchange funds in settlement of such transactions.

How PayPal Works

Joining the Network

      To send or receive a payment, a user first must open a PayPal account. PayPal offers three types of accounts: Personal, Business, or Premier. A detailed description of the features of each of these accounts can be found under “Accounts” on our website at www.paypal.com. A new user typically opens an account to send money for an eBay purchase or a purchase on another website, a payment for services rendered, or for a payment to an individual in lieu of cash. Allowing new users to join the network when they make or receive payments encourages PayPal’s natural, user-driven growth. PayPal’s account sign-up process asks each new user to provide PayPal his or her name, street address, phone number, and email address. The user’s email address serves as the unique account identifier.

Making Payments

      Senders make payments at the PayPal website, at an item listing on eBay or another online marketplace where the seller has integrated PayPal’s Instant Purchase Feature, or at the sites of merchants that have integrated PayPal’s Web Accept feature. To make a payment at PayPal’s website, a sender logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through Instant Purchase or Web Accept, a sender selects an item for purchase, confirms the payment information and enters his or her email address and password to authorize the payment. PayPal debits the money from the sender’s PayPal balance, credit card, or bank account and instantly credits it to the recipient’s PayPal balance. In the case of an eCheck payment, the funds are credited to the recipient’s PayPal balance after two to three business days. In turn, the recipient can make payments to others or withdraw his or her funds at any time via check (in the U.S.), electronic funds transfer, or a PayPal debit card. PayPal earns revenues when a Business or Premier account receives a payment.

Funding Payments

      Senders fund payments in three ways:

•	from the sender’s credit card or debit card;

•	in the U.S. and, as of December 31, 2003, six other countries, from the sender’s bank account, using the local electronic funds transfer network; or

•	from the sender’s existing PayPal balance.

      We incur funding costs on payments at varying levels based on the source of the payment, with credit card and debit card funding costs being significantly higher than the other two funding sources. To those users who choose to maintain PayPal balances in U.S. dollars, such users have the ability to select services that provide a money market rate of return on balances placed in PayPal’s Money Market Fund. The PayPal Money Market Fund, which is invested in a portfolio managed by Barclays Global Fund Advisors, bore a current compound annual yield of 1.01% as of December 31, 2003.

      We use the terms “balance” and “PayPal balance” to refer to funds that PayPal customers choose either to invest in the PayPal Money Market Fund (offered only to amounts held in U.S. dollars) or to authorize PayPal to place in pooled bank accounts as agent of PayPal’s customers. These funds belong to our customers and as a result are not reflected in our consolidated balance sheet. Funds belonging to our customers that are not invested in FDIC-insured accounts, such as funds in transit to or from the customer’s bank, and funds held in non-U.S. denominated balances are shown as a liability on our balance sheet. In 2004, the customer liability on our consolidated balance sheet is expected to increase because the balances of our customers in the European Union will be treated as direct liabilities of PayPal’s U.K. subsidiary. These balances are not subject to FDIC insurance and will be invested by PayPal’s U.K. subsidiary in short-term investments.

Verification of PayPal’s Account Holders

      To fund payments from their bank accounts, senders must first become verified PayPal users. The primary method for verification is our Random Deposit technique. Under this technique, we make two deposits ranging from 1 to 99 cents to the user’s bank account. To verify ownership of the account, the user then enters the two amounts as a four-digit code at the PayPal website. In addition to allowing funding through bank accounts, verification also removes some spending limits on users’ accounts and gives them reputational advantages when transacting with other members of the PayPal community.

Withdrawing Money

      Each account holder in the U.S. and 22 other countries may withdraw money from their PayPal account through an electronic fund transfer to his or her bank account or, in the U.S., by a mailed check from PayPal. ACH withdrawals may take three to five business days to arrive in the account holder’s bank account, depending on the bank. Mailed checks may take one to two weeks to arrive, and PayPal charges $1.50 per check. Qualifying PayPal business users in the U.S. can receive a PayPal ATM/debit card, which provides instant liquidity to their respective PayPal account balances. ATM/debit card holders can withdraw cash, for a $1.00 fee per transaction, from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard.

PayPal Fees

      PayPal does not charge a fee to open a Personal, Premier or Business account, or to send money or to add funds. PayPal also does not charge to withdraw funds from any of these accounts that are based in the U.S.; there is a nominal processing fee for withdrawals by non-U.S. accounts. PayPal charges Premier and Business accounts to receive payments at rates from 2.2% plus $0.30 per transaction to 2.9% plus $0.30 per transaction for payments denominated in dollars, and rates from 2.7% plus the equivalent of $0.30 to 3.4% plus the equivalent of $0.30 for payments denominated in other currencies. PayPal also charges a cross border fee amounting to an additional 1% for cross-border payments in dollars, and an additional fee of 0.5% for cross-border payments denominated in other currencies. If the transaction involves a currency conversion, it will be completed at a retail foreign exchange rate determined by PayPal, which is adjusted regularly based on market conditions. This exchange rate includes a 2.5% spread above the wholesale exchange rate at which PayPal obtains foreign currency, and the spread is retained by PayPal. Personal accounts do not pay a fee to receive payments, but may not receive credit card payments. A detailed listing of PayPal fees for receiving payments and withdrawing funds from non-U.S. bank accounts can be found under “Fees” at our website at www.paypal.com. All pricing is subject to change.

Technology

Our eBay Platform

      The eBay platform is composed of a scalable transaction processing system, consumer user interface, and externally accessible Application Programming Interface, or API, for third-party integrations. The scalable system is primarily based on internally developed proprietary software, but also includes selected vendor components. The eBay platform supports the full selling and buying processes, including initial registration for the service, placing bids and managing outbids, listing items for sale, and auction close. The eBay platform also manages various notifications for sellers and buyers, including daily status updates, bid and outbid notices, registration confirmations, account change notices, billing notices, and end-of-auction notices. The platform maintains user registration information, billing accounts, current item listings and historical listings. All information is regularly archived for record-keeping and analysis purposes. The platform regularly updates a comprehensive search engine with the titles and descriptions of items, as well as pricing and bidding updates for active items. The platform also updates the seller’s billing account every time an item is listed, a feature is selected, or an auction closes with a bid in excess of the seller-specified minimum bid. The platform sends electronic invoices to all sellers at least monthly. In addition to these features, the eBay service also supports a community bulletin board and chat areas where users and eBay customer support personnel can interact. Our overall system volume is significant, with peak usage in 2003 of 720 million page views per day and 7.8 gigabits of outbound data traffic per second.

      Our eBay platform is designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. The eBay service provides 24-hours a day, seven-days a week availability. Substantially all of our system hardware is hosted at Cable & Wireless and Qwest facilities in San Jose, California, and Sprint Communications facilities in Sacramento, California, each of which provides redundant communications lines and emergency power backup. Although our systems have been designed around industry-standard architecture to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption, and we do not maintain fully redundant systems. For more information regarding these risks, see the information in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — System failures could harm our business.”

      Our platform consists of Sun database servers running Oracle relational database management applications with a mix of Sun and Hitachi storage devices, along with a suite of Pentium-based Internet servers running the Windows NT and Linux operating systems. We use F5 Networks’ load balancing systems and our own redundant servers along with select software from Veritas to provide for fault tolerance, and we use IBM’s WebSphere application server for certain platform functions. We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We have announced our intention to enhance our billing system with products from CSG Systems. We must continually improve our systems to accommodate the increasing levels of use of our websites. In addition, we may need to develop or license additional technology in order to add new features and functionality to our services. The cost of our development efforts, plus the required capitalization of certain site-related software and development costs, totaled $82.0 million in the year ended December 31, 2001, $120.1 million in 2002 and $197.8 million in 2003. Our inability to upgrade our technology, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. For more information regarding these risks, see the information in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — Our failure to manage growth could harm us.”

      Our competitive space is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance, features and reliability of our services in response to competitive services and product offerings and evolving demands of the Internet. Our failure to adapt to these changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. To address the need for rapid change as well as stability, we have undertaken a project to enhance and evolve our current architecture. The new architecture is intended to facilitate continued stability, improved scalability and improved efficiency. As of the fourth quarter of 2003, the new architecture is serving 80% of overall traffic on the eBay websites. This project is ongoing, with phased rollouts through 2004. We plan to time these rollouts in a manner that minimizes the impact to our user community.

Our PayPal Platform

      Our PayPal technology is designed to assure user access to the PayPal website. We focus much of PayPal’s development efforts on creating specialized software that enhances its Internet-based customer functionality. One of PayPal’s key challenges remains building and maintaining a scalable and reliable system, capable of handling traffic and transactions for a growing customer base. Most major components of our PayPal network reside at our facilities in San Jose, California, at an Equinix data center in San Jose, California, at a Cable & Wireless data center in Santa Clara, California, and at our PayPal operations and customer support facility in Omaha, Nebraska.

      Due to the financial nature of the PayPal product, we seek to offer a high level of data security in order to build customer confidence and to protect our customers’ private information. We have designed our PayPal security infrastructure to protect data from unauthorized access, both physically and over the Internet. PayPal’s most sensitive data and hardware reside at the Equinix and Cable & Wireless data centers. These data centers have redundant connections to the Internet, as well as fault-tolerant power and fire suppression systems. Due to PayPal’s special security needs, we house our PayPal equipment in physically secure areas and we tightly control physical access to our systems. PayPal’s systems and operations are located in the same geographic area and are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruption if the operators of these facilities have financial difficulties. Because PayPal does not maintain fully redundant systems or alternative providers of hosting services, any disaster in Northern California could cause PayPal to be offline for a number of days. For more information regarding these risks, see the information in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — System failures could harm our business.”

      Multiple layers of network security and network intrusion detection devices further enhance the security of our PayPal systems. We segment various components of the system logically and physically from each other on our PayPal networks. Components of the system communicate with each other via Secure Sockets Layer, or SSL, an industry-standard communications security protocol, and require mutual authentication. Access to a system component requires at least two authorized staff members simultaneously to enter secret passphrases. This procedure is designed to protect us from the unauthorized use of PayPal’s infrastructure components. Finally, we store all PayPal data we deem private or sensitive only in encrypted form in our PayPal database. PayPal decrypts data only on an as-needed basis, using a specially designated component of our PayPal system that requires authentication before fulfilling a decryption request.

Competition

      We encounter vigorous competition in our business from numerous sources. Our users can find, buy, sell, and pay for similar items through a variety of competing channels. These include but are not limited to, online and offline retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, classifieds, directories, search engines, products of search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business) and online and offline shopping channels and networks. As our product offering continues to broaden into new categories of items, we expect our competition to continue to broaden to include other online and offline channels for those new offerings. We also compete on the basis of price, product selection, and services. For our PayPal service, our users may choose to pay through a variety of alternative means, including other online payment services, offline payment methods such as cash, check or money order, and traditional online or offline merchant accounts. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a material adverse effect on our business, financial position, operating results, cash flows and reduce the value of our stock. We believe that we will be able to maintain profitability by preserving and expanding the abundance and diversity of our user community and enhancing our user experience, but there can be no assurance that we will be able to continue to manage our operating expenses to mitigate a decline in net income. For more information regarding these risks, see the information in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — Our industry is intensely competitive.”

Seasonality

      Our results of operations historically have been seasonal because many of our users reduce their activities on our websites with the onset of good weather during the summer months and on national holidays. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, except that its strongest quarter of online growth has historically been the fourth fiscal quarter. We expect these patterns of seasonality to become more pronounced as our websites gain acceptance by a broader base of mainstream users and as the size of our European operations, which experience greater seasonality, grows relative to our other operations.

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

      We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and by using the domain name dispute resolution system. As a result, we actively pursue the registration of our trademarks, copyrights, patents and domain names in the U.S. and other major countries. We must also protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive, may require litigation, and may not be successful in every location. We have registered or applied for our “eBay” trademark in the U.S. and over 50 non-U.S. jurisdictions and have in place an active program to continue securing the “eBay” and “PayPal” domain names in major non-U.S. jurisdictions. We have filed to protect our rights to the “eBay” and “PayPal” names in certain new top-level domains such as “.biz” “.info” and “.us” that have become operational more recently. Our inability to secure our trademarks or domain names could adversely affect us in any jurisdiction in which we are not able to register.

      Third parties have from time to time claimed, and others may claim in the future, that we have infringed their past, current or future intellectual property rights. We are involved in several such legal proceedings. Please see the information in “Item 3: Legal Proceedings” and in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — We are subject to intellectual property and other litigation” and “— We may be unable to protect or enforce our own intellectual property rights adequately.”

Employees

      As of December 31, 2003, eBay employed approximately 5,700 persons (excluding approximately 500 temporary employees), of whom approximately 4,200 (excluding approximately 400 temporary employees) were in the United States. Our future success is substantially dependent on the performance of our senior management and key technical personnel and on our continuing ability to find and retain highly qualified technical and managerial personnel.

Segments

      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

      We have identified three reporting segments: U.S., International and Payments. The U.S. segment includes U.S. online marketplace trading platforms other than those of our PayPal and Billpoint subsidiaries. The International segment includes our international online marketplace trading platforms other than those of our PayPal and Billpoint subsidiaries. The Payments segment includes our global payments platform consisting of our PayPal and Billpoint subsidiaries. The Payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the post-acquisition period from October 4, 2002 through December 31, 2003. We discontinued Billpoint’s operations in the first half of 2003.

      Direct contribution consists of net revenues less direct segment costs. Direct segment costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control or influence, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control or influence — such as site operations costs, product development expenses, and general and administrative costs — are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

      For an analysis of financial information about geographic areas as well as our segments, see “Note 4 — Segments” of the notes to our Consolidated Financial Statements, which we incorporate by reference herein.

Available Information

      Our Internet address is www.ebay.com. Our investor relations website is located at http://investor.ebay.com. We make available free of charge on our investors relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

ITEM 2: PROPERTIES

      We own and lease various properties in the United States and in 16 other countries around the world. We use the properties for corporate, administrative, customer support and other general business needs. Our corporate headquarters are located in San Jose, California. Our owned and leased properties provide us with 525,000 and 957,000 aggregate square feet, respectively. The total square feet occupied by our U.S., International and Payments segments are 663,000, 375,000 and 444,000, respectively.

      We are currently considering various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

      For a discussion of the accounting treatment of our leased corporate headquarters, see “Note 8 — Long-Term Obligations” of the notes to our Consolidated Financial Statements, which we incorporate by reference herein.

ITEM 3: LEGAL PROCEEDINGS

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf, and the appeal was heard on October 30, 2003. On February 26, 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. We are currently awaiting the judge’s scheduling order in the case. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. In September 2003, the plaintiffs filed their motion for class certification. In November 2003, the parties tentatively reached agreement as to the monetary terms for settlement of the disputes and we fully accrued for this tentative settlement amount in our income statement for the three months and year ended December 31, 2003. The parties have notified the court that they need time to negotiate and document other terms of any resulting agreement, and the class certification hearing has been rescheduled for March 29, 2004. If PayPal is unable to prevail in these lawsuits or settle them on acceptable terms, it may have to pay substantial damages and change its anti-fraud operations in a manner that will harm its business. Even if PayPal’s defense is successful, the litigation could damage PayPal’s reputation, require significant management time, and require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Following the announcement of the PayPal merger in July 2002, three purported class action complaints were filed in the Delaware Court of Chancery by PayPal stockholders. These three cases have since been consolidated into a single action. Two additional purported class action complaints were filed in the Superior Court of the State of California by PayPal stockholders. The two California state court actions were consolidated and stayed. All of the complaints named as defendants PayPal and each member of its board of directors as well as eBay. The complaints were purported class actions that alleged that, among other things, eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement, and the exchange ratio in the merger was unfair and inadequate. The plaintiffs sought, among other things, an award of unspecified compensatory damages. In January 2004, the plaintiffs in the consolidated Delaware actions voluntarily dismissed these actions without prejudice. The consolidated California actions remain pending, but there has been no activity in them for over a year and the plaintiffs have indicated their intent to dismiss these actions.

      In September 2002, Bank One Delaware (formerly known as First USA Bank, N.A.) filed a complaint against PayPal in the U.S. District Court for the District of Delaware (No. 02-CV-1462) alleging infringement of two First USA patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction. In September 2003, PayPal filed a complaint against Bank One Corp., Bank One Delaware’s parent, in the same district court alleging infringement of a PayPal patent relating to a process that allows Internet users to make secure payments and authenticated transactions over a computer network. On October 20, 2003, the parties finalized the terms of an agreement to dismiss both lawsuits. The terms of the settlement agreement are confidential.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claims that PayPal’s and Billpoint’s payment services infringe its patent, and seeks monetary damages and injunctive relief. On December 24, 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. The case is at a very early stage, with trial currently scheduled for April 2005. We believe that we have meritorious defenses to this suit and intend to defend ourselves vigorously. Even if our defense is successful, the litigation could be costly and require significant management time.

      In May 2002, Tumbleweed Communications Corporation filed a complaint against PayPal alleging infringement of two patents relating to electronic document delivery. Tumbleweed subsequently amended the complaint to add eBay as a defendant, and later amended the complaint to add a third related patent. On December 19, 2003, the parties entered into a settlement agreement dismissing the lawsuit, including counterclaims filed by PayPal, and entered into a patent cross-licensing agreement. The terms of the settlement agreement are confidential.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to intellectual property claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      Our common stock has been traded on The Nasdaq Stock MarketSM under the symbol “EBAY” since September 24, 1998. The following table sets forth the intra-day high and low per share bid prices of our common stock (after giving retroactive effect to the two-for-one stock split effective August 28, 2003) for the periods indicated, as reported by The Nasdaq Stock Market.

	High	Low

Year Ended December 31, 2002
First Quarter	$34.75	$24.42
Second Quarter	32.05	24.62
Third Quarter	31.24	25.52
Fourth Quarter	35.43	25.11
Year Ended December 31, 2003
First Quarter	45.22	33.75
Second Quarter	52.89	42.75
Third Quarter	58.93	49.87
Fourth Quarter	64.80	50.63

      As of March 1, 2004, there were approximately 2,400 holders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

Dividend Policy

      We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Equity Compensation Plans

      For information on securities authorized for issuance under our equity compensation plans, refer to “Equity Compensation Plan Information” under Item 12, which we incorporate by reference herein.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial and supplemental operating data should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended, and as at, December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited Consolidated Financial Statements. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect all previous stock splits, including our two-for-one stock split, effective August 28, 2003.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net revenues	$224,724	$431,424	$748,821	$1,214,100	$2,165,096
Cost of net revenues	57,588	95,453	134,816	213,876	416,058

Gross profit	167,136	335,971	614,005	1,000,224	1,749,038

Operating expenses:
Sales and marketing	96,239	166,767	253,474	349,650	567,565
Product development	24,847	55,863	75,288	104,636	159,315
General and administrative	43,919	73,027	105,784	171,785	302,703
Patent litigation expense	—	—	—	—	29,965
Payroll tax on employee stock options	—	2,337	2,442	4,015	9,590
Amortization of acquired intangible assets	1,145	1,433	36,591	15,941	50,659
Merger related costs	4,359	1,550	—	—	—

Total operating expenses	170,509	300,977	473,579	646,027	1,119,797

Income (loss) from operations	(3,373)	34,994	140,426	354,197	629,241
Interest and other income, net	23,833	46,337	41,613	49,209	37,803
Interest expense	(2,319)	(3,374)	(2,851)	(1,492)	(4,314)
Impairment of certain equity investments	—	—	(16,245)	(3,781)	(1,230)

Income before cumulative effect of accounting change, income taxes and minority interests	18,141	77,957	162,943	398,133	661,500
Provision for income taxes	(8,472)	(32,725)	(80,009)	(145,946)	(206,738)
Minority interests	(102)	3,062	7,514	(2,296)	(7,578)

Income before cumulative effect of accounting change	9,567	48,294	90,448	249,891	447,184
Cumulative effect of accounting change, net of tax	—	—	—	—	(5,413)

Net income	$9,567	$48,294	$90,448	$249,891	$441,771

Net income per basic share:
Income before cumulative effect of accounting change	$0.02	$0.10	$0.17	$0.43	$0.70
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income per basic share	$0.02	$0.10	$0.17	$0.43	$0.69

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(in thousands, except per share data)
Net income per diluted share:
Income before cumulative effect of accounting change	$0.02	$0.09	$0.16	$0.43	$0.68
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income per diluted share	$0.02	$0.09	$0.16	$0.43	$0.67

Weighted average shares:
Basic	435,348	503,552	537,942	574,992	638,288

Diluted	546,066	560,692	561,190	585,640	656,657

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(in millions)
Supplemental Operating Data:
U.S. and International Segments:
Confirmed registered users	10.0	22.5	42.4	61.7	94.9
Active users(1)(2)	—	—	17.8	27.7	41.2
Number of items listed	129.6	264.7	423.1	638.3	971.0
Gross merchandise sales	$2,805	$5,422	$9,319	$14,868	$23,779
Payments Segment(3):
Total accounts	—	—	—	23.3	40.3
Active accounts	—	—	—	7.9	13.2
Number of payments	—	—	—	39.2	229.8
Total payment volume	—	—	—	$2,138	$12,226

(1)	Active user information not available for periods prior to 2001.

(2)	Excludes active users registered with Internet Auction and EachNet.

(3)	Amounts shown are for the periods subsequent to our October 3, 2002 acquisition of PayPal.

	December 31,

	1999	2000	2001	2002	2003

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$221,801	$201,873	$523,969	$1,109,313	$1,381,513
Short-term investments	181,086	354,166	199,450	89,690	340,576
Long-term investments	373,988	218,197	286,998	470,227	934,171
Long-term restricted cash and investments	—	126,390	129,614	134,644	127,432
Working capital	372,266	538,022	703,666	1,082,234	1,498,606
Total assets	969,825	1,182,403	1,678,529	4,040,226	5,820,134
Long-term obligations	15,018	11,404	12,008	13,798	124,476
Total stockholders’ equity	854,129	1,013,760	1,429,138	3,556,473	4,896,242

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition‘ below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

      You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

About eBay

      We pioneered online trading by developing an Internet-based marketplace in which a community of buyers and sellers are brought together in an entertaining, intuitive, easy-to-use environment to browse, buy and sell an enormous variety of items. Through our PayPal service, we enable any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively.

Executive Operating and Financial Summary

      Members of our senior management team regularly review key operating metrics such as new users, active users, listings and gross merchandise sales transacted on our global marketplace as well as new user accounts, total payment volume and off-eBay transactions processed by our wholly-owned PayPal subsidiary. This information allows us to monitor marketplace trends and anticipate new features and functionality that may be required to serve the needs of our users. We believe that an understanding of the key operating metrics and how they change over time is important to investors, analysts and other parties analyzing our market opportunities and business results.

      Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment. This information allows us to monitor the profitability of our business and evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of key financial information and how it changes over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

      We expect that our growth in net revenues during 2004 will result primarily from transaction net revenues across our U.S., International, and Payments segments, with a potentially more significant effect of seasonality during the second and third quarters. The expected future growth in our Payments segment net revenues will also cause downward pressure on our gross margin and operating profit margin. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion, product development, site operations and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business. In addition, to the extent that the

U.S. dollar strengthens or weakens against foreign currencies, and, in particular, the Euro, the translation of these foreign currency denominated transactions into U.S. dollars will impact our net revenues, operating expenses and net income.

      The detailed discussion of our financial condition and results of operations contained herein is intended to provide information to assist investors, analysts and other parties reading this report understand the key operating metrics and financial information summarized above as well as the changes in our results of operations from year to year, the primary factors that accounted for those changes and how certain accounting principles, policies, judgments, and estimates affect our Consolidated Financial Statements.

Business Combinations

      Our historical financial statements reflect the impact of various business combinations that have been accounted for as pooling-of-interests and purchase transactions. Our Consolidated Financial Statements have been retroactively restated to include the historical financial statements of all entities acquired in pooling-of-interests transactions. The financial statements of entities acquired in purchase transactions are reflected in our consolidated results from the effective dates of each acquisition. The aggregate purchase price for all acquisitions using the purchase method of accounting during the three years ended December 31, 2003 totaled approximately $2.1 billion and was been allocated in our Consolidated Financial Statements as follows (in thousands):

Net tangible assets	$207,717
Identifiable intangible assets	326,353
Deferred tax liabilities	(51,000)
Minority interests	(21,690)
Unearned compensation	9,943
Goodwill	1,665,257

$2,136,580

      Tangible net assets were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired was based on management’s estimates using valuation reports prepared by an independent third-party valuation consultant. Such assets consist of customer lists, trademarks and tradenames, developed technologies and other acquired intangible assets including contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of one to seven years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. See “Note 1 — The Company and Summary of Significant Accounting Policies” and “Note 3 — Business Combinations, Goodwill and Intangible Assets” to our Consolidated Financial Statements, which we incorporate by reference herein.

Results of Operations

      The following table sets forth, for the periods presented, certain data from our consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with “Critical Accounting Policies, Judgments and Estimates” as well as our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2001	2002	2003

Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	18.0	17.6	19.2

Gross profit	82.0	82.4	80.8

Operating expenses:
Sales and marketing	33.8	28.8	26.2
Product development	10.1	8.6	7.4
General and administrative	14.1	14.1	14.0
Patent litigation expense	—	—	1.4
Payroll tax on employee stock options	0.3	0.3	0.4
Amortization of acquired intangible assets	4.9	1.3	2.3

Total operating expenses	63.2	53.1	51.7

Income from operations	18.8	29.3	29.1
Interest and other income, net	5.6	4.1	1.7
Interest expense	(0.4)	(0.1)	(0.2)
Impairment of certain equity investments	(2.2)	(0.3)	(0.1)

Income before cumulative effect of accounting change, income taxes and minority interests	21.8	32.8	30.6
Provision for income taxes	(10.7)	(12.0)	(9.5)
Minority interests	1.0	(0.2)	(0.4)

Income before cumulative effect of accounting change	12.1	20.6	20.7
Cumulative effect of accounting change, net of tax	—	—	(0.3)

Net income	12.1%	20.6%	20.4%

Net Revenues Summary

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Segment Net Revenues:
U.S.	$617,011	32%	$816,596	30%	$1,062,834
International	114,162	165%	302,136	120%	664,640
Payments	17,648	440%	95,368	359%	437,622

Total net revenues	$748,821	62%	$1,214,100	78%	$2,165,096

Transaction net revenues:
U.S.	$474,970	51%	$718,239	43%	$1,024,915
International	110,802	168%	297,485	121%	657,874
Payments	16,899	452%	93,303	360%	429,453

Total transaction net revenues	602,671	84%	1,109,027	90%	2,112,242
Advertising and other non-transaction net revenues	146,150	(28)%	105,073	(50)%	52,854

Total net revenues	$748,821	62%	$1,214,100	78%	$2,165,096

Geographical Net Revenues:
U.S.	$634,659	41%	$897,701	57%	$1,406,512
International	114,162	177%	316,399	140%	758,584

Total net revenues	$748,821	62%	$1,214,100	78%	$2,165,096

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located.

      The U.S. segment includes our U.S. online trading platforms, excluding those of our PayPal and Billpoint subsidiaries. The International segment includes our international online trading platforms excluding those of our PayPal and Billpoint subsidiaries. The Payments segment includes our global payments platform including the operations of our PayPal and Billpoint subsidiaries. The Payments segment reflects Billpoint’s historical operations and PayPal’s operations for the periods subsequent to October 3, 2002. We completed our planned wind-down of Billpoint in the first half of 2003.

      Our net revenues result from fees associated with our transaction, advertising and other services in our U.S., International and Payments segments. Transaction net revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from advertising are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Other net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and also from offline services provided by our Butterfields and Kruse subsidiaries, which were divested in the second half of 2002.

      The successive year-over-year growth in net revenues from 2001 through 2003, was primarily the result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, gross merchandise sales and payment transactions processed by PayPal. Our net revenue growth during the year ended December 31, 2003, also reflects a full year of payment transactions processed by PayPal, which we acquired on October 3, 2002.

      The number of confirmed registered users from our U.S. and International segments increased 54% during 2003 to 94.9 million at December 31, 2003. Confirmed registered users increased 45% during 2002 to 61.7 million at December 31, 2002, from 42.4 million at December 31, 2001. The increase in registered users reflects steady growth across our U.S. and international platforms.

      The number of active users on the eBay platform (which excludes the Internet Auction and EachNet websites) increased 49% during 2003 to 41.2 million at December 31, 2003. Active users increased 56% during 2002 to 27.7 million at December 31, 2002, from 17.8 million at December 31, 2001. Active users are the number of users on the eBay platform who bid, bought or listed over the trailing twelve months. We believe that increases in user activity are largely the result of our promotional efforts and our emphasis on helping our user community be successful through the introduction of new site features and functionality and expanded trust and safety programs.

      The number of items listed on eBay.com and our international sites increased by 52% to 971.0 million in 2003, from 638.3 million in 2002, and increased 51% in 2002 from 423.1 million in 2001. This acceleration in listing growth was experienced across our U.S. and international platforms.

      Gross merchandise sales from the U.S. and International segments increased 60% in both 2003 and 2002. Significant contributions to this growth came from our U.S., German, U.K. and South Korean operations. eBay transaction net revenues as a percentage of gross merchandise sales was 7.1% in 2003, 6.8% in 2002 and 6.3% in 2001.

      During 2003, over $12.2 billion in TPV was transacted on the PayPal platform. As of December 31, 2003, PayPal had 40 million accounts, compared to 23 million accounts at December 31, 2002.

U.S. and International Segment Net Transaction Revenues

      U.S. segment transaction net revenues increased 43% in 2003 and 51% in 2002. International segment transaction net revenues increased 121% in 2003 and 168% in 2002. The successive year-over-year growth in U.S. and International segment transaction net revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, listings and gross merchandise sales. We experienced transaction net revenue growth across all major categories with motors, home & garden, computers, consumer electronics, clothing & accessories, and collectibles making the most significant dollar impact.

      International segment transaction net revenues as a percentage of total transaction net revenues was 31% in 2003, 27% in 2002 and 18% in 2001. This growth is primarily the result of strong performances in Germany, the United Kingdom and South Korea. Additionally, the relative strength of foreign currencies, primarily the Euro, against the U.S. dollar resulted in increased net revenues of approximately $82.0 million during 2003, when compared to the weighted-average foreign currency exchange rates used in the preparation of our 2002 Consolidated Financial Statements. Our operations located in Europe experienced seasonally slower growth in July and August, with September and the fourth quarter of 2003 showing improved activity in all markets. We expect that International segment transaction net revenues will continue to grow in significance to our business as we continue to develop and deploy our global online trading platform during 2004.

      On July 1, 2003, eBay began collecting value-added taxes, or VAT, on the fees we charge certain sellers in the European Union, or EU. We continue to work with the relevant tax authorities to clarify our obligations under these new regulations. There have been and will continue to be substantial ongoing costs associated with complying with the VAT rules throughout the EU, and the increased costs to our European users may reduce their activity on our websites and could adversely affect our international transaction net revenues. We also believe that changes in foreign currency rates will impact our operations and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted.

Payments Segment Net Transaction Revenues

      Payments segment transaction net revenues increased 360% in 2003 and 452% in 2002. The year-over-year growth in 2003 reflects a full year of transaction activity from PayPal and substantial increases in transaction volume. The Payments segment contributed approximately 20% of our total net transaction revenues in 2003 compared to 8% in 2002.

      PayPal payment volume totaled $12.2 billion in 2003, and transaction net revenues as a percentage of total payment volume was 3.5%. The growth in Payments transaction net revenues was also positively affected by PayPal’s continued penetration of eBay transactions in the United States and the United Kingdom, growth in our cross border international payment transactions and growth in the off-eBay business. Net transaction revenues from the Payments segment earned internationally totaled $93.9 million during 2003, representing 21.9% of total Payments segment net transaction revenues. We expect the Payments segment transaction net revenues to increase in absolute dollars and as a percentage of total transaction net revenues during 2004.

Advertising and Other Net Revenues

      Advertising and other net revenues decreased in both absolute dollars and as a percentage of total net revenues. Advertising and other net revenues totaled $52.9 million in 2003, $105.1 million in 2002 and $146.2 million in 2001. These amounts as a percentage of total net revenues represented 2% in 2003, 9% in 2002 and 20% in 2001. The decrease in net revenues from advertising and other services was primarily the result of a general deterioration in the online advertising market in 2002, our decision in 2002 to no longer use America Online as our sales agent in the online advertising market, and our divestiture of both of our offline businesses in 2002. We continue to view our business as primarily transaction driven and we expect advertising and other net revenues to continue to decrease as a percentage of total net revenues and possibly in absolute dollars during 2004.

Cost of Net Revenues

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Cost of net revenues	$134,816	59%	$213,876	95%	$416,058
As a percentage of net revenues	18%		18%		19%

      Cost of net revenues consists primarily of costs associated with customer support, site operations and payment processing. Significant cost components include bank charges, credit card interchange, other payment processing costs, employee compensation and facilities costs for our customer support and site operations, Internet connectivity charges, depreciation of equipment, amortization of required capitalization of major site and product development costs, and certain corporate overhead allocations.

      Cost of net revenues increased in absolute dollars and slightly as a percentage of net revenues during 2003 as compared to 2002. The increase in absolute dollars was due to a full year of payment processing costs resulting from our acquisition of PayPal on October 3, 2002, an increase in the volume of transactions on the eBay websites, and continued development and expansion of our customer support and site operations infrastructure. The increase in cost of net revenues as a percentage of net revenues was primarily due to the impact of PayPal’s higher structural costs relating to payment processing offset, in part, by eBay’s site operations costs growing at a slower rate than net revenues. Payment processing costs increased to $215.7 million in 2003 from $120.8 million in 2002, reflecting the full year of PayPal activity in 2003, the substantial increase in PayPal’s total payment volume and increased payment processing costs related to the collection of our eBay fees. Aggregate customer support and site operations costs increased $80.0 million during 2003, compared to the prior year, and resulted primarily from an increase in headcount and related employee costs of approximately $26.5 million. In addition, aggregate depreciation of site equipment and amortization of capitalized software development costs increased $21.5 million as compared to 2002. Costs of net revenues are expected to increase in absolute dollars and to remain generally comparable as a percentage of net revenues during 2004.

      Cost of net revenues increased in absolute dollars but remained generally constant as a percentage of net revenues in 2002. The increase in absolute dollars was due to payment processing costs primarily resulting from our acquisition of PayPal on October 3, 2002, an increase in the volume of transactions on the eBay websites, and continued development and expansion of our customer support and site operations infrastructure. The consistency of costs of net revenues as a percentage of net revenues was primarily due to the offsetting impacts of PayPal’s higher structural costs relating to payment processing and eBay’s cost savings as site operations costs grew at a slower rate than net revenues. Payment processing costs, which consist of credit card interchange fees, bank charges, and other processing charges increased by approximately $50.4 million in 2002. The increase in aggregate customer support and site operations costs totaled $18.6 million in 2002.

Operating Expenses

Sales and Marketing

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Sales and marketing	$253,474	38%	$349,650	62%	$567,565
As a percentage of net revenues	34%		29%		26%

      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff, certain trust and safety programs and certain corporate overhead allocations.

      Sales and marketing expenses increased in absolute dollars in 2003, but decreased as a percentage of total net revenues due to the continued cost leverage in our business and the acquisition of PayPal, which presently has a significantly lower sales and marketing requirement. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increases in absolute dollars. Combined advertising and marketing costs increased $155.2 million in 2003. This increase was primarily the result of our marketing programs directed towards our Internet marketing and national television advertising campaigns as well as several category-focused print campaigns. Employee-related costs increased by $34.0 million in 2003 as we continued to expand our international operations. Sales and marketing expenses are expected to increase in absolute dollars, and to remain generally comparable as a percentage of net revenues during 2004. In addition, our 2004 online marketing expenses will likely increase because of increases in the volume of, and rates for, online advertising that we expect to purchase in order to attract new customers and increase the activity on our websites.

      The increase in sales and marketing expense in 2002, was primarily the result of year-over-year increases in advertising costs of $54.7 million, referral fees paid to marketing partners of $12.6 million and other aggregate expenses related to trade shows and professional fees of $10.5 million.

Product Development

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Product development	$75,288	39%	$104,636	52%	$159,315
As a percentage of net revenues	10%		9%		7%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and certain corporate overhead allocations. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our “V3” platform architecture, global billing, seller tools and payment gateway projects. These capitalized costs totaled $38.5 million in 2003, $15.5 million in 2002 and $6.7 million in 2001, and are reflected as a cost of net revenues when amortized in future periods. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      The increase in absolute dollars in 2003, was primarily the result of increased headcount and computer equipment depreciation. These increases were partially offset by the amounts capitalized in connection with major site and other product development efforts in 2003. The headcount growth was focused on hiring new employees for various platform development initiatives at eBay and PayPal. Our development staff increased 60% from 635 at December 31, 2002 to 1,007 at December 31, 2003. Product development expenses are expected to increase in absolute dollars and slightly as a percentage of net revenues in 2004, as we develop new site features and functionality and continue to improve and expand operations across all our segments.

      The increase in absolute dollars in 2002, was primarily the result of an $18.9 million increase in employee compensation costs, resulting from the growth in our development staff, which increased to 635 at December 31, 2002 from 320 at December 31, 2001, and a $7.3 million increase in maintenance and depreciation costs for equipment used in product development.

General and Administrative

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
General and administrative	$105,784	62%	$171,785	76%	$302,703
As a percentage of net revenue	14%		14%		14%

      General and administrative expenses consist primarily of employee compensation, provision for doubtful accounts, provisions for transaction losses associated with our Payments segment, insurance, fees for external professional advisors and certain corporate overhead allocations.

      The increase in absolute dollars in 2003, was due primarily to employee and facilities related costs, fees for external professional advisors, payment transaction loss expenses resulting from our acquisition of PayPal and charges associated with various legal matters. The increases in employee and facilities related costs resulted from the addition of PayPal employees in various trust and safety functions as well as continued headcount growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations and the integration of acquired businesses. We increased our general and administrative staff from 1,253 at December 31, 2002 to 1,944 at December 31, 2003. Fees for external professional advisors increased by $10.4 million. Charges associated with various legal matters recorded in general and administrative expense totaled $8.6 million. PayPal’s payment transaction loss increased $28.6 million in 2003, reflecting a full year of consolidated operations. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.30% in 2003. Despite higher transaction loss rates expected to be experienced as a result of increased patterns of seasonality and the buyer protection program implemented in September 2003, we expect our full year transaction loss rate will decrease during 2004. With our continued investment in the infrastructure needed to support our business, primarily in our International and Payments segments as well as in our corporate functions, we expect general and administrative expenses to increase in absolute dollars and to remain generally comparable as a percentage of net revenues during 2004.

      The increase in absolute dollars in 2002, was primarily the result of increases of $16.0 million in fees for external professional advisors, $7.8 million in the provision for transaction losses, and $6.5 million in facilities costs. These costs increased to meet the demands of our expanding business, including operations in new countries and the integration of new businesses. To support this growth, we increased our general and administrative staff from 415 at December 31, 2001 to 1,253 at December 31, 2002, which includes the addition of approximately 360 general and administrative employees resulting from our acquisition of PayPal. Of these incremental PayPal employees, a substantial number support PayPal’s various trust and safety programs.

Patent Litigation Expense

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Patent litigation expense	—	N/A	—	N/A	$29,965
As a percentage of net revenues	—		—		1%

      Patent litigation expense during 2003 relates to the accrual of an August 6, 2003 court judgment resulting from the MercExchange patent infringement lawsuit. See “Note 11 — Commitments and Contingencies” to our Consolidated Financial Statements.

Payroll Tax on Employee Stock Options

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Payroll tax on employee stock options	$2,442	64%	$4,015	139%	$9,590
As a percentage of net revenues	0%		0%		0%

      We are subject to employer payroll taxes on employee gains resulting from exercises of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period in which such options are exercised and sold based on actual gains realized by employees. The increases in 2003 and 2002 were primarily a result of larger individual gains recognized on stock option exercises by our employees during periods in which our stock price was high relative to historic levels. Our results of operations and cash flows could vary significantly depending on the actual period that stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed. In general, we expect payroll taxes on employee stock option gains to increase during periods in which our stock price is high relative to historic levels.

Amortization of Acquired Intangible Assets

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Amortization of acquired intangible assets	$36,591	(56)%	$15,941	218%	$50,659
As a percentage of net revenues	5%		1%		2%

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

      Intangible assets include purchased customer lists, trademarks and tradenames, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, using the straight-line method over estimated useful lives ranging from one to eight years. We believe the straight-line method of amortization best represents the distribution of economic value of the identified intangible assets.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with SFAS No. 142, goodwill is subject to assessment for impairment and is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Our annual impairment test was carried out as of August 31, 2003 and there were no events or circumstances from that date through December 31, 2003 that would impact this assessment.

      The increased amortization expense in 2003 primarily reflects the full-year amortization resulting from our acquisition of PayPal on October 3, 2002. Amortization of acquired intangible assets decreased during 2002, primarily from the elimination of goodwill amortization as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. We expect amortization of acquired intangible assets will increase in 2004 as a result of the incremental acquired intangible assets associated with our purchase of additional ownership interests in EachNet and Internet Auction Co. during 2003.

Non-Operating Items

Interest and Other Income, Net

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Interest and other income, net	$41,613	18%	$49,209	(23)%	$37,803
As a percentage of net revenues	6%		4%		2%

      Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

      Our interest and other income, net decreased in absolute dollars and as a percentage of net revenues during 2003, primarily as a result of one-time gains recognized in 2002 from the sale of certain subsidiaries, real estate properties and an equity investment that totaled $20.3 million. This decrease was offset, in part, by increased investment income on a larger aggregate balance of cash, cash equivalents and investments even though the weighted-average interest rate of our portfolio declined to 1.6% in 2003 from 2.8% in 2002. We expect that interest and other income, net, will increase in absolute dollars during 2004, as our cash, cash equivalents, and investments balances continue to grow.

      Our interest and other income, net increased during 2002 primarily as a result of one-time gains from the sale of certain subsidiaries, real estate properties and an equity investment that totaled $20.3 million. These gains were offset by a decrease in interest and investment income of $4.1 million resulting from lower average interest rates, despite an increase in our cash, cash equivalents and investments balances in 2002 and from decreased realized gains on the sale of investments, and a decrease in foreign exchange gains of $3.5 million. Our weighted-average interest rate decreased to approximately 2.8% in 2002 from 3.6% in 2001.

Interest Expense

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Interest expense	$2,851	(48)%	$1,492	189%	$4,314
As a percentage of net revenues	0%		0%		0%

      Interest expense consists of interest charges on mortgage notes, capital leases and our consolidated operating lease arrangement related to our San Jose corporate headquarters.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In accordance with the provisions of this standard, we have included our San Jose headquarters lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Beginning July 1, 2003, our income statement reflects the reclassification of lease payments on our San Jose headquarters from operating expense to interest expense. The increase in interest expense in 2003, is primarily the result of this new accounting standard. We expect our interest expense will increase in absolute dollars, due to the inclusion of a full year of the interest payments on our San Jose lease, and will remain generally comparable as a percentage of net revenue during 2004.

      The decrease in interest expense during 2002, compared to the prior year, was primarily the result of a reduction in the outstanding mortgage note balances in connection with the sale of certain underlying properties.

Impairment of Certain Equity Investments

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Impairment of certain equity investments	$16,245	(77)%	$3,781	(67)%	$1,230
As a percentage of net revenues	2%		0%		0%

      During 2003, 2002 and 2001, we recorded impairment charges totaling $1.2 million, $3.8 million and $16.2 million, respectively, as a result of the deterioration of the financial condition of certain of our private and public equity investees. We identified these impairment losses as part of our normal process of assessing the quality of our investment portfolio. They reflect declines in fair value and other market conditions that we believe are other than temporary. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Provision for income taxes	$80,009	82%	$145,946	42%	$206,738
As a percentage of net revenues	11%		12%		10%
Effective tax rate	47%		37%		32%

      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to non-deductible expenses related to acquisitions, state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate. These expenses are partially offset by decreases resulting from foreign income with lower effective tax rates, tax credits, and tax-exempt interest income.

      The lower effective tax rates in 2003 and 2002 reflect the increasing profit contribution from our international operations that have lower effective tax rates.

      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have evaluated our deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a full valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to use up to $165.8 million of additional deferred tax assets to reduce future income tax liabilities. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Minority Interests

		Percent		Percent
	2001	Change	2002	Change	2003

	(in thousands, except percent changes)
Minority interests	$7,514	(131)%	$(2,296)	(230)%	$(7,578)
As a percentage of net revenue	1%		0%		0%

      Minority interests in consolidated companies represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in various of our subsidiaries during 2003, 2002 and 2001.

      The change in minority interests in 2003 is due primarily to the minority interests’ portion of the net income generated by Internet Auction. We expect that minority interests will continue to fluctuate in future periods. If Internet Auction continues to be profitable, the minority interests adjustment on the consolidated statement of income will continue to decrease our net income by the minority investor’s share of Internet Auction’s net income.

      The change in minority interests in 2002 primarily resulted from Internet Auction generating net income for the first time in 2002 along with our January 2002 acquisition of the remaining 35% minority interest in Billpoint.

Cumulative Effect of Change in Accounting Principle

      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we have included our San Jose headquarters lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our balance sheet at December 31, 2003, reflects additions for land and buildings totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our income statement for the year ended December 31, 2003, reflects the reclassification of lease payments on our San Jose headquarters from operating expense to interest expense, beginning with the quarters following our adoption of FIN 46 on July 1, 2003, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, per quarter for the third and fourth quarters of 2003. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, have not restated prior periods. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income in 2003.

Impact of Foreign Currency Translation

      During 2003, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for 35% of our consolidated net revenues, as compared to 26% of our net revenues in 2002 and 15% of our net revenues in 2001. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and include Euros, British Pounds, Korean Won, Canadian Dollars and Australian Dollars. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

      A significant portion of our international net revenues, operating expenses and net income are denominated in Euros. During 2003, the U.S. dollar weakened against the Euro. The weighted-average translation rate changes for the Euro, combined with translation rate changes in other foreign currencies, resulted in increased net revenues of approximately $82.0 million in 2003 when compared to the weighted-average foreign currency exchange rates used in the preparation of our consolidated financial statements in 2002. In addition, the weighted-average translation rate changes in foreign currencies increased operating expenses by approximately $37.9 million in 2003 when compared to the weighted average translation rates used in 2002.

      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income. See the information in Item 7A under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,

	2001	2002	2003

	(in thousands)
Net cash provided by (used in):
Operating activities	$252,112	$479,903	$874,119
Investing activities	(29,819)	(157,759)	(1,319,542)
Financing activities	101,505	252,067	688,866
Effect of exchange rates on cash and cash equivalents	(1,702)	11,133	28,757

Net increase in cash and cash equivalents	$322,096	$585,344	$272,200

      We have generated annual cash provided by operating activities in amounts greater than net income in 2001, 2002 and 2003, driven mainly by non cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, tax benefits on the exercise of employee stock options resulting from our increasing stock price and the related increases in the personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues, provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary and other costs. In 2001, operating cash flows were partially offset by cash used to support working capital needs. In 2002 and 2003, operating cash flows were positively impacted by the net cash amounts provided by year-over-year changes in working capital assets and liabilities. During 2003, we used net cash provided by operating and financing activities to fund purchases of property and equipment, acquisitions and repayments of borrowings. Net cash provided by operating activities also contributed to an increase in our aggregate cash, cash equivalents and investments balance by $979.8 million in 2003 to approximately $2.8 billion. We currently expect that fiscal 2004 cash flows from operations will continue to exceed net income. We believe that existing cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

      The net cash flows used in investing activities in 2001, 2002 and 2003 were due primarily to the movement of cash between cash and investments, the purchase of property and equipment, and acquisitions. Purchases of property and equipment totaled $57.4 million in 2001, $138.7 million in 2002 and $365.4 million in 2003. Purchases of property and equipment in 2001 and 2002 related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion. In 2003, purchases of property and equipment included the $125.1 million purchase of additional office space in San Jose, California. Purchases of property and equipment in 2003 also included amounts for improvements to various facilities in the U.S. and around the world as well as computer equipment and software to support our site operations, customer support and international expansion. We expect capital expenditures for the purchase of property and equipment to approximate $250 million during 2004, without taking into account any acquisitions or other costs associated with the potential purchase of additional facilities. This amount for 2004 consists primarily of hardware and software for our platform architecture, site operations and corporate information systems. Cash expended for acquisitions, net of cash acquired, totaled $111.7 million in 2001, $59.4 million in 2002 and $216.4 million in 2003. In 2001, we expended cash to acquire a controlling interest in Internet Auction, located in South Korea. Our cash acquisitions in 2002 included acquiring the remaining ownership interest in our Billpoint subsidiary and a 38% interest in EachNet, located in China. We completed our acquisition of PayPal during 2002 through the exchange of our common stock, and we did not include cash payments in the purchase price. Our cash acquisitions in 2003 included acquiring the remaining ownership interest in EachNet and an additional ownership interest in Internet Auction Co.

      The net cash flows provided by financing activities in 2001, 2002 and 2003 were due primarily to proceeds from stock option exercises. Proceeds from stock option exercises totaled $123.7 million in 2001, $252.2 million in 2002 and $700.8 million in 2003. Our future cash flows from stock options are difficult to project as such amounts are a function of both our stock price and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased.

Commitments and Contingencies

      The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following table summarizes our fixed contractual obligations and commitments (in thousands):

			Other
Year Ending	Capital	Operating	Purchase
December 31,	Leases	Leases	Obligations	Total

2004	$2,840	$22,765	$265,237	$290,842
2005	128,376	17,556	162,912	308,844
2006	—	11,693	54,580	66,273
2007	—	9,724	7,601	17,325
2008	—	9,661	749	10,410
Thereafter	—	44,361	—	44,361

	$131,216	$115,760	$491,079	$738,055

      Capital lease amounts include leases obligations associated with computer and other office equipment. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless we decide to purchase the individual assets prior to the end of the respective lease terms. The purchase obligation amount in 2005 also includes the assumed purchase of the corporate headquarters in San Jose, California, in March 2005, when the lease is scheduled to expire. See “Note 17 — Subsequent Events” in the notes to the Consolidated Financial Statements.

      Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office facilities, including our corporate headquarters located in San Jose, California, as well as limited computer and office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

      Other purchase obligation amounts include minimum purchase commitments for advertising, computer equipment, software applications, engineering development services and other goods and services that were entered into through our ordinary course of business. For those contractual arrangements in which there are significant performance requirements, we have developed estimates to project expected payment obligations. These estimates have been developed based upon historical trends, when available, and our anticipated future obligations. Given the significance of such performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

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

Subsequent Events

      On January 26, 2004, we entered into an agreement with mobile.de to acquire all of its outstanding shares for 121 million Euros (approximately $153 million at the January 26, 2004 exchange rate), subject to certain closing adjustments, plus acquisition costs. mobile.de is a classifieds website for vehicles in Germany. The acquisition, which is subject to regulatory approval in Germany by the Federal Cartel Office, is expected to close in the second quarter of 2004. The acquisition will be accounted for using the purchase method of accounting.

      In February 2004, we elected not to exercise certain rights to extend the lease period for our San Jose corporate headquarters. The lease on these facilities will end on March 1, 2005, and we are obligated to make payments to the lessor of $126.4 million at lease expiration.

Critical Accounting Policies, Judgments and Estimates

General

      The preparation of our Consolidated Financial Statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

      An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our Consolidated Financial Statements and other disclosures included in this report.

Provisions for Doubtful Accounts and Authorized Credits

      Our U.S. and International segments are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of actual losses and credits based on our historical experience, are monitored monthly, and are made at the time the related revenue is recognized. The provision for doubtful accounts is recorded as a charge to operating expense, while the authorized credits are recorded as a reduction of revenues. The following table illustrates the provision related to doubtful accounts and authorized credits as a percentage of net revenues for 2001, 2002, and 2003 (in thousands, except percents).

	Years Ended December 31,

	2001	2002	2003

Net revenues from the U.S. and International segments	$731,173	$1,118,732	$1,727,474
Provision for doubtful accounts and authorized credits	25,243	25,455	46,049
Provision for doubtful accounts and authorized credits as a % of net revenues from the U.S. and International segments	3.5%	2.3%	2.7%

      Historically, our actual losses and credits have been consistent with these provisions. However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows. Based on our results for the year ended December 31, 2003, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in operating expenses and/or net revenues of approximately $4.3 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a 25 basis point deviation from our estimates would have upon our Consolidated Financial Statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

		Our
	-25 Basis	2003	+25 Basis
	Points	Estimate	Points

Expense/revenue reduction related to doubtful accounts and authorized credits	$41,731	$46,049	$50,368
Income from operations	633,559	629,241	624,922
Net income	444,722	441,771	438,816
Diluted earnings per share	0.68	0.67	0.67

Provision for Transaction Losses

      Our Payments segment is exposed to transaction losses due to credit card and other payment misuse, as well as non-performance of sellers who accept payment through PayPal. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant-related charge-backs due to non-delivery of goods or services, ACH returns, and debit card overdrafts. These allowances represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those of which we have not yet been notified. The allowances are monitored monthly and are updated based on actual claims data reported by our claims processors. Customers typically have up to 180 days to file transaction disputes. Consequently, the time between estimating the loss provisions and realization of the actual amount is short. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the allowance, in the form of provisions, are reflected as a general and administrative expense in our results of operations, while write-offs to the allowance are made when a loss is determined to have occurred. Recoveries, when collected, are recorded as an increase to the allowance for transaction losses. As of December 31, 2003, the allowance for transaction losses totaled $12.0 million and was included in accrued expenses and other current liabilities in our consolidated balance sheet.

      The following table illustrates the provision for transaction loss expense as a percentage of total payment volume from PayPal operations for the period from October 3, 2002 through December 31, 2002 and for the year ended December 31, 2003 (in thousands, except percents).

	Period from
	October 3, 2002
	through	Year Ended
	December 31, 2002	December 31, 2003

Total payment volume	$2,138,093	$12,226,305
Transaction loss expense	7,832	36,401
As a % of total payment volume	0.37%	0.30%

      The establishment of appropriate allowances for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2003, a five basis point deviation from our estimates would have resulted in an increase or decrease in our operating expenses of approximately $6.1 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a five basis point deviation from our estimates would have upon our Consolidated Financial Statements for the year ended December 31, 2003, and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

		Our
	-5 Basis	2003	+5 Basis
	Points	Estimate	Points

Transaction loss expense	$30,288	$36,401	$42,515
Income from operations	635,354	629,241	623,127
Net income	445,949	441,711	437,588
Diluted earnings per share	0.68	0.67	0.67

Legal Contingencies

      In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our income statement. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Item 3: Legal Proceedings” and “Note 11 — Commitments and Contingencies — Litigation and Other Legal Matters” to our Consolidated Financial Statements, which we incorporate by reference herein. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our U.S. business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three segments.

Accounting for Income Taxes

      We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion, or all of, the deferred tax asset will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our income statement. Where the change in the valuation allowance relates to the deduction for employee stock option exercises, the change is reflected as a credit to additional paid-in capital. As employee stock option exercises are highly dependent upon our stock price, it is extremely difficult to predict the amount of deductions that will be generated from future option exercises and, therefore, for us to ascertain the amount of deferred tax assets related to employee stock option exercises that may be realized in future periods. The deferred tax asset, net of a valuation allowance of $165.8 million, totaled $52.0 million at December 31, 2003 and was offset by deferred tax liabilities of $107.1 million resulting in a net deferred tax liability of $55.1 million. In addition, due to our significant anticipated international expansion, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2003, because such earnings are intended to be reinvested indefinitely. In the event that our future international expansion plans change and such amounts are not reinvested indefinitely, we would be subject to U.S. income taxes partially offset by foreign tax credits. The following table illustrates the provision for income taxes as a percentage of income before income taxes for 2001, 2002, and 2003 (in thousands, except percents):

	Year Ended December 31,

	2001	2002	2003

Income before income taxes	$170,457	$395,837	$653,922
Provision for income taxes	80,009	145,946	206,738
As a % of income before income taxes	47%	37%	32%

      Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows. Based on our results for the year ended December 31, 2003, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in expense of approximately $6.5 million. The following analysis demonstrates, for illustrative purposes only, the potential effect such a one-percentage point deviation change would have upon our financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

		Our
		2003
	-1%	Estimate	+1%

Provision for income taxes	$200,199	$206,738	$213,277
Income before income taxes	653,922	653,922	653,922
Net income	448,310	441,771	435,232
Diluted earnings per share	0.68	0.67	0.66

Advertising and Other Non-Transaction Revenues

      A portion of our net revenues result from fees associated with advertising and other non-transaction services in our U.S., International and Payments segments. Net revenues from advertising are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users and from offline services provided by wholly-owned subsidiaries that were divested in the second half of 2002. Advertising and other non-transaction net revenues, including barter transactions, totaled 20%, 9% and 2% of our consolidated net revenues for the years ended December 31, 2001, 2002 and 2003, respectively, and were primarily generated by our U.S. segment. Revenue from barter arrangements totaled $10.4 million in 2001, $10.1 million in 2002 and $10.1 million in 2003. Certain judgments are involved in the determination of the appropriate revenue recognition, including, but not limited to, the assessment and allocation of fair values in multiple element arrangements and the appropriateness of gross or net revenue recognition. Our advertising and other non-transaction net revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online services and promotions in general. Unlike our transaction revenues, advertising and other non-transaction net revenues are derived from a highly concentrated customer base. During the years ended December 31, 2001, 2002 and 2003, all advertising and other non-transaction net revenues, excluding offline revenues, were derived from approximately 40, 50 and 110 customers, respectively.

Business Combinations

      In accordance with the provisions of SFAS 141, the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset.

      At December 31, 2003 our goodwill totaled $1.7 billion and our identifiable intangible assets totaled $274.1 million. In accordance with the provisions of SFAS 142, we assess the impairment of goodwill and identifiable intangible assets of our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to its business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We completed our annual goodwill impairment test as of August 31, 2003 and determined that no adjustment to the carrying value of goodwill for any of our reportable units was required. We have determined that no events have occurred during the four months ended December 31, 2003 that would require updated analysis.

Risk Factors That May Affect Results of Operations and Financial Condition

      The risks and uncertainties described below are not the only ones facing eBay. Other events that we do not currently anticipate or that we currently deem immaterial also may impair our business operations.

Our operating results may fluctuate.

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users and to encourage existing users to list items for sale, purchase items through our service, or use our payment services, both in the U.S. and internationally;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	foreign or domestic government regulation, including investigations prompted by items listed, sold, or paid for by our users;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	the success of our geographic and product expansion;

•	the introduction of new sites, services, and products by us or our competitors;

•	volume, size, timing, and completion rate of transactions on our websites;

•	consumer confidence in the safety and security of transactions on our websites;

•	the costs and results of litigation that involves us;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner;

•	our ability to integrate successfully and cost effectively manage our acquisitions, including PayPal and, more recently, EachNet;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rate and payment funding mix;

•	our ability to expand PayPal’s product offerings internationally (including our ability to obtain any necessary regulatory approvals) and to increase the acceptance of PayPal by online merchants outside of the eBay marketplace;

•	our ability to attract new personnel in a timely and effective manner;

•	our ability to retain key employees in our businesses;

•	our ability to expand our product offerings involving fixed-price trading;

•	the results of regulatory decisions that affect us;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties;

•	the actions of our competitors;

•	the timing, cost and availability of advertising in traditional media and on other websites and online services;

•	the timing of payments to us and of marketing and other expenses under existing and future contracts;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our technology suppliers and other parties with which we have commercial relations;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, for the trading of products such as those listed on our websites;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.

      Our limited operating history and the increased variety of services offered on our websites make it difficult for us to forecast the level or source of our revenues or earnings accurately. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Due to the inherent difficulty in forecasting revenues it is also difficult to forecast income statement expenses as a percentage of net revenues. Quarterly and annual income statement expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

We may not maintain our level of profitability.

      We believe that our continued profitability at historical levels will depend in large part on our ability to do the following:

•	attract new users and keep existing users active on our websites;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, transaction and chargeback rates, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading experiences.

      We invest heavily in marketing and promotion, customer support, and further development of operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability.

There are many risks associated with our international operations.

      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada, and South Korea, has also become critical to our revenues and profits. Expansion into international markets, such as our recent entry into the People’s Republic of China, requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In many countries, we compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of eBay’s and PayPal’s services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require special licensure, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations and electronic fund transfer systems;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent consumer protection, data protection and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	changes in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

      Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. To the extent we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under “We are exposed to fluctuations in currency exchange rates,” below.

      We intend to expand PayPal’s services internationally. Both eBay and PayPal have limited experience with the payments business outside of the U.S. In some countries, expansion of PayPal’s business may require a close commercial relationship with one or more local banks. We do not know if these or other factors may prevent, delay, or limit PayPal’s expansion or reduce its profitability. Any limitation on our ability to expand PayPal internationally could harm our business.

Our investment in EachNet is subject to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.

      In July 2003, we completed the acquisition of the remaining outstanding capital stock and options of EachNet. EachNet is a Delaware corporation and a foreign person under the laws of the People’s Republic of China, or PRC, and is subject to many of the risks of doing business internationally described above under “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the EachNet website is operated through a foreign-owned enterprise indirectly owned by EachNet Inc., which acts in cooperation with a local PRC company owned by certain EachNet employees. We believe EachNet’s current ownership structure complies with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. There are also uncertainties regarding EachNet’s ability to enforce contractual relationships it has entered into with respect to management and control of the company’s business. If EachNet were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely.

We are exposed to fluctuations in currency exchange rates.

      Net revenues outside the United States accounted for approximately 35% of our net revenues in 2003. Because we conduct a significant and growing portion of our business outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate funds in non-U.S. currencies to facilitate customer withdrawals, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as it did during 2003, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. The change in weighted average foreign currency exchange rates in 2003 relative to the comparable rates used in preparation of our consolidated 2002 financial statements resulted in an increase in net revenue of approximately $82.0 million and an increase in operating expenses of approximately $37.9 million. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments.

Our business may be subject to sales and other taxes.

      We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or any foreign country may seek to impose sales, use, or value-added tax collection or record-keeping obligations on companies such as eBay that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an auctioneer or the agent of our sellers. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998 and 2000, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing access or discriminatory taxes on the Internet through November 1, 2003. The expiration of this moratorium may permit new access or discriminatory taxes on the Internet that could adversely affect our business. Legislation has also been introduced in the U.S. Congress to override the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Passage of such legislation and the imposition of such sales tax requirements would adversely affect our sellers and our business. On July 1, 2003, eBay began collecting value-added tax, or VAT, on the fees we charge sellers in the European Union, or EU. We continue to work with the relevant tax authorities to clarify our obligations under these new regulations. There have been and will continue to be substantial ongoing costs associated with complying with the VAT rules throughout the EU, and the increased costs to our European users may reduce their activity on our websites and could adversely affect our international transaction net revenues. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise or services on our system would harm our business.

Our business may be harmed by fraudulent activities on our websites and disputes between users of our services.

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

      For the year ended December 31, 2003, PayPal’s provision for transaction losses totaled $36.4 million, representing 0.30% of PayPal’s total payment volume. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.

      The highly automated nature of, and liquidity offered by, PayPal’s payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers, often in bulk and in conjunction with automated mechanisms of online communication, potentially can steal large amounts of money from businesses such as PayPal’s. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal is required to reimburse customers for any funds stolen as a result of such breaches. If PayPal fails to prevent external or internal fraud, our business will be harmed.

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

      In addition, prior to September 2003, some card issuers treated purchases made through PayPal as the purchase of a money transfer service rather than the purchase of goods and services, which resulted in reduced chargeback rights for the consumer if the consumer did not receive the goods or received unsatisfactory goods. PayPal could be required to provide consumers full chargeback rights in such pre-September 2003 cases, even if the normal time for exercising chargeback rights has expired. PayPal must also now absorb the costs of chargebacks from all card issuers for goods that are not delivered or are not as described, which may result in increased losses from merchant fraud and from disputes over the quality of goods and services.

      In October 2003, PayPal launched a new buyer protection program that will refund buyers up to $500 in certain eBay transactions if they do not receive the goods they purchased or if the goods are significantly not as described. In the event that PayPal makes such a refund, it will seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal Buyer Protection program has increased PayPal’s loss rate and could cause future fluctuations.

      eBay faces similar risks to those of PayPal with respect to fraudulent activities, although eBay’s risks may to some extent be less significant. eBay periodically receives complaints from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. While eBay can suspend the accounts of users who fail to fulfill their delivery obligations to other users, eBay does not have the ability to require users to make payments or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, eBay does not compensate users who believe they have been defrauded by other users. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation of this sort could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

      Negative publicity generated as a result of fraudulent or deceptive conduct by users of our eBay and PayPal services is increasing, and such publicity could damage our reputation, reduce our ability to attract new users and diminish the value of our brand name.

PayPal’s success in reducing fraud losses depends in part on its ability to restrict the withdrawal of customer funds while it investigates suspicious transactions. PayPal has been and could again be sued by plaintiffs and has received inquiries from governmental entities regarding its account restriction and disclosure practices. If the results of these lawsuits or inquiries are adverse to PayPal, it could be required to pay substantial damages and restructure its anti-fraud processes in ways that would harm its business.

      As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal is subject to purported class action lawsuits challenging its procedures and disclosures with respect to suspicious accounts, and alleging that those procedures and disclosures violate federal and state law on consumer protection and unfair business practice and are inconsistent with PayPal’s user agreement. In addition, many customers who are subject to such restrictions complain to regulatory agencies. As a result of customer complaints, PayPal has also received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and the attorneys general of a number of states. If PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. If PayPal loses the litigation described above or becomes subject to an enforcement action, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial damages or fines. Even if PayPal is able to defend itself successfully, the litigation or enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program.

Changes to card association rules or practices could negatively affect PayPal’s service and, if it does not comply with the rules, could result in a termination of PayPal’s ability to accept credit cards. If PayPal is unable to accept credit cards, our business would suffer.

      Because PayPal is not a bank, it cannot belong to or directly access the Visa and MasterCard credit card associations. As a result, PayPal must rely on banks or payment processors to process transactions. PayPal is required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of processing payments for PayPal. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with PayPal. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules which PayPal and/or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

      In 2002, both Visa and MasterCard adopted new operating rules for Internet payment services like PayPal. In order to comply with the associations’ new rules, PayPal and its credit card processors have implemented changes to existing business processes for U.S. customers, and have worked aggressively throughout 2003 on changes with respect to processes for transactions involving international customers. PayPal and its processors completed the implementation of these changes with respect to Canadian and European customers in February 2004. Any problems with this implementation could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal and its processors could be unable to implement the necessary changes with respect to customers outside the U.S., Canada, and Europe, which could result in fines or the inability of PayPal to process MasterCard payments for international merchants in certain countries. PayPal also could be subject to fines from MasterCard and Visa if it fails to register and conduct additional monitoring with respect to the activities of merchants that are considered “high risk,” primarily certain merchants that sell digital content. PayPal’s credit card processors have passed on to PayPal fines of $50,000 in 2003 and $25,000 through March 1 in the first quarter of 2004 relating to PayPal’s failure to detect the use of its service by certain “high risk” merchants using the PayPal service.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express and Discover may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa have each announced increases to their credit card interchange fees effective April 2004. Visa and MasterCard both implemented a decrease in their debit card interchange fees in August 2003 as a result of the settlement of litigation, but the settlement agreement required them to maintain these lower interchange fees only until January 2004, and they have announced increases in debit card interchange fees, in January 2004 and April 2004, respectively, to levels close to those that prevailed prior to August 2003. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal. Such increased fees will increase PayPal’s operating costs and reduce its profit margins.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission or electronic funds transfers, it could be subject to liability and forced to change its business practices.

      We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of electronic commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned below. However, one or more states may conclude that PayPal is engaged in an unauthorized banking business. PayPal received written communications from regulatory authorities in New York and Louisiana in early 2002 expressing the view that its service as it formerly operated constituted an unauthorized banking business, and from authorities in California and Idaho in 2001 that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns and received a conclusion in 2002 from the New York Banking Department that its current business model does not constitute illegal banking. PayPal also has obtained licenses to operate as a money transmitter in California, Louisiana, Idaho and many other states. However, we cannot guarantee that the steps PayPal has taken to address state regulatory concerns will be effective in all states. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.

      A number of states have enacted legislation regulating money transmitters and PayPal has applied for licenses under this legislation in 31 jurisdictions. To date, PayPal has obtained licenses in 24 of these jurisdictions. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. During 2003, PayPal processed approximately 629,000 transactions per day, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear. The cost of obtaining any required licenses or regulatory approvals in these countries could affect PayPal’s future profitability.

      PayPal currently allows its customers with credit cards to send payments from 37 countries outside the U.S., and to receive payments in 32 of those countries. In 22 of these countries, customers can withdraw funds to local bank accounts. In the fourth quarter of 2002, PayPal began offering customers the ability to send or receive payments denominated in Pounds, Euros, Canadian Dollars or Yen, in addition to U.S. Dollars. In February 2004, PayPal (Europe) Ltd., a wholly-subsidiary of PayPal, received a license to operate as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the European Union. PayPal has completed the migration of all EU customers to that subsidiary. Fifteen of the 37 countries whose residents can use the PayPal service are members of the European Union. As PayPal (Europe) develops localized services for the domestic market in these countries, it will seek approval to implement such localized service through an expedited “passport” notification process. Any delay in obtaining clearance through the “passport” process could force PayPal to delay its plans for expanding its business. PayPal has filed “passport” notices for Germany, France, Netherlands, Belgium and Austria. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.

      In the 22 countries that are not members of the European Union, it is not clear whether PayPal’s U.S.-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, future localization or targeted marketing of PayPal’s service in those countries could require licensure. Even if PayPal is not required to obtain a license, other laws of those countries (such as data protection laws) may apply. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

Our auction business may be subject to regulation which could require us to modify our business practices.

      Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made as to whether the California regulations apply to our business and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users, which could harm our business. We are currently subject to potential regulation under the Office of Banks and Real Estate in Illinois concerning the applicability of the Illinois auction law to our services. In August 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services.” We expect to register as an Internet auction listing service in Illinois following the adoption of regulations under the amended statute. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

We are subject to regulations relating to consumer privacy.

      Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or offline.

Many jurisdictions already have such laws and continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. However, the Fair Credit Reporting Act, or FCRA, a federal statute enacted in 1970 to protect consumer privacy, includes a provision preempting conflicting state laws on the sharing of information between corporate affiliates. The preemptive provisions of FCRA were permanently extended last year, thus ensuring that PayPal and eBay are not subject to the laws of each individual state with respect to matters within the scope of FCRA, but remain subject to the provisions of FCRA.

      The U.S. Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which we currently have a localized website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

New and existing regulations could harm our business.

      We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s (E.U.) Directive on Distance Selling and Electronic Commerce have only recently begun to be interpreted by the courts and implemented by the E.U. Member States, so their applicability and scope remain somewhat uncertain. As our activities and the types of goods listed on our site expand, regulatory agencies may claim that we or our users are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items (e.g., real estate, event tickets, boats, automobiles).

      In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. As we have expanded and localized our international activities, we have become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal fines to bans on our services.

PayPal’s financial success will remain highly sensitive to changes in the rate at which its customers fund payments using credit cards rather than bank account transfers or existing PayPal account balances. PayPal’s profitability could be harmed if the rate at which customers fund using credit cards goes up.

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. During 2003, senders funded 55% of PayPal’s payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, because of frequent flier miles or other incentives offered by credit cards, because of the ability to defer payment, or because of generalized fears regarding privacy or loss of control in providing bank account information to a third party.

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

      We are currently expanding our headcount, facilities, and infrastructure in the U.S., internationally, and with PayPal. We anticipate that further expansion will be required to address potential growth in our customer base and number of listings and payment transactions, as well as our expansion into new geographic areas, types of goods, and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. The areas that are put under strain by our growth include the following:

•	The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to upgrade our technology, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume, our business could be harmed. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. Our failure to provide an increasing level of new features and functionality in a cost-effective manner also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly with our existing systems any newly developed or purchased technologies or businesses such as PayPal. We are in the midst of significant multi-year projects to enhance our current technical architecture. If these projects are not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, and our operating margins may decrease.

•	Customer Accounts. Our revenues depend on prompt and accurate billing processes. We are in the midst of a significant project to enhance our billing software. Failure to successfully complete this project or grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed would harm our ability to collect revenue and our business.

      We must continue to hire, train, and manage new employees at a rapid rate. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures, and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. The additional headcount and capital investments we are adding increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by expense reductions in the short term.

Our business is adversely affected by anything that causes our users to spend less time on their computers, including seasonal factors and national events.

      Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity. Similarly, our results of operations historically have been seasonal because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, except that its strongest quarter of online growth has historically been the fourth fiscal quarter. We expect these patterns of seasonality to become more pronounced as our websites gain acceptance by a broader base of mainstream users and as the size of our European operations, which experience greater seasonality, grows relative to our other operations.

Our business may be harmed if our services are used for illegal purposes.

      The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled in the United States and internationally. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol, and other goods that may be subject to regulation, have been listed and traded on our service. We may be unable to prevent our users from selling unlawful goods or selling goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. Our Korean subsidiary and one of its employees were recently found criminally liable for a listing on the Korean subsidiary’s website. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources or discontinue certain service offerings. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods on our websites. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

      PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other intellectual property, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities may be funded using PayPal.

      PayPal is subject to money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In July 2003, PayPal reached agreement with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act and further agreed to have its compliance program reviewed by an independent audit firm. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor more closely international transactions. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of international customers and to monitor its customers’ activities more closely. These requirements, as well as any additional restrictions imposed by Visa, MasterCard, American Express and Discover, could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

We are subject to intellectual property and other litigation.

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf and the appeal was heard on October 30, 2003. On February 26, 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. We are currently awaiting the judge’s scheduling order in the case. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. In September 2003, the plaintiffs filed their motion for class certification. In November 2003, the parties tentatively reached agreement as to the monetary terms for settlement of the disputes and we fully accrued for this tentative settlement amount in our income statement for the three months and year ended December 31, 2003. The parties have notified the court that they need time to negotiate and document other terms of any resulting agreement, and the class certification hearing has been rescheduled for March 29, 2004. If PayPal is unable to prevail in these lawsuits or settle them on acceptable terms, it may have to pay substantial damages and change its anti-fraud operations in a manner that will harm its business. Even if PayPal’s defense is successful or if it is able to settle the lawsuits, the litigation could damage PayPal’s reputation, require significant management time, and require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Following the announcement of the PayPal merger in July 2002, three purported class action complaints were filed in the Delaware Court of Chancery by PayPal stockholders. The two California state court actions were consolidated and stayed. All of the complaints named as defendants PayPal and each member of its board of directors as well as eBay. The complaints were purported class actions that alleged that, among other things, eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement, and the exchange ratio in the merger was unfair and inadequate. The plaintiffs sought, among other things, an award of unspecified compensatory damages. In January 2004, the plaintiffs in the consolidated Delaware actions voluntarily dismissed these actions without prejudice. The consolidated California actions remain pending, but there has been no activity in them for over a year and the plaintiffs have indicated their intent to dismiss these actions.

      In September 2002, Bank One Delaware (formerly known as First USA Bank, N.A.) filed a complaint against PayPal in the U.S. District Court for the District of Delaware (No. 02-CV-1462) alleging infringement of two First USA patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction. In September 2003, PayPal filed a complaint against Bank One Corp., Bank One Delaware’s parent, in the same district court alleging infringement of a PayPal patent relating to a process that allows Internet users to make secure payments and authenticated transactions over a computer network. On October 20, 2003, the parties finalized the terms of an agreement to dismiss both lawsuits. The terms of the settlement agreement are confidential.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claims that PayPal’s and Billpoint’s payment services infringe its patent, and seeks monetary damages and injunctive relief. On December 24, 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. The case is at a very early stage, with trial currently scheduled for April 2005. We believe that we have meritorious defenses to this suit and intend to defend ourselves vigorously. Even if our defense is successful, the litigation could be costly and require significant management time.

      In May 2002, Tumbleweed Communications Corporation filed a complaint against PayPal alleging infringement of two patents relating to electronic document delivery. Tumbleweed subsequently amended the complaint to add eBay as a defendant, and later amended the complaint to add a third related patent. On December 19, 2003, the parties entered into a settlement agreement dismissing the lawsuit, including counterclaims filed by PayPal, and entered into a patent cross-licensing agreement. The terms of the settlement are confidential.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to intellectual property claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

Government inquiries may lead to charges or penalties.

      In January 1999, we received initial requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our websites. We were informed that the inquiry includes an examination of our practices with respect to these transactions. We have continued to provide further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter. Should this or any other investigation lead to civil or criminal charges against us, we would likely be harmed by negative publicity, the cost of litigation, the diversion of management time, and any fines or penalties assessed.

      A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. Both eBay and PayPal are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against either company. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures and operating procedures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to fines or other penalties, or forced to change our operating practices in ways that could harm our business.

      We are subject to laws relating to the use and transfer of personally identifiable information about our users and their transfers, especially outside of the U.S. Violation of these laws, which in many cases apply not only to third-party transfers but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries, and other parties with which we have commercial relations, could subject us to significant penalties and negative publicity and could adversely affect us.

Our business is subject to online commerce security risks.

      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

      Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

      In addition, our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent emails to misappropriate passwords, credit card numbers, or other personal information. These emails appear to be legitimate emails sent by eBay or PayPal, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email. We actively pursue the parties responsible for these attempts at misappropriation and encourage our users to divulge sensitive information only after they have verified that they are on our legitimate websites, but we cannot entirely eliminate these types of activities. In addition to harming our users, these fraudulent emails may damage our reputation, reduce our ability to attract new users to our websites, and diminish the value of our brand names.

Our business may be harmed by the listing or sale by our users of pirated or counterfeit items.

      We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and tradenames, or other intellectual property rights. Although we have sought to work actively with the content community to eliminate infringing listings on our websites, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time. Such litigation is costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

We are subject to risks associated with information disseminated through our service.

      The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, domestic and foreign legislation has been proposed that prohibits or imposes liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for content posted in the Feedback Forum. Claims like these are more likely and may have a higher probability of success in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

Customer complaints or negative publicity about our customer service could diminish use of our services adversely and, as a result, our business could suffer.

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

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, NeoCom, PayPal, CARad, EachNet, and FairMarket. We recently announced that we have agreed to acquire mobile.de, a German classified automobile-listing website, subject to receipt of regulatory approval. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues of integration and future products;

•	declining employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;

•	the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

•	in some cases, the need to transition operations onto the existing eBay platform.

      Foreign acquisitions involve special risks, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions. As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash,or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

System failures could harm our business.

      Any interruption in the availability of our websites will reduce our revenues and profits, and our future revenues and profits could be harmed if our users believe that our system is unreliable. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems, including the PayPal site and PayPal’s customer support operations, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. PayPal, in particular, could be offline for a number of days in the event of a disaster in Northern California. Our systems are also subject to break-ins, sabotage, intentional acts of vandalism, and potential disruption if the operators of these facilities have financial difficulties. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

      We have experienced system failures from time to time. eBay’s primary website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our services results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures on our websites, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our systems. These steps are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

      Our infrastructure could prove unable to handle a larger volume of customer transactions. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers, or increase our costs, all of which would harm our business.

      Because our customers may use our products for critical transactions, any errors, defects, or other infrastructure problems could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

Our stock price has been and may continue to be extremely volatile.

      The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in or failure to meet financial estimates by securities analysts;

•	initiation of or developments in litigation affecting us;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in regulation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, new products or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including these described in this “Risk Factors That May Affect Results of Operations and Financial Condition” section and others that may be beyond our control.

      In addition, the trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from our initial public offering price and from our stock price during 2002. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce or technology companies have in the past and may in the future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. Securities class-action litigation is often instituted following declines in the market price of a company’s securities. Litigation of this type could result in substantial costs and a diversion of management’s attention and resources.

Problems with third parties who provide services to our users could harm us.

      A number of parties provide services to our users that indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, and other services. In many cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory, or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future.

Other companies or governmental agencies may view our behavior as anti-competitive.

      Other companies have in the past and may in the future allege that actions taken by us violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Such claims typically are very expensive to defend, involve negative publicity and diversion of management time and effort and could result in significant judgments against us, all of which would adversely affect us.

      We have provided information to the Antitrust Division of the U.S. Department of Justice in connection with an inquiry into our conduct with respect to “auction aggregators” including our licensing program and a previously settled lawsuit against Bidder’s Edge. Although the Antitrust Division has closed this inquiry, if the Department of Justice or any other antitrust agency were to open other investigations of our activities, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort and penalties we might suffer if we ultimately were not to prevail.

We depend on the continued growth of online commerce.

      The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Acceptance of and growth in use of the Internet as a medium for consumer commerce may not continue. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. In particular, our websites require users to make publicly available personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

We depend on key personnel.

      Our future performance depends substantially on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer has fully vested the vast majority of her equity incentives. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

Our industry is intensely competitive.

      We currently or potentially compete with a number of companies providing both particular categories of goods and broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low, and current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful electronic commerce companies.

      Our broad-based competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores, emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network/ HSN.com. A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes. For example, sites such as Buy.com, DealTime, Google’s Froogle, MySimon.com, Nextag.com, and Yahoo! Product Search offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

      We also face competition from local, regional, and national specialty retailers and exchanges in each of our categories of products. Many competitors have been successful at establishing marketplaces that cater to a particular retail category, such as vehicles, tickets, or sporting goods. Additional category-specific competitors include:

      Antiques and Art: Bonhams & Butterfields, Christie’s, Sotheby’s, Ruby Lane, Tias, Allposters.com, Artnet, Art.com, Barewalls.com, Guild.com, other regional auction houses, antique and art dealers and galleries, antique and collectible fairs, estate sales

      Automotive (used cars and parts): Advance Auto Parts, AutoByTel.com, Autonation.com, AutoPartsPlace, AutoTrader.com, Autozone, Barons Ltd., Barrett-Jackson, California Classics, Car Parts Wholesale, Car-Part.com, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, CSK Auto, Dealix, Discount Auto Parts, Dupont Registry, eClassics.com, ExpressAutoparts.com, General Parts (Carquest), Genuine/ NAPA, Hemmings, iMotors.com, JC Whitney, Kragen, Kruse International, OpenAuto.com, PartsAmerica.com, RM Auctions, Inc., TraderOnline, Trader Publishing, newspaper classifieds, used car dealers, swap meets, car clubs, vehicle recyclers

      Books, Movies, Music: Abebooks.com, Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records/Tower Records.com

      Business-to-Business: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, Overstock.com, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, VerticalNet

      Clothing and Accessories: Abercrombie.com, AE.com, Amazon.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, Gap Online sites, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Overstock.com, Payless.com, Ross, Urbanq.com, VictoriasSecret.com, Yoox.com

      Coins and Stamps: Collectors Universe, Heritage, US Mint, US Postal Service, Shop At Home, Bowers and Morena, auction houses, independent coin and stamp dealers

      Collectibles: Collectiblestoday.com, Franklin Mint, Go Collect, Heritage, Mastronet, Replacements.com, Ruby Lane, Tias, antique and collectible dealers, antique and collectible fairs, flea markets and swap meets, specialty retailers, regional auction houses

      Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett Packard, IBM, MicroWarehouse, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, Computer Discount Warehouse, computer, consumer electronics and photography retailers

      Home & Garden: IKEA, Crate & Barrel, Home Depot, Williams-Sonoma Inc. (Pottery Barn, Williams-Sonoma), Bed, Bath & Beyond, Lowes, Linens ’n Things, Pier One, Ethan Allen, Frontgate, Burpee.com, Spiegel, TJ Max, Tuesday Morning, Kohl’s

      Jewelry: Bluenile.com, Diamond.com, Ice.com, Macy’s, Mondera.com, HSN.com, QVC.com, Wal-Mart.com, Zales

      Musical Instruments: Guitar Center/Musicians Friend, Sam Ash, Gbase.com, Harmony-Central.com, musical instrument retailers and manufacturers

      Pottery & Glass: Just Glass, Pottery Auction, Go Collect, Pier 1 Imports, Williams-Sonoma, Replacements.com, Ruby Lane, Tias, antique and collectible dealers, antique and collectible fairs, flea markets and swap meets, specialty retailers, regional auction houses

      Sporting Goods/Equipment: Amazon.com, Bass Pro Shops, Big 5, Cabela’s, Dick’s Sporting Goods, GSI Commerce, GolfClubExchange.com, Performance Bike, Play It Again Sports, REI, The Sports Authority, SportsLine.com, TGW.com

      Sports Memorabilia: Beckett’s, Collectors Universe, Gray Flannel, MastroNet, Lelands, NAXCOM, ThePit.com, Steiner Sports, Superior, hobby shops and discount retailers

      Tickets and Experiences: Craigslist, Musictoday, Paciolan, RazorGator.com, SCI Ticketing, StubHub, Ticketmaster, Tickets.com, TicketsNow.com, ticket brokers

      Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH, Do-It-Best Hardware, True Value Hardware

      Toys and Hobbies: Toys R Us, Amazon.com/Toysrus.com, KB Toys/ KBToys.com, FAO Inc. (FAO Schwarz, Zany Brainy, the Right Start)

      Our international websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum in South Korea, TaoBao and a proposed partnership between Sina.com and Yahoo! in China, and Amazon in the U.K. and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in each of these countries there are competitors that have a better understanding of local culture and commerce than we do.

      The principal competitive factors for eBay include the following:

•	ability to attract buyers and sellers;

•	volume of transactions and price and selection of goods;

•	customer service; and

•	brand recognition.

      With respect to our online competition, additional competitive factors include:

•	community cohesion and interaction;

•	system reliability;

•	reliability of delivery and payment;

•	website convenience and accessibility;

•	level of service fees; and

•	quality of search tools.

      Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors. In addition, certain offline competitors may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay, or may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. The adoption by manufacturers or government authorities of policies or regulations discouraging the sales of goods or services over the Internet could force eBay users to stop selling certain products on our site. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brand.

      In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user, and PayPal recently implemented a similar buyer protection program covering losses from selected eBay sellers up to $500, with no deductible. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

      Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our service. In addition, companies that control user access to transactions through network access, Internet browsers, or search engines, could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers’ sites, attempt to restrict our access, or charge us substantial fees for inclusion.

      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including First Data, Paymentech, Wells Fargo, and iPayment; and payment gateways, including CyberSource, VeriSign, and Authorize.net;

•	Western Union Auction Payment at BidPay.com and Western Union MoneyZap. Western Union is a subsidiary of First Data;

•	Yahoo! PayDirect offered by Yahoo! and HSBC;

•	current and announced payment services offered by Amazon.com;

•	CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data; and

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions.

      Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. Some of these competitors have offered, and may continue to offer, their services for free in order to gain market share, and PayPal may be forced to lower its prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. If these competitors acquired significant market share, this could result in PayPal losing market share.

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

      Overseas, PayPal faces competition from similar channels and payment methods in most countries and from regional and national online and offline competitors in each country including Visa’s Visa Direct, MasterCard’s MoneySend, ING’s Way2Pay and Royal Bank of Scotland’s World Pay in the European Community, NOCHEX, Moneybookers, and Royal Bank of Scotland’s FastPay in the U.K., CertaPay and HyperWallet in Canada, Paymate in Australia and Inicis in South Korea. In addition, in certain countries, such as Germany, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service. Effective July 1, 2003, financial institutions in the European Union are restricted from charging customers higher fees for many cross-border Euro payments than they charge for domestic Euro payments. This development could increase the effectiveness of using traditional financial institutions instead of PayPal for European customers seeking to complete cross-border payments.

      Half.com competes directly with online and offline retailers in its product categories such as Amazon.com, as well as with traditional offline and online sellers of new and used books, videos and CDs, consumer electronics, and other products.

Our business depends on the development and maintenance of the Internet infrastructure.

      The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements or by “viruses,” “worms,” and similar programs. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service.

We must keep pace with rapid technological change to remain competitive.

      Our competitive arena is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements, and changing customer demands. These characteristics are caused in part by the emerging and changing nature of the Internet. Our future success therefore will depend on our ability to adapt to rapidly changing technologies and evolving industry standards and to improve the performance, features, and reliability of our service. Our failure to adapt to such changes would harm our business. New technologies, such as the development of a peer-to-peer personal trading technology, could adversely affect us. In addition, the widespread adoption of new Internet, networking, or telecommunications technologies or other technological changes could require us to make substantial expenditures to modify or adapt our services or infrastructure.

We need to develop new services, features and functions in order to expand.

      We plan to expand our operations by developing new or complementary services, products or transaction formats and expanding the breadth and depth of our pre-trade and post-trade services. We may be unable to expand our operations in a cost-effective or timely manner. We are pursuing strategic relationships with other companies to provide many of these services. As a result, we may be unable to control the quality of these services or address problems that arise. Expanding our operations in this manner also will require significant additional expenses and development, operations and other resources and will strain our management, financial and operational resources. The lack of acceptance of any new businesses or services could harm our business, damage our reputation, and diminish the value of our brand.

Our growth will depend on our ability to develop our brand.

      We believe that our historical growth has been largely attributable to word of mouth. Both eBay and PayPal have benefited from frequent and high visibility media exposure both nationally and locally. We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our services. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide high-quality services. In order to promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incurred in building our brand. If we do attract new users to our services, they may not conduct transactions over our services on a regular basis. If we fail to promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

We may be unable to protect or enforce our own intellectual property rights adequately.

      We regard the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, trade dress, trade secret, and domain name protection is very expensive to maintain and may require litigation. We must protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

We are subject to the risks of owning real property.

      We own real property including land, buildings and interests in a partnership holding land and buildings, primarily related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhoods in which the properties are located, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability act, or other requirements; and

•	possible disputes with tenants, neighboring owners, or others.

Some anti-takeover provisions may affect the price of our common stock.

      Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquiror to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

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

      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2003, our fixed-income investments earned a pretax yield of approximately 1.69%, with a weighted average maturity of 7.5 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $17.5 million.

      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our primary office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our corporate headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our payments would increase (decrease) by $78,000 per quarter.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of December 31, 2003, we did not have any unrealized gains or losses associated with our equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $16.2 million, $3.8 million and $1.2 million during the years ended December 31, 2001, 2002 and 2003, respectively, relating to the other-than-temporary impairment in the fair value of equity investments. At December 31, 2003, the total fair value of our equity investments was $14.3 million, including $1.1 million in marketable investments. At December 31, 2002, the total fair value of our equity investments was $44.2 million, including $3.4 million in marketable investments.

Foreign Currency Risk

      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

      Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2003, was a translation gain of approximately $66.3 million. This gain is recognized as an adjustment to stockholders’ equity through other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statement of income. In addition, as at December 31, 2003, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $597 million.

      As of December 31, 2003, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $222.4 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into the U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both options and forward contracts. The notional amount of the options hedges entered into in 2003 was 57 million Euro. The premium cost was approximately $869,000 and the net loss on the options totaled approximately $486,000, which was recorded in other income and expense in 2003. The notional amount of forward contracts entered into in 2003 was 20 million Euro. The net loss on these forward contracts totaled approximately $635,000 and was recorded in other income and expense in 2003. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Annual Financial Statements and Selected Quarterly Financial Data: See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

      (b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers are elected annually by the Board and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 1, 2004.

Name	Age	Position

Pierre M. Omidyar(6)	36	Founder, Chairman of the Board and Director
Margaret C. Whitman(4)	47	President, Chief Executive Officer and Director
Martin L. Abbott	36	Senior Vice President, Technology
Matthew J. Bannick	39	Senior Vice President and General Manager, Global Online Payments
William C. Cobb	47	Senior Vice President and General Manager, eBay International
Rajiv Dutta	42	Senior Vice President and Chief Financial Officer
Michael R. Jacobson	49	Senior Vice President, Legal Affairs, General Counsel and Secretary
Jeffrey D. Jordan	45	Senior Vice President, eBay North America
Lynn M. Reedy	48	Senior Vice President, Product, Development and Architecture
Maynard G. Webb, Jr.	48	Chief Operating Officer
Fred D. Anderson, Jr (1)(5)	59	Director
Philippe Bourguignon(2)(4)	56	Director
Scott D. Cook(3)(5)	51	Director
Robert C. Kagle(1)(2)(5)	48	Director
Dawn G. Lepore(1)(3)(6)	49	Director
Thomas J. Tierney(2)(3)(4)	49	Director

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Corporate Governance and Nominating Committee

(4)	Director continuing in office until our 2004 Annual Meeting

(5)	Director continuing in office until our 2005 Annual Meeting

(6)	Director continuing in office until our 2006 Annual Meeting

      Pierre M. Omidyar founded eBay as a sole proprietorship in September 1995. He has been a director and Chairman of the Board since eBay’s incorporation in May 1996 and also served as its Chief Executive Officer, Chief Financial Officer and President from inception to February 1998, November 1997 and August 1996, respectively. Prior to founding eBay, Mr. Omidyar was a developer services engineer at General Magic, a mobile communication platform company from December 1994 to July 1996. Mr. Omidyar co-founded Ink Development Corp. (later renamed eShop) in May 1991 and served as a software engineer there from May 1991 to September 1994. Prior to co-founding Ink, Mr. Omidyar was a developer for Claris, a subsidiary of Apple Computer, and for other Macintosh-oriented software development companies. Mr. Omidyar also serves on the governing boards of Tufts University, The Santa Fe Institute, The Omidyar Foundation and Meetup, Inc. Mr. Omidyar holds a B.S. degree in Computer Science from Tufts University.

      Margaret C. Whitman serves eBay as President and Chief Executive Officer. She has served in that capacity since February 1998 and as a director since March 1998. From January 1997 to February 1998, she was General Manager of the Preschool Division of Hasbro Inc., a toy company. From February 1995 to December 1996, Ms. Whitman was employed by FTD, Inc., a floral products company, most recently as President, Chief Executive Officer and a director. From October 1992 to February 1995, Ms. Whitman was employed by The Stride Rite Corporation, a footwear company, in various capacities, including President, Stride Rite Children’s Group and Executive Vice President, Product Development, Marketing & Merchandising, Keds Division. From May 1989 to October 1992, Ms. Whitman was employed by The Walt Disney Company, an entertainment company, most recently as Senior Vice President, Marketing, Disney Consumer Products. Before joining Disney, Ms. Whitman was at Bain & Co., a consulting firm, most recently as a Vice President. Ms. Whitman also serves on the board of directors of The Procter & Gamble Company and Gap Inc. and is a Member of the Board of Trustees of Princeton University. Ms. Whitman holds an A.B. degree in Economics from Princeton University and an M.B.A. degree from the Harvard Business School.

      Martin L. Abbott serves eBay as Senior Vice President of Technology. He has served in that capacity since June 2003, and has served in a variety of executive positions at eBay since joining the company in October 1999. From March 1998 to September 1999, Mr. Abbott was employed by Gateway, Inc., a computer manufacturer, most recently as Director of IT Operations. Prior to joining Gateway, Mr. Abbott held various management and engineering positions at Motorola, Inc., an electronics and communications technology company, and was an officer in the U.S. Army. Mr. Abbott holds a B.S. degree from the United States Military Academy, an M.S. degree in Computer Engineering from the University of Florida and is a graduate of Harvard Business School’s executive education program.

      Matthew J. Bannick serves eBay as Senior Vice President and General Manager, Global Online Payments and Chief Executive Officer of PayPal. He has served in those capacities since October 2002. From December 2000 to October 2002, Mr. Bannick served as eBay’s Senior Vice President and General Manager, eBay International. From February 1999 to December 2000, Mr. Bannick served in a variety of other executive positions at eBay. From April 1995 to January 1999, Mr. Bannick was an executive for Navigation Technologies (NavTech), a leading provider of digital map databases for the vehicle navigation and internet mapping industries. Mr. Bannick was President of NavTech North America for three years and also served as Senior Vice President of Marketing and Vice President of Operations. From June 1992 to August 1992, Mr. Bannick served as a consultant for McKinsey & Company, a consulting firm, in Europe and from June 1993 to April 1995 in the U.S. Mr. Bannick also served as a U.S. diplomat in Germany during the period of German unification. Mr. Bannick holds a B.A. in Economics and International Studies from University of Washington and an M.B.A degree from the Harvard Business School.

      William C. Cobb serves eBay as Senior Vice President and General Manager, eBay International. He has served in that capacity since September 2002. From November 2000 to September 2002, Mr. Cobb served as eBay’s Senior Vice President, Global Marketing. From February 2000 to June 2000, Mr. Cobb served as the General Manager of Consumer Sales for Netpliance, Inc., an Internet-based content company. From July 1997 to February 2000, Mr. Cobb served as the Senior Vice President of International Marketing for Tricon Global Restaurants, Inc. (now known as Yum! Brands, Inc.), a restaurant operator and franchiser. From August 1995 to July 1997, Mr. Cobb served as the Senior Vice President and Chief Marketing Officer for Pizza Hut, Inc., a division of Tricon Global Restaurants, Inc. From May 1994 to August 1995, Mr. Cobb served as Vice President of Colas for the Pepsi-Cola Company, a division of PepsiCo., Inc. Mr. Cobb holds a B.S. degree in Economics from the University of Pennsylvania and an M.B.A. degree from Northwestern University.

      Rajiv Dutta serves eBay as Senior Vice President and Chief Financial Officer. He has served in that capacity since January 2001. From August 1999 to January 2001, Mr. Dutta served as eBay’s Vice President of Finance and Investor Relations. From July 1998 to August 1999, Mr. Dutta served as eBay’s Finance director. From February 1998 to July 1998, Mr. Dutta served as the World Wide Sales Controller of KLA-Tencor, a manufacturer of semiconductor equipment. Prior to KLA-Tencor, Mr. Dutta spent ten years, from January 1988 to February 1998, at Bio-Rad Laboratories, Inc., a manufacturer and distributor of life science and diagnostic products with operations in over 24 countries. Mr. Dutta held a variety of positions with Bio-Rad, including the group controller of the Life Science Group. Mr. Dutta holds a B.A. degree in Economics from St. Stephen’s College, Delhi University in India and an M.B.A. degree from Drucker School of Management.

      Michael R. Jacobson serves eBay as Senior Vice President, Legal Affairs, General Counsel and Secretary. He has served in that capacity or as Vice President, Legal Affairs, General Counsel since August 1998. From 1986 to August 1998, Mr. Jacobson was a partner with the law firm of Cooley Godward LLP, specializing in securities law, mergers and acquisitions, and other transactions. Mr. Jacobson holds an A.B. degree in Economics from Harvard College and a J.D. degree from Stanford Law School.

      Jeffrey D. Jordan serves eBay as Senior Vice President, eBay North America. He has served in that capacity since April 2000. From September 1999 to April 2000, Mr. Jordan served as eBay’s Vice President, Regionals and Services. From September 1998 to September 1999, Mr. Jordan served as Chief Financial Officer for Hollywood Entertainment Corporation, a video rental company, and President of their subsidiary, Reel.com. From September 1990 to September 1998, Mr. Jordan served in various capacities including most recently Senior Vice President and Chief Financial Officer of The Disney Store Worldwide, a subsidiary of The Walt Disney Company. Mr. Jordan holds a B.A. degree in Political Science and Psychology from Amherst College and an M.B.A. degree from the Stanford Graduate School of Business.

      Lynn M. Reedy serves eBay as Senior Vice President, Product, Development and Architecture. She has served in that capacity since June 2003. From February 2003 to May 2003, Ms. Reedy served as eBay’s Vice President, Product, Development and Architecture. From March 2002 to January 2003, Ms. Reedy served as eBay’s Vice President, Product. From November 1999 to February 2002, Ms. Reedy served as eBay’s Vice President, Product Development. From March 1993 to October 1999, Ms. Reedy was Senior Vice President and Chief Information Officer at Miller Freeman, Inc. Ms. Reedy holds a B.S. degree from the University of Illinois and an M.B.A. from Santa Clara University.

      Maynard G. Webb, Jr. serves eBay as Chief Operating Officer. He has served in that capacity since June 2002. From August 1999 to June 2002, Mr. Webb served as President, eBay Technologies. From July 1998 to August 1999, Mr. Webb was Senior Vice President and Chief Information Officer at Gateway, Inc., a computer manufacturer. From February 1995 to July 1998, Mr. Webb was Vice President and Chief Information Officer at Bay Networks, Inc., a manufacturer of computer networking products. From June 1991 to January 1995, Mr. Webb was Director, IT at Quantum Corporation. Mr. Webb also serves on the board of directors of Gartner, Inc., a high technology research and consulting firm. Mr. Webb holds a B.A.A. degree from Florida Atlantic University.

      Fred D. Anderson has served as a director of eBay since July 2003. Mr. Anderson is Executive Vice President and Chief Financial Officer of Apple Computer, Inc., a manufacturer of personal computers and related software, since March 1996. Prior to joining Apple, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc., an electronic transaction processing firm, from August 1992 to March 1996. Mr. Anderson also serves on the board of directors of E.piphany, Inc. Mr. Anderson holds a B.A. degree from Whittier College and an M.B.A. from the University of California, Los Angeles.

      Philippe Bourguignon has served as a director of eBay since December 1999. Mr. Bourguignon has been Co-Chief Executive Officer of The World Economic Forum (The DAVOS Forum) since September 2003. From August 2003 to October 2003, Mr. Bourguignon served as Managing Director of The World Economic Forum. From April 1997 to January 2003, Mr. Bourguignon served as Chairman of the Board of Club Mediterranee S.A., a resort operator. Prior to his appointment at Club Mediterranee S.A., Mr. Bourguignon was Chief Executive Officer of Euro Disney S.A., the parent company of Disneyland Paris, since 1993, and Executive Vice President of The Walt Disney Company (Europe) S.A., since October 1996. Mr. Bourguignon was named President of Euro Disney in 1992, a post he held through April 1993. He joined The Walt Disney Company in 1988 as head of Real Estate development. Mr. Bourguignon holds a Masters Degree in Economics at the University of Aix-en-Provence and holds a post-graduate diploma from the Institut d’Administration des Enterprises (IAE) in Paris.

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

      Robert C. Kagle has served as a director of eBay since June 1997. Mr. Kagle has been a Member of Benchmark Capital, the General Partner of Benchmark Capital Partners, L.P. and Benchmark Founders’ Fund, L.P., since its founding in May 1995. Mr. Kagle also has been a General Partner of Technology Venture Investors since January 1984. Mr. Kagle also serves on the board of directors of E-LOAN, Inc. Mr. Kagle holds a B.S. degree in Electrical and Mechanical Engineering from the General Motors Institute (renamed Kettering University in January 1998) and an M.B.A. degree from the Stanford Graduate School of Business.

      Dawn G. Lepore has served as a director of eBay since December 1999. Ms. Lepore is Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration for the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company, since August 2003. Prior to this appointment, she has held various positions with the Charles Schwab Corporation including: Vice Chairman of Technology, Operations, Business Strategy, and Administration from May 2003 August 2003; Vice Chairman of Technology, Operations, and Administration from March 2002 to May 2003; Vice Chairman of Technology and Administration from November 2001 to March 2002; Vice Chairman and Chief Information Officer from July 1999 to November 2001; and Executive Vice President and Chief Information Officer from October 1993 to July 1999. Ms. Lepore is a member of Schwab’s Executive Committee and is a trustee of SchwabFunds. She also serves on the board of directors of Wal-Mart Stores, Inc. Ms. Lepore holds a B.A. degree from Smith College.

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

Audit Committee and Audit Committee Financial Expert

      Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Fred D. Anderson, Robert C. Kagle, and Dawn G. Lepore. Our Board has determined that Fred D. Anderson, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Code of Ethics, Governance Guidelines and Committee Charters

      We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is posted on our website at http://investor.ebay.com/code-of-ethics.cfm. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

      We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Each of these documents is available on our website at http://investor.ebay.com/corp-gov.cfm.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

      We believe that during the fiscal year ended December 31, 2003, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that one late Form 4 report was filed by each of Messrs. Bannick, Cobb, Dutta, Jacobson, Jordan, and Webb, and Mark Rubash, our Principal Accounting Officer, on March 7, 2003 to report stock options granted on March 3, 2003. In making this statement, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, executive officers, and greater than 10% stockholders.

ITEM 11: EXECUTIVE COMPENSATION

Summary of Compensation

      The following table shows certain compensation earned during the fiscal years ended December 31, 2001, 2002 and 2003, by our Chief Executive Officer and four most highly-compensated other executive officers (based on their total annual salary and bonus compensation), also referred to as the Named Executive Officers, at December 31, 2003.

SUMMARY COMPENSATION TABLE

						Long-Term and Other
		Annual Compensation				Compensation

						Number of
						Securities
	Fiscal				Other Annual	Underlying	All Other
Name and 2003 Principal Positions	Year	Salary(1)	Bonus(2)		Compensation(3)	Options(4)	Compensation(5)

Margaret C. Whitman	2003	$843,823	$1,229,132	(6)	$115,857	1,100,000	$3,164
President and Chief Executive	2002	250,008	419,698	(6)	133,062	600,000	1,980
Officer	2001	241,256	139,332		—	1,500,000	1,884
Maynard G. Webb, Jr.	2003	582,007	1,266,601	(7)	—	550,000	1,009
Chief Operating Officer	2002	531,250	837,154	(7)	—	300,000	1,104
	2001	500,000	646,137	(7)	—	1,000,000	384
Jeffrey D. Jordan	2003	439,345	858,793	(8)	—	300,000	790
Senior Vice President,	2002	345,102	739,762	(8)	—	270,000	672
eBay North America	2001	322,404	467,041	(8)	—	800,000	4,759
Matthew J. Bannick	2003	423,084	596,264	(9)	—	300,000	2,257
Senior Vice President and	2002	334,086	472,540	(9)	15,987	280,000	2,173
General Manager,	2001	279,506	133,396		—	600,000	1,884
Global Online Payments
William C. Cobb	2003	382,519	368,899	(10)	—	250,000	2,173
Senior Vice President and	2002	312,185	240,390	(10)	—	250,000	2,173
General Manager,	2001	283,666	202,026	(10)	—	—	92,127
eBay International

(1)	Effective March 1, 2003, all eligible employees of eBay, including certain of the Named Executive Officers, received an annual salary increase representing: (i) in the case of Ms. Whitman, a salary of $990,000 per annum; (ii) in the case of Mr. Webb, a salary of $600,024 per annum; (iii) in the case of Mr. Jordan, a salary of $470,208 per annum; (iv) in the case of Mr. Bannick, a salary of $450,144 per annum; and (v) in the case of Mr. Cobb, a salary of $400,080 per annum. Total salary amounts reported are lower than these annual salaries because lower salaries were in effect prior to March 1, 2003.

(2)	All 2003 bonuses represent amounts paid in 2003 and 2004 for services rendered in 2003, all 2002 bonuses represent amounts paid in 2002 and 2003 for services rendered in 2002, and all 2001 bonuses represent amounts paid in 2001 and 2002 for services rendered in 2001.

(3)	Represents: (i) in the case of Ms. Whitman for 2003, her personal use of eBay’s corporate aircraft, which is valued at rates prescribed under applicable IRS regulations; (ii) in the case of Ms. Whitman for 2002, her personal use of eBay’s corporate aircraft ($58,101), which is valued at rates prescribed under applicable IRS regulations, and of a corporate aircraft from an unaffiliated third-party vendor, which is valued at actual invoiced amounts ($74,961); and (iii) in the case of Mr. Bannick, costs associated with family transportation while Mr. Bannick worked out of our European offices during the summer of 2002.

(4)	Amounts have been adjusted to reflect all prior stock splits, including eBay’s two-for-one stock split that occurred on August 28, 2003.

(5)	Represents: (i) in the case of Mr. Jordan, a reimbursement for relocation expenses paid to him in 2001 ($2,875); (ii) in the case of Mr. Cobb, a reimbursement for relocation expenses paid to him in

2001 ($90,243); and (iii) in the case of each of the Named Executive Officers, insurance premiums we paid with respect to group life insurance for their benefit and matching contributions under our 401(k) Plan (subject to the maximum of $1,500 per annum).

(6)	Represents for 2003, $1,159,132 paid under eBay’s Management Incentive Plan and an additional $70,000 bonus granted by the Compensation Committee in 2004 and, represents for 2002, $329,698 paid under eBay’s Management Incentive Plan and an additional $90,000 bonus granted by the Compensation Committee in 2003.

(7)	Represents for 2003, $620,501 paid under eBay’s Management Incentive Plan and $646,100 paid under Mr. Webb’s special retention plan, represents for 2002, $387,254 paid under eBay’s Management Incentive Plan and $449,900 paid under Mr. Webb’s special retention plan and represents for 2001, $290,927 paid under eBay’s Management Incentive Plan and $355,200 under Mr. Webb’s special retention plan. See “Item 13: Certain Relationships and Related Transactions.”

(8)	Represents for 2003, $361,505 for 2003 paid under eBay’s Management Incentive Plan, $497,288 under Mr. Jordan’s special retention plans, represents for 2002, $202,212 paid under eBay’s Management Incentive Plan, $522,550 under Mr. Jordan’s special retention plans and $15,000 pursuant to our discretionary reward program, and represents for 2001, $153,041 paid under eBay’s Management Incentive Plan and $314,000 under Mr. Jordan’s special retention plan. See “Item 13: Certain Relationships and Related Transactions.”

(9)	Represents for 2003, $346,264 paid under eBay’s Management Incentive Plan, $250,000 under Mr. Bannick’s special retention plan and Represents for 2002, $207,540 paid under eBay’s Management Incentive Plan, $250,000 under Mr. Bannick’s special retention plan and $15,000 pursuant to our discretionary reward program. See “Item 13: Certain Relationships and Related Transactions.”

(10)	Represents for 2003, $298,899 paid under eBay’s Management Incentive Plan, $70,000 under Mr. Cobb’s special retention plan, represents for 2002, $170,390 paid under eBay’s Management Incentive Plan and $70,000 under Mr. Cobb’s special retention plan and represents for 2001, $132,026 paid under eBay’s Management Incentive Plan and $70,000 under Mr. Cobb’s special retention plan. See “Item 13: Certain Relationships and Related Transactions.”

      The following executive officers received grants of options in 2003 under eBay’s 2001’s Equity Incentive Plan, which we also refer to as the 2001 Plan.

Option Grants During 2003

					Potential Realizable Value at
	Number of	Percentage of			Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(4)
	Options	Employees	Price	Expiration
Name	Granted(1)	During 2003(2)	Per Share(3)	Date	5%	10%

Margaret C. Whitman	1,100,000	4.1%	$44.04	03/18/13	$30,466,171	$77,207,260
Maynard G. Webb, Jr.	550,000	2.1	38.78	03/03/13	13,411,964	33,988,550
Jeffrey D. Jordan	300,000	1.1	38.78	03/03/13	7,315,617	18,539,209
Matthew J. Bannick	300,000	1.1	38.78	03/03/13	7,315,617	18,539,209
William C. Cobb	250,000	0.9	38.78	03/03/13	6,096,347	15,449,341

(1)	Options granted in 2003 were granted under the 2001 Plan. All options granted in 2003 to the Named Executive Officers were granted by our Board, are nonqualified stock options and are subject to a four-year vesting schedule, vesting 12.5% after six months and 1/48 per month thereafter. Amounts have been adjusted to reflect the two-for-one stock split effective on August 28, 2003.

(2)	Based on options to purchase 26,533,518 shares of our common stock granted to employees in 2003.

(3)	Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the Board of Directors on the date of grant. The exercise prices per share listed in the table above are rounded to the nearest cent. The exercise per share has been adjusted to reflect the two-for-one stock split effective on August 28, 2003.

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

      The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2003 and the number of shares of our common stock subject to exercisable and unexercisable stock options held as of December 31, 2003, by each of the Named Executive Officers. The value at fiscal year end is measured as the difference between the exercise price and the fair market value at close of market on December 31, 2003, which was $64.61.

Aggregate Option Exercises in 2003 and Values at December 31, 2003

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at December 31,		In-the-Money Options at
	Number of		2003(1)		December 31, 2003(3)
	Shares
	Acquired on	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise(1)	Realized(2)	(#)	(#)	($)	($)

Margaret C. Whitman	—	—	1,168,750	2,031,250	$44,676,294	$66,169,756
Maynard G. Webb, Jr.	800,000	$21,395,255	992,848	637,152	40,320,571	18,565,841
Jeffrey D. Jordan	440,664	10,729,467	824,045	416,389	27,107,751	12,613,256
Matthew J. Bannick	482,494	10,561,316	342,081	412,083	10,007,700	12,437,300
William C. Cobb	155,000	4,080,193	268,124	466,876	10,143,483	15,907,824

(1)	Amounts have been adjusted to reflect the two-for-one stock split effective on August 28, 2003.

(2)	Value realized is based on the fair market value of our common stock on date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the officer.

(3)	Calculated using the fair market value of our common stock on December 31, 2003 ($64.61) less the exercise price of the option.

Employment Agreements, Change-in-Control Arrangements, and Retention Bonus Plans

      We do not have long-term employment agreements or change-in-control arrangements with any of our executive officers, nor are any of our executive officers covered by any pension plan or deferred compensation plan. “Item 13: Certain Relationships and Related Transactions” contains descriptions of the special retention bonus plans that we have entered into with certain of our executive officers.

Compensation of Directors

      New directors who are not employees of eBay, or any parent, subsidiary or affiliate of eBay, receive deferred stock units, or DSUs, with an initial value of $150,000 under our 2003 Deferred Stock Unit Plan. DSUs represent an unfunded, unsecured right to receive shares of eBay common stock (or the equivalent value thereof in cash or property), and the value of DSUs varies directly with the price of eBay’s common stock. Each DSU award granted to a non-employee director upon election to the Board will vest as to 25% of the DSUs on the first anniversary of the date of grant and as to 1/48 of the DSUs each month thereafter, provided the director continues as a director or consultant of eBay.

      Non-employee directors are also eligible to participate in the 1998 Directors Stock Option Plan, also referred to as the Directors Plan. Option grants under the Directors Plan are automatic and non-discretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director is granted an option to purchase 15,000 shares of eBay common stock at the time of each annual meeting if he or she has served continuously as a member of the Board since the date elected. All options granted under the Directors Plan vest as to 25% of the shares on the first anniversary of the date of grant and as to 1/48 of the shares each month thereafter, provided the optionee continues as a director or consultant of eBay.

      Non-employee directors are paid a retainer of $50,000 per year, the chairman of the Audit Committee receives an additional $10,000 per year, and all other committee chairs receive an additional $5,000 per year. Each non-employee director also receives meeting fees of $2,000 for each Board meeting and $1,000 for each committee meeting.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of our Board are Philippe Bourguinon, Robert C. Kagle, and Thomas J. Tierney. No member of our Board’s Compensation Committee is or was formerly an officer or an employee of eBay. No interlocking relationship exists between our Board and its Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to us with respect to beneficial ownership of the Common Stock as of March 1, 2004, by (i) each stockholder known to us to be the beneficial owner of more than 5% of our common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table set forth under “Item 11: Executive Compensation — Summary of Compensation” and (iv) all executive officers and directors as a group.

	Shares Beneficially
	Owned(1)

Name of Beneficial Owner	Number	Percent

Pierre M. Omidyar(2)	114,525,884	17.5%
Jeffrey S. Skoll(3)	51,549,752	7.9
Margaret C. Whitman(4)	14,600,208	2.2
Maynard G. Webb, Jr.(5)	891,458	*
Jeffrey D. Jordan(6)	797,934	*
Matthew J. Bannick(7)	220,522	*
William C. Cobb(8)	256,457	*
Fred D. Anderson(9)	0	*
Philippe Bourguignon(10)	210,000	*
Scott D. Cook(11)	1,056,503	*
Robert C. Kagle(12)	2,116,043	*
Dawn G. Lepore(13)	157,500	*
Thomas J. Tierney(14)	0	*
All directors and executive officers as a group (16 persons)(15)	137,060,559	21.0

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 1, 2004 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 653,998,192 shares of our common stock outstanding as of March 1, 2004.

(2)	Mr. Omidyar is our Founder and Chairman of the Board. Includes 337,600 shares held by his spouse as to which he disclaims beneficial ownership. The address for Mr. Omidyar is 2145 Hamilton Avenue, San Jose, California 95125.

(3)	The address for Mr. Skoll is c/o Capricorn Management, LLC, 2005 Hamilton Avenue, Suite 260, San Jose, California 95125.

(4)	Ms. Whitman is our President and Chief Executive Officer. Includes 9,180,000 shares held by the Griffith R. Harsh, IV & Margaret C. Whitman TTEES of Sweetwater Trust U/A/D 10/15/99, 1,000,000 shares held by the Griffith R. Harsh, IV, TTEE, GRH 2003 GRAT, and 1,000,000 shares held by the Margaret C. Whitman TTEE, MCW 2003 GRAT. In addition, it includes (a) 2,396 shares held by Griffith Rutherford Harsh IV Custodian Griffith Rutherford Harsh V UTMA California as to which Ms. Whitman’s spouse is custodian for the trust and as to which Ms. Whitman disclaims beneficial ownership and (b) 2,396 shares held by Griffith Rutherford Harsh IV Custodian William Whitman Harsh UTMA California as to which Ms. Whitman’s spouse is custodian for the trust and as to which Ms. Whitman disclaims beneficial ownership. Includes 1,435,416 shares Ms. Whitman has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Ms. Whitman is 2145 Hamilton Avenue, San Jose, California 95125.

(5)	Mr. Webb is our Chief Operating Officer. Includes 891,458 shares Mr. Webb has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Webb is 2145 Hamilton Avenue, San Jose, California 95125.

(6)	Mr. Jordan is our Senior Vice President, eBay North America. Includes 797,934 shares Mr. Jordan has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Jordan is 2145 Hamilton Avenue, San Jose, California 95125.

(7)	Mr. Bannick is our Senior Vice President and General Manager, Global Online Payments. Includes 219,582 shares Mr. Bannick has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Bannick is 2145 Hamilton Avenue, San Jose, California 95125.

(8)	Mr. Cobb is our Senior Vice President and General Manager, eBay International. Includes 256,457 shares Mr. Cobb has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Cobb is 2145 Hamilton Avenue, San Jose, California 95125.

(9)	The address for Mr. Anderson is c/o Apple Computer, Inc., 1 Infinite Loop, Cupertino, California 95014.

(10)	Includes 210,000 shares Mr. Bourguignon has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Bourguignon is c/o The World Economic Forum, 91-93 Route de la Capite, 1223 Cologny, Geneva, Switzerland.

(11)	Includes 975,000 shares Mr. Cook has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Cook is c/o Intuit, Inc., 2535 Garcia Avenue, Mountain View, California 94043.

(12)	Includes 130,000 shares Mr. Kagle has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Kagle is c/o Benchmark Capital, 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(13)	Includes 157,500 shares Ms. Lepore has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Ms. Lepore is c/o The Charles Schwab Corporation, 101 Montgomery Street, M.S., 120-30-305, San Francisco, California 94104.

(14)	The address for Mr. Tierney is c/o Bain & Company, 131 Clarendon Street, Boston, MA 02116

(15)	Includes 7,021,702 shares subject to options exercisable within 60 days.

Equity Compensation Plan Information

      The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003, including our 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Equity Incentive Plan, 1998 Directors Stock Option Plan, 1999 Global Equity Incentive Plan, 2001 Equity Incentive Plan, and 2003 Deferred Stock Unit Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders, also referred to as our Non-Plan Grants. No warrants or rights are outstanding under any of the foregoing plans.

	(a)			(c)
	Number of			Number of Securities
	Securities		(b)	Remaining Available for
	to Be Issued		Weighted Average	Future Issuance under
	upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by securityholders	66,898,984		$34.69	56,280,794 (1)
Equity compensation plans not approved by securityholders	845,000	(2)(3)(4)(5)(6)	$.78	—

Total	67,743,984		$34.27	56,280,794

(1)	Includes 3,019,672 shares of our common stock remaining available for future issuance under our 1998 Employee Stock Purchase Plan, as amended, or the ESPP, as of December 31, 2003. Our ESPP contains an “evergreen” provision that automatically increases, on each January 1, the number of securities available for issuance under the ESPP by the number of shares purchased under the ESPP in the preceding calendar year, provided that the aggregate number of shares issued over the term of the plan does not exceed 18 million shares. An aggregate amount of 580,328 shares was purchased under the ESPP in 2003. None of our other plans has an “evergreen” provision.

(2)	Does not include 398 shares of our common stock, with a weighted average exercise price of $0.55 per share, to be issued upon exercise of outstanding options assumed by us under the Billpoint, Inc. 1999 Stock Option Plan, or the Billpoint Plan, in connection with our acquisition of Billpoint in 1999, as we cannot make subsequent grants or awards of our equity securities under the Billpoint Plan. Prior to our acquisition of Billpoint, the stockholders of Billpoint approved the Billpoint Plan. Our stockholders, however, did not approve the Billpoint Plan in connection with our acquisition of Billpoint.

(3)	Does not include 22,720 shares of our common stock, with a weighted average exercise price of $21.0711 per share, to be issued upon exercise of outstanding options assumed by us under the Half.com, Inc. 1999 Equity Compensation Plan, or the Half.com Plan, in connection with our acquisition of Half.com in 2000, as we cannot make subsequent grants or awards of our equity securities under the Half.com Plan. Prior to our acquisition of Half.com, the stockholders of Half.com approved the Half.com Plan. Our stockholders, however, did not approve the Half.com Plan in connection with our acquisition of Half.com.

(4)	Does not include 11,154 shares of our common stock, with a weighted average exercise price of $0.14 per share, to be issued upon exercise of outstanding options assumed by us under the Confinity, Inc. 1999 Stock Plan, or the Confinity Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the Confinity Plan. The

Confinity Plan was assumed by PayPal in connection with its merger with Confinity in 2000. Prior to our acquisition of PayPal and PayPal’s merger with Confinity, the stockholders of Confinity approved the Confinity Plan. Our stockholders, however, did not approve the Confinity Plan in connection with our acquisition of PayPal.

(5)	Does not include 219,395 shares of our common stock, with a weighted average exercise price of $1.53 per share, to be issued upon exercise of outstanding options assumed by us under the X.com Corporation 1999 Stock Plan, or the X.com Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the X.com Plan. Prior to our acquisition of PayPal, the stockholders of PayPal approved the X.com Plan. Our stockholders, however, did not approve the X.com Plan in connection with our acquisition of PayPal.

(6)	Does not include 1,207,404 shares of our common stock, with a weighted average exercise price of $17.46 per share, to be issued upon exercise of outstanding options assumed by us under the PayPal, Inc. 2001 Equity Incentive Plan, or the PayPal Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the PayPal Plan. Prior to our acquisition of PayPal, the stockholders of PayPal approved the PayPal Plan. Our stockholders, however, did not approve the PayPal Plan in connection with our acquisition of PayPal.

      The only outstanding Non-Plan Grant as of December 31, 2003 relates to an individual compensation arrangement that was made prior to the initial public offering of our Common Stock in 1998. At the time of this Non-Plan Grant, members of our Board and their affiliates beneficially owned in excess of 90% of our then outstanding equity and voting interests. This Non-Plan Grant has been previously disclosed in our initial public offering Prospectus filed with the SEC on September 25, 1998 under the headings “Management — Director Compensation” and “— Compensation Arrangements.” Except as set forth below, the terms and conditions of this Non-Plan Grant are identical to the terms of our 1997 Stock Option Plan, a copy of which was filed as an exhibit to our S-1 Registration Statement (No. 33-59097) filed in connection with our initial public offering.

      The outstanding Non-Plan Grant involved the Board’s grant of an option to purchase 1,800,000 shares of our Common Stock at an exercise price of $0.78 to Mr. Cook upon his joining our Board in June 1998 as an independent director. These options granted to Mr. Cook were non-qualified options and were immediately exercisable, with a term of 10 years. These options vested as to 25% of the underlying shares in June 1999 and as to 2.08% of the shares each month thereafter until they fully vested in June 2002. Mr. Cook exercised options to purchase 240,000 shares in 2002 and exercised options to purchase an additional 715,000 shares during 2003. As of December 31, 2003, options to purchase 845,000 shares remain outstanding under the Non-Plan Grant.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with eBay.

      In August 2000, Mr. Webb, our Chief Operating Officer, entered into a four-year term loan with us at an interest rate of 6.37% per annum, with 10%, 15%, 25% and 50% of principal on the loan due on each of the first, second, third and fourth anniversary of the loan’s issue date, respectively. The principal amount on the loan was approximately $2,169,800, which amount represented the principal and accrued interest due at the end of a one-year term loan entered into in August 1999 between Mr. Webb and us shortly after his relocation to San Jose as a result of his joining eBay in 1999, and was secured by Mr. Webb’s principal place of residence. In January 2001, we entered into a special retention bonus plan with Mr. Webb, under which Mr. Webb received bonus payments in August of 2001, 2002, and 2003 and remains eligible to receive a bonus payment in August 2004 if he is then employed by us. Payment amounts under Mr. Webb’s bonus plan are $355,200 for 2001, $449,900 for 2002, $646,100 for 2003 and

$1,154,000 for 2004, and the terms of the bonus plan allowed those amounts to be used to pay principal and interest owed to us under the terms of his loan. In August 2001 and August 2002, in accordance with the terms of his loan, Mr. Webb paid down $355,200 and $449,900, respectively, of principal and accrued interest on the loan. In January 2003, Mr. Webb prepaid in full the principal and accrued interest on his loan in the amount of approximately $1,670,800. Mr. Webb’s maximum indebtedness to eBay during 2003 was $1,670,800.

      In May 2000, Mr. Jordan, our Senior Vice President, eBay North America, entered into two four-year term loans with us at an interest rate of 6.40% per annum, with principal and accrued interest payable on each loan in equal installments on each anniversary. The principal amounts on the loans were $1,000,000 and $900,000, respectively, with the loan amounts secured by Mr. Jordan’s principal place of residence. In May 2000, we entered into a special retention bonus plan with Mr. Jordan under which Mr. Jordan received bonus payments in May of 2001, 2002, and 2003 and remains eligible to receive a bonus payment in May 2004 if he is then employed by us. Payment amounts under this Mr. Jordan’s bonus plan are $314,000 for 2001, $298,000 for 2002, $282,000 for 2003, and $266,000 for 2004, the terms of the bonus plan allowed those amounts to pay principal and interest owed to us under the loans described in this paragraph. In July 2000, Mr. Jordan repaid in full the principal and accrued interest on the $900,000 term loan. In addition, in April 2001, Mr. Jordan entered into a four-year term loan with us at an interest rate of 4.94% per annum, with principal and accrued interest payable in equal installments on each anniversary of this loan. The principal amount on this loan was $750,000, with the loan amount secured by Mr. Jordan’s principal place of residence. In April 2001, we entered into a second special retention bonus plan with Mr. Jordan under which Mr. Jordan received bonus payments in April of 2002 and 2003 and remains eligible to receive bonus payments in April 2004 and 2005 if he is then employed by us. Payment amounts under this bonus plan with Mr. Jordan are $224,550 for 2002, $215,288 for 2003, $206,025 for 2004, and $196,763 for 2005, and the terms of the bonus plan allowed those amounts to be used to pay principal and interest owed to us under the loans described in this paragraph. In May 2001, May 2002, and May 2003, Mr. Jordan paid down $314,000, $298,000 and $282,000, respectively, of principal and accrued interest on his May 2000 loan. In April 2002 and April 2003, Mr. Jordan paid down $224,550 and $215,288, respectively, of principal and accrued interest on his April 2001 loan. In July 2003, Mr. Jordan prepaid in full the principal and accrued interest on both the May 2000 and April 2001 loans in the amounts of $252,762 and $380,380, respectively. Mr. Jordan’s maximum indebtedness to eBay during 2003 was $1,118,288.

      In March 2001, in connection with his relocation to San Jose as a result of his joining eBay in November 2000, Mr. Cobb, our Senior Vice President and General Manager, eBay International, entered into a four-year, non-interest bearing term loan with us in the amount of $840,000. The loan to Mr. Cobb is secured by his principal place of residence. Principal payments of $70,000 are due on the first, second and third anniversary, with a balloon payment of the remaining principal due on the fourth anniversary. In November 2000, we entered into a special retention bonus plan with Mr. Cobb under which Mr. Cobb received a $70,000 bonus payment in November of 2001, 2002 and 2003 and remains eligible to receive a bonus payment in November 2004 if he is then employed by us. In April 2002, we entered into a second special retention bonus plan with Mr. Cobb under which Mr. Cobb will receive a $280,000 bonus payment in November 2004 if he is then employed by us. Mr. Cobb may use these bonus payments to pay principal payments due under his loan. In each of November 2001, 2002 and 2003, Mr. Cobb paid down $70,000 of principal on his loan. Mr. Cobb’s maximum indebtedness to eBay during 2003 was $700,000. Mr. Cobb’s aggregate indebtedness to eBay as of March 1, 2004 was $630,000.

      In September 2002, we entered into a special retention bonus plan with Mr. Bannick. Under the terms of this bonus plan, Mr. Bannick received a $250,000 bonus payment after the closing of our acquisition of PayPal in October 2002 and upon his acceptance of the new position as our Senior Vice President and General Manager, Global Online Payments. In addition, the terms of the bonus plan provided for three performance-based bonus payments of up to $250,000 related primarily to the integration and performance of our PayPal subsidiary, payable on each of the nine months, 18 months, and 24 months after the October 2002 closing of the PayPal acquisition. Mr. Bannick received a $250,000 payment in July 2003, and remains eligible to receive bonus payments of up to $250,000 in April and October 2004.

      Mr. Omidyar, our Founder and the Chairman of our Board of Directors, and Mr. Skoll, a beneficial owner of more than 5% of our common stock, from time to time make their personal aircraft available to our officers for business purposes at no cost to us. The imputed cost of the aircraft use was not material to our Consolidated Financial Statements.

      Mr. Cook, a member of our Board of Directors, is a director and Chairman of the Executive Committee of the Board of Directors of Intuit. In September 2000, prior to eBay’s acquisition of PayPal, PayPal entered into a strategic marketing agreement with Intuit. The agreement was terminated in December 2002, and PayPal paid Intuit an early termination fee of $1,349,000 in January 2003 in accordance with the terms of the agreement. In addition, in July 2003, Intuit purchased Income Dynamics, Inc., a company with which eBay had a pre-existing data licensing agreement. Under the terms of eBay’s agreement with Income Dynamics, eBay recognized $156,251 of revenue in 2003, and expects to recognize revenue of up to $26,000 per month in 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      During the fiscal years ended December 31, 2002 and December 31, 2003, fees for services provided by PricewaterhouseCoopers LLP, or PwC, were as follows (in thousands):

	Year Ended
	December 31,

	2002	2003

Audit Fees	$1,195	$1,548
Audit-Related Fees	747	720
Tax Fees	19	65
All Other Fees	91	—

Total	$2,052	$2,333

      “Audit Fees” consisted of fees billed for services rendered for the audit of eBay’s annual financial statements, review of financial statements included in eBay’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. Approximately 3% of Tax Fees for 2003 were approved by eBay’s Audit Committee after the provision of services pursuant to the “de minimis” services safe harbor exception for non-audit engagements. “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

      The Audit Committee of our Board of Directors has determined that the rendering of non-audit services by PwC was compatible with maintaining their independence.

Audit Committee Pre-Approval Policy

      The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of any non-audit engagement of PwC. In the event that we wish to engage PwC to perform accounting, technical, diligence or other permitted services not related to the services performed by PwC as our independent auditor, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services. Beginning with the first quarter of

2003, we have disclosed all approved non-audit engagements during a quarter in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.

      Our Audit Committee approved one non-audit engagement during the quarter ended December 31, 2003, relating to the provision by PwC of due diligence review services in connection with a potential acquisition.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1. Consolidated Financial Statements:

      2. Financial Statement Schedules.

Page
Number

Schedule II — Valuation and Qualifying Accounts	126

      All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      3. Exhibits

		Filed	Incorporated by Reference
with
		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	11/13/98

3.02	Registrant’s Certificate of Amendment of Certificate of Incorporation.		10-K	000-24821	03/28/01

3.03	Registrant’s Corrected Certificate of Certificate of Amendment of Certificate of Incorporation.		10-K	000-24821	03/28/01

3.04	Registrant’s Amended and Restated By-laws		10-Q	000-24821	11/13/98

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	08/19/98

4.02	Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.		S-1	333-59097	07/15/98

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	07/15/98

10.02+	Registrant’s 1996 Stock Option Plan.		S-1	333-59097	07/15/98

		Filed	Incorporated by Reference
with
		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.03+	Registrant’s 1997 Stock Option Plan.		S-1	333-59097	07/15/98

10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		S-1	333-59097	07/15/98

10.05+	Registrant’s 2001 Equity Incentive Plan.		S-8	333-107932	08/11/03

10.06+	Registrant’s 1998 Directors Stock Option Plan.		10-Q	000-24821	05/14/03

10.07+	Registrant’s 2003 Deferred Stock Unit Plan.		S-8	333-107832	08/11/03

10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-K	000-24821	03/25/02

10.09+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		S-8	333-97729	08/06/02

10.10+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	08/19/98

10.11+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	09/01/98

10.12+	Offer Letter to Maynard G. Webb, Jr. dated July 17, 1999.		S-3	333-88205	09/30/99

10.13+	Retention Bonus Plan dated January 10, 2001, between Registrant and Maynard G. Webb, Jr. (Corrected).		10-Q	000-24821	08/14/01

10.14+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	03/31/03

10.15+	Offer Letter to Jeffrey D. Jordan dated July 30, 1999.		S-3	333-88205	09/30/99

10.16+	Retention Bonus Plan dated May 16, 2000, between Registrant and Jeffrey D. Jordan.		10-K	000-24821	03/28/01

10.17+	Retention Bonus Plan dated April 3, 2001, between Registrant and Jeffrey D. Jordan.		10-Q	000-24821	08/14/01

10.18+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	03/25/02

10.19+	Supplemental Retention Bonus Plan dated April 14, 2002, between Registrant and William C. Cobb.		10-Q	000-24821	08/06/02

		Filed	Incorporated by Reference
with
		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.20+	Special Bonus Plan between Registrant and Matthew J. Bannick, dated as of September 6, 2002.		10-Q	000-24821	11/14/02

10.21	Lease dated March 1, 2000, between eBay Realty Trust and Registrant.		10-K	000-24821	03/30/00

10.22	Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent, dated March 1, 2000.		10-K	000-24821	03/30/00

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K during the fourth quarter of fiscal 2003:

On October 16, 2003, eBay furnished a current report on Form 8-K to report under Item 12 that it was filing a copy of its press release announcing its financial results for the three months ended September 30, 2003 and that such press release contained non-GAAP financial measures under Regulation G.

(c)	See the Exhibits listed under Item 15(a)(3) above.

(d)	The financial statement schedules required by this item are listed under Item 15(a)(2) above.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of eBay Inc.:

      In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a) 1. on page 83 present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries (the Company) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a) 2. on page 83 present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 8 to the Consolidated Financial Statements, effective July 1, 2003 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB 51”. As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 2002 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 4, 2004

eBay Inc.

CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	December 31,

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,109,313	$1,381,513
Short-term investments	89,690	340,576
Accounts receivable, net	131,453	225,871
Funds receivable	41,014	79,893
Other current assets	96,988	118,029

Total current assets	1,468,458	2,145,882
Long-term investments	470,227	934,171
Restricted cash and investments	134,644	127,432
Property and equipment, net	218,028	601,785
Goodwill	1,456,024	1,719,311
Intangible assets, net	279,465	274,057
Other assets	13,380	17,496

	$4,040,226	$5,820,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,424	$64,633
Funds payable and amounts due to customers	50,396	106,568
Accrued expenses and other current liabilities	199,323	356,491
Deferred revenue and customer advances	18,846	28,874
Short-term obligations	2,970	2,840
Income taxes payable	67,265	87,870

Total current liabilities	386,224	647,276
Long-term obligations	13,798	124,476
Deferred tax liabilities, net	27,625	79,238
Other liabilities	22,874	33,494
Minority interests	33,232	39,408

Total liabilities	483,753	923,892

Commitments and contingencies (Notes 8, 9, and 11)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized; 622,554 and 649,293 shares issued and outstanding	623	649
Additional paid-in capital	3,108,131	3,937,160
Unearned stock-based compensation	(5,253)	(2,008)
Retained earnings	414,474	856,245
Accumulated other comprehensive income	38,498	104,196

Total stockholders’ equity	3,556,473	4,896,242

	$4,040,226	$5,820,134

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,

	2001	2002	2003

Net revenues	$748,821	$1,214,100	$2,165,096
Cost of net revenues	134,816	213,876	416,058

Gross profit	614,005	1,000,224	1,749,038

Operating expenses:
Sales and marketing	253,474	349,650	567,565
Product development	75,288	104,636	159,315
General and administrative	105,784	171,785	302,703
Patent litigation expense	—	—	29,965
Payroll tax on employee stock options	2,442	4,015	9,590
Amortization of acquired intangible assets	36,591	15,941	50,659

Total operating expenses	473,579	646,027	1,119,797

Income from operations	140,426	354,197	629,241
Interest and other income, net	41,613	49,209	37,803
Interest expense	(2,851)	(1,492)	(4,314)
Impairment of certain equity investments	(16,245)	(3,781)	(1,230)

Income before cumulative effect of accounting change, income taxes and minority interests	162,943	398,133	661,500
Provision for income taxes	(80,009)	(145,946)	(206,738)
Minority interests	7,514	(2,296)	(7,578)

Income before cumulative effect of accounting change	90,448	249,891	447,184
Cumulative effect of accounting change, net of tax	—	—	(5,413)

Net income	$90,448	$249,891	$441,771

Net income per basic share:
Income before cumulative effect of accounting change	$0.17	$0.43	$0.70
Cumulative effect of accounting change	—	—	(0.01)

Net income per basic share	$0.17	$0.43	$0.69

Net income per diluted share:
Income before cumulative effect of accounting change	$0.16	$0.43	$0.68
Cumulative effect of accounting change	—	—	(0.01)

Net income per diluted share	$0.16	$0.43	$0.67

Weighted average shares:
Basic	537,942	574,992	638,288

Diluted	561,190	585,640	656,657

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,

	2001	2002	2003

Net income	$90,448	$249,891	$441,771

Other comprehensive income (loss):
Foreign currency translation adjustments	(5,835)	48,000	66,326
Unrealized gains (losses) on investments	1,215	774	(5,861)
Investment gain included in net income	3,799	558	364
Unrealized gains (losses) on cash flow hedges	(3,865)	(2,637)	4,249
Estimated tax benefit (provision)	(458)	448	620

Net change in other comprehensive income (loss) before cumulative effect of accounting change	(5,144)	47,143	65,698
Cumulative effect of accounting change	(2,626)	—	—

Comprehensive income	$82,678	$297,034	$507,469

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,

	2001	2002	2003

Convertible preferred stock:
Balance, beginning of year	$—	$—	$—

Balance, end of year	—	—	—

Common stock:
Balance, beginning of year	539	555	623
Common stock issued	16	68	26

Balance, end of year	555	623	649

Additional paid-in-capital:
Balance, beginning of year	941,015	1,274,962	3,108,131
Common stock issued	252,387	1,740,454	694,315
Common stock repurchased	(145)	(132)	(79)
Unearned stock-based compensation, net of cancellations	—	298	4,155
Stock option income tax benefit	81,705	92,549	130,638

Balance, end of year	1,274,962	3,108,131	3,937,160

Unearned stock-based compensation:
Balance, beginning of year	(1,423)	(2,367)	(5,253)
Unearned stock-based compensation, net of cancellations	(4,035)	(8,839)	(1,079)
Amortization of unearned stock-based compensation	3,091	5,953	4,324

Balance, end of year	(2,367)	(5,253)	(2,008)

Retained earnings:
Balance, beginning of year	74,504	164,633	414,474
Partnership distributions	(319)	(50)	—
Net income	90,448	249,891	441,771

Balance, end of year	164,633	414,474	856,245

Accumulated other comprehensive income (loss):
Balance, beginning of year	(875)	(8,645)	38,498
Unrealized gain (loss) on investments, net of tax	3,010	724	(3,178)
Unrealized gain (loss) on cash flow hedges, net of tax	(4,945)	(1,581)	2,549
Foreign currency translation adjustment	(5,835)	48,000	66,327

Balance, end of year	(8,645)	38,498	104,196

Total stockholders’ equity	$1,429,138	$3,556,473	$4,896,242

	Number of shares
Common stock:
Balance, beginning of year	538,500	554,518	622,554
Issuance of common stock for cash and services	11,662	20,056	26,739
Issuance of common stock for acquisitions	4,356	47,980	—

Balance, end of year	554,518	622,554	649,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2001	2002	2003

Cash flows from operating activities:
Net income	$90,448	$249,891	$441,771
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	5,413
Provision for doubtful accounts and authorized credits	25,243	25,455	46,049
Provision for transaction losses	—	7,832	36,401
Depreciation and amortization	86,641	76,576	159,003
Stock-based compensation	3,091	5,953	5,492
Tax benefit on the exercise of employee stock options	81,705	91,237	130,638
Impairment of certain equity investments	16,245	3,781	1,230
Minority interests	(10,170)	1,324	7,784
Gain on sale of assets	—	(21,378)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(50,221)	(54,583)	(153,373)
Funds receivable	—	(11,819)	(38,879)
Other current assets	11,607	10,716	(13,133)
Other non-current assets	(4,787)	(1,195)	(4,111)
Deferred tax assets, net	(11,408)	8,134	69,770
Accounts payable	(4,087)	14,631	17,348
Funds payable and amounts due to customers	—	(6,027)	56,172
Accrued expenses and other liabilities	6,790	35,481	85,704
Deferred revenue and customer advances	1,516	2,780	8,864
Income taxes payable	9,499	41,114	11,976

Net cash provided by operating activities	252,112	479,903	874,119

Cash flows from investing activities:
Purchases of property and equipment	(57,420)	(138,670)	(365,384)
Purchases of investments	(602,485)	(723,307)	(2,035,053)
Maturities and sales of investments	738,989	727,455	1,297,262
Proceeds from sale of assets	2,827	36,174	—
Acquisitions, net of cash acquired	(111,730)	(59,411)	(216,367)

Net cash used in investing activities	(29,819)	(157,759)	(1,319,542)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	123,710	252,181	700,817
Principal payments on long-term obligations	(21,886)	(64)	(11,951)
Partnership distributions	(319)	(50)	—

Net cash provided by financing activities	101,505	252,067	688,866

Effect of exchange rate changes on cash and cash equivalents	(1,702)	11,133	28,757

Net increase in cash and cash equivalents	322,096	585,344	272,200
Cash and cash equivalents at beginning of year	201,873	523,969	1,109,313

Cash and cash equivalents at end of year	$523,969	$1,109,313	$1,381,513

Supplemental cash flow disclosures:
Cash paid for interest	$2,195	$1,492	$3,237
Cash paid for income taxes	$—	$2,382	$3,519
Unearned stock-based compensation	$4,035	$8,839	$1,079
Non-cash investing and financing activities:
Common stock issued for acquisition	$128,540	$1,476,504	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of December 31, 2003, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed toward the United States, Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Ireland, Italy, the Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing an Internet-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email in 38 countries to send and receive online payments.

      On October 3, 2002, we completed our acquisition of PayPal, Inc. (“PayPal”) in a tax-free, stock-for-stock transaction. PayPal provides an online global payments platform and is headquartered in San Jose, California. The PayPal financial statements are included in our Consolidated Financial Statements from October 4, 2002.

      When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com” we mean the online marketplace located at www.ebay.com. When we refer to “PayPal”, we mean the global payments platform located at www.paypal.com.

Stock split

      On July 24, 2003, our Board of Directors approved a two-for-one split of our shares of common stock effected in the form of a stock dividend. As a result of the stock split, our stockholders received one additional share of our common stock for each share of common stock held of record on August 4, 2003. The additional shares of our common stock were distributed on August 28, 2003. All share and per share amounts in these Consolidated Financial Statements and related notes have been retroactively adjusted to reflect this and all prior stock splits for all periods presented.

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

      The consolidated accounts include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments, while our share of

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

the investees’ operations is included in other income. As of December 31, 2003, we did not have any equity method investments. Investments in entities where we hold less than a 20% ownership interest or where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

      Certain prior period balances have been reclassified to conform to the current period presentation.

Fair value of financial instruments

      Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

      Short and long-term investments, which include marketable equity securities, municipal, government and corporate bonds, are classified as available-for-sale and reported at fair value using the specific identification method. Realized gains and losses are included in earnings and were immaterial in all periods presented. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, we assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of certain equity investments in the consolidated statement of income.

Derivative instruments

      We recognize all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statement of income or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of income when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk, are recognized in the consolidated statement of income. For derivatives not recognized as hedges, the gain or loss on the derivative in the period of changes is recognized as other income.

Concentrations of credit risk

      Our cash, cash equivalents, investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Accounts receivable balances are typically settled through customer credit cards and, as a result, the majority of accounts receivable are collected upon processing of credit card transactions. We maintain an allowance for doubtful accounts receivable and authorized credits based upon our historical experience. Historically, such losses have been within our expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Generally, due to the relatively small dollar amount of individual accounts receivable, we do not require collateral on these balances. The provision for doubtful accounts is recorded as a charge to operating expense, while the provision for authorized credits is recognized as a reduction of revenues.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      We also entered into two interest rate swaps with two separate financial institutions to reduce our interest rate exposure on our San Jose corporate headquarters lease payments. If either of these financial institutions should fail to deliver under these contracts, we may be subject to variable interest rate payments.

      During the years ended and as of December 31, 2002 and 2003, no customers accounted for more than 10% of net revenues or net accounts receivable.

Allowances for transaction losses

      Our Payments segment is exposed to transaction losses due to fraud, as well as non-performance of customers and others. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant related charge-backs due to non-delivery of goods or services, Automated Clearing House, or ACH, returns, and debit card overdrafts. These allowances represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those to which we have not yet been notified. The allowances are monitored monthly and are updated based on actual claims data reported by our claims processors. Customers typically have up to 180 days to file transaction disputes. Consequently, the time between estimating the loss provisions and realization of the actual amount is short. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the allowance, in the form of provisions, are reflected as a general and administrative expense in our consolidated statement of income, while write-offs to the allowance are made when a loss is determined to have occurred. Recoveries, when collected, are recorded as an increase to the allowance for transaction losses. At December 31, 2003 and 2002, the allowance for transaction losses totaled $12.0 million and $10.1 million, respectively, and was included in accrued expenses and other current liabilities in our consolidated balance sheet.

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

Foreign currency

      Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss).

      Realized gains and losses from foreign currency transactions are recognized as other income and are insignificant for all periods presented.

Property and equipment

      Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally, one to three years for computer equipment and software, up to thirty years for buildings and

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

building improvements, ten years for aviation equipment, the shorter of five years or the term of the lease for leasehold improvements, three years for furniture and fixtures and three years for vehicles.

Intangible assets

      Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased customer lists, trademarks and tradenames, developed technologies, and other intangible assets. Identifiable intangible assets are being amortized using the straight-line method over estimated useful lives ranging from one to eight years.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 on a prospective basis. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The consolidated statement of income for the year ended December 31, 2001 includes goodwill amortization of $32.6 million.

Impairment of long-lived assets and Goodwill

      We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.

      We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment test as of August 31, 2003 and determined there to be no impairment. There were no events or circumstances from that date through December 31, 2003 that would impact this assessment.

Due to customers

      Customers utilize our payment services to transfer money electronically over the Internet. Any stored value remaining from transactions in a customer’s account represents a liability to the customer. Customers can elect to sweep their account balances into the PayPal Money Market fund to earn a rate of return; otherwise, no interest is paid on customer account balances.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Custodial accounts

      We deposit all U.S.-based customer funds not transferred to PayPal’s Money Market Fund into Federal Deposit Insurance Corporation, or FDIC, insured bank accounts. FDIC insurance is available to U.S. based PayPal customers if we (1) place pooled customer funds in bank accounts denominated “PayPal as Agent for the Benefit of its Customers” or similar caption, (2) maintain records sufficient to identify the claim of each customer in the FDIC-insured account, (3) comply with applicable FDIC recordkeeping requirements, and (4) truly operate as an agent of our customers. We receive a custodial credit from our service provider in the form of a reduction in transaction processing fees based upon balances held with each institution. This credit is recognized as a reduction in processing costs.

Comprehensive income

      Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation gains and losses, unrealized and realized gains and losses on investments, and unrealized gains and losses on cash flow hedges.

Revenue recognition

      Our net revenues result from fees associated with our transaction, advertising and other non-transaction services in our U.S., International and Payments segments. Transaction revenue is derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Revenue from advertising is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenue is primarily composed of our end-to-end services net revenue that is derived principally from contractual arrangements with third parties that provide transaction services to eBay users. Other non-transaction net revenue was also derived from our offline services from a variety of sources including seller commissions, buyer premiums, bidder registration fees and auction-related services including appraisal and authentication, primarily related to our Butterfields and Kruse subsidiaries.

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

      Our advertising revenue is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on both banner and sponsorship contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Barter transactions are valued on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

until the obligation is satisfied or the uncertainty is resolved. These amounts are included in deferred revenue in our balance sheet. Revenue from barter arrangements totaled $10.4 million, $10.1 million and $10.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

      Offline revenues represents seller commissions, buyer premiums, bidder registration fees, and auction-related services including appraisal and authentication derived from the traditional auction services provided by Butterfields and Kruse International. Butterfields auction revenues were derived primarily from auction commissions and fees from the sale of property through the auction process. Revenues from seller commissions and buyer premiums were recognized at the date the related auction was concluded. Service revenues were derived from financial, appraisal and other related services and were recognized as such services were rendered. During 2002, we sold our Butterfields and Kruse subsidiaries and accordingly, no offline revenues were recognized in 2003.

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

Advertising expense

      We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses totaled $127.1 million, $181.8 million and $321.4 million during the years ended December 31, 2001, 2002, and 2003, respectively.

Stock-based compensation

      Consistent with predominant industry practice, we account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

value of option grants and stock grants under our employee stock purchase plan as an expense would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2002	2003

Net income, as reported	$90,448	$249,891	$441,771
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	3,091	5,953	5,492
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(211,526)	(192,902)	(201,775)

Pro forma net income (loss)	$(117,987)	$62,942	$245,488

Earnings (loss) per share:
Basic — as reported	$0.17	$0.43	$0.69
pro forma	$(0.22)	$0.11	$0.38
Diluted — as reported	$0.16	$0.43	$0.67
pro forma	$(0.22)	$0.11	$0.37

      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Year Ended
	December 31,

	2001	2002	2003

Risk-free interest rates	4.4%	3.0%	1.9%
Expected lives (in years)	3.0	3.0	3.0
Dividend yield	0%	0%	0%
Expected volatility	81%	68%	64%

      The weighted average fair value of options granted in the years ended December 31, 2001, 2002 and 2003, were $11.84, $11.21 and $16.31, respectively.

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.

Consolidation of Variable Interest Entities

      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we have included our San Jose corporate headquarters lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our balance sheet at December 31, 2003 reflects additions for land and buildings totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our consolidated income statement for year ended December 31, 2003, reflects the reclassification of lease payments on our San Jose corporate headquarters from operating expense to interest expense, beginning with quarters following our adoption of FIN 46 on July 1, 2003, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, per quarter for the third and fourth quarters of 2003. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, prior periods have not been restated. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income in 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2002	2003

Numerator:
Income before cumulative effect of accounting change	$90,448	$249,891	$447,184
Cumulative effect of accounting, net of tax	—	—	(5,413)

Net income	$90,448	$249,891	$441,771

Denominator:
Weighted average common shares	545,134	575,360	638,337
Weighted average restricted common stock	(7,192)	(368)	(49)

Denominator for basic calculation	537,942	574,992	638,288
Weighted average effect of dilutive securities:
Weighted average restricted common stock	7,192	368	49
Employee stock options	16,056	10,280	18,320

Denominator for diluted calculation	561,190	585,640	656,657

Net income per basic share:
Income before cumulative effect of accounting change	$0.17	$0.43	$0.70
Cumulative effect of accounting change	—	—	(0.01)

Net income per basic share	$0.17	$0.43	$0.69

Net income per diluted share:
Income before cumulative effect of accounting change	$0.16	$0.43	$0.68
Cumulative effect of accounting change	—	—	(0.01)

Net income per diluted share	$0.16	$0.43	$0.67

      Potentially dilutive shares are excluded from the calculation of diluted net income per share because they are anti-dilutive. For the years ended December 31, 2001, 2002 and 2003, this number, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 24.5 million, 26.6 million and 3.5 million shares, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 3 — Business Combinations, Goodwill and Intangible Assets:

      During 2002 and 2003, we completed the purchase acquisitions of Billpoint, EachNet, NeoCom, PayPal, eBay Australia and New Zealand, CARad, FairMarket and Internet Auction. The following table summarizes our purchase acquisitions with aggregate purchase prices in excess of $30 million:

		Post	Net	Identifiable	Deferred			Aggregate
		Acquisition	Tangible	Intangible	Tax	Other		Purchase
Company Name	Acquisition Date	Ownership	Assets	Assets	Liabilities	Intangibles	Goodwill	Price

Billpoint	January 2002	100%	$6,643	$1,750	$(700)	$—	$35,848	$43,541
EachNet	March 2002	34%	9,379	2,280	(912)	—	19,253	30,000
PayPal	October 2002	100%	104,965	277,000	(34,958)	9,943	1,135,554	1,492,504
eBay Australia and New Zealand	October 2002	100%	444	4,650	(1,860)	—	62,266	65,500
EachNet	July 2003	100%	12,345	11,212	(3,599)	—	124,932	144,890
Internet Auction	December 2003	62%	N/A	14,981	(4,449)	12,144	71,227	93,903

      Tangible net assets were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired was based on management’s estimates using valuation reports prepared by an independent third-party valuation consultant. Such assets consist of customer lists, trademarks and trade names, developed technologies and other acquired intangible assets including contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of one to eight years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. See “Note 1 — The Company and Summary of Significant Accounting Policies.”

Billpoint

      On May 25, 1999, eBay acquired a 100% interest in Billpoint, Inc. a leading provider of billing and payment fulfillment services. On February 24, 2000, Billpoint reincorporated in Delaware and we sold an approximate 35% ownership interest to Wells Fargo Bank. In January 2002, we acquired the 35% minority interest in Billpoint held by Wells Fargo Bank in a purchase acquisition for approximately $43.5 million in cash. In October 2002, we acquired PayPal, Inc. and announced that we would phase out Billpoint’s operations. The phase out was completed in the first half of 2003.

Internet Auction Co., Ltd.

      On February 15, 2001, we acquired an approximately 51% majority interest in Internet Auction Co., Ltd., (“IAC” or “Internet Auction”), a South Korean company in a purchase acquisition for $120.8 million in cash and incurred $1.1 million of direct acquisition costs. Internet Auction introduced online trading in South Korea when it launched in April 1998. Shares of Internet Auction are listed on the KOSDAQ. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Internet Auction have been included in our Consolidated Financial Statements since February 15, 2001.

      On December 17, 2003, we settled our tender offer to purchase additional common shares of IAC. We purchased approximately 1.6 million shares, increasing our ownership to approximately 62%. Based on the December 17, 2003 exchange rate and estimated acquisition related expenses of $2.2 million, the purchase price was $93.9 million. Prior to the fourth quarter of 2003, we consolidated our original investment in IAC’s common shares and recorded the minority investor’s percentage share of income or

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

losses in the non-operating section of our consolidated income statement. We have accounted for the acquisition of the additional common shares using the purchase method of accounting and accordingly, the purchase price has been allocated to the percentage of the acquired intangible assets and a reduction in the minority interest liability on the basis of their respective fair values on the acquisition date.

EachNet, Inc. Acquisition

      On March 17, 2002, we acquired an approximate 38% interest in the outstanding common stock of EachNet, Inc. (“EachNet”), which was an approximate 33% interest on a fully diluted basis, in a purchase acquisition for $30.0 million in cash. EachNet provides an online marketplace for the trading of goods and services for both individual and business customers in the People’s Republic of China. We accounted for our investment using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill, was classified on our balance sheet as a long-term investment.

      In July 2003, we completed the acquisition of all of the remaining outstanding capital stock of EachNet. The total purchase price was $144.9 million and comprised of approximately $143.3 million in cash and $1.6 million in acquisition related expenses. Under the terms of the transaction, $104.9 million of the cash amount was paid at closing and the remaining $38.4 million was paid on March 1, 2004. We have accounted for the acquisition of the remaining outstanding capital stock as a purchase and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The valuation of the identifiable intangible assets acquired was based on management’s estimates using a valuation report prepared by an independent third-party.

      The final allocation of the purchase price will depend upon our final determination of the fair value of the net assets acquired, the liabilities assumed, and the total acquisition related expenses. The results of operations for EachNet during periods prior to our acquisition of the remaining ownership interest were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been presented.

PayPal, Inc. Merger

Overview

      On October 3, 2002, we acquired a 100% interest in PayPal, Inc. in a tax-free, stock-for-stock transaction. PayPal provides a global payments platform and is headquartered in Mountain View, California. We acquired PayPal to provide a significantly improved customer experience to eBay’s users by making their trading experience easier, safer, and faster. The PayPal financial results are included herein for periods subsequent to our acquisition date.

      The purchase price reflected the issuance of approximately 47,650,000 shares of our common stock to PayPal stockholders using a fixed exchange ratio of 0.39 shares of our common stock for each PayPal share of common stock outstanding on October 3, 2002, assuming retroactive effect of a split of PayPal’s stock corresponding to our two-for-one stock split. In addition, we assumed PayPal’s outstanding stock options. The fair value of the shares of our common stock issued and PayPal options assumed is based on a per share value of $28.96, which is equal to our weighted average closing share price for the five trading

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

days surrounding the July 8, 2002 acquisition announcement date. Total purchase price comprised of the following (in thousands):

Fair value of eBay common stock issued	$1,379,944
Fair value of PayPal stock options assumed by eBay	96,560
Estimated acquisition related costs	16,000

Aggregate purchase price	$1,492,504

      The acquisition related costs consist primarily of investment banking fees, legal and accounting fees, printing costs, and other direct costs of the acquisition.

      The intrinsic value of PayPal’s unvested common stock options and restricted stock subject to repurchase assumed in the merger totaled $9.9 million as of October 3, 2002, and was recorded as unearned stock-based compensation. For purposes of purchase price allocation, PayPal’s outstanding options that vested solely as a result of the proposed merger were deemed to be vested as of the October 3, 2002 acquisition date. The unearned stock-based compensation relating to the unvested options and the restricted stock subject to repurchase will be amortized on an accelerated basis over the remaining vesting period of less than one year to three years, consistent with the graded vesting approach described in FASB Interpretation No. 28.

Acquisition-Related Liabilities Capitalized as a Cost of Acquisition

      During the year ended December 31, 2003, we finalized our formal plan to exit certain activities and integrate certain facilities of PayPal. This plan includes provisions to terminate leases for redundant facilities, dispose of redundant fixed assets and leasehold improvements, resolve certain pre-acquisition legal contingencies, provide various employee-related benefits and exit certain contractual obligations. As of December 31, 2002, the aggregate purchase price for PayPal included $38.5 million of accruals for acquisition related liabilities and assumed lease liabilities totaling $4.7 million. As of December 31, 2003, the total remaining accrual was $36.9 million.

      The components of the acquisition related liabilities are as follows (in thousands):

	Balance at				Balance at
	December 31,	Cash	Non-Cash		December 31,
	2002	Payments	Amount Used	Adjustments	2003

Excess facilities and fixed assets	$36,705	$(2,263)	$(1,098)	$(392)	$32,952
Other liabilities and contingencies	6,447	(17,119)	—	14,621	3,949

Total liability	$43,152	$(19,382)	$(1,098)	$14,229	$36,901

      Excess facilities and fixed assets liabilities consist primarily of accruals for PayPal’s remaining lease obligations, net of estimated sublease income, and the write-off of certain leasehold improvements and other property and equipment at redundant facilities which we exited in February 2004. A substantial portion of the excess facilities and fixed assets liabilities recorded as of December 31, 2003, are expected to settle in cash during future periods.

      Other liabilities and contingencies consist primarily of accruals for legal contingencies, employee severance, relocation and other benefits, and contract termination costs. Accruals for legal contingencies are based on our assessment of probable losses arising from pre-acquisition litigation, claims and assessments. Accruals for employee severance, relocation and other benefits as well as for contract terminations are based on estimated costs associated with the acquisition-related terminations of certain PayPal employees and contracts. During the year ended December 31, 2003, cash payments were made to

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

resolve various legal, employee severance and contract terminations. A substantial portion of the other liabilities recorded as of December 31, 2003, are expected to settle in cash during future periods.

      Adjustments to our original estimates are based primarily upon the final resolution of various pre-acquisition legal contingencies and acquisition-related employee severance arrangements.

Pro Forma Financial Information

      The following unaudited pro forma financial information presents the combined results of eBay and PayPal as if the acquisition had occurred as of the beginning of 2001 and 2002, respectively after applying certain adjustments, including amortization of acquired intangible assets and other acquisition related transaction expenses (in thousands except per share amounts):

	Year Ended
	December 31,

	2001	2002

Net revenues	$852,536	$1,377,771

Net income	$15,328	$240,264

Net income per share:
Basic	$0.02	$0.39

Diluted	$0.02	$0.38

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

Sale of Butterfields, Kruse and Certain Real Estate Properties

      During 2002, we sold our Butterfields and Kruse subsidiaries as well as several real estate properties we acquired as a result of our 1999 acquisition of Butterfields. During the year ended December 31, 2002, we recognized an aggregate gain of $17.1 million, which is reported in other income. No properties were sold during the year ended December 31, 2003.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Goodwill and Intangible Assets

      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill	Goodwill		December 31,
	2002	Acquired	Disposals	Adjustments	2003

Segments:
U.S.	$118,649	$5,587	$—	$(3,197)	$121,039
International	294,761	196,159	—	33,994	524,914
Payments	1,061,867	—	—	11,491	1,073,358

	$1,475,277	$201,746	$—	$42,288	$1,719,311

      The increase in goodwill acquired during the year ended December 31, 2003, resulted primarily from our acquisition of the remaining capital stock of EachNet and an additional ownership interest in Internet Auction as noted above as well as our other insignificant acquisitions. Adjustments to goodwill during the year ended December 31, 2003, resulted primarily from foreign currency translation adjustments in addition to purchase price adjustments on prior period acquisitions. Foreign currency translation adjustments, reflecting movements in the underlying entities’ foreign currency exchange rate, totaled approximately $44.9 million for the year ended December 31, 2003.

      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2002			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Customer lists	$208,811	$(10,723)	$198,088	$223,158	$(42,093)	$181,065
Trademarks and trade names	65,140	(3,235)	61,905	75,269	(13,992)	61,277
Developed technologies	27,825	(8,353)	19,472	30,396	(16,147)	14,249
All other	733	(733)	—	19,605	(2,139)	17,466

	$302,509	$(23,044)	$279,465	$348,428	$(74,371)	$274,057

      Acquired identifiable intangible assets are subject to amortization and are comprised of customer lists, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. Identifiable intangible assets are amortized using the straight-line method over weighted average periods of seven years for customer lists, seven years for trademarks and tradenames, three years for developed technologies and three years and five years for all other intangible assets. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the year ended December 31, 2002, resulted primarily from the acquisition of PayPal totaling approximately $277.0 million. The increase in intangible assets during the year ended December 31, 2003, resulted primarily from the acquisition of the remaining ownership interest in EachNet, totaling approximately $12.6 million, including $1.4 million recorded as an investment upon the original acquisition, the acquisition of an additional ownership interest in Internet Auction totaling approximately $15.0 million, the acquisition of a license and contractual covenants related to certain patented technologies totaling approximately $14.4 million and foreign currency translation adjustments totaling approximately $1.8 million. Aggregate amortization expense for intangible assets totaled $4.0 million, $16.3 million and $53.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      As of December 31, 2003, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2004	$55,021
2005	51,630
2006	43,502
2007	40,674
2008	39,223
Thereafter	44,007

$274,057

Goodwill Amortization

      In accordance with SFAS No. 142, goodwill is no longer subject to amortization. The following table summarizes the pro forma impact of excluding goodwill amortization from our operating results (in thousands, except per share amounts):

Year Ended
December 31, 2001

Net income as reported	$90,448
Add: Goodwill amortization expense	32,586

Net income, pro forma	$123,034

Basic net income per share:
As reported	$0.17
Pro forma	$0.23
Diluted net income per share:
As reported	$0.16
Pro forma	$0.22

Note 4 — Segments:

      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

      The U.S. segment includes U.S. online marketplace trading platforms other than PayPal and Billpoint subsidiaries. The International segment includes our international online marketplace trading platforms other than PayPal and Billpoint subsidiaries. The Payments segment includes our global payments platform consisting of our PayPal and Billpoint subsidiaries. The Payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the post-acquisition period from October 4, 2002 through December 31, 2003. We discontinued Billpoint’s operations in the first half of 2003.

      Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control, such as site operations

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

costs, product development expenses, and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

      The following tables summarize the financial performance and total assets of our reporting segments (in thousands):

	Year Ended December 31, 2001

	U.S.	International	Payments	Consolidated

Net revenues from external customers	$617,011	$114,162	$17,648	$748,821
Direct costs	246,664	63,964	18,640	329,268

Direct contribution	370,347	50,198	(992)	419,553

Operating expenses and indirect costs of net revenues				279,127

Income from operations				140,426
Interest and other income, net				41,613
Interest expense				(2,851)
Impairment of certain equity investments				(16,245)

Income before income taxes and minority interest				$162,943

	Year Ended December 31, 2002

	U.S.	International	Payments	Consolidated

Net revenues from external customers	$816,596	$302,136	$95,368	$1,214,100
Direct costs	300,659	123,784	68,107	492,550

Direct contribution	515,937	178,352	27,261	721,550

Operating expenses and indirect costs of net revenues				367,353

Income from operations				354,197
Interest and other income, net				49,209
Interest expense				(1,492)
Impairment of certain equity investments				(3,781)

Income before income taxes and minority interest				$398,133

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Year Ended December 31, 2003

	U.S.	International	Payments	Consolidated

Net revenues from external customers	$1,062,834	$664,640	$437,622	$2,165,096
Direct costs	389,376	257,888	243,179	890,443

Direct contribution	673,458	406,752	194,443	1,274,653

Operating expenses and indirect costs of net revenues				645,412

Income from operations				629,241
Interest and other income, net				37,803
Interest expense				(4,314)
Impairment of certain equity investments				(1,230)

Income before income taxes and minority interest				$661,500

	December 31,

	2002	2003

Total assets:
U.S.	$1,849,859	$2,768,995
International	583,252	1,280,440
Payments	1,607,115	1,770,699

	$4,040,226	$5,820,134

      The following tables summarizes the allocation of net revenues and the long-lived assets based on geography (in thousands):

	Year Ended December 31,

	2001	2002	2003

United States net revenues	$634,659	$897,701	$1,406,512
International net revenues	114,162	316,399	758,584

Net revenues	$748,821	$1,214,100	$2,165,096

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located.

	December 31,

	2002	2003

United States long-lived assets	$1,648,753	$1,997,140
International long-lived assets	304,765	598,013

Total long-lived assets	$1,953,518	$2,595,153

      Long-lived assets are allocated between U.S. and International geographies based upon the country in which the long-lived asset is located or owned.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 5 — Investments:

      At December 31, 2002 and 2003, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2002

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$46,158	$157	$—	$46,315
Government and agency securities	—	—	—	—
Time deposits and other	43,299	152	(76)	43,375

Total	$89,457	$309	$(76)	$89,690

Long-term investments:
Restricted cash and investments	$133,541	$1,103	$—	$134,644
Municipal bonds and notes	388,535	2,320	—	390,855
Government and agency securities	35,232	281	(291)	35,222
Equity instruments	44,150	—	—	44,150

Total	$601,458	$3,704	$(291)	$604,871

	December 31, 2003

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Municipal bonds and notes	$8,065	$—	$—	$8,065
Corporate securities	223,400	2	(43)	223,359
Government and agency securities	60,419	259	—	60,678
Time deposits and other	48,474	—	—	48,474

Total	$340,358	$261	$(43)	$340,576

Long-term investments:
Restricted cash and investments	$127,544	$328	$(440)	$127,432
Corporate securities	458,997	365	(491)	458,871
Government and agency securities	462,879	236	(2,067)	461,048
Equity instruments	14,252	—	—	14,252

Total	$1,063,672	$929	$(2,998)	$1,061,603

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table summarizes the fair value and gross unrealized losses of our long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 (in thousands):

		Gross
		Unrealized
	Fair Value	Losses

Restricted cash and investments	$63,331	$(440)
Corporate securities	431,689	(534)
Government and agency securities	340,863	(2,067)

Total	$835,883	$(3,041)

      At December 31, 2003, our gross unrealized losses on investments were all in loss positions for less than 12 months.

      Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale. The losses on these securities have an average duration of approximately 3.8 months.

      The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2003 are as follows (in thousands):

December 31,
2003

Due within one year or less	$340,576
Due after one year through two years	286,581
Due after two years through three years	633,338
Due after three years through four years	—
Restricted cash and investments expiring in less than five years	127,432
Equity investments	14,252

$1,402,179

      During 2001, 2002 and 2003, we recorded impairment charges totaling $16.2 million, $3.8 million and $1.2 million, respectively, as a result of the deterioration of the financial condition of certain of our private and public equity investees that were considered to be other than temporary.

Note 6 — Derivative Instruments:

      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our primary office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments of approximately 7% of the notional amount, which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our corporate headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. The fair value of the interest rate

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

swaps as of December 31, 2003 was an unrealized loss of $4.0 million, net of tax benefit, and is recorded in accumulated other comprehensive loss on the balance sheet.

      On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, as amended, and the cumulative effect of this change in accounting method relating to the interest rate swaps was an immaterial gain on net income and an unrealized loss, net of tax, of approximately $2.6 million on other comprehensive income. At December 31, 2003, we expect to reclassify approximately $3.4 million of losses, net of tax, on the interest rate swaps from accumulated other comprehensive income to interest expense during the next twelve months.

      As of December 31, 2003, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $222.4 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into the U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both options and forward contracts. The notional amount of the options hedges entered into in 2003 was 57 million Euro. The premium cost was approximately $869,000 and the net loss on the options totaled approximately $486,000, which was recorded in other income and expense in 2003. The notional amount of forward contracts entered into in 2003 was 20 million Euro. The net loss on these forward contracts totaled approximately $635,000 and was recorded in other income and expense in 2003. All contracts hedging translation exposure mature ratably over the quarter in which they are executed.

Note 7 — Balance Sheet Components:

	December 31,

	2002	2003

	(in thousands)
Accounts receivable, net:
Accounts receivable	$162,155	$273,940
Allowance for doubtful accounts	(27,731)	(43,194)
Allowance for authorized credits	(2,971)	(4,875)

	$131,453	$225,871

      Write-offs against the allowance for doubtful accounts and authorized credits were $10.3 million, $23.8 million and $28.8 million in the years ended December 31, 2001, 2002 and 2003, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	December 31,

	2002	2003

	(in thousands)
Other current assets:
Prepaid expenses	$32,315	$33,101
Restricted cash and investments, current	21,448	14,859
Deferred tax asset, current	16,030	24,134
Other	27,195	45,935

	$96,988	$118,029

	December 31,

	2002	2003

	(in thousands)
Property and equipment, net:
Computer equipment and software	$279,026	$462,971
Land and buildings, including building improvements	31,926	293,238
Aviation equipment	30,473	30,473
Leasehold improvements	18,916	49,645
Furniture and fixtures	19,345	35,026
Vehicles and other	103	80

	379,789	871,433
Accumulated depreciation	(161,761)	(269,648)

	$218,028	$601,785

      The increase in land and buildings during the year ended December 31, 2003, resulted primarily from the inclusion of our San Jose corporate headquarters facilities lease in our Consolidated Financial Statements, totaling $126.4 million and the acquisition of additional facilities located in San Jose, California totaling approximately $125.1 million. During the years ended December 31, 2001, 2002 and 2003, we capitalized $6.7 million, $15.5 million and $38.5 million, respectively, for major site and other product development efforts. Total depreciation expense on our property and equipment was $41.8 million in 2001, $60.7 million in 2002 and $105.8 million in 2003.

	December 31,

	2002	2003

	(in thousands)
Accrued expenses:
Acquisition related accrued expenses	$40,475	$78,527
Compensation and related benefits	27,687	61,429
Advertising	32,420	45,498
Contractors and consultants	12,617	11,638
Professional fees	10,242	49,330
Transaction loss reserve	10,107	12,008
Other current liabilities	65,775	98,061

	$199,323	$356,491

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 8 — Long-Term Obligations:

      The following table summarizes our long-term obligations, including the current portion (in thousands):

	December 31,

	2002	2003

Consolidated facilities lease	$—	$122,498
Mortgage notes, 8.175% variable	9,300	—
Capital leases	7,468	4,818

Subtotal	16,768	127,316
Less: Current portion	(2,970)	(2,840)

Long-term portion	$13,798	$124,476

      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we have included our San Jose headquarters lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Under this new accounting standard, our balance sheet at December 31, 2003 reflects additions for land and buildings totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. This property is leased under a five-year lease agreement that terminates on March 1, 2005. In February 2004, we elected not to exercise certain rights to extend the lease period for these facilities and are obligated to make payments to the lessor totalling $126.4 million at lease expiration. The payments under this lease agreement are based on the $126.4 million cost of the property that was funded by an unrelated third-party. At December 31, 2003, we were in compliance with our financial covenants under the lease.

      Capital leases consist of various computer and other office leases that totaled $4.8 million at December 31, 2003. During 2003, we repaid our $9.3 million mortgage note obligation.

      Minimum annual repayments on our consolidated facilities lease and capital leases at December 31, 2003, are as follows (in thousands):

Year ending
December 31,	Total

2004	$2,840
2005	128,376
Thereafter	—

$131,216

      Approximately $126.4 million of the 2005 obligation payable represents the payment to the lessor, including the $3.9 million in relation to the non-controlling minority interest, for the corporate headquarters in San Jose, California. See “Note 17 — Subsequent Events.” The future lease payments through March 2005 under this lease arrangement are included within our obligations under operating leases. See “Note 9 — Operating Lease Arrangements.”

      We also maintain credit facilities with a financial institution, which provide up to $14.4 million for equipment purchases and $23.2 million for general working capital requirements. The credit facility is due August 6, 2005 and there were no amounts outstanding at December 31, 2003.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 9 — Operating Lease Arrangements:

      We also have lease obligations under certain other non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases, at December 31, 2003, are as follows (in thousands):

Year ending	Operating
December 31,	Leases

2004	$22,765
2005	17,556
2006	11,693
2007	9,724
2008	9,661
Thereafter	44,361

Total minimum lease payments	$115,760

      Lease payments related to our corporate headquarters in San Jose, California are estimated based on market interest rates (LIBOR) at December 31, 2003, adjusted to reflect our two interest rate swaps and certain collateral assumptions. We entered into two interest rate swaps on June 19, 2000 and July 20, 2000 to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for this facility. See “Note 6 — Derivative Instruments.”

      Rent expense in the years ended December 31, 2001, 2002 and 2003, totaled $5.7 million, $3.6 million, and $8.6 million, excluding payments under our consolidated facilities lease, respectively.

Note 10 —	Purchase and Sale of Properties or Property Interests:

      From time to time and in the ordinary course of business, we elect to sell real estate properties previously held for lease, or purchase properties or property interests for future rental. During 2002, we sold interests in nine real estate properties related to our Butterfields subsidiary for approximately $21.8 million in cash and recognized gains of $10.6 million. No real estate properties were sold during 2003.

Note 11 — Commitments and Contingencies:

Litigation and Other Legal Matters

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex-branded watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf and the appeal was heard on October 30, 2003. On February 26, 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began on April 23, 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees. Any such results could materially harm our business. While it is not possible to predict the ultimate legal and financial implications of this lawsuit, in the light of the court’s judgment, we have reassessed the likelihood of a favorable outcome in accordance with SFAS No. 5, “Accounting for Contingencies.” Based on this reassessment, we have taken an operating charge in the amount of $30.0 million, reflecting the $29.5 million judgment, together with our estimate for pre-judgment interest of $0.5 million. The charge and the related estimated tax benefit of $12.1 million were reflected in our operating results as patent litigation expense in the second quarter of 2003.

      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. We are currently awaiting the judge’s scheduling order in the case. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-022777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. In September 2003, the plaintiffs filed their motion for class certification. In November 2003, the parties reached agreement as to the monetary terms for settlement of the disputes among them, and we fully accrued for this tentative settlement amount in our income statement for the three months and year ended December 31, 2003 as the amounts are considered both probable and reasonably estimable. The amount was not material to our results of operations or cash flows. The parties have notified the court that they need time to negotiate and

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

document other terms of any resulting agreement, and the class certification hearing has been rescheduled for March 29, 2004. If PayPal is unable to prevail in these lawsuits or settle them on acceptable terms, it may have to pay substantial damages and change its anti-fraud operations in a manner that will harm its business. Even if PayPal’s defense is successful, the litigation could damage PayPal’s reputation, require significant management time, and require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Following the announcement of the merger in July 2002, three purported class action complaints were filed in the court of Delaware Court of Chancery by PayPal stockholders. These three cases have since been consolidated into a single action. Two additional purported class action complaints were filed in the Superior Court of the State of California by PayPal stockholders. The two California state court actions were consolidated and stayed. All of the complaints named as defendants PayPal and each member of its board of directors as well as eBay. The complaints were purported class actions that alleged that, among other things, eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they assertedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement, and the exchange ratio in the merger was unfair and inadequate. The plaintiffs sought, among other things, an award of unspecified compensatory damages. In January 2004, the plaintiffs in the consolidated Delaware actions voluntarily dismissed these actions without prejudice. The consolidated California actions remain pending, but there has been no activity in them for over a year and the plaintiffs have indicated their intent to dismiss these actions.

      In September 2002, Bank One Delaware (formerly known as First USA Bank, N.A.) filed a complaint against PayPal in the U.S. District Court for District of Delaware (No. 02-CV-1462) alleging infringement of two First USA patents relating to assigning an alias to a credit card so as to eliminate the need for the physical presence of the card in a financial transaction. In September 2003, PayPal filed a complaint against Bank One Corp., Bank One Delaware’s parent, in the same district court alleging infringement of a PayPal patent relating to a process that allows Internet users to make secure payments and authenticated transactions over a computer network. On October 20, 2003, the parties finalized the terms of an agreement to dismiss both lawsuits. The terms of the settlement agreement are confidential and did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claims that PayPal’s and Billpoint’s payment services infringe its patent, and seeks monetary damages and injunctive relief. On December 24, 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. The case is at a very early stage, with trial currently scheduled for April 2005. We believe that we have meritorious defenses to this suit and intend to defend ourselves vigorously. Even if our defense is successful, the litigation could be costly and require significant management time.

      In May 2002, Tumbleweed Communications Corporation filed a complaint against PayPal alleging infringement of two patents relating to electronic document delivery. Tumbleweed subsequently amended the complaint to add eBay as a defendant, and later amended the complaint to add a third related patent. On December 19, 2003, the parties entered into a settlement agreement dismissing the lawsuit, including counterclaims filed by PayPal, and entered into a patent cross-licensing agreement. The settlement and patent cross-licensing agreements did not have a material impact on our consolidated financial position, results of operations or cash flows.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to intellectual property claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

      While we currently believe that the ultimate resolution of these unresolved matters will not have a material adverse impact on our financial position, cash flow or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the effect becomes reasonably estimable. We are unable to determine what potential losses we may incur if these matters were to have an unfavorable outcome.

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

      In December 1999, we entered into an Internet marketing agreement with a privately held company that facilitates buying decisions for consumers. Under this agreement, we paid fees approximating $503,000 in 2001, and none in 2002 or 2003 for the promotion of eBay.

      In April 2000, we entered into an advertising and promotions agreement with a privately held company that provides a marketplace for live advice. Under this agreement, we recognized revenues of

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

approximately $1.0 million in 2001, $200,000 in 2002 and none in 2003. In 1999, we invested $2.0 million in capital stock of such company and received a warrant to purchase additional shares, which if exercised would bring our total ownership to less than 5% of its capital stock.

      In July 2000, we entered into an advertising and promotions agreement, which we subsequently amended in December 1999 and April 2000, with a privately held company that provides a real estate solution to home buyers and sellers. Under the terms of this agreement, we recognized revenues of approximately $441,000 in 2001, and none in 2002 or 2003. The member of our Board of Directors mentioned above is also a member of such company’s Board of Directors. In 2000, we invested $3.0 million in capital stock of such company and received a warrant to purchase additional shares, which if exercised would bring our total ownership to less than 5% of its capital stock.

      In February 2001, our wholly owned subsidiary Half.com, entered into a content licensing and inventory sales agreement with a company that provides order management and fulfillment solutions. Under this agreement, such company agreed to list its inventory on Half.com’s website and to allow Half.com to use such company’s catalog data to supplement Half.com’s existing catalog data. Half.com paid such company approximately $100,000 in 2001, $25,000 in 2002 and none in 2003 under this agreement.

      Separately, a member of our Board of Directors is a director and Chairman of the Executive Committee of the Board of Directors of a company with whom PayPal, in September 2000, prior to eBay’s acquisition of PayPal, entered into a strategic marketing agreement. The agreement was terminated in December 2002, and PayPal paid the company an early termination fee of $1,348,000 in January 2003 in accordance with the terms of the agreement. In addition, in July 2003, the company purchased an entity with which eBay had a pre-existing data licensing agreement. Under the terms of eBay’s agreement with the purchased entity, eBay recognized $156,251 of revenue in 2003, and expects to recognize revenue of up to $26,000 per month in 2004.

      All contracts with related parties are at rates and terms that we believe are comparable with those entered into with independent third parties.

Notes receivable from eBay executive officers

      At December 31, 2002 and 2003, we held notes receivable from certain executive officers totaling $3.5 million and $630,000, respectively. During 2003, all but one of such outstanding notes were pre-paid in full. The remaining outstanding note is a non-interest-bearing note issued in connection with the relocation of one executive officer to San Jose, California. The outstanding note is collateralized by a Deed of Trust, which we hold. The outstanding principal is due and payable in November 2005.

Note 13 — Preferred Stock:

      We are authorized, subject to limitations prescribed by Delaware law: to issue Preferred Stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by the stockholders. At December 31, 2002 and 2003, there were 10 million shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

Note 14 — Common Stock:

      Our Certificate of Incorporation, as amended, authorizes us to issue 900 million shares of common stock. A portion of the shares outstanding are subject to repurchase over a four-year period from the

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

earlier of the issuance date or employee hire date, as applicable. At December 31, 2002, there were 184,000 shares subject to repurchase rights at an average price of $0.45. At December 31, 2003, there were 17,000 shares subject to repurchase at an average price of $1.54.

      At December 31, 2003, we had reserved 51.3 million shares of common stock available for future issuance under our stock option plans, approximately 2.0 million shares of common stock available for future issuance under our deferred stock unit plan, and approximately 3.0 million shares of common stock available for future issuance under the employee stock purchase plan.

Note 15 — Employee Benefit Plans:

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years (or, in the case of eligible employees in two non-U.S. jurisdictions, a maximum duration of six months) at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 2001, 2002 and 2003, employees purchased 248,000, 352,000 and 580,000 shares at average prices of $21.86, $26.63 and $52.06 per share, respectively. At December 31, 2003, approximately 3.0 million shares of common stock were reserved for future issuance under our employee stock purchase plan. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year, provided that the aggregate number of shares issued over the term of the plan does not exceed 18 million shares.

401(k) Savings Plan

      We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. We contribute one dollar for each dollar a participant contributes, with a maximum contribution of $1,500 per employee. Our matching contributions were $1.7 million in 2001, $2.3 million in 2002 and $3.9 million in 2003.

Stock Unit Plan

      We have a deferred stock unit plan for non-employee new directors elected after December 31, 2002 under which awards of deferred stock units may be made. Under this plan, each new director shall receive a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property). These deferred stock units vest 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. As at December 31, 2003, 5,630 units have been awarded under this plan.

Stock Option Plans

      We have stock option plans for directors, officers and employees, under which we have made to date only nonqualified and incentive stock option grants. These stock options generally vest 25% one year from the date of grant (or in the case of existing employees, 12.5% six months from the date of grant) and vest

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

at a rate of 2.08% per month thereafter, and expire 10 years from the date of grant. Stock options issued prior to June 1998, were exercisable immediately, subject to repurchase rights held by us, which lapse over the vesting period. At December 31, 2003, 51.3 million shares were available for future grant under our stock option plans.

      The following table summarizes activity under our stock option plans for the years ended December 31, 2001, 2002 and 2003 (shares in thousands):

	Year Ended December 31,

	2001		2002		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	52,502	$19.50	70,208	$23.12	74,357	$26.86
Granted	39,242	23.44	33,733	26.71	26,694	45.25
Exercised	(13,626)	8.63	(19,538)	13.08	(26,144)	25.91
Cancelled	(7,910)	25.60	(10,046)	26.99	(5,702)	32.36

Outstanding at end of period	70,208	$23.12	74,357	$26.86	69,205	$33.86

Options exercisable at end of period	20,930	$20.84	26,248	$26.29	22,505	$27.84

      The following table summarizes information about fixed stock options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding at			Options Exercisable at
	December 31, 2003			December 31, 2003

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.10 - $23.43	11,593	6.6 years	$16.04	7,293	$14.33
$23.44 - $29.02	16,553	8.2	28.01	4,499	27.86
$29.03 - $37.13	12,729	7.6	32.33	5,365	32.49
$37.19 - $38.77	11,913	8.7	38.55	3,041	38.24
$38.78 - $54.75	13,502	8.9	48.70	2,155	45.08
$54.86 - $63.40	2,915	9.5	56.82	152	58.14

	69,205	8.1	$33.86	22,505	$27.84

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-Money	22,505	$27.84	46,700	$36.77	69,205	$33.86
Out-of-the-Money	—	—	—	—	—	—

Total options outstanding	22,505	$27.84	46,700	$36.77	69,205	$33.86

      In-the-money options are options with an exercise price lower than the $64.61 closing price of our common stock on December 31, 2003. Out-of-the-money options are options with an exercise price greater than the $64.61 closing price of our common stock on December 31, 2003.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which include our chief executive officer and the other four most highly compensated officers during the year (in thousands, except percentages):

	Year Ended December 31,

	2001	2002	2003

Total outstanding shares of common stock (at year end)	554,518	622,554	649,293

As a percentage of total outstanding shares of common stock:
Grants during the year	7%	5%	4%
Total outstanding “in-the-money” grants	10%	10%	11%
Total outstanding grants	13%	12%	11%
Grants to named officers during the year	1%	0%	0%
Total outstanding grants to named officers	1%	1%	1%
Total stock option grants during the year	39,242	33,733	26,694

Grants to named officers during the period as a percent of total grants during the year	10%	5%	9%
Total outstanding stock option grants	70,208	74,357	69,205

Total outstanding grants to named officers as a percent of total stock option grants outstanding	10%	9%	11%

Non-stockholder approved stock option grants

      Prior to our initial public offering in 1998, our Board of Directors approved three stock option grants outside of formally approved stockholder plans to two independent directors upon their joining our Board of Directors and to an executive officer upon his hiring. All of such option grants vested over 25% one year from the date of grant, with the remainder vesting at a rate of 2.08% per month thereafter and expire 10 years from the date of grant. The options granted to the independent directors were immediately exercisable, subject to repurchase rights held by us, which lapse over the vesting period. The terms and conditions of such grants are otherwise identical to nonqualified option grants made under the stock option plan in effect at that time. At the time of such grants, members of our Board of Directors (and their affiliates) beneficially owned in excess of 90% of our then outstanding voting interests. We have previously disclosed such option grants in our Prospectus filed with the Securities and Exchange Commission on September 25, 1998 in connection with our initial public offering under the headings “Management — Director Compensation” and “Management — Compensation Arrangements.” Prior to 2003, one director and the executive officer had exercised all available options under their respective grants. At December 31, 2003, one grant remained outstanding to one independent director, with 845,000 shares to be issued upon exercise of the outstanding options at an average exercise price of $0.78. There were no shares remaining available under these non-stockholder approved plans for future grants as of December 31, 2003.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 16 — Income Taxes:

      The components of income including minority interest in consolidated companies and equity interest in partnership income before income taxes, for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

United States	$177,084	$266,152	$449,078
International	(6,627)	129,685	204,844

	$170,457	$395,837	$653,922

      The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,

	2001	2002	2003

Current:
Federal	$70,552	$103,606	$124,075
State and local	17,357	18,992	36,646
Foreign	3,540	10,062	10,378

	91,449	132,660	171,099

Deferred:
Federal	(10,187)	8,091	40,619
State and local	(1,253)	5,195	(1,041)
Foreign	—	—	(3,939)

	(11,440)	13,286	35,639

	$80,009	$145,946	$206,738

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2001, 2002, and 2003 to income before income taxes (in thousands):

	Year Ended December 31,

	2001	2002	2003

Provision at statutory rate	$59,660	$138,543	$228,873
Permanent differences:
Foreign income taxed at different rates	(4,212)	(5,406)	(45,190)
Acquisition related expenses	11,834	—	—
Change in valuation allowance	—	—	5,756
Subsidiary loss not benefited	5,807	1,052	—
Tax-exempt interest income	(3,737)	(2,378)	(1,272)
State taxes, net of federal benefit	10,468	15,722	23,297
Tax credits	—	(2,021)	(7,943)
Other	189	434	3,217

	$80,009	$145,946	$206,738

      Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2002	2003

Deferred tax assets:
Net operating loss and credits	$207,276	$186,142
Accruals and allowances	40,941	38,344
Depreciation and amortization	(5,708)	(16,164)
Net unrealized losses	2,921	9,469

Net deferred tax assets	245,430	217,791
Valuation allowance	(145,182)	(165,831)

	100,248	51,960
Deferred tax liabilities:
Acquisition-related intangibles	(111,843)	(107,064)

	$(11,595)	$(55,104)

      As of December 31, 2003, our federal and state net operating loss carryforwards for income tax purposes were approximately $502.6 million and $238.8 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2006. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $20.2 million and $17.4 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2021. Deferred tax assets of approximately $151.6 million at December 31, 2003 pertain primarily to certain net operating loss carryforwards resulting from the exercise

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

of employee stock options of $391.1 million and the remainder relates to losses at certain subsidiaries. We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have evaluated the deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

      We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2003, because such earnings are intended to be reinvested in the operations and potential acquisitions of our International segment indefinitely. Upon distribution of those earnings in the form of dividends of otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

Note 17 — Subsequent Events:

      On January 26, 2004, we entered into an agreement with mobile.de to acquire all of its outstanding shares for 121 million Euros (approximately $153 million at the January 26, 2004 exchange rate), subject to certain closing adjustments, plus acquisition costs. mobile.de is a classifieds website for vehicles in Germany. The acquisition, which is subject to regulatory approval in Germany by the Federal Cartel Office, is expected to close in the second quarter of 2004. The acquisition will be accounted for under the purchase method of accounting.

      In February 2004, we elected not to exercise certain rights to extend the lease period for our San Jose corporate headquarters. The lease on these facilities will end on March 1, 2005, and we are obligated to make payments to the lessor of $126.4 million at lease expiration.

Supplementary Data — Quarterly Financial Data-Unaudited:

      The following tables present certain unaudited consolidated quarterly financial information for each of the 12 quarters ended December 31, 2003. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Quarterly Financial Data

(unaudited, in thousands, except per share amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

2001
Net revenues	$154,090	$180,905	$194,425	$219,401

Gross profit	$127,088	$148,033	$159,472	$179,412

Net income	$21,067	$24,608	$18,838	$25,935

Net income per share-basic	$0.04	$0.05	$0.03	$0.05

Net income per share-diluted	$0.04	$0.04	$0.03	$0.05

Weighted-average shares:
Basic	528,558	534,150	542,472	549,198
Diluted	557,464	567,164	564,634	567,128

	Quarter Ended

	March 31	June 30	September 30	December 31

2002
Net revenues	$245,106	$266,287	$288,779	$413,928

Gross profit	$203,829	$221,726	$243,405	$331,264

Net income	$47,584	$54,308	$61,003	$86,996

Net income per share-basic	$0.09	$0.10	$0.11	$0.14

Net income per share-diluted	$0.08	$0.10	$0.11	$0.14

Weighted-average shares:
Basic	556,664	561,414	564,534	617,288
Diluted	569,782	570,832	573,182	628,790

	Quarter Ended

	March 31	June 30	September 30	December 31

2003
Net revenues	$476,492	$509,269	$530,942	$648,393

Gross profit	$384,394	$410,119	$421,589	$532,936

Income before cumulative effect of accounting change	$104,191	$91,868	$108,663	$142,462

Cumulative effect of accounting change, net of tax	$—	$—	$(5,413)	$—

Net income	$104,191	$91,868	$103,250	$142,462

Net income per share-basic	$0.17	$0.14	$0.16	$0.22

Net income per share-diluted	$0.16	$0.14	$0.16	$0.21

Weighted-average shares:
Basic	627,316	636,680	642,729	646,819
Diluted	642,518	656,147	662,231	666,165

eBay Inc.

FINANCIAL STATEMENT SCHEDULE

      The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

	Balance at	Charged	Charged to	Charges	Balance at
	Beginning	to	Other	Utilized/	End of
	of Period	Expense	Account	Write-offs	Period

	(in thousands)
Allowance for Doubtful Accounts and Authorized Credits
Year ended December 31, 2001	$14,130	$25,243	$—	$(10,349)	$29,024
Year ended December 31, 2002	29,024	25,455	—	(23,777)	30,702
Year ended December 31, 2003	30,702	46,049	—	(28,682)	48,069
Allowance for Transaction Losses
Year ended December 31, 2001	—	—	—	—	—
Year ended December 31, 2002	—	7,832	8,848 *	(6,573)	10,107
Year ended December 31, 2003	10,107	36,401	—	(34,500)	12,008
Tax Valuation Allowance
Year ended December 31, 2001	101,586	27,626	—	—	129,212
Year ended December 31, 2002	129,212	15,970	—	—	145,182
Year ended December 31, 2003	145,182	20,649	—	—	165,831

*	Assumed liability in connection with PayPal acquisition on October 3, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 5th day of March, 2004.

eBay Inc.

By:	/s/ MARGARET C. WHITMAN

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

Date: March 5, 2004

Principal Executive Officer:	Principal Financial Officer:

By : /s/ MARGARET C. WHITMAN	By : /s/ RAJIV DUTTA

Margaret C. Whitman President, Chief Executive Officer and Director	Rajiv Dutta
Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

By : /s/ MARK J. RUBASH
----------------------------------------------
Mark J. Rubash
Vice President, Finance and Chief Accounting Officer

Additional Directors

By : /s/ PIERRE M. OMIDYAR Pierre M. Omidyar Founder, Chairman of the Board and Director	By : /s/ FRED D. ANDERSON ---------------------------------------------- Fred D. Anderson Director

By : /s/ PHILIPPE BOURGUIGNON Philippe Bourguignon Director	By : /s/ SCOTT D. COOK ---------------------------------------------- Scott D. Cook Director

By : /s/ ROBERT C. KAGLE Robert C. Kagle Director	By : /s/ DAWN G. LEPORE ---------------------------------------------- Dawn G. Lepore Director

By : /s/ THOMAS J. TIERNEY Thomas J. Tierney Director

EXHIBIT INDEX

		Filed	Incorporated by Reference
with
		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	00-24821	11/13/98
3.02	Registrant’s Certificate of Amendment of Certificate of Incorporation.		10-K	00-24821	03/28/01
3.03	Registrant’s Corrected Certificate of Certificate of Amendment of Certificate of Incorporation.		10-K	00-24821	03/28/01
3.04	Registrant’s Amended and Restated By-laws		10-Q	00-24821	11/13/98
4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	08/19/98
4.02	Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.		S-1	333-59097	07/15/98
10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	07/15/98
10.02+	Registrant’s 1996 Stock Option Plan.		S-1	333-59097	07/15/98
10.03+	Registrant’s 1997 Stock Option Plan.		S-1	333-59097	07/15/98
10.04+	Registrant’s 1998 Equity Incentive Plan.		S-1	333-59097	07/15/98
10.05+	Registrant’s 2001 Equity Incentive Plan.		S-8	333-107932	08/11/03
10.06+	Registrant’s 1998 Directors Stock Option Plan.		10-Q	00-24821	05/14/03
10.07+	Registrant’s 2003 Deferred Stock Unit Plan.		S-8	333-107832	08/11/03
10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-K	00-24821	03/25/02
10.09+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		S-8	333-97729	08/06/02
10.10+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	08/19/98
10.11+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	09/01/98
10.12+	Offer Letter to Maynard G. Webb, Jr. dated July 17, 1999.		S-3	333-88205	09/30/99
10.13+	Retention Bonus Plan dated January 10, 2001, between Registrant and Maynard G. Webb, Jr. (Corrected).		10-Q	00-24821	08/14/01
10.14+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	00-24821	03/31/03
10.15+	Offer Letter to Jeffrey D. Jordan dated July 30, 1999.		S-3	333-88205	09/30/99
10.16+	Retention Bonus Plan dated May 16, 2000, between Registrant and Jeffrey D. Jordan.		10-K	00-24821	03/28/01
10.17+	Retention Bonus Plan dated April 3, 2001, between Registrant and Jeffrey D. Jordan.		10-Q	00-24821	08/14/01
10.18+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	00-24821	03/25/02
10.19+	Supplemental Retention Bonus Plan dated April 14, 2002, between Registrant and William C. Cobb.		10-Q	00-24821	08/06/02

		Filed	Incorporated by Reference
with
		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.20+	Special Bonus Plan between Registrant and Matthew J. Bannick, dated as of September 6, 2002.		10-Q	000-24821	11/14/02
10.21	Lease dated March 1, 2000, between eBay Realty Trust and Registrant.		10-K	000-24821	03/30/00
10.22	Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent, dated March 1, 2000.		10-K	000-24821	03/30/00
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+ Indicates a management contract or compensatory plan or arrangement