Form 10-Q
period 2004-03-31
EBAY INC
filed 2004-05-10
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

      As of April 30, 2004, there were 657,360,256 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2003	2004

	(In thousands, except
	par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,381,513	$1,501,708
Short-term investments	340,576	418,677
Accounts receivable, net	225,871	225,050
Funds receivable	79,893	142,655
Restricted cash and investments	14,859	141,214
Other current assets	103,170	229,056

Total current assets	2,145,882	2,658,360
Long-term investments	934,171	1,166,674
Restricted cash and investments	127,432	1,114
Property and equipment, net	601,785	628,086
Goodwill	1,719,311	1,721,794
Intangible assets, net	274,057	260,053
Other assets	17,496	22,165

	$5,820,134	$6,458,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,633	$107,480
Funds payable and amounts due to customers	106,568	247,436
Accrued expenses and other current liabilities	356,491	344,669
Deferred revenue and customer advances	28,874	36,886
Short-term obligations	2,840	124,838
Income taxes payable	87,870	95,856

Total current liabilities	647,276	957,165
Long-term obligations	124,476	1,330
Deferred tax liabilities, net	79,238	84,745
Other liabilities	33,494	18,896
Minority interests	39,408	41,469

Total liabilities	923,892	1,103,605

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 900,000 shares authorized;
649,293 and 655,090 shares issued and outstanding	649	655
Additional paid-in capital	3,937,160	4,188,037
Unearned stock-based compensation	(2,008)	(1,578)
Retained earnings	856,245	1,056,345
Accumulated other comprehensive income	104,196	111,182

Total stockholders’ equity	4,896,242	5,354,641

	$5,820,134	$6,458,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,

	2003	2004

	(In thousands, except
	per share amounts)
	(Unaudited)
Net revenues	$476,492	$756,239
Cost of net revenues	92,098	134,358

Gross profit	384,394	621,881

Operating expenses:
Sales and marketing	123,760	192,690
Product development	34,332	52,698
General and administrative	63,000	90,636
Payroll tax on employee stock options	3,290	5,146
Amortization of acquired intangible assets	11,868	13,963

Total operating expenses	236,250	355,133

Income from operations	148,144	266,748
Interest and other income, net	7,704	23,499
Interest expense	(31)	(2,331)
Impairment of certain equity investments	(230)	—

Income before income taxes and minority interests	155,587	287,916
Provision for income taxes	(49,018)	(85,756)
Minority interests	(2,378)	(2,060)

Net income	$104,191	$200,100

Net income per share:
Basic	$0.17	$0.31

Diluted	$0.16	$0.30

Weighted average shares:
Basic	627,316	652,501

Diluted	642,518	673,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2003	2004

	(In thousands)
	(Unaudited)
Net income	$104,191	$200,100

Other comprehensive income (loss):
Foreign currency translation	8,382	5,061
Unrealized gains (losses) on investments, net	(1,127)	2,517
Investment gains included in net income	353	36
Unrealized gains on cash flow hedges	681	665
Estimated tax benefit	171	(1,293)

Net change in other comprehensive income (loss)	8,460	6,986

Comprehensive income	$112,651	$207,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$104,191	$200,100
Adjustments:
Provision for doubtful accounts and authorized credits	9,137	15,604
Provision for transaction losses	8,993	11,644
Depreciation and amortization	32,020	55,685
Amortization of unearned stock-based compensation	2,272	556
Tax benefit on the exercise of employee stock options	41,340	76,640
Impairment of certain equity investments	230	—
Minority interests	1,778	2,060
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(34,824)	(15,054)
Funds receivable	(42,871)	(61,691)
Other current assets	1,258	(115,745)
Other non-current assets	1,140	(4,667)
Deferred tax assets, net	616	(2,621)
Accounts payable	6,826	42,341
Funds payable and due to customers	46,881	143,652
Accrued expenses and other liabilities	4,904	2,024
Deferred revenue and customer advances	1,744	7,850
Income taxes payable	4,371	7,867

Net cash provided by operating activities	190,006	366,245

Cash flows from investing activities:
Purchases of property and equipment	(43,908)	(70,912)
Purchases of investments	(135,153)	(823,783)
Maturities and sales of investments	218,360	517,428
Purchases of intangible and other non-current assets	—	(945)
Acquisitions, net of cash acquired	(4,389)	(34,663)

Net cash provided by (used in) investing activities	34,910	(412,875)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	217,385	173,089
Principal payments on long-term obligations	(307)	(1,147)

Net cash provided by financing activities	217,078	171,942

Effect of exchange rate changes on cash and cash equivalents	3,111	(5,117)

Net increase in cash and cash equivalents	445,105	120,195
Cash and cash equivalents at beginning of period	1,109,313	1,381,513

Cash and cash equivalents at end of period	$1,554,418	$1,501,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of March 31, 2004, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed toward the United States, Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Ireland, Italy, The Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing an Internet-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email in 38 countries to send and receive online payments.

      When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com. When we refer to “PayPal,” we mean the global payments platform located at www.paypal.com.

Stock split

      In July 2003, our Board of Directors approved a two-for-one split of our shares of common stock effected in the form of a stock dividend. As a result of the stock split, our stockholders received one additional share of our common stock for each share of common stock held of record on August 4, 2003. The additional shares of our common stock were distributed on August 28, 2003. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect this and all prior stock splits for all periods presented.

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

      The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments, while our share of the investees’ operations is included in other income. As of March 31, 2004, we did not have any equity method investments. Investments in entities where we hold less than a 20% ownership interest or where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

      Certain prior period balances have been reclassified to conform to the current period presentation.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation

      Consistent with predominant industry practice, we account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock — Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of stock option grants and stock purchased under our employee stock purchase plan as an expense would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2004

Net income, as reported	$104,191	$200,100
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	2,272	556
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(29,643)	(15,992)

Pro forma net income	$76,820	$184,644

Earnings per share:
Basic — Reported	$0.17	$0.31
Pro forma	$0.12	$0.28
Diluted — Reported	$0.16	$0.30
Pro forma	$0.12	$0.27

      The weighted average fair value of options granted in the three months ended March 31, 2003 and 2004, was $15.99 and $24.12, respectively.

      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months
	Ended
	March 31,

	2003	2004

Risk-free interest rates	2.1%	2.3%
Expected lives (in years)	3.0	3.0
Dividend yield	0%	0%
Expected volatility	68%	54%

      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

Share-Based Payments

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal years beginning after December 15, 2004.

      Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of income as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes (see above), as is our current practice. In addition, the proposed standard will have a significant impact on our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. The tax benefit from the exercise of employee stock options, currently included within cash flows from operating activities for the three months ended March 31, 2003 and 2004 was $41.3 million and $76.6 million, respectively.

Other-Than-Temporary Impairment

      At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the year ended December 31, 2003.

      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our consolidated results of operations.

Note 2 —	Net Income Per Share

      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive securities, composed of

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unvested, restricted common stock and incremental shares of common stock issuable upon the exercise of stock options, are included in diluted net income per share to the extent such shares are dilutive.

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2004

Numerator:
Net income	$104,191	$200,100

Denominator:
Weighted average common shares	627,430	652,513
Weighted average unvested common stock subject to repurchase	(114)	(12)

Denominator for basic calculation	627,316	652,501
Weighted average effect of dilutive securities:
Weighted average unvested common stock subject to repurchase	114	12
Employee stock options	15,088	21,285

Denominator for diluted calculation	642,518	673,798

Net income per share:
Basic	$0.17	$0.31

Diluted	$0.16	$0.30

      Potentially dilutive shares are excluded from the calculation of diluted net income per share because they are anti-dilutive. For the three months ended March 31, 2003 and March 31, 2004, the potentially dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 4.0 million and 4.5 million shares, respectively.

Note 3 —	Business Combinations, Goodwill and Intangible Assets

Acquisition-Related Liabilities Capitalized as a Cost of Acquisition

      During the year ended December 31, 2003, we finalized our formal plan to exit certain activities and integrate certain facilities of PayPal. This plan includes provisions to terminate leases for redundant facilities, dispose of redundant fixed assets and leasehold improvements, resolve certain pre-acquisition legal contingencies, provide various employee-related benefits and exit certain contractual obligations. As of December 31, 2003, the aggregate purchase price for PayPal included $36.9 million of total remaining accruals for acquisition-related liabilities and assumed lease liabilities. As of March 31, 2004, the total remaining accrual was $33.2 million.

      The components of the acquisition-related liabilities are as follows (in thousands):

	Balance at				Balance at
	December 31,	Cash	Non-Cash		March 31,
	2003	Payments	Amount Used	Adjustments	2004

Excess facilities and fixed assets	$32,952	$(1,237)	$(2,488)	$—	$29,227
Other liabilities and contingencies	3,949	—	—	—	3,949

Total liability	$36,901	$(1,237)	$(2,488)	$—	$33,176

      Excess facilities and fixed asset liabilities consist primarily of accruals for PayPal’s remaining lease obligations, net of estimated sublease income, and the write-off of certain leasehold improvements and other

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property and equipment at redundant facilities which we exited in February 2004. A substantial portion of the excess facilities and fixed asset liabilities recorded as of March 31, 2004, are expected to settle in cash during future periods. The non-cash amount used for the three months ended March 31, 2004, primarily represents the utilization of accruals related to certain leasehold improvements and other property and equipment at redundant facilities.

      As of March 31, 2004, other liabilities and contingencies consist primarily of accruals for legal contingencies and contract termination costs. Accruals for legal contingencies are based on our assessment of probable losses arising from pre-acquisition litigation, claims and assessments. Accruals for contract terminations are based on estimated costs associated with the acquisition-related terminations of certain PayPal employees and contracts.

Goodwill

      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill	Goodwill		March 31,
	2003	Acquired	Disposals	Adjustments	2004

Segments:
U.S.	$121,039	$—	$—	$—	$121,039
International	524,914	—	—	2,483	527,397
Payments	1,073,358	—	—	—	1,073,358

	$1,719,311	$—	$—	$2,483	$1,721,794

      The increase in goodwill during the three months ended March 31, 2004 resulted primarily from foreign currency translation adjustments relating to goodwill associated with prior period acquisitions and are included as adjustments.

Intangible Assets

      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2003			March 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Customer lists	$223,158	$(42,093)	$181,065	$223,738	$(50,388)	$173,350
Trademarks and trade names	75,269	(13,992)	61,277	75,429	(17,000)	58,429
Developed technologies	30,396	(16,147)	14,249	30,539	(18,658)	11,881
All other	19,605	(2,139)	17,466	19,635	(3,242)	16,393

	$348,428	$(74,371)	$274,057	$349,341	$(89,288)	$260,053

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. Identifiable intangible assets are amortized using the straight-line method over weighted average periods of seven years for customer lists, seven years for trademarks and trade names, three years for developed technologies and three and five years for all other intangibles. No significant residual value is estimated for the intangible assets. Aggregate

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization expense for intangible assets totaled $11.9 million and $14.7 million for the three months ended March 31, 2003 and 2004, respectively.

      As of March 31, 2004, expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2004 (remaining nine months)	$42,687
2005	54,179
2006	45,854
2007	43,007
2008	43,006
Thereafter	31,320

$260,053

Note 4 —	Segment Information

      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

      The U.S. segment includes our U.S. online marketplace trading platforms other than our PayPal and Billpoint subsidiaries. The International segment includes our international online marketplace trading platforms other than our PayPal and Billpoint subsidiaries. The Payments segment includes our global payments platform consisting of our PayPal and Billpoint subsidiaries. We completed our planned wind-down of Billpoint’s operations in the first half of 2003.

      Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control, such as site operations costs, product development expenses, and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the financial performance and total assets of our reporting segments (in thousands):

	Three Months Ended March 31,

	2003				2004

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$242,469	$138,817	$95,206	$476,492	$338,570	$259,490	$158,179	$756,239
Direct costs	92,422	50,868	54,867	198,157	115,889	94,553	82,218	292,660

Direct contribution	150,047	87,949	40,339	278,335	222,681	164,937	75,961	463,579

Operating expenses and indirect costs of net revenues				130,191				196,831

Income from operations				148,144				266,748
Interest and other income, net				7,704				23,499
Interest expense				(31)				(2,331)
Impairment of certain equity investments				(230)				—

Income before income taxes and minority interests				$155,587				$287,916

	December 31,	March 31,
	2003	2004

Total assets:
U.S.	$2,768,995	$3,095,013
International	1,280,440	1,426,034
Payments	1,770,699	1,937,199

	$5,820,134	$6,458,246

      The following tables summarize the allocation of net revenues and long-lived assets based on geography (in thousands):

	Three Months Ended
	March 31,

	2003	2004

United States net revenues	$319,170	$455,355
International net revenues	157,322	300,884

Net revenues	$476,492	$756,239

      Net revenues in the table above are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located.

	December 31,	March 31,
	2003	2004

United States long-lived assets	$1,997,140	$2,006,993
International long-lived assets	598,013	602,940

Total long-lived assets	$2,595,153	$2,609,933

      Long-lived assets in the table above are allocated between U.S. and International geographies based upon the country in which the long-lived asset is located or owned.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Investments

      At December 31, 2003 and March 31, 2004, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2003

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Municipal bonds and notes	$8,065	$—	$—	$8,065
Corporate securities	223,400	2	(43)	223,359
Government and agency securities	60,419	259	—	60,678
Time deposits and other	48,474	—	—	48,474

Total	$340,358	$261	$(43)	$340,576

Long-term investments:
Restricted cash and investments	$127,544	$328	$(440)	$127,432
Corporate securities	458,997	365	(491)	458,871
Government and agency securities	462,879	236	(2,067)	461,048
Equity instruments	14,252	—	—	14,252

Total	$1,063,672	$929	$(2,998)	$1,061,603

	March 31, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Corporate securities	$236,872	$62	$(56)	$236,878
Government and agency securities	116,696	70	—	116,766
Time deposits and other	65,033	—	—	65,033

Total	$418,601	$132	$(56)	$418,677

Long-term investments:
Restricted cash and investments	$1,012	$102	$—	$1,114
Corporate securities	918,026	999	(760)	918,265
Government and agency securities	234,179	324	(30)	234,473
Equity instruments	13,936	—	—	13,936

Total	$1,167,153	$1,425	$(790)	$1,167,788

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the fair value and gross unrealized losses of our short- and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004 (in thousands):

		Gross
		Unrealized
	Fair Value	Losses

Corporate securities	$640,838	$(816)
Government and agency securities	19,969	(30)

Total	$660,807	$(846)

      At March 31, 2004, our gross unrealized losses on investments were all in loss positions for less than 12 months.

      Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a marked-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale. The losses on these securities have an average duration of approximately 3.2 months.

      The estimated fair value of short and long-term investments classified by date of contractual maturity at March 31, 2004, are as follows (in thousands):

March 31,
2004

One year or less	$418,677
One year through two years	560,859
Two years through three years	591,879
Three years through four years	—
Restricted cash and investments expiring in less than four years	1,114
Equity investments	13,936

$1,586,465

      During the three months ended March 31, 2003, we recorded impairment charges totaling $230,000 as a result of the deterioration of the financial condition of certain of our private equity investees. These impairment losses are identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other-than-temporary. During the three months ended March 31, 2004, we did not record any investment related impairment charges.

Note 6 — Derivative Instruments

      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our San Jose headquarters office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments of approximately 7% of the notional amount, which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our San Jose headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. The fair value of the interest rate swaps as of March 31,

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, was an unrealized loss of $3.3 million, net of tax benefit, and is recorded in accumulated other comprehensive loss on the balance sheet.

      As of March 31, 2004, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $288.1 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the quarter ended March 31, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts. We will release from other comprehensive income to our consolidated results of operations all accumulated unrealized gains and losses when the hedged forecasted inter-company transactions are recognized by the parent company. The notional amount of the forward contracts entered into in the first quarter of 2004 was 115.9 million Euros (approximately $140.2 million as at March 31, 2004). The unrealized loss on these forward contracts totaled approximately $431,000 and was recorded as a component of other comprehensive income in the three months ended March 31, 2004.

Note 7 —	Balance Sheet Components

Property and equipment, net:

	December 31,	March 31,
	2003	2004

	(In thousands)
Property and equipment, net:
Computer equipment and software	$462,971	$498,515
Land and buildings, including building improvements	293,238	293,238
Aviation equipment	30,473	30,473
Leasehold improvements	49,645	62,487
Furniture and fixtures	35,026	33,944
Vehicles and other	80	167

	871,433	918,824
Accumulated depreciation	(269,648)	(290,738)

	$601,785	$628,086

      During the three months ended March 31, 2003 and 2004, we capitalized $4.7 million and $11.1 million, respectively, for major site and other product development efforts. Total depreciation expense on our property and equipment was $20.2 million for the three months ended March 31, 2003 and $41.1 million for the three months ended March 31, 2004.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

      As of March 31, 2004, we had $126.4 million included within current restricted cash and investments relating to our San Jose headquarters lease facilities. In February 2004, we elected not to exercise our right to extend the lease period and therefore the lease on these facilities will end on March 1, 2005, at which time we will purchase the facilities. Accordingly, we have reclassified the restricted cash relating to this lease as short-term in nature.

      During the three months ended March 31, 2004, we recorded gains of approximately $14.8 million resulting from amendments to certain subleases and contract terminations within interest and other income, net in our consolidated statement of income.

Other current assets:

	December 31,	March 31,
	2003	2004

	(In thousands)
Customer accounts	$29,990	$131,663
Other current assets	73,180	97,393

	$103,170	$229,056

      In February 2004, PayPal obtained a license to operate as an Electronic Money Institution from the United Kingdom’s Financial Services Authority. As a result of regulatory requirements associated with this ELMI license, PayPal transferred the accounts and funds of its European Union users to its U.K. subsidiary. Customer funds in the U.S. held in deposit accounts insured by the Federal Deposit Insurance Corporation (FDIC) are not reflected on our balance sheet. ELMI regulations require that customer funds be invested in specified liquid assets which are not insured and therefore are included on our balance sheet as current assets with an offsetting liability. The increase in funds in customer accounts from $30.0 million at December 31, 2003 to $131.7 million at March 31, 2004, is primarily attributable to this change.

Note 8 —	Contingencies

Litigation and Other Legal Matters

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex-branded watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf and the appeal was heard in October 2003. On February 26, 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court. On March 11, 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court has not released its full decision, and we cannot yet assess the impact of this case on Rolex’s appeal of its case against us.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. No date has been set for the argument in connection with these appeals. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees. Any such results could materially harm our business. While it is not possible to predict the ultimate legal and financial implications of this lawsuit, in the light of the court’s judgment, we have reassessed the likelihood of a favorable outcome in accordance with SFAS No. 5, “Accounting for Contingencies.” Based on this reassessment, we have taken an operating charge in the amount of $30.0 million, reflecting the $29.5 million judgment, together with our estimate for pre-judgment interest of $0.5 million. The charge and the related estimated tax benefit of $12.1 million were reflected in our operating results as patent litigation expense in the second quarter of 2003.

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-022777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. In September 2003, the plaintiffs filed their motion for class certification. In November 2003, the parties tentatively reached agreement as to the monetary terms for settlement of the disputes, and we fully accrued for this tentative settlement amount in our income statement for the three months and year ended December 31, 2003 as the amounts are considered both probable and reasonably estimable. The amount was not material to our results of operations or cash flows. The parties have notified the court that they need time to negotiate and document other terms of any resulting agreement, and the class certification hearing has been rescheduled for July 17, 2004. If PayPal is unable to prevail in these lawsuits or settle them on acceptable terms, it may have to pay substantial damages and change its anti-fraud operations in a manner that will harm its business. Even if PayPal’s defense is successful or if it is able to settle the lawsuits, the litigation could

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damage PayPal’s reputation, require significant management time, and require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Following the announcement of the PayPal/ eBay merger in July 2002, three purported class action complaints were filed in the Delaware Court of Chancery by PayPal stockholders. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by PayPal stockholders. All of the complaints named as defendants PayPal and each member of its board of directors as well as eBay. The complaints alleged that eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they allegedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement, and the exchange ratio in the merger was unfair and inadequate. The plaintiffs sought, among other things, an award of unspecified compensatory damages. In January 2004, the plaintiffs in the Delaware actions voluntarily dismissed their actions without prejudice, and in March 2004, the plaintiffs in the California actions voluntarily dismissed their actions without prejudice.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claims that PayPal’s and Billpoint’s payment services infringe its patent, and seeks monetary damages and injunctive relief. In December 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. The case is at a very early stage, with trial currently scheduled for April 2005. We believe that we have meritorious defenses to this suit and intend to defend ourselves vigorously. Even if our defense is successful, the litigation will be costly and may require significant management time.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act and the Communications Decency Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

      While we currently believe that the ultimate resolution of these unresolved matters will not have a material adverse impact on our financial position, cash flow or results of operations, the litigation and other claims noted specifically or generally above are subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the effect becomes reasonably estimable. We are unable to determine what potential losses we may incur if these matters were to have an unfavorable outcome.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Provisions

      During the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programmable-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 9 —	Employee Benefit Plans

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. No shares were purchased during the three months ended March 31, 2003 and 2004. At March 31, 2004, approximately 3.6 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan will be increased automatically by the number of shares purchased under this plan in the preceding calendar year.

Stock Unit Plan

      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property). These deferred stock units vest 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As at March 31, 2004, 7,793 units had been awarded under this plan.

Stock Option Plans

      We have stock option plans for directors, officers and employees. These stock options generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. At March 31, 2004, stock options for 37.7 million shares were available for future grant.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity under our stock option plans for the three months ended March 31, 2003 and 2004 (shares in thousands):

	Three Months Ended March 31,

	2003		2004

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	74,352	$26.86	69,205	$33.86
Granted	14,662	39.25	14,079	68.95
Exercised	(9,004)	23.15	(5,797)	29.88
Cancelled	(1,806)	30.47	(511)	41.03

Outstanding at end of period	78,204	29.53	76,976	40.53

Options exercisable at end of period	22,624	$27.40	22,299	$28.65

      The following table summarizes information about fixed stock options outstanding at March 31, 2004 (shares in thousands):

					Options Exercisable at
	Options Outstanding at March 31, 2004				March 31, 2004

		Weighted		Weighted		Weighted
	Number of	Average		Average	Number of	Average
	Shares	Remaining		Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life		Price	Exercisable	Price

$ 0.10 — $27.62	16,014	6.9	years	$19.97	8,673	$16.97
$27.78 — $31.00	14,173	7.8		29.31	4,922	29.49
$31.09 — $38.77	17,201	8.2		36.85	5,766	36.21
$38.78 — $55.41	13,569	8.8		49.29	2,775	46.23
$55.49 — $69.23	15,710	9.8		67.50	163	58.12
$69.26 — $69.35	309	9.9		69.31	—	—

	76,976	8.3		$40.53	22,299	$28.65

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	22,299	$28.65	54,450	$45.27	76,749	$40.45
Out-of-the-money	—	—	227	69.32	227	69.32

Total options outstanding	22,299	$28.65	54,677	$45.37	76,976	$40.53

      In-the-money options are options with an exercise price lower than the $69.28 closing price of our common stock on March 31, 2004. Out-of-the-money options are options with an exercise price greater than the $69.28 closing price of our common stock on March 31, 2004.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which include our chief executive officer and the other four most highly compensated officers during the year (in thousands, except percentages):

	Three Months Ended
	March 31,

	2003	2004

Total outstanding shares of common stock (at period end)	631,554	655,090

As a percentage of total outstanding shares of common stock:
Grants during the period	2%	2%
Total outstanding “in-the-money” grants	12%	12%
Total outstanding grants	12%	12%
Grants to named officers during the period	0%	0%
Total outstanding grants to named officers	1%	1%
Total stock option grants during the period	14,662	14,079

Grants to named officers during the period as a percent of total grants during the period	17%	11%
Total outstanding stock option grants (at period end)	78,204	76,976

Total outstanding grants to named officers as a percent of total stock option grants outstanding	12%	11%

Note 10 —	Subsequent Events

      In January 2004, we entered into an agreement with mobile.de to acquire all of its outstanding shares for approximately 121 million Euros, subject to certain closing adjustments, plus acquisition costs. mobile.de is a classified advertising website for vehicles in Germany. The acquisition closed on April 1, 2004. The total purchase price, which was paid on April 1, 2004, was approximately $154 million, using the exchange rate at April 1, 2004 of 1.24 U.S. dollars per Euro, and comprises approximately $150 million in cash and $4 million in acquisition costs. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

      This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

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

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics

      Members of our senior management team regularly review key operating metrics such as new users, active users, listings and user gross merchandise sales (which is a measure of the total value of items sold by users of our global marketplace) as well as new user accounts, total payment volume and PayPal’s merchant services transactions processed by our wholly-owned PayPal subsidiary. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment. These operating and financial measures allow us to monitor the health and vibrancy of our marketplace and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Our expectations for growth

      We expect that our growth in net revenues during 2004 will result primarily from transaction net revenues across our U.S., International, and Payments segments, with a potentially more significant effect of downward pressures from seasonality on our revenues during the second and third quarters. The expected future growth in our Payments segment net revenues will also cause downward pressure on our gross margin and operating profit margin as a result of our Payments segment’s more cost intensive payment processing. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion, product development, site operations and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business as well as to build the infrastructure necessary to support long-term growth. In addition, to the extent that the U.S. dollar strengthens or weakens against foreign currencies, and, in particular, the Euro, the translation of these foreign currency denominated transactions into U.S. dollars will negatively or positively impact our consolidated net revenues, operating expenses and net income.

      The detailed discussion of our financial condition and results of operations contained herein is intended to provide information to assist investors, analysts and other parties reading this report in understanding the key operating and financial measures summarized above as well as the changes in our results of operations from year to year, the primary factors that accounted for those changes and how certain accounting principles, policies, judgments, and estimates affect our consolidated financial statements.

Results of Operations

      The following table sets forth, for the periods presented, certain data from our condensed consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2003	2004

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	19.3	19.5	20.6	17.8	17.8

Gross profit	80.7	80.5	79.4	82.2	82.2

Operating expenses:
Sales and marketing	26.0	26.4	25.7	26.6	25.5
Product development	7.2	7.6	7.5	7.2	7.0
General and administrative	13.2	13.6	14.0	14.8	12.0
Patent litigation expense	—	5.9	—	—	—
Payroll tax on employee stock options	0.7	0.6	0.3	0.2	0.7
Amortization of acquired intangible assets	2.5	2.4	2.6	2.0	1.8

Total operating expenses	49.6	56.5	50.0	50.8	47.0

Income from operations	31.1	24.0	29.4	31.3	35.3
Interest and other income, net	1.6	2.1	1.5	1.8	3.1
Interest expense	(0.0)	(0.0)	(0.4)	(0.3)	(0.3)
Impairment of certain equity investments	0.0	—	—	(0.2)	—

Income before cumulative effect of accounting change, income taxes and minority interests	32.7	26.1	30.4	32.6	38.1
Provision for income taxes	(10.3)	(7.8)	(9.6)	(10.3)	(11.3)
Minority interests	(0.5)	(0.3)	(0.3)	(0.3)	(0.3)

Net income before cumulative effect of accounting change	21.9	18.0	20.5	22.0	26.5
Cumulative effect of accounting change, net of tax	—	—	(1.0)	—	—

Net income	21.9%	18.0%	19.5%	22.0%	26.5%

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Our net revenues have continued to grow year-over-year, primarily as a result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, user gross merchandise sales and payment transactions processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online trading experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded trust and safety programs.

      We have continued to focus on achieving operational and cost efficiencies. These efficiencies have been offset, to a significant degree, by our continued investment in customer support, site operations, corporate infrastructure, product development and marketing.

Net Revenues Summary

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percent changes)
Net Revenues by Segment:
U.S.	$242,469	40%	$338,570
International	138,817	87%	259,490
Payments	95,206	66%	158,179

Total net revenues	$476,492	59%	$756,239

Net Revenues by Type:
Transaction net revenues
U.S.	$234,876	39%	$326,217
International	137,504	87%	257,090
Payments	93,179	67%	155,513

Total transaction net revenues	465,559	59%	738,820
Advertising and other non-transaction net revenues	10,933	59%	17,419

Total net revenues	$476,492	59%	$756,239

Net Revenues by Geography:
U.S.	$319,170	43%	$455,355
International	157,322	91%	300,884

Total net revenues	$476,492	59%	$756,239

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located.

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In millions, except percentages)
Supplemental Operating Data:
U.S. and International Segments:
Confirmed registered users(1)	68.8	52%	104.8
Active users(2)	31.1	45%	45.1
Number of listings(3)	219.7	49%	327.7
User gross merchandise sales(4)	$5,317	51%	$8,039
Payments Segment:
Total accounts(5)	27.2	68%	45.6
Active accounts(6)	9.4	54%	14.5
Number of payments(7)	50.5	57%	79.2
Total payment volume(8)	$2,628	64%	$4,321

(1)	Cumulative total of all users who have completed their registration process on one of eBay’s trading platforms.

(2)	All users, excluding Half.com, EachNet, and Internet Auction users, who bid on, bought, listed, or sold an item within the previous 12-month period.

(3)	All listings on eBay’s trading platforms during the quarter, regardless of whether the listing subsequently closed successfully.

(4)	Total value of all successfully closed listings between users on eBay’s trading platforms during the quarter, regardless of whether the buyer and seller actually consummated the transaction.

(5)	Cumulative total of all personal, premier, or business accounts opened, excluding accounts that have been closed or locked.

(6)	All accounts that sent or received at least one payment through the PayPal system during the quarter.

(7)	Total number of payments initiated through the PayPal system during the quarter, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the quarter.

(8)	Total dollar volume of payments initiated through the PayPal system during the quarter, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the quarter.

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

U.S. and International Segment Net Transaction Revenues

      U.S. segment transaction net revenues increased 40% during the first quarter of 2004, compared to the first quarter of 2003. International segment transaction net revenues increased 87% during the same period. The growth in both U.S. and International segment transaction net revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, listings and user gross merchandise sales.

      User gross merchandise sales from the U.S. and International segments increased 51% during the first quarter of 2004, compared to the first quarter of 2003. Significant contributions to this growth came from our U.S., German, U.K. and South Korean operations. eBay transaction net revenues as a percentage of user gross merchandise sales was 7.3% in the first quarter of 2004 as compared to 7.0% in the first quarter of 2003, reflecting improvements in the monetization rate for the services we provide. In addition, our users experienced gross merchandise sales growth across all major categories with motors, clothing & accessories, books, movies & music, consumer electronics, home & garden, sports, and business & industrial making the most significant year-over-year impact.

      U.S. segment transaction net revenues have continued to show strong growth in all of the major categories. Also, on February 2, 2004, eBay raised insertion fees on eBay.com in most price brackets, and changed certain feature fees on eBay.com and eBay Motors. We estimate that these changes could have had a positive impact on net transaction revenues during the first quarter of 2004 of approximately $7 million.

      International segment transaction net revenues as a percentage of total transaction net revenues was 35% during the first quarter of 2004, compared to 30% during the first quarter of 2003. The growth in our International segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues is primarily the result of solid performances in Germany, the United Kingdom and South Korea. During the first quarter of 2004, we changed our fee structure on certain of our international sites. We have experienced a positive impact on net transaction revenues and conversion rates in our International segment, with a minimal decline in listings. Additionally, the relative strength of foreign currencies, primarily the Euro, against the U.S. dollar resulted in increased net revenues of approximately $47.1 million during the first quarter of 2004 when compared to the weighted-average foreign currency exchange rates used in the preparation of our consolidated financial statements in the first quarter of 2003. This increase includes a relatively minimal proportion resulting from the impact of movements in foreign currencies on the international portion of our Payments segment.

      eBay collects value-added taxes, or VAT, on the fees we charge certain sellers in the European Union, or EU. We continue to work with the relevant tax authorities to clarify our obligations under these new regulations. There have been and will continue to be substantial ongoing costs associated with complying with the VAT rules throughout the EU. We also believe that changes in foreign currency rates will impact our operations and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted.

      We expect our U.S. and International segment net transaction revenues to continue to grow, but with a more pronounced seasonal impact. In particular, we expect seasonality to have a relatively pronounced impact in our largest markets, such as the U.S. and Germany. In particular, we expect that the sequential growth rates in the second and third quarters in these markets will be substantially less than the historical growth rates we experienced in the fourth quarter of 2003 and the first quarter of 2004.

Payments Segment Net Transaction Revenues

      Payments segment net transaction revenues increased 67% during the first quarter of 2004, compared to the first quarter of 2003. Payments segment net transaction revenues as a percentage of total net transaction revenues was 21% during the first quarter of 2004, compared to 20% during the same period in the prior year. The growth in our Payments segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues is primarily the result of increases in transaction volume. Our Payments segment net transaction revenues as a percentage of payment volume was 3.6% during the first quarter of 2004 and

3.5% during the first quarter of 2003. The growth in Payments net transaction revenues was also positively affected by PayPal’s continued penetration of eBay transactions in the U.S. and the U.K., growth in our cross border international payment transactions and growth in the merchant services business, which we formerly referred to as “off-eBay” services. Net transaction revenues from the Payments segment earned internationally totaled $41.4 million during the first quarter of 2004, representing 26.6% of total Payments segment net transaction revenue. This can be compared to net transaction revenues from the Payments segment earned internationally of $18.5 million during the first quarter of 2003, representing 19.9% of total Payments segment net transaction revenue. Our Payments segment net transactions revenues benefited slightly from the increases in foreign currencies, primarily the Euro and British Pound, and we expect currency impact to be potentially more significant as we increase the international operations of our Payments segment. We expect the Payments segment net transaction revenues to increase in absolute dollars and as a percentage of total net transaction revenues during the remainder of 2004.

Advertising and Other Net Revenues

      Advertising and other net revenues increased in absolute dollars during the first quarter of 2004 as compared to the first quarter of 2003. Advertising and other net revenues represented 2% of our total net revenues during the first quarters of 2004 and 2003, and included approximately $2.2 million and $2.5 million of revenues from barter transactions during the first quarter of 2004 and 2003, respectively. We continue to view our business as primarily transaction driven and we expect advertising and other net revenues to remain relatively stable as a percentage of total net revenues.

Cost of Net Revenues

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Cost of net revenues	$92,098	46%	$134,358
As a percentage of net revenues	19.3%		17.8%

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

      Cost of net revenues increased in absolute dollars during the first quarter of 2004 as compared to the first quarter of 2003. Cost of net revenues as a percentage of net revenues decreased slightly during the first quarter of 2004 as compared to the first quarter of 2003. The increase in absolute dollars was primarily due to an increase in the volume of transactions on the eBay and PayPal websites and continued development and expansion of our customer support and site operations infrastructure. Cost of net revenues as a percentage of net revenues has decreased, primarily due to eBay’s site operations costs growing at a slower rate than net revenues offset, in part, by the impact of PayPal’s higher structural costs relating to payment processing. Payment processing costs increased to $67.2 million in the first quarter of 2004 from $50.2 million in the first quarter of 2003, reflecting the substantial increase in PayPal’s total payment volume and increased payment processing costs related to the collection of the growing volume of eBay fees. Aggregate customer support and site operations costs increased $24.5 million during the first quarter of 2004 compared to the first quarter of 2003, due primarily to an increase in headcount, related employee costs, and increased consultant fees totaling, in aggregate, approximately $9.0 million. In addition, aggregate depreciation of site equipment and amortization of capitalized software development costs increased by $9.5 million. Costs of net revenues are expected to increase in absolute dollars and to remain generally comparable as a percentage of net revenues during the remainder of 2004.

Operating Expenses

Sales and Marketing

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Sales and marketing	$123,760	56%	$192,690
As a percentage of net revenues	26.0%		25.5%

      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff, certain trust and safety programs and certain corporate overhead allocations.

      Sales and marketing expenses increased in absolute dollars in the first quarter of 2004 as compared to the first quarter of 2003, but decreased slightly as a percentage of total net revenues due to the continued cost leverage in our business offset in part by our continued investment in growing our user base. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increases in absolute dollars. Combined advertising and marketing costs increased $41.8 million in the first quarter of 2004 as compared to the first quarter of 2003. This increase was primarily the result of our marketing programs directed towards our Internet marketing and national television and radio advertising campaigns as well as several category-focused print campaigns. Employee-related costs increased by approximately $13.1 million during the first quarter of 2004 as compared to the first quarter of 2003. Sales and marketing expenses are expected to increase in absolute dollars, and to remain generally comparable as a percentage of net revenues during the remainder of 2004. In addition, our online marketing expenses are expected to increase because of increases in the volume of, and especially rates for, online advertising that we expect to purchase in order to attract new customers and increase the activity on our websites.

Product Development

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Product development	$34,332	53%	$52,698
As a percentage of net revenues	7.2%		7.0%

      Product development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and certain corporate overhead allocations. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our “V3” platform architecture, global billing, seller tools and payment gateway projects. These capitalized costs totaled $10.2 million in the first quarter of 2004 and $4.7 million in the first quarter of 2003, and are reflected as a cost of net revenues when amortized in future periods. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      The increase in absolute dollars in the first quarter of 2004, as compared to the same period for the prior year, was primarily the result of increased headcount. These increases were partially offset by the amounts capitalized in connection with major site and other product development efforts in the first quarter of 2004. The headcount growth was focused on hiring new employees for various platform development initiatives at eBay and PayPal, both domestically and internationally. Consultant and employee-related costs increased by approximately $12.4 million during the first quarter of 2004 as compared to the first quarter of 2003. Product development costs decreased as a percentage of net revenues in the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the leveraging of certain costs and process improvements. Product development expenses are expected to increase in absolute dollars and slightly as a percentage of net revenues during the remainder of 2004, as we develop new site features and functionality and continue to improve and expand operations across all our segments.

General and Administrative

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
General and administrative	$63,000	44%	$90,636
As a percentage of net revenues	13.2%		12.0%

      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, provision for doubtful accounts, insurance, fees for external professional advisors and certain corporate overhead allocations.

      The increase in absolute dollars in the first quarter of 2004 as compared to the same period in 2003, was due primarily to employee and facilities related costs, fees for external professional advisors and consultants and payment transaction loss expenses resulting from our increased activity. The increases in employee and facilities related costs resulted from continued headcount growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations and the integration of acquired businesses. Consultant and employee-related costs increased by approximately $11.9 million during the first quarter of 2004 as compared to the first quarter of 2003. PayPal’s payment transaction loss expense was $11.6 million during the first quarter of 2004 as compared to $9.0 million during the first quarter of 2003. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.27% in the first quarter of 2004 as compared to 0.34% in the same period of the prior year. Despite the higher transaction loss rates we expect to experience as a result of the buyer protection program implemented in September 2003, we believe our transaction loss rate will decrease during the second and third quarters of 2004 and, in the fourth quarter of 2004, increase back to the rate experienced in the first quarter of 2004 due to more pronounced seasonality. The remaining increase in general and administrative expenses in absolute dollars is due to our increased activity and relates primarily to fees for external professional advisors and facilities related expenses. With our continued investment in the infrastructure needed to support our business, primarily in our International and Payments segments as well as in our corporate functions, we expect general and administrative expenses to increase in absolute dollars and to remain generally comparable as a percentage of net revenues during the remainder of 2004.

Payroll Expense on Employee Stock Options

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Payroll tax expense from employee stock options	$3,290	56%	$5,146
As a percentage of net revenues	0.7%		0.7%

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

Amortization of Acquired Intangible Assets

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Amortization of acquired intangible assets	$11,868	18%	$13,963
As a percentage of net revenues	2.5%		1.8%

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

      Intangible assets include purchased customer lists, trademarks and trade names, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, using the straight-line method over estimated useful lives ranging from one to eight years. We believe the straight-line method of amortization best represents the distribution of economic value of the identified intangible assets.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Our annual impairment test was carried out as of August 31, 2003 and there were no events or circumstances from that date through March 31, 2004 that would impact this assessment.

      We expect amortization of acquired intangible assets will increase slightly in absolute dollars during the remainder of 2004 as a result of the incremental acquired intangible assets of mobile.de, which we acquired on April 1, 2004. Based on our initial assessment, the acquisition of mobile.de included intangible assets totaling approximately $31 million that have a weighted-average life of approximately six years.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Interest and other income, net	$7,704	205%	$23,499
As a percentage of net revenues	1.6%		3.1%

      Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

      Our interest and other income, net increased during the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of gains from amendments to certain subleases and contract terminations. In addition, we recorded increased interest income primarily due to increased cash, cash equivalents and investments balances, despite a decrease in the weighted-average interest rate of our portfolio from 1.9% in the first quarter of 2003 to 1.4% in the first quarter of 2004. We expect that interest and other income, net, will decrease in absolute dollars during the remainder of 2004.

Interest Expense

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Interest expense	$31	7,419%	$2,331
As a percentage of net revenues	0.0%		0.3%

      Interest expense consists of interest charges on mortgage notes, capital leases and our consolidated operating lease arrangement related to our San Jose headquarters office facilities.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In accordance with the provisions of this standard, we have included our San Jose headquarters lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Beginning July 1, 2003, our income statement reflects the reclassification of lease payments on our San Jose headquarters office facilities from operating expense to interest expense. We expect our interest expense will remain generally comparable with the first quarter of 2004 in absolute dollars and as a percentage of net revenue during the remainder of 2004.

Impairment of Certain Equity Investments

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Impairment of certain equity investments	$230	(100)%	$—
As a percentage of net revenues	0.0%		—%

      During the first quarter of 2003, we recorded an impairment charge totaling $230,000, as a result of the deterioration of the financial condition of certain of our private and public equity investees. We identified these impairment losses as part of our normal process of assessing the quality of our investment portfolio. They reflect declines in fair value and other market conditions that we believe are other than temporary. We did not record any impairments of our equity investments during the first quarter of 2004. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Provision for income taxes	$49,018	75%	$85,756
As a percentage of net revenues	10.3%		11.3%
Effective tax rate	32%		30%

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

      The lower effective tax rates in the first quarter of 2004 as compared to the same period in the prior year reflects the increasing profit contribution from our international operations that have lower effective tax rates.

      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have evaluated our deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a full valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to use up to $167.8 million of additional deferred tax assets to reduce future income tax liabilities. When recognized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Minority Interests

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2003	Change	March 31, 2004

	(In thousands, except percentages)
Minority interests	$(2,378)	(13)%	$(2,060)
As a percentage of net revenues	0.5%		0.3%

      Minority interests in consolidated companies represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in various of our subsidiaries during the first quarters of 2003 and 2004.

      The change in minority interests in the first quarter of 2004 as compared to 2003 is due primarily to the minority interests’ portion of the net income generated by our Korean subsidiary, Internet Auction, offset, in part, by our acquisition of an increased ownership interest in Internet Auction in December 2003. We expect that minority interests will continue to fluctuate in future periods. If Internet Auction continues to be profitable, the minority interests adjustment on the consolidated statement of income will continue to decrease our net income by the minority investor’s share of Internet Auction’s net income.

Impact of Foreign Currency Translation

      During the first quarter of 2004, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 40% of our consolidated net revenues, as compared to approximately 33% of our net revenues in the first quarter of 2003. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and include Euros, British Pounds, Korean Won, Canadian Dollars and Australian Dollars. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

      During the first quarter of 2004, the U.S. dollar strengthened against the Euro. However, the U.S. dollar was weaker in the first quarter of 2004 than in the first quarter of 2003. Using the weighted-average foreign currency exchange rates from the first quarter of 2003, our net revenues for the first quarter of 2004 would have been lower than that reported using the actual exchange rates for the first quarter of 2004, by approximately $47.1 million. In addition, applying the weighted-average foreign currency exchange rates from the first quarter of 2003 to our operating expenses for the first quarter of 2004, these operating expenses would have been approximately $17.6 million lower than those reported using the actual exchange rates during that period. The majority of this impact relates to the Euro.

      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income. See the information in Item 3 of Part I under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the quarter ended March 31, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts. We will release from other comprehensive income to our consolidated results of operations all accumulated unrealized gains and losses when the hedged forecasted inter-company transactions are recognized by the parent company. The notional amount of the forward contracts entered into in the first quarter of 2004 was 115.9 million Euros (approximately $140.2 million as at March 31, 2004). The unrealized loss on these forward contracts totaled approximately $431,000 and was recorded as a component of other comprehensive income in the three months ended March 31, 2004.

Foreign Exchange Hedging Policy

      We are a rapidly growing company, with an increasing proportion of our operations outside the U.S. Accordingly, our foreign currency exposures have increased substantially and are expected to continue to grow. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated U.S. dollar cash flows, net revenues, and income.

      Our primary foreign currency exposures are transaction, economic and translation:

      Transaction Exposure: Around the world, we have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings.

      Economic Exposure: We also have anticipated and unrecognized future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary economic exposures include future royalty receivables, customer collections, and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange forward contracts to fix the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings.

      Earnings Translation Exposure: As our international operations grow, fluctuations in the foreign currencies create volatility in our reported results of operations as we are required to consolidate the results of operations of our foreign denominated subsidiaries. We may decide to purchase forward exchange contracts or other instruments to offset the earnings impact of currency fluctuations. Such contracts will be marked-to-market on a monthly basis and any unrealized gain or loss recorded in other income and expense.

Employee Stock Options

      We continue to believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. Stock options granted during the year ended December 31, 2003, represented approximately 4% of our total outstanding common stock as at December 31, 2003, a substantial portion of which were granted to new employees.

Recent Accounting Pronouncements

Share-Based Payments

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal years beginning after December 15, 2004.

      Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of income as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice (see Note 1 of the notes to the condensed consolidated financial statements contained herein). In addition, the proposed standard will have a significant impact on our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. The tax benefit from the exercise of employee stock options currently included within cash flows from operating activities for the three months ended March 31, 2003 and 2004, was $41.3 million and $76.6 million, respectively.

Other-Than-Temporary Impairment

      At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the year ended December 31, 2003.

      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our consolidated results of operations.

Employees

      As of March 31, 2004, eBay Inc. and its consolidated subsidiaries employed approximately 6,300 persons (excluding approximately 500 temporary employees), of whom approximately 4,600 were in the United States (excluding approximately 100 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and our continuing ability to find and retain highly qualified technical and managerial personnel.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	March 31,

	2003	2004

	(In thousands)
Net cash provided by (used in):
Operating activities	$190,006	$366,245
Investing activities	34,910	(412,875)
Financing activities	217,078	171,942
Effect of exchange rates on cash and cash equivalents	3,111	(5,117)

Net increase in cash and cash equivalents	$445,105	$120,195

      We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2003 and 2004. This result was driven mainly by non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, tax benefits on the exercise of employee stock options resulting from our increasing stock price and the related increases in the personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues, provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary and other costs. During the first quarter of 2003 and of 2004, we used net cash provided by operating and financing activities primarily to fund purchases of property and equipment. In addition, during the first quarter of 2004, we made an installment payment of approximately $38.4 million in connection with our acquisition of the remaining ownership interest in EachNet in the second quarter of 2003. Net cash provided by operating activities during the three months ended March 31, 2004 also contributed to an increase in our aggregate cash, cash equivalents and investments balance by $120.2 million to approximately $3.1 billion. We currently expect that the cash flows from operations for the remainder of 2004 will continue to exceed net income. We believe that existing cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

      The net cash flows provided by (used in) investing activities during the three months ended March 31, 2003 and 2004 were due primarily to the movement of cash between investments and cash, offset, in part, by the purchase of property and equipment and, for the first quarter of 2004, the payment for the acquisition of the remaining ownership interest in EachNet. Purchases of property and equipment totaled $43.9 million during the first quarter of 2003 and $70.9 million during the first quarter of 2004 and related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion.

      The net cash flows provided by financing activities during the three months ended March 31, 2003 and 2004 were due primarily to proceeds from stock option exercises. Proceeds from stock option exercises totaled $217.4 million during the first quarter of 2003 and $173.1 million during the first quarter of 2004. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

Capital Expenditures

      We expect capital expenditures to approximate $250 million for the remainder of 2004. We estimate that the required capitalization of product development costs will approximate $30 million through the remainder of 2004. The remaining balance will be used primarily for the purchase of computer hardware and software of approximately $145 million, and furniture and fixtures, leasehold improvements and other corporate assets that we expect will amount to approximately $75 million in the aggregate.

Other Financial Arrangements

      As of March 31, 2004, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Leases

      In February 2004, we elected not to extend the lease period for our San Jose corporate headquarters. The lease on these facilities will end on March 1, 2005, at which time we will purchase the facilities and pay $126.4 million to the lessor at lease expiration.

Indemnification Provisions

      During the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programmable-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Subsequent Events

Acquisition of mobile.de

      In January 2004, we entered into an agreement with mobile.de to acquire all of its outstanding shares for approximately 121 million Euros, subject to certain closing adjustments, plus acquisition costs. mobile.de is a classifieds advertising website for vehicles in Germany. The acquisition closed on April 1, 2004. The total purchase price, which was paid on April 1, 2004, was approximately $154 million, using the exchange rate at April 1, 2004 of 1.24 U.S. dollars per Euro, and comprises approximately $150 million in cash and $4 million in acquisition costs.

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

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users and to encourage existing users to list items for sale, purchase items through our service, or use our payment services;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm the Internet, electronic commerce, or our business model;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	the success of our geographic and product expansions;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	the volume, size, timing, and completion rate of transactions on our websites;

•	consumer confidence in the safety and security of transactions on our websites;

•	the costs and results of litigation that involves us;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth at a reasonable cost;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner, including expanding our fixed-price offerings;

•	our ability to successfully integrate and manage our acquisitions, including EachNet and, most recently, mobile.de;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rate and payment funding mix;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals) and to increase the acceptance of PayPal by online merchants outside of the eBay marketplace;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the results of regulatory decisions that affect us;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties;

•	the timing, cost, and availability of advertising in traditional media and on other websites and online services;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	increasing consumer acceptance of the Internet and other online services for commerce and, in particular, for the trading of products such as those listed on our websites;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.

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

      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada, and South Korea, has also become critical to our revenues and profits. Expansion into international markets, such as our recent entry into the People’s Republic of China, requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In many countries, we compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of eBay’s and PayPal’s services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require special licensure, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent consumer protection, data protection and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	changes in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

      Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under “We are exposed to fluctuations in currency exchange rates,” below.

      We are in the process of expanding PayPal’s services internationally. Both eBay and PayPal have limited experience with the payments business outside of the U.S. In some countries, expansion of PayPal’s business may require a close commercial relationship with one or more local banks. We do not know if these or other factors may prevent, delay, or limit PayPal’s expansion or reduce its profitability. Any limitation on our ability to expand PayPal internationally could harm our business.

Our investment in EachNet is subject to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.

      In July 2003, we completed the acquisition of the remaining outstanding capital stock and options of EachNet. EachNet is a Delaware corporation and a foreign person under the laws of the People’s Republic of China, or PRC, and is subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the EachNet website is operated through a foreign-owned enterprise indirectly owned by EachNet Inc., which acts in cooperation with a local PRC company owned by certain EachNet employees. We believe EachNet’s current ownership structure complies with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. There are also uncertainties regarding EachNet’s ability to enforce contractual relationships it has entered into with respect to management and control of the company’s business. If EachNet were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely.

We are exposed to fluctuations in currency exchange rates.

      Net revenues outside the United States accounted for approximately 35% of our net revenues in 2003, and approximately 40% of our net revenues in the first quarter of 2004. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate funds in non-U.S. currencies to facilitate customer withdrawals, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. The change in weighted average foreign currency exchange rates in the first quarter of 2004 relative to the comparable rates used in the preparation of our consolidated financial statements in the first quarter of 2003 resulted in an increase in net revenues of approximately $47.1 million and an increase in operating expenses of approximately $17.6 million. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments.

Our business and users may be subject to sales and other taxes.

      We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or any foreign country may seek to impose sales, use, or value-added tax collection or record-keeping obligations on companies such as eBay that engage in or facilitate online commerce. For example, such taxes could be imposed if eBay were ever deemed to be an auctioneer or the legal agent of our sellers. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. Legislation has also been introduced in the U.S. Congress to override the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Passage of such legislation and the imposition of such sales tax requirements would adversely affect our sellers and our business. In July 2003, eBay began collecting value-added tax, or VAT, on the fees we charge sellers in the European Union, or EU, on our sites catering to EU residents. We continue to work with the relevant EU member state tax authorities to clarify our obligations under these new regulations. There have been, and will continue to be, substantial ongoing costs associated with complying with the VAT rules throughout the EU. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise or services on our platforms would harm our business. In addition, in 1998 and 2000, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing access or discriminatory taxes on the Internet through November 1, 2003. The expiration of this moratorium has permitted states and localities to impose new taxes on the Internet that could adversely affect our business. So far, no such taxes have been imposed on either eBay or our users and the U.S. Congress continues to consider legislation to reinstate the moratorium.

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

      For the year ended December 31, 2003 and quarter ended March 31, 2004, PayPal’s provision for transaction losses totaled $36.4 million and $11.6 million, respectively, representing 0.30% and 0.27%, respectively, of PayPal’s total payment volume in those periods. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.

      PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal’s. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal would be required to reimburse customers for any funds stolen as a result of such breaches.

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

      In October 2003, PayPal launched a new buyer protection program that refunds to buyers up to $500 in certain eBay transactions if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. In the event that PayPal makes such a refund, it will seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal Buyer Protection program has increased PayPal’s loss rate and could cause future fluctuations.

      eBay faces similar risks to those of PayPal with respect to fraudulent activities, although eBay’s risks may to some extent be less significant. eBay periodically receives complaints from users who may not have received the purchase price or the goods that were to have been exchanged. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. While eBay can suspend the accounts of users who fail to fulfill their delivery obligations to other users, eBay does not have the ability to require users to make payments or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, eBay does not compensate users who believe they have been defrauded by other users. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

      Negative publicity generated as a result of fraudulent or deceptive conduct by users of our eBay and PayPal services is increasing, and such publicity could damage our reputation, reduce our ability to attract new users, and diminish the value of our brand names.

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

      Because PayPal is not a bank, it cannot belong to or directly access the Visa and MasterCard credit card associations. As a result, PayPal must rely on banks or payment processors to process transactions. PayPal is required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of processing payments for PayPal. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with PayPal. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

      In 2002, both Visa and MasterCard adopted new operating rules for Internet payment services like PayPal. In order to comply with the associations’ new rules, PayPal and its credit card processors have implemented changes to existing business processes for U.S. customers, and have worked aggressively throughout 2003 and the first quarter of 2004 on changes with respect to processes for transactions involving international customers. PayPal and its processors completed the implementation of these changes with respect to Canadian and European customers in February 2004. Any problems with this implementation could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal and its processors could be unable to implement the necessary changes with respect to customers outside the U.S., Canada, and Europe, which could result in fines or the inability of PayPal to process MasterCard payments for international merchants in certain countries. PayPal also could be subject to fines from MasterCard and Visa if it fails to register and conduct additional monitoring with respect to the activities of merchants that are considered “high risk,” primarily certain merchants that sell digital content. PayPal has incurred fines from its credit card processor in 2003 and the first quarter of 2004 relating to PayPal’s failure to detect the use of its service by certain “high risk” merchants using the PayPal service. These fines have been in amounts that are not material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards, which would seriously damage PayPal’s business.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express, and Discover may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa have each announced increases to their credit card interchange fees effective April 2004. Visa and MasterCard both implemented a decrease in their debit card interchange fees in August 2003 as a result of the settlement of litigation, but the settlement agreement required them to maintain these lower interchange fees only until January 2004, and they have announced increases in debit card interchange fees, in January 2004 and April 2004, respectively, to levels close to those that prevailed prior to August 2003. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal. Such increased fees will increase PayPal’s operating costs and reduce its profit margins.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission or electronic funds transfers, it could be subject to liability and forced to change its business practices.

      We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board, and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of electronic commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned below. However, one or more states may conclude that PayPal is engaged in an unauthorized banking business. PayPal received written communications from regulatory authorities in New York and Louisiana in early 2002 expressing the view that its service as it formerly operated constituted an unauthorized banking business, and from authorities in California and Idaho in 2001 that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns and received a conclusion in 2002 from the New York Banking Department that its current business model does not constitute illegal banking. PayPal also has obtained licenses to operate as a money transmitter in California, Louisiana, Idaho, and many other states. However, we cannot guarantee that the steps PayPal has taken to address state regulatory concerns will be effective in all states. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.

      A number of states have enacted legislation regulating money transmitters and PayPal has applied for licenses under this legislation in 31 jurisdictions. To date, PayPal has obtained licenses in 26 of these jurisdictions. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed approximately 629,000 transactions per day during 2003 and approximately 870,000 transactions per day during the first quarter of 2004, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear. The cost of obtaining any required licenses or regulatory approvals in these countries could affect PayPal’s future profitability.

      PayPal currently allows its customers with credit cards to send payments from 37 countries outside the U.S., and to receive payments in 32 of those countries. In 22 of these countries, customers can withdraw funds to local bank accounts. In the fourth quarter of 2002, PayPal began offering customers the ability to send or receive payments denominated in British Pounds, Euros, Canadian Dollars or Yen, in addition to U.S. Dollars. In February 2004, PayPal (Europe) Ltd., a wholly-subsidiary of PayPal, received a license to operate as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the EU. PayPal has completed the migration of all EU customers to that subsidiary. Fifteen of the 37 countries outside of the U.S. whose residents can use the PayPal service are members of the European Union. As PayPal (Europe) develops localized services for the domestic market in these countries, it is seeking approval to implement such localized service through an expedited “passport” notification process. Any delay in obtaining clearance through the “passport” process could force PayPal to delay its plans for expanding its business. PayPal has filed “passport” notices for Germany, France, The Netherlands, Belgium, Austria, Ireland, Italy, and Spain. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.

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

Our auction business may be subject to regulation that could require us to modify our business practices.

      Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made as to whether the California regulations apply to our business and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users, which could harm our business. We are currently subject to potential regulation by the Illinois Office of Banks and Real Estate concerning the applicability of Illinois auction law to our services. In August 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services.” We expect to register as an Internet auction listing service in Illinois following the adoption of regulations under the amended statute. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

We are subject to regulations relating to consumer privacy.

      Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that limits the uses of personal information gathered online or offline. Many jurisdictions already have such laws and continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. However, the Fair Credit Reporting Act, or FCRA, includes a provision preempting conflicting state laws on the sharing of information between corporate affiliates. The preemptive provisions of FCRA were permanently extended last year, and as a result we believe that PayPal and eBay will not be subject to the laws of each individual state with respect to matters within the scope of FCRA, but will remain subject to the provisions of FCRA.

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

      We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce have only recently begun to be interpreted by the courts and implemented by the EU Member States, so their applicability and scope remain somewhat uncertain. As our activities and the types of goods listed on our website expand, regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items (e.g., real estate, event tickets, cultural goods, boats, automobiles).

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

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 55% of PayPal’s payment volume during 2003 and 54% of PayPal’s payment volume during the first quarter of 2004 using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, because of frequent flier miles or other incentives offered by credit cards, because of the ability to defer payment, or because of generalized fears regarding privacy or loss of control in providing bank account information to a third party.

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

Our business is subject to online commerce security risks, including security breaches and identity theft.

      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

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

      We are currently expanding our headcount, facilities, and infrastructure in the U.S. and internationally. We anticipate that further expansion will be required to address potential growth in our customer base and number of listings and payment transactions, as well as our expansion into new geographic areas, types of goods, and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•	The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume, our business could be harmed. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly with our existing systems any newly developed or purchased technologies or businesses. We are in the midst of significant multi-year projects to enhance our current technical architecture. If these projects are not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, and our operating margins may decrease.

•	Customer Accounts. Our revenues depend on prompt and accurate billing processes. We are in the midst of a significant project to enhance our billing software. Failure to successfully complete this

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

      Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity. Similarly, our results of operations historically have been seasonal because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, especially in the fourth fiscal quarter. We expect these patterns of seasonality to become more pronounced as our websites gain acceptance by a broader base of mainstream users and as the size of our European operations, which experience greater seasonality, grows relative to our other operations.

Our business may be harmed if our services are used for illegal purposes.

      The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled in the United States and internationally. We are aware that certain goods, such as weapons, adult material, tobacco products, alcohol, and other goods that may be subject to regulation, have been listed and traded on our service. We may be unable to prevent our users from selling unlawful goods or selling goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. Our Korean subsidiary and one of its employees were recently found criminally liable for a listing on the Korean subsidiary’s website. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources or discontinue certain service offerings. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity could damage our reputation and diminish the value of our brand names. It also could make users reluctant to continue to use our services.

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

      PayPal is subject to money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In July 2003, PayPal agreed with the

U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act and further agreed to have its compliance program reviewed by an independent audit firm. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor more closely international transactions. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of international customers and to monitor its customers’ activities more closely. These requirements, as well as any additional restrictions imposed by Visa, MasterCard, American Express, and Discover, could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

We are subject to intellectual property and other litigation.

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf and the appeal was heard in October 2003. On February 26, 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court. On March 11, 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court has not released its full decision, and we cannot yet assess the impact of this case on Rolex’s appeal of its case against us.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. No date has been set for argument in connection with these appeals. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. In September 2003, the plaintiffs filed their motion for class certification. In November 2003, the parties tentatively reached agreement as to the monetary terms for settlement of the disputes and we fully accrued for this tentative settlement amount in our income statement for the three months and year ended December 31, 2003. The parties have notified the court that they need time to negotiate and document other terms of any resulting agreement, and the class certification hearing has been rescheduled for July 17, 2004. If PayPal is unable to prevail in these lawsuits or settle them on acceptable terms, it may have to pay substantial damages and change its anti-fraud operations in a manner that will harm its business. Even if PayPal’s defense is successful or if it is able to settle the lawsuits, the litigation could damage PayPal’s reputation, require significant management time, and require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Following the announcement of the PayPal/eBay merger in July 2002, three purported class action complaints were filed in the Delaware Court of Chancery by PayPal stockholders. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by PayPal stockholders. All of the complaints named as defendants PayPal and each member of its board of directors as well as eBay. The complaints alleged that eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they allegedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement, and the exchange ratio in the merger was unfair and inadequate. The plaintiffs sought, among other things, an award of unspecified compensatory damages. In January 2004, the plaintiffs in the Delaware actions voluntarily dismissed their actions without prejudice, and in March 2004, the plaintiffs in the California actions voluntarily dismissed their actions without prejudice.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claims that PayPal’s and Billpoint’s payment services infringe its patent, and seeks monetary damages and injunctive relief. In December 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. The case is at a very early stage, with trial currently scheduled for April 2005. We believe that we have meritorious defenses to this suit and intend to defend ourselves vigorously. Even if our defense is successful, the litigation will be costly and may require significant management time.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act and the Communications Decency Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

      We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the content community to eliminate infringing listings on our websites, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time. Such litigation is costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

We are subject to risks associated with information disseminated through our service.

      The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for content posted in the Feedback Forum. Claims like these are more likely and may have a higher probability of success in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

Customer complaints or negative publicity about our customer service could diminish use of our services adversely and, as a result, our business could suffer.

      Customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our services. Breaches of our customers’ privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

      Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer service and must resolve certain customer contacts within shorter time frames. PayPal has in the past received negative publicity with respect to its customer service and is the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve promptly certain account restrictions. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity and its ability to attract new customers may be damaged. Current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in eBay as a whole.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, NeoCom, PayPal, CARad, EachNet, and FairMarket. On April 1, 2004, we completed our acquisition of mobile.de, a German classified advertising automobile-listing website. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

      Foreign acquisitions involve special risks, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions. As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

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

      We have experienced system failures from time to time. eBay’s primary website has been interrupted for periods of up to 22 hours. In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our services results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures on our websites, our reputation and brands could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our systems. These steps are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

      The trading price of our common stock has been and is likely to be extremely volatile and could fluctuate in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in, or failure to meet, financial estimates by securities analysts;

•	initiation of or developments in litigation affecting us;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in regulation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, new products or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including those described in this “Risk Factors That May Affect Results of Operations and Financial Condition” section and others that may be beyond our control.

      The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuation of our stock remains extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has increased enormously from our initial public offering price and from our stock price during 2002 and early 2003. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce or technology companies have in the past and may in the future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. Securities class-action litigation is often instituted following declines in the market price of a company’s securities. Litigation of this type could result in substantial costs and a diversion of management’s attention and resources.

Problems with third parties who provide services to our users could harm us.

      A number of parties provide services to our users that indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, and other services. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory, or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future.

Other companies or governmental agencies may view our behavior as anti-competitive.

      Other companies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Such claims typically are very expensive to defend, involve negative publicity and diversion of management time and effort, and could result in significant judgments against us.

      We provided information to the Antitrust Division of the U.S. Department of Justice in connection with an inquiry into our conduct with respect to “auction aggregators,” including our licensing program and a previously settled lawsuit against Bidder’s Edge. Although the Antitrust Division has closed this inquiry, if the Department of Justice or any other antitrust agency were to open other investigations of our activities, we would likely be harmed by negative publicity, the costs of the action, possible private antitrust lawsuits, the diversion of management time and effort, and penalties we might suffer if we ultimately were not to prevail.

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

We depend on key personnel.

      Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer has fully vested the vast majority of her equity incentives. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices.

Our industry is intensely competitive.

      We currently or potentially compete with a number of companies providing both particular categories of goods and broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low, and current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful e-commerce companies.

      Our broad-based competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores, emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network/HSN.com. A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes. For example, sites such as Buy.com, DealTime, Google’s Froogle, MySimon.com, Nextag.com, and Yahoo! Product Search offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

      We also face competition from local, regional, and national specialty retailers and exchanges in each of our categories of products. Many competitors have been successful at establishing marketplaces that cater to a particular retail category, such as vehicles, tickets, or sporting goods. Additional category-specific competitors include:

      Antiques and Art: Bonhams & Butterfields, Christie’s, Sotheby’s, Ruby Lane, Tias, Allposters.com, Artnet, Art.com, Barewalls.com, Guild.com, other regional auction houses, antique and art dealers and galleries, antique and collectible fairs, and estate sales;

      Automotive (used cars and parts): Advance Auto Parts, AutoByTel.com, Autonation.com, AutoPartsPlace, AutoTrader.com, Autozone, Barons Ltd., Barrett-Jackson, California Classics, Car Parts Wholesale, Car-Part.com, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, CSK Auto, Dealix, Discount Auto Parts, Dupont Registry, eClassics.com, ExpressAutoparts.com, General Parts (Carquest), Genuine/NAPA, Hemmings, iMotors.com, JC Whitney, Kragen, Kruse International, OpenAuto.com, PartsAmerica.com, RM Auctions, Inc., The Tire Rack, TraderOnline, Trader Publishing, newspaper classifieds, used car dealers, swap meets, car clubs, and vehicle recyclers;

      Books, Movies, Music: Abebooks.com, Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, and Tower Records/Tower Records.com;

      Business-to-Business: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, Overstock.com, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, and VerticalNet;

      Clothing and Accessories: Abercrombie.com, AE.com, Amazon.com, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, Gap Online sites, J. Crew, JCrew.com, LandsEnd.com, The Limited, LLBean.com, Macy’s, The Men’s Wearhouse, Overstock.com, Payless.com, Ross, Urbanq.com, VictoriasSecret.com, and Yoox.com;

      Coins and Stamps: Collectors Universe, Heritage, US Mint, US Postal Service, Shop At Home, Bowers and Morena, auction houses, and independent coin and stamp dealers;

      Collectibles: Collectiblestoday.com, Franklin Mint, Go Collect, Heritage, Mastronet, Replacements.com, Ruby Lane, Tias, antique and collectible dealers, antique and collectible fairs, flea markets and swap meets, specialty retailers, and regional auction houses;

      Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett Packard, IBM, MicroWarehouse, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, Computer Discount Warehouse, computer, and consumer electronics and photography retailers;

      Home & Garden: IKEA, Crate & Barrel, Home Depot, Williams-Sonoma Inc. (Pottery Barn, Williams-Sonoma), Bed, Bath & Beyond, Lowes, Linens ‘n Things, Pier One, Ethan Allen, Frontgate, Burpee.com, Spiegel, TJ Max, Tuesday Morning, and Kohl’s;

      Jewelry: Amazon.com, Bluenile.com, Diamond.com, Ice.com, Macy’s, Mondera.com, HSN.com, QVC.com, Wal-Mart.com, and Zales;

      Musical Instruments: Guitar Center/ Musicians Friend, Sam Ash, Gbase.com, Harmony-Central.com, and musical instrument retailers and manufacturers;

      Pottery & Glass: Just Glass, Pottery Auction, Go Collect, Pier 1 Imports, Williams-Sonoma, Replacements.com, Ruby Lane, Tias, antique and collectible dealers, antique and collectible fairs, flea markets and swap meets, specialty retailers, and regional auction houses;

      Sporting Goods & Fan Shop: Academy Sports, Amazon.com, Bass Pro Shops, Big 5, Cabela’s, Dick’s Sporting Goods, GSI Commerce, GolfClubExchange.com, Golfsmith, Performance Bike, Play It Again Sports, REI, The Sports Authority, SportsLine.com, and TGW.com and Wal-Mart;

      Sports Cards & Memorabilia: Beckett’s, Dreams Inc./ Mounted Memories, MastroNet, Lelands, NAXCOM, ThePit.com, Steiner Sports, Superior Sports, Tristar Productions, Upper Deck, hobby shops, and discount retailers;

      Tickets and Experiences: Craigslist, Musictoday, Paciolan, RazorGator.com, SCI Ticketing, StubHub, Ticketmaster, Tickets.com, TicketsNow.com, and ticket brokers;

      Tool/Equipment/Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH, Do-It-Best Hardware, and True Value Hardware; and

      Toys and Hobbies: Toys R Us, Amazon.com/Toysrus.com, KB Toys/ KBToys.com, FAO Inc. (FAO Schwarz, Zany Brainy, the Right Start), and Wal-Mart.

      Our international websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum in South Korea, TaoBao and a partnership between Sina.com and Yahoo! in China, and Amazon in the U.K. and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in each of these countries there are competitors that have a better understanding of local culture and commerce than we do.

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

      Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors. In addition, certain offline competitors may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay, or may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. The adoption by manufacturers or government authorities of policies or regulations discouraging the sales of goods or services over the Internet could force eBay users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brand.

      In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user, and PayPal implemented a similar buyer protection program covering losses from selected eBay sellers up to $500, with no deductible. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including First Data, Paymentech, Wells Fargo, and iPayment; and payment gateways, including CyberSource, VeriSign, and Authorize.net;

•	Western Union Auction Payments at BidPay.com and Western Union MoneyZap. Western Union is a subsidiary of First Data;

•	Yahoo! PayDirect offered by Yahoo! and HSBC;

•	current and announced payment services offered by Amazon.com;

•	CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later from I4 Commerce and CIT Bank;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions; and

•	issuers of stored value targeted at online payments, including AT&T WebCents and VisaBuxx.

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

      Overseas, PayPal faces competition from similar channels and payment methods in most countries and from regional and national online and offline competitors in each country including Visa’s Visa Direct, MasterCard’s MoneySend, ING’s Way2Pay and Royal Bank of Scotland’s World Pay in the European Community, NOCHEX, Moneybookers, and Royal Bank of Scotland’s FastPay in the U.K., CertaPay and HyperWallet in Canada, Paymate in Australia and Inicis in South Korea. In addition, in certain countries, such as Germany, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service. Since July 2003, financial institutions in the European Union have been restricted from charging customers higher fees for many cross-border Euro payments than they charge for domestic Euro payments. This development could increase the effectiveness of using traditional financial institutions instead of PayPal for European customers seeking to complete cross-border payments.

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

We need to develop new services, features, and functions in order to expand.

      We plan to expand our operations by developing new or complementary services, products, or transaction formats and expanding the breadth and depth of our pre-trade and post-trade services. We may be unable to expand our operations in a cost-effective or timely manner. We are pursuing strategic relationships with other companies to provide many of these services. As a result, we may be unable to control the quality of these services or address problems that arise. Expanding our operations in this manner also will require significant additional expenses and development, operations and other resources and will strain our management, financial and operational resources. The lack of acceptance of any new businesses or services could harm our business, damage our reputation, and diminish the value of our brand.

Our growth will depend on our ability to develop our brands.

      We believe that our historical growth has been largely attributable to word of mouth. Both eBay and PayPal have benefited from frequent and high visibility media exposure both nationally and locally. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services. Promoting and positioning our brands will depend largely on the success of our marketing efforts and our ability to provide high-quality services. In order to promote our brands, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incurred in building our brands. If we do attract new users to our services, they may not conduct transactions over our services on a regular basis. If we fail to promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

We may be unable to protect or enforce our own intellectual property rights adequately.

      We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, trade dress, trade secret, and domain name protection is very expensive to maintain and may require litigation. We must protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

We are subject to the risks of owning real property.

      We own real property including land, buildings, and interests in a partnership holding land and buildings, primarily related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

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

      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2004, our fixed-income investments earned a pretax yield of approximately 1.32%, with a weighted average maturity of 6.0 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $16.3 million.

      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our San Jose headquarters office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our San Jose headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our payments would increase (decrease) by $78,000 per quarter.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments.

As of March 31, 2004, we did not have any unrealized gains or losses associated with our equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $230,000 during the three months ended March 31, 2003, and no impairment charge during the three months ended March 31, 2004 relating to the other-than-temporary impairment in the fair value of equity investments. At March 31, 2004, the total fair value of our equity investments was $13.9 million, including $1.1 million in marketable investments.

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

      Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2004, was a translation gain of approximately $5.1 million. This gain is recognized as an adjustment to stockholders’ equity through other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statement of income. In addition, as at March 31, 2004, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $412 million.

      As of March 31, 2004, we had outstanding forward foreign exchange contracts, primarily in Euros, with notional values equivalent to approximately $288.1 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income and generally are offsetting.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the quarter ended March 31, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts. We will release from other comprehensive income to our consolidated results of operations all accumulated unrealized gains and losses when the hedged forecasted inter-company transactions are recognized by the parent company. The notional amount of the forward contracts entered into in the first quarter of 2004 was 115.9 million Euros (approximately $140.2 million as at March 31, 2004). The unrealized loss on these forward contracts totaled approximately $431,000 and was recorded as a component of other comprehensive income in the three months ended March 31, 2004.

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

      (b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

      In April 2001, our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf, and the appeal was heard in October 2003. On February 26, 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court. On March 11, 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court has not released its full decision, and we cannot yet assess the impact of this case on Rolex’s appeal of its case against us.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. No date has been set for argument in connection with these appeals. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The federal court has denied PayPal’s motion to compel individual arbitration as required by the PayPal User Agreement and has invalidated that provision of the User Agreement. PayPal has appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. In September 2003, the plaintiffs filed their motion for class certification. In November 2003, the parties tentatively reached agreement as to the monetary terms for settlement of the disputes and we fully accrued for this tentative settlement amount in our income statement for the three months and year ended December 31, 2003. The parties have notified the court that they need time to negotiate and document other terms of any resulting agreement, and the class certification hearing has been rescheduled for July 17, 2004. If PayPal is unable to prevail in these lawsuits or settle them on acceptable terms, it may have to pay substantial damages and change its anti-fraud operations in a manner that will harm its business. Even if PayPal’s defense is successful or if it is able to settle the lawsuits, the litigation could damage PayPal’s reputation, require significant management time, and require changes to its customer service and operations that could increase its costs and decrease the effectiveness of its anti-fraud program.

      Following the announcement of the PayPal/eBay merger in July 2002, three purported class action complaints were filed in the Delaware Court of Chancery by PayPal stockholders. Two additional purported class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, by PayPal stockholders. All of the complaints named as defendants PayPal and each member of its board of directors as well as eBay. The complaints alleged that eBay controlled PayPal prior to the execution of their merger agreement, the defendants breached fiduciary duties they allegedly owed to PayPal’s stockholders in connection with PayPal entering into the merger agreement, and the exchange ratio in the merger was unfair and inadequate. The plaintiffs sought, among other things, an award of unspecified compensatory damages. In January 2004, the plaintiffs in the Delaware actions voluntarily dismissed their actions without prejudice, and in March 2004, the plaintiffs in the California actions voluntarily dismissed their actions without prejudice.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claims that PayPal’s and Billpoint’s payment services infringe its patent, and seeks monetary damages and injunctive relief. In December 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. The case is at a very early stage, with trial currently scheduled for April 2005. We believe that we have meritorious defenses to this suit and intend to defend ourselves vigorously. Even if our defense is successful, the litigation will be costly and may require significant management time.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act and the Communications Decency Act are interpreted by the courts and as we expand into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. We expect that we will increasingly be subject to copyright and trademark infringement claims as the geographical reach of our services expands. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      During the quarter ended March 31, 2004, we repurchased from a former employee upon termination of employment 325 unvested shares of our common stock for total consideration of $500.

Item 3:	Defaults Upon Senior Securities

      Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5:	Other Information

Audit Committee Pre-Approvals of Non-Audit Engagements

      Our Audit Committee has adopted a policy requiring the pre-approval of any audit, audit-related and non-audit engagement of PricewaterhouseCoopers LLP, or PwC, our independent auditor. In the event that we wish to engage PwC to perform accounting, technical, diligence or other permitted services not related to the services performed by PwC as our independent auditor, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services. We intend to disclose all approved non-audit engagements in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.

      Our Audit Committee approved the following non-audit engagements during the quarter ended March 31, 2004:

•	the engagement of PwC to provide due diligence services related to potential acquisitions;

•	the engagement of PwC to provide consultations on financial accounting and reporting matters;

•	the engagement by PayPal of PwC to perform an analysis under Statement on Auditing Standards (SAS) No. 70 (Service Organizations) of PayPal’s information technology processes and controls; and

•	the engagement by PayPal of PwC to perform a review of the PayPal Asset Management Fund.

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits.

      Exhibit 31.1.     Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2.     Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1.     Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2.     Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      On January 21, 2004, eBay furnished a current report on Form 8-K to report under Item 12 that it was filing a copy of its press release announcing its financial results for the three months and year ended December 31, 2003 and that such press release contained non-GAAP financial measures under Regulation G.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBAY INC.
Principal Executive Officer:

Date: May 7, 2004

By:	/s/ MARGARET C. WHITMAN

Margaret C. Whitman
President and Chief Executive Officer

Principal Financial Officer:

Date: May 7, 2004

By:	/s/ RAJIV DUTTA

Rajiv Dutta
Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

Date: May 7, 2004

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