Form 10-Q
period 2004-06-30
EBAY INC
filed 2004-08-04
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-24821

eBay Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2145 Hamilton Avenue	95125
San Jose, California	(Zip Code)
(Address of principal executive offices)

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

      As of July 31, 2004, there were 661,021,828 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FORWARD LOOKING STATEMENTS
PART II: OTHER INFORMATION
SIGNATURES
EXHIBIT 3.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1:     Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2003	2004

	(In thousands, except
	par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,381,513	$1,588,713
Short-term investments	340,576	548,924
Accounts receivable, net	225,871	242,287
Funds receivable	79,893	143,297
Restricted cash and investments	14,859	141,916
Other current assets	103,170	222,931

Total current assets	2,145,882	2,888,068
Long-term investments	934,171	1,175,098
Restricted cash and investments	127,432	1,335
Property and equipment, net	601,785	639,140
Goodwill	1,719,311	1,834,662
Intangible assets, net	274,057	274,642
Other assets	17,496	19,552

	$5,820,134	$6,832,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,633	$68,194
Funds payable and amounts due to customers	106,568	233,042
Accrued expenses and other current liabilities	356,491	329,833
Deferred revenue and customer advances	28,874	39,643
Short-term obligations	2,840	124,274
Income taxes payable	87,870	102,056

Total current liabilities	647,276	897,042
Long-term obligations	124,476	887
Deferred tax liabilities, net	79,238	62,397
Other liabilities	33,494	32,356
Minority interests	39,408	43,730

Total liabilities	923,892	1,036,412

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 1,790,000 shares authorized; 649,293 and 660,742 shares issued and outstanding	649	661
Additional paid-in capital	3,937,160	4,453,444
Unearned stock-based compensation	(2,008)	(1,289)
Retained earnings	856,245	1,246,740
Accumulated other comprehensive income	104,196	96,529

Total stockholders’ equity	4,896,242	5,796,085

	$5,820,134	$6,832,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(In thousands, except per share amounts)

	(Unaudited)
Net revenues	$509,269	$773,412	$985,761	$1,529,651
Cost of net revenues	99,150	146,531	191,248	280,889

Gross profit	410,119	626,881	794,513	1,248,762

Operating expenses:
Sales and marketing	134,616	189,150	258,376	381,840
Product development	38,819	59,978	73,151	112,676
General and administrative	69,476	102,940	132,476	193,576
Patent litigation expense	29,965	—	29,965	—
Payroll tax on employee stock options	3,184	5,186	6,474	10,332
Amortization of acquired intangible assets	11,976	15,769	23,844	29,732

Total operating expenses	288,036	373,023	524,286	728,156

Income from operations	122,083	253,858	270,227	520,606
Interest and other income, net	10,909	22,443	18,613	45,942
Interest expense	(37)	(2,047)	(68)	(4,378)
Impairment of certain equity investments	—	—	(230)	—

Income before income taxes and minority interests	132,955	274,254	288,542	562,170
Provision for income taxes	(39,543)	(81,598)	(88,561)	(167,354)
Minority interests	(1,544)	(2,261)	(3,922)	(4,321)

Net income	$91,868	$190,395	$196,059	$390,495

Net income per share:
Basic	$0.14	$0.29	$0.31	$0.60

Diluted	$0.14	$0.28	$0.30	$0.58

Weighted average shares:
Basic	636,680	658,069	632,022	655,287

Diluted	656,147	682,421	649,609	678,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(In thousands)
	(Unaudited)
Net income	$91,868	$190,395	$196,059	$390,495

Other comprehensive income (loss):
Foreign currency translation	36,336	(8,639)	44,718	(3,578)
Unrealized gains (losses) on investments, net	22	(11,542)	(1,105)	(9,025)
Investment gains included in net income	12	(12)	365	24
Unrealized gains on cash flow hedges	727	1,585	1,408	2,250
Estimated tax benefit (provision)	(328)	3,954	(157)	2,661

Net change in other comprehensive income (loss)	36,769	(14,654)	45,229	(7,668)

Comprehensive income	$128,637	$175,741	$241,288	$382,827

      The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,

	2003	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$196,059	$390,495
Adjustments:
Provision for doubtful accounts and authorized credits	19,633	38,301
Provision for transaction losses	18,073	22,350
Depreciation and amortization	70,527	115,119
Amortization of unearned stock-based compensation	3,771	1,374
Tax benefit on the exercise of employee stock options	62,937	159,837
Impairment of certain equity investments	230	—
Minority interests	4,157	4,321
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(55,076)	(53,717)
Funds receivable	(42,049)	(61,869)
Other current assets	2,878	(112,811)
Other non-current assets	(4,603)	(2,825)
Deferred tax liabilities, net	(859)	(18,281)
Accounts payable	17,233	1,778
Funds payable and amounts due to customers	49,796	130,491
Accrued expenses and other liabilities	31,341	(9,133)
Deferred revenue and customer advances	2,607	9,719
Income taxes payable	22,033	14,196

Net cash provided by operating activities	398,688	629,345

Cash flows from investing activities:
Purchases of property and equipment	(229,987)	(136,565)
Purchases of investments	(862,544)	(1,209,537)
Maturities and sales of investments	489,374	752,880
Purchases of intangible and other non-current assets	—	(2,448)
Acquisitions, net of cash acquired	(4,389)	(172,515)

Net cash used in investing activities	(607,546)	(768,185)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	472,973	355,294
Principal payments on long-term obligations	(798)	(2,155)

Net cash provided by financing activities	472,175	353,139

Effect of exchange rate changes on cash and cash equivalents	18,927	(7,099)

Net increase in cash and cash equivalents	282,244	207,200
Cash and cash equivalents at beginning of period	1,109,313	1,381,513

Cash and cash equivalents at end of period	$1,391,557	$1,588,713

      The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of June 30, 2004, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed toward the United States, Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Ireland, Italy, The Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing an Internet-based marketplace in which a community of buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email in 45 countries to send, and in 44 countries to receive, online payments. As of June 30, 2004, through its wholly-owned subsidiaries, PayPal had websites directed toward the United States, the United Kingdom, Germany, France, The Netherlands, Austria and Switzerland.

      When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com. When we refer to “PayPal,” we mean our global payments platform located at www.paypal.com.

     Stock split

      In July 2003, our Board of Directors approved a two-for-one split of our shares of common stock in the form of a stock dividend. As a result of the stock split, our stockholders received one additional share of our common stock for each share of common stock held of record on August 4, 2003. The additional shares of our common stock were distributed on August 28, 2003. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect this and all prior stock splits for all periods presented.

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

      The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments, while our share of the investees’ operations is included in other income. As of June 30, 2004, we did not have any investments accounted for under the equity method. Investments in entities where we hold less than a 20% ownership interest or where we do not

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

      Certain prior period balances have been reclassified to conform to the current period presentation.

     Stock-based compensation

      Consistent with predominant industry practice, we account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies that choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock — Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of stock option grants and stock purchased under our employee stock purchase plan as an expense would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Net income, as reported	$91,868	$190,395	$196,059	$390,495
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	1,499	312	3,771	868
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(65,346)	(23,629)	(94,989)	(39,621)

Pro forma net income	$28,021	$167,078	$104,841	$351,742

Earnings per share:
Basic — Reported	$0.14	$0.29	$0.31	$0.60
Pro forma	$0.04	$0.25	$0.17	$0.54
Diluted — Reported	$0.14	$0.28	$0.30	$0.58
Pro forma	$0.04	$0.24	$0.16	$0.52

      The weighted average fair value of options granted in the three months ended June 30, 2003 and 2004, was $18.28 and $23.78, respectively. The weighted average fair value of options granted in the six months ended June 30, 2003 and 2004, was $16.45 and $24.06, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three
	Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2004	2003	2004

Risk-free interest rates	1.8%	2.9%	2.0%	2.3%
Expected lives (in years)	3.0	3.0	3.0	3.0
Dividend yield	0%	0%	0%	0%
Expected volatility	60%	41%	66%	53%

      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

     Recent accounting pronouncements

Share-Based Payments

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the footnotes to our consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004.

      Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of income as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes (see above), as is our current practice. In addition, the proposed standard may have a significant impact on our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify a portion of our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. Any reclassification of future cash flow statements would be limited to the amount, if any, by which our actual tax benefit on the exercise of employee stock options, determined on an individual employee basis, exceeds the tax benefit that we would have received based on the employee gains determined under the binomial method and recorded as expenses within our income statement. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in our financial statements upon issuance of the final standard.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common stock, composed of unvested, restricted common stock and incremental shares of common stock issuable upon the exercise of stock options, are included in diluted net income per share to the extent such shares are dilutive.

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Numerator:
Net income	$91,868	$190,395	$196,059	$390,495
Denominator:
Weighted average common shares	636,754	658,073	632,118	655,296
Weighted average unvested common stock subject to repurchase	(74)	(4)	(96)	(9)

Denominator for basic calculation	636,680	658,069	632,022	655,287
Weighted average effect of dilutive securities:
Weighted average unvested common stock subject to repurchase	74	4	96	9
Employee stock options	19,393	24,348	17,491	22,854

Denominator for diluted calculation	656,147	682,421	649,609	678,150

Net income per share:
Basic	$0.14	$0.29	$0.31	$0.60

Diluted	$0.14	$0.28	$0.30	$0.58

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Potentially dilutive shares that are anti-dilutive are excluded from the calculation of diluted net income per share. For the three months ended June 30, 2003 and 2004, the potentially dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 1.3 million and 156,000 shares, respectively. For the six months ended June 30, 2003 and 2004, the potentially dilutive shares amounted to approximately 4.0 million and 439,000 shares, respectively.

Note 3 —	Business Combinations, Goodwill and Intangible Assets

     Acquisition of mobile.de

      On April 1, 2004, we acquired a 100% interest in mobile.de for a cash purchase price of approximately 121 million Euros. mobile.de is a classified advertising website for vehicles in Germany. The total purchase price recorded was approximately $152 million, including $3 million in acquisition related expenses. We accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, a valuation of the intangible assets prepared by an independent third party.

      The preliminary allocation of the purchase price is summarized below (in thousands):

Net current assets	$9,115
Property and equipment	1,827
Other non-current assets	241
User base	20,400
Developed technology	5,500
Trade name	4,600
Deferred tax liabilities	(13,115)
Goodwill	123,885

Total purchase price	$152,453

      The estimated useful economic lives of the identifiable intangible assets acquired in the mobile.de acquisition are eight years for the user base, two years for the developed technology and two years for the trade name.

      The final purchase price allocation will depend upon our final determination of the fair value of the net assets acquired, the liabilities assumed, and the total acquisition related expenses. The results of operations for mobile.de for periods prior to our acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

     Acquisition of PayPal, Inc.

Acquisition-Related Liabilities Capitalized as a Cost of Acquisition

      During the year ended December 31, 2003, we finalized our formal plan to exit certain activities and integrate certain facilities of PayPal. This plan includes provisions to terminate leases for redundant facilities, dispose of redundant fixed assets and leasehold improvements, resolve certain pre-acquisition legal contingencies, provide various employee-related benefits and exit certain contractual obligations. As of December 31, 2003, the aggregate purchase price for PayPal included $36.9 million of total remaining accruals for

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

acquisition-related liabilities and assumed lease liabilities. As of June 30, 2004, the total remaining accrual was $31.0 million.

      The components of the acquisition-related liabilities are as follows (in thousands):

	Balance at				Balance at
	December 31,	Cash	Non-Cash		June 30,
	2003	Payments	Amount Used	Adjustments	2004

Excess facilities and fixed assets	$32,952	$(2,501)	$(2,998)	$(452)	$27,001
Other liabilities and contingencies	3,949	—	—	—	3,949

Total liability	$36,901	$(2,501)	$(2,998)	$(452)	$30,950

      Excess facilities and fixed asset liabilities consist primarily of accruals for PayPal’s remaining lease obligations, net of estimated sublease income, and the write-off of certain leasehold improvements and other property and equipment at redundant facilities which we exited in February 2004. A substantial portion of the excess facilities and fixed asset liabilities recorded as of June 30, 2004, are expected to settle in cash during future periods. The non-cash amount used for the six months ended June 30, 2004, primarily represents the utilization of accruals related to certain leasehold improvements and other property and equipment at redundant facilities. The adjustments for the six months ended June 30, 2004, are due primarily to the final determination of the required write-off of certain leasehold improvements and other property and equipment at redundant facilities.

      As of June 30, 2004, other liabilities and contingencies consist primarily of accruals for contract termination costs, which are based on estimated costs associated with the acquisition-related terminations of certain PayPal employees.

     Goodwill

      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill	Goodwill		June 30,
	2003	Acquired	Disposals	Adjustments	2004

Segments:
U.S.	$121,039	$—	$—	$304	$121,343
International	524,914	123,885	—	(7,876)	640,923
Payments	1,073,358	—	—	(962)	1,072,396

	$1,719,311	$123,885	$—	$(8,534)	$1,834,662

      The increase in goodwill acquired during the six months ended June 30, 2004 resulted from our acquisition of the outstanding shares of mobile.de, as noted above. Adjustments to goodwill during the six months ended June 30, 2004 resulted primarily from foreign currency translation adjustments relating to goodwill associated with our current and prior period acquisitions.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     Intangible Assets

      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2003			June 30, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Customer lists and user base	$223,158	$(42,093)	$181,065	$243,231	$(58,988)	$184,243
Trademarks and trade names	75,269	(13,992)	61,277	79,943	(20,602)	59,341
Developed technologies	30,396	(16,147)	14,249	35,934	(21,702)	14,232
All other	19,605	(2,139)	17,466	21,138	(4,312)	16,826

	$348,428	$(74,371)	$274,057	$380,246	$(105,604)	$274,642

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. Identifiable intangible assets are amortized using the straight-line method over weighted average periods of seven years for customer lists and user base, seven years for trademarks and trade names, three years for developed technologies and three and five years for all other intangibles. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the six months ended June 30, 2004 resulted primarily from certain intangible assets acquired as part of our acquisition of the outstanding shares of mobile.de, as noted above. Aggregate amortization expense for intangible assets totaled $12.0 million and $16.5 million for the three months ended June 30, 2003 and 2004, respectively. Aggregate amortization expense for intangible assets totaled $23.8 million and $31.2 million for the six months ended June 30, 2003 and 2004, respectively.

      As of June 30, 2004, expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2004 (remaining six months)	$32,221
2005	61,526
2006	49,626
2007	45,506
2008	44,021
Thereafter	41,742

$274,642

Note 4 —	Segment Information

      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      The following tables summarize the financial performance and total assets of our reporting segments (in thousands):

	Three Months Ended June 30,

	2003				2004

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$251,159	$156,587	$101,523	$509,269	$334,481	$277,444	$161,487	$773,412
Direct costs	94,917	60,621	57,464	213,002	104,968	106,930	86,728	298,626

Direct contribution	156,242	95,966	44,059	296,267	229,513	170,514	74,759	474,786

Operating expenses and indirect costs of net revenues				174,184				220,928

Income from operations				122,083				253,858
Interest and other income, net				10,909				22,443
Interest expense				(37)				(2,047)
Impairment of certain equity investments				—				—

Income before income taxes and minority interests				$132,955				$274,254

	Six Months Ended June 30,

	2003				2004

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$493,628	$295,404	$196,729	$985,761	$673,051	$536,934	$319,666	$1,529,651
Direct costs	187,401	111,426	112,332	411,159	220,857	201,483	168,946	591,286

Direct contribution	306,227	183,978	84,397	574,602	452,194	335,451	150,720	938,365

Operating expenses and indirect costs of net revenues				304,375				417,759

Income from operations				270,227				520,606
Interest and other income, net				18,613				45,942
Interest expense				(68)				(4,378)
Impairment of certain equity investments				(230)				—

Income before income taxes and minority interests				$288,542				$562,170

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31,	June 30,
	2003	2004

Total assets:
U.S.	$2,768,995	$3,442,126
International	1,280,440	1,494,355
Payments	1,770,699	1,896,016

	$5,820,134	$6,832,497

      The following tables summarize the allocation of net revenues and long-lived assets based on geography (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

United States net revenues	$331,322	$449,571	$650,492	$904,926
International net revenues	177,947	323,841	335,269	624,725

Net revenues	$509,269	$773,412	$985,761	$1,529,651

	December 31,	June 30,
	2003	2004

United States long-lived assets	$1,997,140	$2,001,601
International long-lived assets	598,013	746,843

Total long-lived assets	$2,595,153	$2,748,444

      Net revenues in the table above are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located. Long-lived assets in the table above are allocated between U.S. and International geographies based upon the country in which the long-lived asset is located or owned.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 5 —	Investments

      At December 31, 2003 and June 30, 2004, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2003

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term:
Restricted cash and investments	$14,859	$—	$—	$14,859
Municipal bonds and notes	8,065	—	—	8,065
Corporate debt securities	223,400	2	(43)	223,359
Government and agency securities	60,419	259	—	60,678
Time deposits and other	48,474	—	—	48,474

Total	$355,217	$261	$(43)	$355,435

Long-term:
Restricted cash and investments	$127,544	$328	$(440)	$127,432
Corporate debt securities	458,997	365	(491)	458,871
Government and agency securities	462,879	236	(2,067)	461,048
Equity instruments	14,252	—	—	14,252

Total	$1,063,672	$929	$(2,998)	$1,061,603

	June 30, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$142,695	$—	$(779)	$141,916
Corporate debt securities	410,933	3	(1,639)	409,297
Government and agency securities	90,340	—	(189)	90,151
Time deposits and other	49,476	—	—	49,476

Total	$693,444	$3	$(2,607)	$690,840

Long-term investments:
Restricted cash and investments	$1,239	$102	$(6)	$1,335
Corporate debt securities	854,928	35	(4,033)	850,930
Government and agency securities	316,017	25	(4,599)	311,443
Equity instruments	12,725	—	—	12,725

Total	$1,184,909	$162	$(8,638)	$1,176,433

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes the fair value and gross unrealized losses of our short- and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004 (in thousands):

	Less than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Restricted cash and investments	$78,121	$(785)	$—	$—	$78,121	$(785)
Corporate debt securities	1,081,920	(5,672)	—	—	1,081,920	(5,672)
Government and agency securities	151,011	(635)	230,558	(4,153)	381,569	(4,788)

Total	$1,311,052	$(7,092)	$230,558	$(4,153)	$1,541,610	$(11,245)

      Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a marked-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale. The average duration of the losses on these securities has been approximately eight months.

      The estimated fair value of short and long-term investments classified by date of contractual maturity at June 30, 2004, are as follows (in thousands):

June 30,
2004

One year or less	$548,924
One year through two years	919,500
Two years through three years	242,873
Restricted cash and investments expiring in less than three years	143,251
Equity investments	12,725

$1,867,273

      No impairment charge was recorded in either of the three months ended June 30, 2003 and 2004. During the six months ended June 30, 2003, we recorded impairment charges totaling approximately $230,000 as a result of the deterioration of the financial condition of certain of our private equity investees. We did not record an impairment charge during the six months ended June 30, 2004. These impairment losses are identified as part of our normal process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other-than-temporary.

Note 6 —	Derivative Instruments

      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our San Jose headquarters office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments of approximately 7% of the notional amount, which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

our San Jose headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. The fair value of the interest rate swaps as of June 30, 2004, was an unrealized loss of $2.2 million, net of tax benefit, and is recorded in accumulated other comprehensive loss on the balance sheet.

      As of June 30, 2004, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $271.1 million with maturity dates within 91 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. The notional amount of the forward contracts entered into in the second quarter and first six months of 2004 was 53.9 million Euros. The gain on the forward contracts totaled approximately $1.6 million, which was recorded in other income and expense in the second quarter and first six months of 2004. We did not enter into any foreign currency option hedges during the three and six months ended June 30, 2004. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the six months ended June 30, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts. We released from accumulated other comprehensive income to our consolidated results of operations accumulated gains totaling $507,000, as forward contracts with a notional value of 46.3 million Euros of the hedged forecasted inter-company transactions were recognized by the parent company. The notional amount of the forward contracts entered into in the second quarter and first six months of 2004 was 9.4 and 125.3 million Euros, respectively. The outstanding forward contracts at June 30, 2004 had a notional value of 79 million Euros (approximately $95.5 million at June 30, 2004). The unrealized loss on these outstanding forward contracts totaled approximately $508,000 and was recorded as a component of other comprehensive income at June 30, 2004.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7 —	Balance Sheet Components

Property and equipment, net:

	December 31,	June 30,
	2003	2004

	(In thousands)
Property and equipment, net:
Computer equipment and software	$462,971	$559,282
Land and buildings, including building improvements	293,238	278,772
Aviation equipment	30,473	30,398
Leasehold improvements	49,645	66,126
Furniture and fixtures	35,026	35,520
Vehicles and other	80	207

	871,433	970,305
Accumulated depreciation	(269,648)	(331,165)

	$601,785	$639,140

      During the three and six months ended June 30, 2004, we capitalized $10.1 million and $21.2 million of software development costs, respectively, the majority of which relates to major site and other product development efforts. Total depreciation expense on our property and equipment was $26.5 million and $42.9 million for the three months ended June 30, 2003 and 2004, respectively. Total depreciation expense for the six months ended June 30, 2003 and 2004 was $28.8 million and $84.0 million, respectively.

Leases

      As of June 30, 2004, we had $126.4 million included within current restricted cash and investments relating to our San Jose headquarters lease facilities. In February 2004, we elected not to exercise our right to extend the lease period and therefore the lease on these facilities will end on March 1, 2005, at which time we will purchase the facilities. Accordingly, we have reclassified the restricted cash and the liability relating to this lease as short-term in nature.

      During the three months ended June 30, 2004, we recorded gains of approximately $3.6 million resulting from amendments to certain subleases within interest and other income, net in our consolidated statement of income. During the six months ended June 30, 2004, we recorded gains of approximately $18.4 million resulting from amendments to certain subleases and contract terminations within interest and other income, net in our consolidated statement of income.

Other current assets:

	December 31,	June 30,
	2003	2004

	(In thousands)
Customer accounts	$29,990	$122,572
Other current assets	73,180	100,359

	$103,170	$222,931

      In February 2004, PayPal obtained a license to operate as an Electronic Money Institution, or ELMI, from the United Kingdom’s Financial Services Authority. As a result of regulatory requirements associated with this ELMI license, PayPal transferred the accounts and funds of its European Union users from its U.S.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

parent to its U.K. subsidiary. Customer funds in the U.S. are held in deposit accounts insured by the Federal Deposit Insurance Corporation, or FDIC, and are held by PayPal as an agent for the benefit of its customers. These funds are not reflected on our balance sheet. ELMI regulations require that customer funds in the U.K. subsidiary be invested in specified liquid assets which are not insured and therefore are included on our balance sheet as current assets with an offsetting liability. The increase in funds in customer accounts from $30.0 million at December 31, 2003 to $122.6 million at June 30, 2004, is primarily attributable to this change.

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

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. Both sides have filed their appeal briefs, but no date has been set for argument in connection with these appeals. The U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. On June 14, 2004, the parties announced that they had reached a proposed settlement. Under the terms of the proposed settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund in accordance with the preliminary settlement’s plan of allocation. The settlement fund, which will be funded by PayPal, will total $9.25 million, less administrative costs and any amount awarded to plaintiffs’ counsel by the court, which was fully accrued in our consolidated income statement for the year ended December 31, 2003. In the proposed settlement, PayPal does not acknowledge that any of the allegations in the case are true. The proposed settlement has been preliminarily approved by the federal court but remains subject to final court approval. If the proposed settlement is approved by the federal court, all claims of the class in both the federal and state actions will be dismissed.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claimed that PayPal’s and Billpoint’s payment services infringe its patent. In December 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. On July 21, 2004, AT&T, eBay and PayPal reached agreement and entered into a Stipulated Order of Dismissal regarding their patent infringement lawsuit in U.S. District Court in Delaware. The parties have agreed to keep the details of their arrangement confidential. We do not believe that the terms of the agreement will have a material impact on our financial position, results of operations or cash flows.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are less favorable. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

      From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

      While we currently believe that the ultimate resolution of these unresolved matters will not have a material adverse impact on our financial position, results of operations or cash flows, the litigation and other claims noted specifically or generally above are subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable. We are unable to determine what potential losses we may incur if these matters were to have an unfavorable outcome.

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

Note 9 —	Common Stock

      At our Annual Meeting of Stockholders held on June 24, 2004, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of common shares from 900 million to 1,790 million shares. As a result, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware on July 1, 2004.

Note 10 —	Employee Benefit Plans

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the six months ended June 30, 2004, employees purchased approximately 303,000 shares at an average price of $36.96 per share. During the same period in 2003, employees purchased 262,338 shares at an average price of $23.99 per share. At June 30, 2004, approximately 3.3 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan will be increased automatically by the number of shares purchased under this plan in the preceding calendar year.

Stock Unit Plan

      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property). These deferred stock units vest 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of June 30, 2004, 7,793 units had been awarded under this plan.

Stock Option Plans

      We have stock option plans for directors, officers and employees. These stock options generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. At our Annual Meeting of Stockholders held on June 24, 2004, our stockholders approved amendments to certain of our stock option plans to increase the number of shares of common stock that may be issued under the plans by a total of 24 million shares. At June 30, 2004, stock options for 60.6 million shares were available for future grant, including the additional 24 million shares approved at our Annual Meeting of Stockholders.

      The following table summarizes activity under our stock option plans for the three and six months ended June 30, 2003 and 2004 (shares in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2004		2003		2004

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	78,240	$29.54	76,976	$40.53	74,355	$26.86	69,205	$33.86
Granted	4,073	47.84	2,066	82.34	18,769	41.12	16,148	70.65
Exercised	(8,925)	27.96	(5,349)	31.97	(17,928)	25.54	(11,146)	30.88
Cancelled	(1,633)	32.38	(1,006)	43.62	(3,441)	31.38	(1,520)	42.78

Outstanding at end of period	71,755	30.71	72,687	42.30	71,755	30.71	72,687	42.30

Options exercisable at end of period	18,683	$26.54	21,964	$29.29	18,683	$26.54	21,964	$29.29

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     The following table summarizes information about stock options outstanding at June 30, 2004 (shares in thousands):

				Options Exercisable at
	Options Outstanding at June 30, 2004			June 30, 2004

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.17 — $27.62	14,100	6.7 years	$19.90	8,125	$17.03
$27.78 — $30.81	12,633	7.5	29.27	4,944	29.43
$30.97 — $38.78	15,738	8.0	36.84	5,560	36.24
$38.78 — $56.12	13,253	8.6	49.73	3,318	47.30
$56.13 — $69.23	14,634	9.7	68.17	17	56.79
$69.26 — $90.72	2,329	9.9	80.71	—	—

	72,687	8.2	$42.30	21,964	$29.29

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	21,963	$29.29	50,724	$47.93	72,687	$42.30
Out-of-the-money	—	—	—	—	—	—

Total options outstanding	21,963	$29.29	50,724	$47.93	72,687	$42.30

      In-the-money options are options with an exercise price lower than the $91.95 closing price of our common stock on June 30, 2004. Out-of-the-money options are options with an exercise price greater than the $91.95 closing price of our common stock on June 30, 2004.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which include our chief executive officer and the other four most highly compensated officers during the year (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Total outstanding shares of common stock (at period end)	640,740	660,742	640,740	660,742

As a percentage of total outstanding shares of common stock:
Grants during the period	1%	0%	3%	2%
Total outstanding “in-the-money” grants	11%	11%	11%	11%
Total outstanding grants	11%	11%	11%	11%
Grants to named officers during the period	0%	0%	0%	0%
Total outstanding grants to named officers	1%	1%	1%	1%
Total stock option grants during the period	4,073	2,066	18,769	16,148

Grants to named officers during the period as a percent of total grants during the period	0%	0%	13%	9%
Total outstanding stock option grants (at period end)	71,755	72,687	71,755	72,687

Total outstanding grants to named officers as a percent of total stock option grants outstanding	12%	11%	12%	11%

Note 11 — Subsequent Events

Acquisition of Baazee.com

      In June 2004, we entered into an agreement with Baazee.com, an online marketplace in India, to acquire all of its outstanding shares for approximately $50 million in cash, subject to certain acquisition costs and post-closing adjustments. The acquisition closed on August 2, 2004. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

      This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward- looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

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

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics

      Members of our senior management team regularly review key operating metrics such as new users, active users, listings and gross merchandise volume (which is a measure of the total value of all successfully closed listings on our global marketplace) as well as new user accounts, total payment volume and merchant services transactions processed by our wholly-owned PayPal subsidiary. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment. These operating and financial measures allow us to monitor the health and vibrancy of our marketplace and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Our expectations for growth

      We expect that our growth in net revenues during 2004 will result primarily from net transaction revenues across our U.S., International, and Payments segments, with a potentially more significant effect of downward pressures from seasonality on our revenues during the third quarter. The expected future growth in our Payments segment net revenues will also cause downward pressure on our gross margin and operating profit margin as a result of our Payments segment’s lower gross margins. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion, customer support, site operations, product development, marketing and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business as well as to build the infrastructure necessary to support long-term growth. In addition, to the extent that the U.S. dollar strengthens or weakens against foreign currencies, and, in particular, the Euro, the translation of these foreign currency denominated transactions into U.S. dollars will negatively or positively impact our consolidated net revenues, operating expenses and net income.

      The detailed discussion of our financial condition and results of operations contained herein is intended to provide information to assist investors, analysts and other parties reading this report in understanding the key operating and financial measures summarized above as well as the changes in our results of operations from period to period, the primary factors that accounted for those changes and how certain accounting principles, policies, judgments, and estimates affect our consolidated financial statements.

Seasonality

      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2002
Net revenues	$245,106	$266,287	$288,779	$413,928 *
Current quarter vs prior quarter	12%	9%	8%	43%

2003
Net revenues	$476,492	$509,269	$530,942	$648,393
Current quarter vs prior quarter	15%	7%	4%	22%

2004
Net revenues	$756,239	$773,412	N/A	N/A
Current quarter vs prior quarter	17%	2%

*	Includes revenue from PayPal subsequent to our acquisition on October 3, 2002.

      As our business matures, consumer activity patterns on our websites increasingly mirror general consumer patterns, both online and offline. In the second quarter of 2004 we experienced anticipated seasonal patterns that have become, and we believe will continue to become, amplified. This gradual development has translated into, and we believe will continue to translate into, periods of increasingly stronger sequential growth for us in the first and fourth quarters of the year, followed by periods of weaker or no sequential growth in the second and third quarters of the year.

Results of Operations

      The following table sets forth, for the periods presented, certain data from our condensed consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,	June 30,
	2003	2003	2003	2004	2004

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	19.5	20.6	17.8	17.8	18.9

Gross profit	80.5	79.4	82.2	82.2	81.1

Operating expenses:
Sales and marketing	26.4	25.7	26.6	25.5	24.5
Product development	7.6	7.5	7.2	7.0	7.8
General and administrative	13.6	14.0	14.8	12.0	13.3
Patent litigation expense	5.9	—	—	—	—
Payroll tax on employee stock options	0.6	0.3	0.2	0.7	0.7
Amortization of acquired intangible assets	2.4	2.6	2.0	1.8	2.0

Total operating expenses	56.5	50.0	50.8	47.0	48.3

Income from operations	24.0	29.4	31.3	35.3	32.8
Interest and other income, net	2.1	1.5	1.8	3.1	2.9
Interest expense	(0.0)	(0.4)	(0.3)	(0.3)	(0.3)
Impairment of certain equity investments	—	—	(0.2)	—	—

Income before cumulative effect of accounting change, income taxes and minority interests	26.1	30.4	32.6	38.1	35.4
Provision for income taxes	(7.8)	(9.6)	(10.3)	(11.3)	(10.5)
Minority interests	(0.3)	(0.3)	(0.3)	(0.3)	(0.3)

Net income before cumulative effect of accounting change	18.0	20.5	22.0	26.5	24.6
Cumulative effect of accounting change, net of tax	—	(1.0)	—	—	—

Net income	18.0%	19.5%	22.0%	26.5%	24.6%

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Our net revenues have continued to grow year-over-year, primarily as a result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, user gross merchandise volume and payment transactions processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online trading experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded trust and safety programs.

      We have continued to invest in international expansion, customer support, site operations, corporate infrastructure, product development and marketing. The cost of these investments has been offset, partially, by operational and cost efficiencies.

Net Revenues Summary

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percent changes)
Net Revenues by Segment:
U.S.	$251,159	33%	$334,481	$493,628	36%	$673,051
International	156,587	77%	277,444	295,404	82%	536,934
Payments	101,523	59%	161,487	196,729	62%	319,666

Total net revenues	$509,269	52%	$773,412	$985,761	55%	$1,529,651

Net Revenues by Type:
Transaction net revenues U.S.	$242,385	32%	$319,119	$477,261	35%	$645,336
International	155,155	76%	273,740	292,659	81%	530,830
Payments	99,363	60%	158,815	192,542	63%	314,328

Total transaction net revenues	496,903	51%	751,674	962,462	55%	1,490,494
Advertising and other non-transaction net revenues	12,366	76%	21,738	23,299	68%	39,157

Total net revenues	$509,269	52%	$773,412	$985,761	55%	$1,529,651

Net Revenues by Geography:
U.S.	$331,322	36%	$449,571	$650,492	39%	$904,926
International	177,947	82%	323,841	335,269	86%	624,725

Total net revenues	$509,269	52%	$773,412	$985,761	55%	$1,529,651

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located.

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In millions, except percentages)
Supplemental Operating Data:
U.S. and International Segments(1):
Confirmed registered users(2)	75.3	51%	114.0	75.3	51%	114.0
Active users(3)	34.1	41%	48.0	34.1	41%	48.0
Number of listings(4)	225.0	48%	332.3	444.7	48%	660.0
Gross merchandise volume(5)	$5,635	42%	$8,012	$10,952	47%	$16,051
Payments Segment:
Total accounts(6)	31.1	62%	50.4	31.1	62%	50.4
Active accounts(7)	10.2	52%	15.5	10.2	52%	15.5
Number of payments(8)	53.7	45%	77.7	104.2	51%	156.9
Total payment volume(9)	$2,843	53%	$4,350	$5,471	58%	$8,671

(1)	mobile.de, our classified vehicle advertising platform in Germany, is not included in these metrics.

(2)	Cumulative total of all users who have completed their registration process on one of eBay’s trading platforms.

(3)	All users, excluding Half.com, EachNet, Internet Auction and mobile.de users, who bid on, bought, listed, or sold an item within the previous 12-month period.

(4)	All listings on eBay’s trading platforms, including new eBay Stores inventory listings, during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed listings between users on eBay’s trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all personal, premier, or business accounts opened, excluding accounts that have been closed or locked.

(7)	All accounts that sent or received at least one payment through the PayPal system during the period.

(8)	Total number of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.

      The U.S. segment includes our U.S. online marketplace trading platforms, other than our PayPal and Billpoint subsidiaries. The International segment includes our international online marketplace trading platforms excluding those of our PayPal and Billpoint subsidiaries. The Payments segment includes our global payments platform consisting of our PayPal and Billpoint subsidiaries. We completed our planned wind-down of Billpoint in the first half of 2003.

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

U.S. and International Segments Net Transaction Revenues

      Total net transaction revenues from the U.S. and International segments in aggregate increased 49% during the second quarter of 2004, compared to the same period in the prior year and 53% during the first six months of 2004, compared to the same period in the prior year. The growth in both U.S. and International segment net transaction revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, listings and gross merchandise volume. Gross merchandise volume from the U.S. and International segments increased 42% and 47% during the second quarter and first six months of 2004, respectively, compared to the same periods of the prior year. eBay net transaction revenues as a percentage of user gross merchandise volume was 7.4% and 7.3% during the second quarter and first six months of 2004, respectively, compared to 7.1% and 7.0% during the same periods in the prior year, reflecting the impact of our fee increases in addition to the first time inclusion of net revenues from mobile.de classified listings, which do not have a corresponding gross merchandise volume component because classified transactions do not close on our platform. In addition, our users experienced gross merchandise volume growth across all major categories with motors, clothing & accessories, books, movies & music, consumer electronics, home & garden, sports, jewelry and watches, and business & industrial making the most significant year-over-year impact for both the second quarter and first six months of 2004.

U.S. Segment

      U.S. segment transaction net revenues increased 32% during the second quarter of 2004, compared to the same period in the prior year, and 35% during the first six months of 2004, compared to the same period in the prior year. Gross merchandise volume from the U.S. segment increased 26% and 31% during the second quarter and first six months of 2004, respectively, compared to the same periods of the prior year. Our U.S. operations have, as expected, experienced more pronounced seasonality during the second quarter of 2004, due to lower levels of activity on the Internet, and specifically during the month of June, which has resulted in a slight decline in sequential quarter-over-quarter user gross merchandise volume and net revenues for these operations. This decline has been the most significant in the more seasonally sensitive categories, such as textbooks, collectibles and clothing and accessories.

      We expect our U.S. segment net transaction revenues to continue to grow, but with a more pronounced seasonal impact. In addition, we expect that the sequential growth rate in the third quarter in this segment will be substantially less than the historical growth rates we experienced in the fourth quarter of 2003 and the first quarter of 2004, and relatively comparable with the growth rate experienced in the second quarter of 2004.

International Segment

      International segment net transaction revenues increased 76% during the second quarter of 2004, compared to the same period in the prior years and 81% during the first six months of 2004, compared to the same period in the prior year. International segment transaction net revenues as a percentage of total transaction net revenues was 36% during the second quarter and first six months of 2004 compared to 31% and 30% in the same periods in the prior year. The growth in our International segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues is primarily the result of solid performances in the United Kingdom and South Korea offset, in part, by the impact of seasonality, particularly on our German operations. The relative strength of foreign currencies, primarily the Euro, against the U.S. dollar, resulted in increased net revenues of approximately $24.2 million and $70.3 million during the second quarter and first six months of 2004, respectively, when compared to the results if the weighted-average foreign currency exchange rates used in the preparation of our consolidated financial statements in the same periods in the prior year were used.

      eBay collects value-added taxes, or VAT, on the fees we charge certain sellers in the European Union, or EU. We continue to work with the relevant tax authorities to clarify our obligations under these new regulations. There have been and will continue to be substantial ongoing costs associated with complying with the VAT rules throughout the EU. We also believe that changes in foreign currency rates will impact our operations, and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted.

      We expect our International segment net transaction revenues to continue to grow, but with a more pronounced seasonal impact. In particular, we expect seasonality to have a relatively pronounced impact in our largest markets, such as Germany. In addition, we expect that the sequential growth rate in the third quarter in these markets will be substantially less than the historical growth rates we experienced in the fourth quarter of 2003 and the first quarter of 2004, and relatively comparable with the growth rate experienced in the second quarter of 2004.

Payments Segment Net Transaction Revenues

      Payments segment net transaction revenues increased 60% and 63% during the second quarter and first six months of 2004, respectively, compared to the same periods in the prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 21% during the second quarter and first six months of 2004, respectively, compared to 20% in the same periods in the prior year. The growth in our Payments segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues is primarily the result of increases in transaction volume.

      Our Payments segment net transaction revenues as a percentage of payment volume was 3.7% and 3.6% during the second quarter and first six months of 2004, respectively, compared to 3.5% during the same periods in the prior year. The growth in Payments net transaction revenues was also positively affected by PayPal’s continued penetration of eBay transactions in the U.S. and the U.K., growth in our cross border international payment transactions and growth in the merchant services business, which we formerly referred to as “off-eBay” services. In addition, the relative strength of foreign currencies, primarily the Euro, against the U.S. dollar and the British Pound, resulted in increased net revenues of approximately $1.8 million and $2.8 million during the second quarter and first six months of 2004, respectively, when compared to the weighted-average foreign currency exchange rates used in the preparation of our consolidated financial statements in the same periods in the prior year.

      Net transaction revenues from the Payments segment earned internationally totaled $46.4 million and $87.8 million during the second quarter and first six months of 2004, respectively, representing 29.2% and 27.9% of total Payments segment net transaction revenue. This can be compared to net transaction revenues from the Payments segment earned internationally of $21.4 million and $39.9 million during the second quarter and first six months of 2003, respectively, representing 21.4% and 20.5%, respectively, of total Payments segment net transaction revenue for both the second quarter and first six months of 2003.

      We expect the Payments segment net transaction revenues to increase in dollars and as a percentage of total net transaction revenues during the remainder of 2004. In addition, we expect the impact of foreign currency translation to be potentially more significant as we increase the international operations of our Payments segment.

Advertising and Other Net Revenues

      Advertising and other net revenues increased during the second quarter and first six months of 2004 as compared to the same periods in 2003. Advertising and other net revenues represented 3% of total net revenues during the second quarter and first six months of 2004, compared to 2% during the same periods in the prior year. Barter net revenues included in third-party advertising net revenues during the second quarter and first six months of 2004 totaled $2.9 million and $5.1 million, respectively. We continue to view our business as primarily transaction driven and we expect advertising and other net revenues to remain relatively stable as a percentage of total net revenues during the remainder of 2004.

Cost of Net Revenues

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Cost of net revenues	$99,150	48%	$146,531	$191,248	47%	$280,889
As a percentage of net revenues	19.5%		18.9%	19.4%		18.4%

      Cost of net revenues consists primarily of costs associated with customer support, site operations and payment processing. Significant cost components include bank charges, credit card interchange fees, other payment processing costs, employee compensation and facilities costs for our customer support and site operations, Internet connectivity charges, depreciation of equipment and amortization of required capitalization of major site and product development costs.

      Cost of net revenues increased during the second quarter and first six months of 2004, compared to the same periods in the prior year. The increase was primarily due to an increase in the volume of transactions on the eBay and PayPal websites and continued development and expansion of our customer support and site operations infrastructure. Cost of net revenues as a percentage of net revenues decreased slightly during the second quarter and first six months of 2004 as compared to the same periods of 2003. Cost of net revenues as a percentage of net revenues has decreased, primarily due to eBay’s site operations costs growing at a slower rate than net revenues offset, in part, by the impact of PayPal’s higher structural costs. Payment processing costs were $72.9 million and $140.1 million during the second quarter and first six months of 2004, respectively, representing an increase of $19.7 million and $36.7 million, respectively, compared to the same periods in the prior year. This increase reflects the substantial increase in PayPal’s total payment volume. Aggregate customer support and site operations costs increased $25.9 million and $50.4 million during the second quarter and first six months of 2004, respectively, as compared to the same periods in the prior year, due primarily to an increase in headcount, related employee costs, and increased consultant fees. In addition, aggregate depreciation of site equipment and amortization of capitalized software development costs increased by $6.7 million and $16.2 million in the second quarter and first six months of 2004, respectively, as compared to the same periods in the prior year. Costs of net revenues are expected to increase in dollars and to remain generally comparable as a percentage of net revenues during the remainder of 2004.

Operating Expenses

Sales and Marketing

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Sales and marketing	$134,616	41%	$189,150	$258,376	48%	$381,840
As a percentage of net revenues	26.4%		24.5%	26.2%		25.0%

      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.

      Sales and marketing expenses increased in the second quarter and first six months of 2004, as compared to the same periods in the prior year, but decreased slightly as a percentage of total net revenues due to the continued cost leverage in our business offset, in part by our continued investment in growing our user base. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increase. Combined advertising and marketing costs increased $22.8 million and $64.6 million during the second quarter and first six months of 2004, respectively, as compared to the same periods in the prior year. This increase was primarily the result of our marketing programs directed towards our Internet marketing and national television and radio advertising campaigns as well as several category-focused print campaigns. On a sequential quarter-over-quarter basis, combined advertising and marketing costs decreased by approximately $14.2 million, due primarily to seasonality, caused by lower levels of activity on the Internet during the summer months, which in turn, has resulted in decreased costs associated with Internet marketing. Employee-related costs increased by approximately $23.1 million and $36.2 million during the second quarter and first six months of 2004, respectively, as compared to the same periods in the prior year. Sales and marketing expenses are expected to increase in dollars, and to remain generally comparable as a percentage of net revenues during the remainder of 2004. In addition, our online marketing expenses are expected to increase because of increases in the volume of, and especially rates for, online advertising that we expect to purchase in order to attract new customers and increase the activity on our websites.

Product Development

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Product development	$38,819	55%	$59,978	$73,151	54%	$112,676
As a percentage of net revenues	7.6%		7.8%	7.4%		7.4%

      Product development expenses consist primarily of employee compensation, payments to outside contractors and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our “V3” platform architecture, global billing, seller tools and payment gateway projects. These capitalized costs totaled $12.3 million in the second quarter of 2003 and $9.7 million in the second quarter of 2004, and are reflected as a cost of net revenues when amortized in future periods. During the first six months of 2003 and 2004, capitalized costs for major site and other product development efforts totaled $17.0 million and $20.0 million, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      The increase in product development expenses in the second quarter and first six months of 2004, as compared to the same periods in the prior year, was primarily the result of increased headcount. These increases were partially offset by the amounts capitalized in connection with major site and other product development efforts in the second quarter and first six months of 2004. The headcount growth was focused on hiring new employees for various platform development initiatives at eBay and PayPal, both domestically and internationally. Consultant and employee-related costs increased by approximately $15.7 million and $28.1 million during the second quarter and first six months of 2004, respectively, as compared to the same periods of the prior year. Product development costs decreased as a percentage of net revenues in the second quarter and first six months of 2004 as compared to the same periods of 2003 due primarily to the leveraging of certain costs and process improvements. Product development expenses are expected to increase in dollars and slightly as a percentage of net revenues during the remainder of 2004, as we develop new site features and functionality and continue to improve and expand operations across all our segments.

General and Administrative

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
General and administrative	$69,476	48%	$102,940	$132,476	46%	$193,576
As a percentage of net revenues	13.6%		13.3%	13.4%		12.7%

      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, provision for doubtful accounts, insurance and fees for external professional advisors.

      The increase in the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003, was due primarily to employee and facilities related costs, fees for external professional advisors and consultants and payment transaction loss expenses resulting from our increased activity. The increases in employee and facilities related costs resulted from continued headcount growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations and the integration of acquired businesses. Consultant and employee-related costs increased by approximately $12.9 million and $24.8 million during the second quarter and first six months of 2004, as compared to the same periods in the prior year. PayPal’s payment transaction loss expense was $10.7 million and $22.4 million during the second quarter and first six months of 2004, respectively, as compared to $9.1 million and $18.1 million during the same periods of the prior year. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.25% and 0.26% during the second quarter and first six months of 2004, respectively, as compared to 0.32% and 0.33% during the same periods of the prior year. Despite the higher transaction loss rates we expect to experience as a result of the buyer protection program, or BPP, we implemented in September 2003, we believe that seasonal factors will drive a further decline in our transaction loss rate in the third quarter of 2004 and an increase in the fourth quarter of 2004. The loss experience from BPP has been lower than expected, but this may change as we offer BPP in more countries. The remaining increase in general and administrative expenses is due to our increased activity and relates primarily to fees for external professional advisors and facilities related expenses.

      During the three months ended June 30, 2004, we migrated a substantial portion of eBay users from our legacy billing system to a newly implemented global billing system. As we managed this migration, we intentionally delayed several billing cycles to speed the migration process and to allow additional time for quality assurance reviews. The delay in billing cycles also resulted in an increase in the average days our customer account balances are outstanding. Although we believe this change in account balance aging is a temporary condition, our historical experience indicates an increased risk of collection for accounts receivable balances aged greater than 60 days. We evaluated our historical experience along with other known facts and circumstances in accordance with our historical accounting policy. Based on this evaluation, our provision for doubtful accounts during the second quarter of 2004 totaled $22.7 million, or 2.9% of net revenues, compared to $9.9 million, or 1.9% of net revenues, during the second quarter of 2003, and $15.6 million, or 2.1% of net revenues, during the first quarter of 2004. The allowance for doubtful accounts receivable at June 30, 2004 was $53.4 million.

      With our continued investment in the infrastructure needed to support our business, we expect general and administrative expenses to increase in dollars and to remain generally comparable as a percentage of net revenues during the remainder of 2004.

Patent Litigation Expense

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Patent litigation expense	$29,965	100%	$—	$29,965	100%	$—
As a percentage of net revenues	5.9%		0%	3.0%		0%

      Patent litigation expense for the three and six months ended June 30, 2003 related to the accrual of an August 6, 2003 court judgment resulting from the MercExchange patent infringement lawsuit. See “Note 8 — Contingencies” to our condensed consolidated financial statements.

Payroll Tax Expense on Employee Stock Options

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Payroll tax expense from employee stock options	$3,184	63%	$5,186	$6,474	60%	$10,332
As a percentage of net revenues	0.6%		0.7%	0.7%		0.7%

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

Amortization of Acquired Intangible Assets

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Amortization of acquired intangible assets	$11,976	32%	$15,769	$23,844	25%	$29,732
As a percentage of net revenues	2.4%		2.0%	2.4%		1.9%

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

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Our annual impairment test was carried out as of August 31, 2003 and there were no events or circumstances from that date through June 30, 2004 that would impact this assessment.

      We expect amortization of acquired intangible assets to increase slightly during the remainder of 2004 as compared to the first six months of 2004 as a result of the acquired intangible assets of mobile.de, acquired on April 1, 2004. Based on our initial assessment, the acquisition of mobile.de included intangible assets totaling approximately $30.5 million that have a weighted-average life of approximately six years.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Interest and other income, net	$10,909	106%	$22,443	$18,613	147%	$45,942
As a percentage of net revenues	2.1%		2.9%	1.9%		3.0%

      Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

      Our interest and other income, net, increased during the second quarter of 2004 as compared to the same period in the prior year, primarily as a result of gains from the sale of an equity investment. Our interest and other income, net, increased during the first six months of 2004, as compared to the same period in the prior year, primarily as a result of gains from the sale of an equity investment, amendments to certain subleases, and contract terminations. In addition, we recorded increased interest income primarily due to increased cash, cash equivalents and investments balances. The weighted-average interest rate of our portfolio was approximately 1.7% and 1.8% in the second quarter and first six months of 2003, respectively, compared to 1.4% in both of the same periods of 2004.

Interest Expense

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Interest expense	$37	5432%	$2,047	$68	6338%	$4,378
As a percentage of net revenues	0.0%		(0.3)%	0.0%		(0.3)%

      Interest expense consists of interest charges on mortgage notes, capital leases and our consolidated operating lease arrangement related to our San Jose headquarters office facilities.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In accordance with the provisions of this standard, we have included our San Jose headquarters lease arrangement in our Consolidated Financial Statements effective July 1, 2003. Beginning July 1, 2003, our income statement reflects the reclassification of lease payments on our San Jose headquarters office facilities from operating expense to interest expense. We expect our interest expense will remain generally comparable with the first six months of 2004 in dollars and as a percentage of net revenue during the remainder of 2004.

Impairment of Certain Equity Investments

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Impairment of certain equity investments	$—	0%	$—	$230	100%	$—
As a percentage of net revenues	0%		0%	0.0%		0%

      During the first six months of 2003, we recorded an impairment charge as a result of the deterioration of the financial condition of certain of our private and public equity investees. We identified these impairment losses as part of our normal process of assessing the quality of our investment portfolio. The impairment loss reflects a decline in fair value and other market conditions that we believe are other than temporary. We did not record any impairments of our equity investments during the second quarter or first six months of 2004. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Provision for income taxes	$39,543	106%	$81,598	$88,561	89%	$167,354
As a percentage of net revenues	7.8%		10.5%	9.0%		10.9%
Effective tax rate	30%		30%	31%		30%

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

      The lower effective tax rates for the second quarter and first six months of 2004, as compared to the same periods in the prior year reflects the increasing profit contribution from our international operations that have lower effective tax rates.

      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have evaluated our deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. Should a valuation allowance no longer be required, the tax benefit of tax deductions related to stock options would be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Minority Interests

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change	June 30, 2004

	(In thousands, except percentages)
Minority interests	$(1,544)	46%	$(2,261)	$(3,922)	10%	$(4,321)
As a percentage of net revenues	0.3%		0.3%	0.4%		0.3%

      Minority interests in consolidated companies represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in various of our subsidiaries during the second quarters and first six months of 2003 and 2004.

      The change in minority interests in the second quarter and first six months of 2004, as compared to the same periods in the prior year is due primarily to the minority interests’ portion of the net income generated by our Korean subsidiary, Internet Auction, offset, in part, by our acquisition of an increased ownership interest in Internet Auction in December 2003. We expect that minority interests will continue to fluctuate in future periods. If Internet Auction continues to be profitable, the minority interests adjustment on the consolidated statement of income will continue to decrease our net income by the minority investor’s share of Internet Auction’s net income.

Impact of Foreign Currency Translation

      During the second quarter and first six months of 2004, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 42% and 41% of our consolidated net revenues, respectively, as compared to approximately 35% and 34% of our net revenues in the same periods of the prior year. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and include Euros, British Pounds, Korean Won, Canadian Dollars and Australian Dollars. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

      During the second quarter and the first six months of 2004, the U.S. dollar weakened against the Euro as compared to the same periods in 2003. Using the weighted-average foreign currency exchange rates from the second quarter of 2003, our net revenues for the same period of 2004 would have been lower than we reported using the actual exchange rate for the second quarter of 2004, by approximately $26.0 million, of which $24.2 million and $1.8 million relate to our International and Payments segments, respectively. Using the weighted-average foreign currency exchange rates from the first six months of 2003, our net revenues for the same period of 2004 would have been lower than we reported using the actual exchange rate for the first six months of 2004, by approximately $73.1 million, of which $70.3 million and $2.8 million relate to our International and Payments segments, respectively. In addition, if the weighted-average foreign currency exchange rates from the second quarter and first six months of 2003 were applied to our operating expenses for the corresponding periods of 2004, these operating expenses would have been lower than we reported using the actual exchange rates during these periods by approximately $6.2 million and $23.8 million, respectively. The majority of this impact relates to the Euro.

      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income. See the information in Item 3 of Part I under the subheading “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both options and forward contracts. The notional amount of the forward contracts entered into in the second quarter and first six months of 2004 was 53.9 million Euros. The gain on the forward contracts totaled approximately $1.6 million, which was recorded in other income and expense in the three and six months ended June 30, 2004. We did not enter into any foreign currency option hedges during the three and six months ended June 30, 2004. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the six months ended June 30, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts. We released from accumulated other comprehensive income to our consolidated results of operations accumulated gains totaling $507,000, as forward contracts with a notional value of 46.3 million Euros of the hedged forecasted inter-company transactions were recognized by the parent company. The notional amount of the forward contracts entered into in the second quarter and first six months of 2004 was 9.4 and 125.3 million Euros, respectively. The outstanding forward contracts at June 30, 2004 had a notional value of 79 million Euros (approximately $95.5 million at June 30, 2004). The unrealized loss on these outstanding forward contracts totaled approximately $508,000 and was recorded as a component of other comprehensive income at June 30, 2004.

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

      Our primary foreign currency exposures are transaction, economic and translation:

      Transaction Exposure: Around the world, we have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings.

      Economic Exposure: We also have anticipated and unrecognized future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary economic exposures include future royalty receivables, customer collections, and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange forward contracts or other instruments to fix the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings.

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

Recent Accounting Pronouncements

Share-Based Payments

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting term. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the footnotes to our consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004.

      Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of income as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice (see Note 1 of the notes to the condensed consolidated financial statements contained herein). In addition, the proposed standard may have a significant impact on our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify a portion of our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. Any reclassification in future cash flow statements would be limited to the amount, if any, by which our actual tax benefit on the exercise of employee stock options, determined on an individual employee basis, exceeds the tax benefit that we would have received based on the employee gains determined under the binomial method and recorded as expenses within our income statement. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in our financial statements upon issuance of the final standard.

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

Employees

      As of June 30, 2004, eBay Inc. and its consolidated subsidiaries employed approximately 6,900 people (excluding approximately 500 temporary employees), of whom approximately 5,100 were in the United States (excluding approximately 350 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and our continuing ability to find and retain highly qualified technical and managerial personnel.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,

	2003	2004

	(In thousands)
Net cash provided by (used in):
Operating activities	$398,688	$629,345
Investing activities	(607,546)	(768,185)
Financing activities	472,175	353,139
Effect of exchange rates on cash and cash equivalents	18,927	(7,099)

Net increase in cash and cash equivalents	$282,244	$207,200

      We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2003 and 2004. This result was driven mainly by non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, tax benefits on the exercise of employee stock options resulting from our increasing stock price and the related increases in the personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues, provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary, and other costs. During the first six months of 2003 and of 2004, we used net cash provided by operating activities primarily to fund purchases of property and equipment and acquisitions. Net cash provided by operating activities during the six months ended June 30, 2004 also contributed to an increase in our aggregate cash, cash equivalents and investments balance by $207.2 million to approximately $3.3 billion. We currently expect that the cash flows from operations for the remainder of 2004 will continue to exceed net income. We believe that existing cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

      The net cash flows used in investing activities during the six months ended June 30, 2003 and 2004 were due primarily to the movement of cash between investments and cash, offset, in part, by the purchase of property and equipment and acquisitions. Net cash used in investing activities during the first six months of 2003 primarily consists of capital expenditures primarily related to our purchase of new facilities in San Jose, California for $125.1 million. Net cash used in investing activities during the first six months of 2004 primarily consists of the payment of $33.4 million as the last installment of our purchase of EachNet and the payment of $137.8 million, net of cash acquired, for the acquisition of mobile.de. Purchases of property and equipment totaled $230.0 million during the first six months of 2003 and $136.6 million during the first six months of 2004 and related primarily to purchases of computer equipment and software to support our site operations, customer support and international expansion. Our purchases of property and equipment during the first six months of 2003 also included the new facilities in San Jose, California.

      The net cash flows provided by financing activities during the six months ended June 30, 2003 and 2004 were due primarily to proceeds from stock option exercises. Proceeds from stock option exercises totaled $473.0 million during the first six months of 2003 and $355.3 million during the first six months of 2004. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

      The effect of exchange rates on cash and cash equivalents during the six months ended June 30, 2003 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro. The effect of exchange rates on cash and cash equivalents during the six months ended June 30, 2004 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro.

Capital Expenditures

      We expect capital expenditures, without taking into account acquisitions, to approximate $180 million for the remainder of 2004. We estimate that the required capitalization of product development costs will approximate $15 million through the remainder of 2004. The remaining balance will be used primarily for the purchase of computer hardware and software of approximately $130 million, and furniture and fixtures, leasehold improvements and other corporate assets that we expect will amount to approximately $35 million in the aggregate.

Other Financial Arrangements

      As of June 30, 2004, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Acquisition of Baazee.com

      In June 2004, we entered into an agreement with Baazee.com, an online marketplace in India, to acquire all of its outstanding shares for approximately $50 million in cash, subject to certain acquisition costs and post-closing adjustments. The acquisition closed on August 2, 2004.

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

      Net revenues outside the United States accounted for approximately 35% of our net revenues in 2003, and approximately 41% of our net revenues in the first six months of 2004. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate funds in non-U.S. currencies to facilitate customer withdrawals, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. The change in weighted average foreign currency exchange rates in the second quarter of 2004 relative to the comparable rates used in the preparation of our consolidated financial statements in the second quarter of 2003 resulted in an increase in net revenues of approximately $26.0 million and an increase in operating expenses of approximately $6.2 million. The change in weighted average foreign currency exchange rates in the first six months of 2004 relative to the comparable rates used in the preparation of our consolidated financial statements in the first six months of 2003 resulted in an increase in net revenues of approximately $73.1 million and an increase in operating expenses of approximately $23.8 million. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments.

Our business and users may be subject to sales and other taxes.

      We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or foreign countries may seek to impose sales, use, or value-added tax collection or record-keeping obligations on companies such as eBay that engage in or facilitate online commerce. For example, such taxes could be imposed if eBay were ever deemed to be an auctioneer or the legal agent of our sellers. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise or services on our sites would harm our business. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. Legislation has also been introduced in the U.S. Congress to override the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. In 1998 and 2000, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing access or discriminatory taxes on the Internet through November 1, 2003. The expiration of this moratorium has permitted states and localities to impose new taxes on the Internet that could adversely affect our business. So far, no such taxes have been imposed on either eBay or our users and the U.S. Congress continues to consider legislation to reinstate the moratorium.

      In July 2003, eBay began collecting value-added tax, or VAT, on the fees we charge sellers in the European Union, or EU, on our sites catering to EU residents, and we pay sales, use or value-added tax on taxable items we purchase. In some cases, we are entitled to reclaim all or a portion of those taxes from the state or country, but the application of the laws and rules that allow such reclamation is sometimes unclear.

      We continue to work with the relevant tax authorities to clarify our obligation under new and emerging regulations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various sales, use and value-added tax requirements in the numerous markets in which we conduct business.

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

      For the year ended December 31, 2003 and six months ended June 30, 2004, PayPal’s provision for transaction losses totaled $36.4 million and $22.4 million, respectively, representing 0.30% and 0.26%, respectively, of PayPal’s total payment volume in those periods. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.

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

      In 2002, both Visa and MasterCard adopted new operating rules for Internet payment services like PayPal. In order to comply with the associations’ new rules, PayPal and its credit card processors have implemented changes to existing business processes for customers in the U.S., Canada, and Europe. Any problems with this implementation could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal and its processors are working to implement changes to existing business processes for international customers outside of the U.S., Canada and Europe, and believe they have identified solutions for Hong Kong but have not yet identified solutions for other countries. Any continued inability to implement the necessary changes with respect to customers outside the U.S., Canada and Europe could result in fines or the inability of PayPal to process MasterCard payments for international merchants in certain countries. PayPal also could be subject to fines from MasterCard and Visa if it fails to register and conduct additional monitoring with respect to the activities of merchants that are considered “high risk,” primarily certain merchants that sell digital content. PayPal has incurred fines from its credit card processor in 2003 and the first two quarters of 2004 relating to PayPal’s failure to detect the use of its service by certain “high risk” merchants using the PayPal service. These fines have been in amounts that are not material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards, which would seriously damage PayPal’s business.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express, and Discover may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa have each announced increases to their credit card interchange fees effective April 2004. Visa and MasterCard both implemented a decrease in their debit card interchange fees in August 2003 as a result of the settlement of litigation, but the settlement agreement required them to maintain these lower interchange fees only until January 2004, and they have announced increases in debit card interchange fees, in January 2004 and April 2004, respectively, to levels close to those that prevailed prior to August 2003. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. Such increased fees will increase PayPal’s operating costs and reduce its profit margins.

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

      A number of states have enacted legislation regulating money transmitters and PayPal has applied for licenses under this legislation in 33 jurisdictions. To date, PayPal has obtained licenses in 29 of these jurisdictions. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 629,000 transactions per day during 2003 and an average of approximately 862,000 transactions per day during the first six months of 2004, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear. The cost of obtaining any required licenses or regulatory approvals in these countries could affect PayPal’s future profitability.

      PayPal currently allows its customers with credit cards to send payments from 44 countries outside the U.S., and to receive payments in 43 of those countries. In 22 of these countries, customers can withdraw funds to local bank accounts. In the fourth quarter of 2002, PayPal began offering customers the ability to send or receive payments denominated in British Pounds, Euros, Canadian Dollars or Yen, in addition to U.S. Dollars. In February 2004, PayPal (Europe) Ltd., a wholly-subsidiary of PayPal, received a license to operate as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the EU. PayPal has completed the migration of all EU customers to that subsidiary. Fifteen of the 44 countries outside of the U.S. whose residents can use the PayPal service are members of the European Union. As PayPal (Europe) develops localized services for the domestic market in these countries, it is seeking approval to implement such localized service through an expedited “passport” notification process. Any delay in obtaining clearance through the “passport” process could force PayPal to delay its plans for expanding its business. PayPal has filed “passport” notices for Germany, France, The Netherlands, Belgium, Austria, Ireland, Italy, Sweden, Denmark, Finland, Luxembourg, Portugal, Greece and Spain. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.

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

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 55% of PayPal’s payment volume during 2003 and 54% of PayPal’s payment volume during the first six months of 2004 using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, because of frequent flier miles or other incentives offered by credit cards, because of the ability to defer payment, or because of generalized fears regarding privacy or loss of control in providing bank account information to a third party.

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

      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, or cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.

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

      We are currently expanding our headcount, facilities, and infrastructure in the U.S. and internationally. We anticipate that further expansion will be required to address potential growth in our customer base and number of listings and payment transactions, as well as our expansion into new geographic areas, types of goods, and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•	Our Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume, our business could be harmed. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly with our existing systems any newly developed or purchased technologies or businesses. We are in the midst of significant multi-year projects to enhance our current technical architecture. If these projects are not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

•	Customer Account Billing. Our revenues depend on prompt and accurate billing processes. We are nearing completion of a significant project to enhance our billing software. Problems with the conversion to the new billing system during the first and second quarters of 2004 caused incorrect account balance totals to be displayed for some users. In July 2004, a complaint seeking class action status was filed alleging that eBay improperly billed its users and improperly debited some user accounts. While these problems have been corrected and we believe that no users were overcharged, our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed would harm our business and our ability to collect revenue.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, and our operating margins may decrease.

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

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. Both sides have filed their appeal briefs, but no date has been set for argument in connection with these appeals. The U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. On June 14, 2004, the parties announced that they had reached a proposed settlement. Under the terms of the proposed settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund in accordance with the preliminary settlement’s plan of allocation. The settlement fund, which will be funded by PayPal, will total $9.25 million, less administrative costs and any amount awarded to plaintiffs’ counsel by the court, which was fully accrued in our consolidated income statement for the year ended December 31, 2003. In the proposed settlement, PayPal does not acknowledge that any of the allegations in the case are true. The proposed settlement has been preliminarily approved by the federal court, but remains subject to final court approval. If the proposed settlement is approved by the federal court, all claims of the class in both the federal and state actions will be dismissed.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claimed that PayPal’s and Billpoint’s payment services infringe its patent. In December 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. On July 21, 2004, AT&T, eBay and PayPal reached agreement and entered into a Stipulated Order of Dismissal regarding their patent infringement lawsuit in U.S. District Court in Delaware. The parties have agreed to keep the details of their arrangement confidential. We do not believe that the terms of the agreement will have a material impact on our financial position, results of operations or cash flows.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

      We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the content community to eliminate infringing listings on our websites, some content owners have expressed the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. in the U.S., Rolex S.A. in Germany and several content owners. Such litigation is costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

We are subject to risks associated with information disseminated through our service.

      The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for content posted in the Feedback Forum. Several recent court decisions have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our site. Our liability for such claims may be higher in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

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

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, NeoCom, PayPal, CARad, EachNet, and FairMarket. On April 1, 2004, we completed our acquisition of mobile.de, a German classified advertising vehicle-listing website, and on August 2, 2004 we completed our acquisition of Baazee.com, an online marketplace in India. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

      Any interruption in the availability of our websites will reduce our revenues and profits, and our future revenues and profits could be harmed if our users believe that our system is unreliable. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems, including PayPal’s customer support operations, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, intentional acts of vandalism, and potential disruption if the operators of these facilities have financial difficulties. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

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

      Books, Movies, Music: Abebooks.com, Amazon.com, Barnes & Noble, Barnesandnoble.com, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, and Tower Records/ Tower Records.com;

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

      Computers & Consumer Electronics: Amazon.com, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Computer Discount Warehouse, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett Packard, IBM, MicroWarehouse, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, major wireless carriers, and computer, consumer electronics, and photography retailers;

      Home & Garden: Acehardware.com, Truevalue.com, IKEA, Crate & Barrel, Home Depot, Williams-Sonoma Inc. (Pottery Barn, Williams-Sonoma), Bed, Bath & Beyond, Lowes, Linens ’n Things, Pier One, Ethan Allen, Frontgate, Burpee.com, Spiegel, TJ Max, Tuesday Morning, and Kohl’s;

      Jewelry and Watches: Amazon.com, Bluenile.com, Diamond.com, Ice.com, Macy’s, Mondera.com, HSN.com, QVC.com, Wal-Mart.com, and Zales;

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

      Tool/ Equipment/ Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH, Do-It-Best Hardware, and True Value Hardware; and

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

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.

      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2004, our fixed-income investments earned a pretax yield of approximately 1.4%, with a weighted average maturity of four months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $12.7 million.

      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our San Jose headquarters office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on

$95 million of the total $126.4 million notional amount of our San Jose headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, our payments would increase (decrease) by $78,000 per quarter.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. As of June 30, 2004, we did not have any unrealized gains or losses associated with our equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $230,000 during the six months ended June 30, 2003, and no impairment charge during the six months ended June 30, 2004 relating to the other-than-temporary impairment in the fair value of equity investments. At June 30, 2004, the total fair value of our equity investments was $12.7 million.

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

      Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2004, was a translation loss of approximately $3.6 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income. In addition, at June 30, 2004, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $259 million.

      As of June 30, 2004, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $271.1 million with maturity dates within 91 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income and generally are offsetting.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both options and forward contracts. The notional amount of the forward contracts entered into in the second quarter and first six months of 2004 was 53.9 million Euros. The gain on the forward contracts totaled approximately $1.6 million, which was recorded in other income and expense in the three and six months ended June 30, 2004. We did not enter into any foreign currency option hedges during the three and six months ended June 30, 2004. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the six months ended June 30, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts. We released from accumulated other comprehensive income to our consolidated results of operations accumulated gains totaling $507,000, as forward contracts with a notional value of 46.3 million Euros of the hedged forecasted inter-company transactions were recognized by the parent company. The notional amount of the forward contracts entered into in the second quarter and first six months of 2004 was 9.4 million and 125.3 million Euros, respectively. The outstanding forward contracts at June 30, 2004 had a notional value of 79 million Euros (approximately $95.5 million at June 30, 2004). The unrealized loss on these outstanding forward contracts totaled approximately $508,000 and was recorded as a component of other comprehensive income at June 30, 2004.

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

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined. We have appealed the judgment and MercExchange has filed a cross-appeal. Both sides have filed their appeal briefs, but no date has been set for argument in connection with these appeals. The U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them non-infringing. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees.

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

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions have been consolidated into a single case, and the state court action has been stayed pending developments in the federal case. On June 14, 2004, the parties announced that they had reached a proposed settlement. Under the terms of the proposed settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund in accordance with the preliminary settlement’s plan of allocation. The settlement fund, which will be funded by PayPal, will total $9.25 million, less administrative costs and any amount awarded to plaintiffs’ counsel by the court, which was fully accrued in our consolidated income statement for the year ended December 31, 2003. In the proposed settlement, PayPal does not acknowledge that any of the allegations in the case are true. The proposed settlement has been preliminarily approved by the federal court but remains subject to final court approval. If the proposed settlement is approved by the federal court, all claims of the class in both the federal and state actions will be dismissed.

      In November 2003, AT&T Corporation filed a lawsuit against eBay and PayPal in the U.S. District Court for the District of Delaware (No. 03-1051) alleging infringement of a patent entitled “Mediation of Transactions by a Communication System.” AT&T claimed that PayPal’s and Billpoint’s payment services infringe its patent. In December 2003, eBay and PayPal answered the complaint, denied infringement of AT&T’s patent, and filed counterclaims. On July 21, 2004, AT&T, eBay and PayPal reached agreement and entered into a Stipulated Order of Dismissal regarding their patent infringement lawsuit in U.S. District Court in Delaware. The parties have agreed to keep the details of their arrangement confidential. We do not believe that the terms of the agreement will have a material impact on our financial position, results of operations or cash flows.

      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves is less favorable. These claims, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

      None.

Item 3:	Defaults Upon Senior Securities

      Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

      eBay held its Annual Meeting of Stockholders on June 24, 2004. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter. The three directors proposed by eBay for re-election were elected to new, three-year terms by the following vote:

	Director Shares	Shares Withheld
Director Name	Voted For	Authority

Philippe Bourguignon	579,426,065	26,934,022
Thomas J. Tierney	579,596,076	26,764,011
Margaret C. Whitman	601,452,310	4,907,777

      Our remaining directors, Fred D. Anderson, Scott D. Cook, Robert C. Kagle, Dawn G. Lepore, Pierre M. Omidyar and Richard T. Schlosberg, III, were not up for election, and their terms of office as directors continued after the meeting.

      The stockholders approved the Company’s 1999 Global Equity Incentive Plan Amendment: Shares voted for: 409,362,775; Shares voted against: 138,649,506; Shares abstaining: 2,855,240; Broker Non-votes: 55,492,566

      The stockholders approved the Company’s 2001 Equity Incentive Plan Amendment: Shares voted for: 403,962,382; Shares voted against: 143,961,545; Shares abstaining: 2,931,393; Broker Non-votes: 55,504,767

      The stockholders approved the Company’s Amended and Restated Certificate of Incorporation: Shares voted for: 439,666,568; Shares voted against: 163,860,951; Shares abstaining: 2,832,568; Broker Non-votes: 0

      The stockholders ratified the appointment of PricewaterhouseCoopers LLP, as our independent auditors: Shares voted for: 596,086,781; Shares voted against: 7,587,237; Shares abstaining: 2,686,069; Broker Non-votes: 0

      The stockholders voted against a stockholder proposal requesting the expensing of stock options: Shares voted for: 215,053,950; Shares voted against: 324,392,543; Shares abstaining: 11,420,029; Broker Non-votes: 55,493,566.

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

      Our Audit Committee did not approve any non-audit engagements during the quarter ended June 30, 2004.

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      Exhibit 3.1 Amended and Restated Certificate of Incorporation, as currently in effect.

      Exhibit 31.1. Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2. Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1. Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2. Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      On April 21, 2004, eBay furnished a current report on Form 8-K to report under Item 12 that it was filing a copy of its press release announcing its financial results for the three months ended March 31, 2004 and that such press release contained non-GAAP financial measures under Regulation G.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBAY INC.

Principal Executive Officer:

Date: August 3, 2004

By:	/s/ MARGARET C. WHITMAN

Margaret C. Whitman
President and Chief Executive Officer

Principal Financial Officer:

Date: August 3, 2004

By:	/s/ RAJIV DUTTA

Rajiv Dutta
Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

Date: August 3, 2004

By:	/s/ MARK J. RUBASH

Mark J. Rubash
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
31.1	Certification of eBay’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.