Form 10-Q
period 2004-09-30
EBAY INC
filed 2004-10-27
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of October 22, 2004, there were 662,908,427 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures About Market Risk
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2003	2004

	(In thousands, except
	par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,381,513	$1,435,910
Short-term investments	340,576	641,710
Accounts receivable, net	225,871	306,671
Funds receivable	79,893	156,356
Restricted cash and investments	14,859	141,924
Other current assets	103,170	246,452

Total current assets	2,145,882	2,929,023
Long-term investments	934,171	981,095
Restricted cash and investments	127,432	1,280
Property and equipment, net	601,785	682,022
Goodwill	1,719,311	2,296,423
Intangible assets, net	274,057	326,343
Other assets	17,496	25,415

	$5,820,134	$7,241,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,633	$80,014
Funds payable and amounts due to customers	106,568	252,792
Accrued expenses and other current liabilities	356,491	381,616
Deferred revenue and customer advances	28,874	43,377
Short-term obligations	2,840	124,273
Income taxes payable	87,870	94,350

Total current liabilities	647,276	976,422
Long-term obligations	124,476	443
Deferred tax liabilities, net	79,238	133,513
Other liabilities	33,494	36,519
Minority interests	39,408	4,400

Total liabilities	923,892	1,151,297

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 1,790,000 shares authorized; 649,293 and 662,901 shares issued and outstanding	649	663
Additional paid-in capital	3,937,160	4,556,913
Unearned stock-based compensation	(2,008)	(5,422)
Retained earnings	856,245	1,429,089
Accumulated other comprehensive income	104,196	109,061

Total stockholders’ equity	4,896,242	6,090,304

	$5,820,134	$7,241,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$530,942	$805,876	$1,516,703	$2,335,527
Cost of net revenues	109,353	157,121	300,601	438,010

Gross profit	421,589	648,755	1,216,102	1,897,517

Operating expenses:
Sales and marketing	136,408	207,155	394,784	588,995
Product development	39,737	63,403	112,888	176,079
General and administrative	74,238	105,871	206,714	299,447
Patent litigation expense	—	—	29,965	—
Payroll tax on employee stock options	1,510	1,957	7,984	12,289
Amortization of acquired intangible assets	13,824	16,456	37,668	46,188

Total operating expenses	265,717	394,842	790,003	1,122,998

Income from operations	155,872	253,913	426,099	774,519
Interest and other income, net	7,806	13,163	26,419	59,105
Interest expense	(2,267)	(2,236)	(2,335)	(6,614)
Impairment of certain equity investments	—	—	(230)	—

Income before cumulative effect of accounting change, income taxes and minority interests	161,411	264,840	449,953	827,010
Provision for income taxes	(51,137)	(80,749)	(139,698)	(248,103)
Minority interests	(1,611)	(1,742)	(5,533)	(6,063)

Income before cumulative effect of accounting change	108,663	182,349	304,722	572,844
Cumulative effect of accounting change, net of tax	(5,413)	—	(5,413)	—

Net income	$103,250	$182,349	$299,309	$572,844

Net income per basic share:
Income before cumulative effect of accounting change	$0.17	$0.28	$0.48	$0.87
Cumulative effect of accounting change	(0.01)	—	(0.01)	—

Net income per basic share	$0.16	$0.28	$0.47	$0.87

Net income per diluted share:
Income before cumulative effect of accounting change	$0.17	$0.27	$0.47	$0.84
Cumulative effect of accounting change	(0.01)	—	(0.01)	—

Net income per diluted share	$0.16	$0.27	$0.46	$0.84

Weighted average shares:
Basic	642,729	661,572	635,484	657,228

Diluted	662,231	684,977	653,325	680,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands)
	(Unaudited)
Net income	$103,250	$182,349	$299,309	$572,844

Other comprehensive income (loss):
Foreign currency translation	14,691	9,310	59,409	5,732
Unrealized gains (losses) on investments, net	(549)	4,176	(1,654)	(4,849)
Investment losses included in net income	41	—	406	24
Unrealized gains on cash flow hedges	1,347	921	2,755	3,171
Estimated tax benefit (provision)	(109)	(1,874)	(266)	787

Net change in other comprehensive income (loss)	15,421	12,533	60,650	4,865

Comprehensive income	$118,671	$194,882	$359,959	$577,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$299,309	$572,844
Adjustments:
Cumulative effect of accounting change	5,413	—
Provision for doubtful accounts and authorized credits	31,964	57,994
Provision for transaction losses	24,891	32,692
Depreciation and amortization	113,885	180,841
Amortization of unearned stock-based compensation	4,732	1,626
Tax benefit on the exercise of employee stock options	105,647	184,455
Impairment of certain equity investments	230	—
Minority interests	3,982	6,053
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(70,650)	(137,867)
Funds receivable	(43,645)	(75,214)
Other current assets	(9,298)	(148,454)
Other non-current assets	(6,424)	(3,925)
Deferred tax liabilities, net	12,598	35,734
Accounts payable	6,553	4,968
Funds payable and amounts due to customers	59,674	149,208
Accrued expenses and other liabilities	49,724	23,017
Deferred revenue and customer advances	6,238	13,602
Income taxes payable	11,878	6,534

Net cash provided by operating activities	606,701	904,108

Cash flows from investing activities:
Purchases of property and equipment, net	(269,616)	(209,950)
Purchases of investments	(1,481,047)	(1,262,174)
Maturities and sales of investments	1,131,998	911,173
Purchases of intangible and other non-current assets	—	(7,257)
Acquisitions, net of cash acquired	(107,161)	(703,706)

Net cash used in investing activities	(725,826)	(1,271,914)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	570,189	429,242
Principal payments on long-term obligations	(1,727)	(2,599)

Net cash provided by financing activities	568,462	426,643

Effect of exchange rate changes on cash and cash equivalents	25,225	(4,440)

Net increase in cash and cash equivalents	474,562	54,397
Cash and cash equivalents at beginning of period	1,109,313	1,381,513

Cash and cash equivalents at end of period	$1,583,875	$1,435,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company

      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of September 30, 2004, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed toward the United States, Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, The Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing an Internet-based marketplace in which a community of buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email in 45 countries to send, and in 44 countries to receive, online payments. As of September 30, 2004, through its wholly-owned subsidiaries, PayPal had websites directed toward the United States, Austria, Belgium, France, Germany, The Netherlands, Switzerland and the United Kingdom.

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

      The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ operations is included in other income. Investments in entities where we hold less than a 20% ownership interest or where

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

      These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2003 and September 30, 2004. These statements also show our condensed consolidated statements of income for the three and nine months ended September 30, 2003 and 2004 and cash flows for the nine months ended September 30, 2003 and 2004. These statements include all normal recurring adjustments that we believe are necessary to fairly present our financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2004. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

      Certain prior period balances have been reclassified to conform to the current period presentation.

Cumulative Effect of Change in Accounting Principle

      In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” we have included our San Jose headquarters lease arrangement in our consolidated financial statements effective July 1, 2003. Our income statement for the three and nine months ended September 30, 2003, reflects the reclassification of lease payments on our San Jose headquarters from operating expense to interest expense, beginning with our adoption of FIN 46 on July 1, 2003, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, per quarter for periods after June 30, 2003. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, have not restated prior periods. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income during the third quarter and first nine months of 2003.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      Consistent with predominant industry practice, we account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies that choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock — Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of stock option grants and stock purchased under our employee stock purchase plan as an expense under FASB Statement No. 148 would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net income, as reported	$103,250	$182,349	$299,309	$572,844
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	961	309	4,732	1,177
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(44,351)	(79,328)	(139,340)	(118,949)

Pro forma net income	$59,860	$103,330	$164,701	$455,072

Earnings per share:
Basic — Reported	$0.16	$0.28	$0.47	$0.87
Pro forma	$0.09	$0.16	$0.26	$0.69
Diluted — Reported	$0.16	$0.27	$0.46	$0.84
Pro forma	$0.09	$0.15	$0.25	$0.67

      The weighted average fair value of options granted in the three months ended September 30, 2003 and 2004, was $22.04 and $23.12, respectively. The weighted average fair value of options granted in the nine months ended September 30, 2003 and 2004, was $19.48 and $23.90, respectively.

      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three
	Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2004	2003	2004

Risk-free interest rates	2.2%	2.9%	2.0%	2.4%
Expected lives (in years)	3.0	3.0	3.0	3.0
Dividend yield	0%	0%	0%	0%
Expected volatility	58%	39%	64%	50%

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Recent Accounting Pronouncements

Share-Based Payments

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In its current form, the proposed statement would require companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the proposed statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the proposed standard that would result in differing accounting treatment than currently required, should the proposed standard be implemented in its current form. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. The recommended effective date of the proposed standard for public companies is currently for fiscal periods beginning after June 15, 2005.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Numerator:
Income before cumulative effect of accounting change	$108,663	$182,349	$304,722	$572,844
Cumulative effect of accounting, net of tax	(5,413)	—	(5,413)	—

Net income	$103,250	$182,349	$299,309	$572,844

Denominator:
Weighted average common shares	642,776	661,615	635,564	657,265
Weighted average unvested restricted common stock subject to repurchase	(47)	(43)	(80)	(37)

Denominator for basic calculation	642,729	661,572	635,484	657,228
Weighted average effect of dilutive securities:
Weighted average unvested restricted common stock subject to repurchase	47	43	80	37
Employee stock options	19,455	23,362	17,761	23,150

Denominator for diluted calculation	662,231	684,977	653,325	680,415

Net income per share:
Income before cumulative effect of accounting change	$0.17	$0.28	$0.48	$0.87
Cumulative effect of accounting change	(0.01)	—	(0.01)	—

Net income per basic share	$0.16	$0.28	$0.47	$0.87

Net income per diluted share:
Income before cumulative effect of accounting change	$0.17	$0.27	$0.47	$0.84
Cumulative effect of accounting change	(0.01)	—	(0.01)	—

Net income per diluted share	$0.16	$0.27	$0.46	$0.84

      Potentially dilutive shares that are anti-dilutive, as calculated based on the weighted average closing price of our common stock for the period, are excluded from the calculation of diluted net income per share. For the three months ended September 30, 2003 and 2004, the potentially dilutive shares amounted to approximately 2.5 million and 1.6 million shares, respectively. For the nine months ended September 30, 2003 and 2004, the potentially dilutive shares amounted to approximately 3.1 million and 1.2 million shares, respectively.

Note 3 —	Business Combinations, Goodwill and Intangible Assets

Internet Auction Co., Ltd.

      On December 17, 2003, we increased our majority interest of Internet Auction Co., Ltd., (“IAC” or “Internet Auction”), from approximately 51% to approximately 62%. Internet Auction introduced online trading in South Korea when it launched in April 1998. Shares of Internet Auction are listed on the KOSDAQ. Prior to the fourth quarter of 2003, we consolidated our original investment in IAC’s common shares and recorded the minority investor’s percentage share of income or losses in the non-operating section of our consolidated income statement.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 3, 2004 and September 6, 2004, we purchased additional shares resulting in an aggregate increase of our ownership interest to approximately 97%. We purchased approximately 4.5 million shares for KRW125,000 per share for a total cash amount of approximately KRW557 billion, or approximately $483 million. The total purchase price of approximately $485 million includes approximately $2 million in estimated acquisition-related costs. (See “Note 10 — Subsequent Events” of these condensed consolidated financial statements for details of additional IAC shares purchased on October 5, 2004). Through these purchases, we have continued to expand our presence in Korea, one of the largest online markets in Asia. This is consistent with our strategy of establishing and expanding our global online marketplace in countries that represent the majority of the world’s e-commerce revenue.

      We accounted for these purchases of additional common shares, using the purchase method of accounting, and accordingly, the purchase price was allocated to the percentage of the acquired intangible assets and a reduction in the minority interest liability, in each case, on the basis of their estimated fair values on the respective purchase dates, with the remainder representing goodwill. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods.

      The preliminary allocation of the purchase price is summarized below (in thousands):

User base	$43,027
Trade name	11,323
Developed technology	1,289
Minority interest	41,068
Deferred tax liabilities	(16,526)
Goodwill	404,667

Total purchase price	$484,848

      The estimated useful economic lives of the identifiable intangible assets acquired in the increase in ownership of IAC are eight years for the user base, five years for the trade name, and two years for the developed technology. The identifiable intangible assets are being amortized using the straight-line method over their useful economic lives.

Acquisition of Baazee.com

      On August 2, 2004, we acquired a 100% interest in Baazee.com for a cash purchase price of approximately $50 million. Baazee.com is an online marketplace in India. Through this acquisition, we have established eBay in India and will open our global online marketplace to Baazee.com’s strong and growing community. The total purchase price recorded was approximately $50 million, including $1 million in estimated acquisition-related expenses. We accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The preliminary allocation of the purchase price is summarized below (in thousands):

Net current assets	$1,202
Other non-current assets	1,265
Property and equipment	280
Noncompete agreement	1,500
User base	600
Trade name	150
Developed technology	100
Deferred tax liabilities	(905)
Goodwill	46,125

Total purchase price	$50,317

      The estimated useful economic lives of the identifiable intangible assets acquired in the Baazee.com acquisition are three years for the noncompete agreement, three years for the user base, one year for the trade name, and one year for the developed technology. The identifiable intangible assets are being amortized using the straight-line method over their useful economic lives.

      The results of operations for Baazee.com for periods prior to our acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Acquisition of mobile.de

      On April 1, 2004, we acquired a 100% interest in mobile.de for a cash purchase price of approximately 121 million Euros. mobile.de is a classified advertising website for vehicles in Germany. The total purchase price recorded was approximately $152 million, including approximately $3 million in estimated acquisition-related expenses. We accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods.

      The preliminary allocation of the purchase price is summarized below (in thousands):

Net current assets	$9,115
Property and equipment	1,827
Other non-current assets	241
User base	20,400
Developed technology	5,500
Trade name	4,600
Deferred tax liabilities	(13,115)
Goodwill	123,885

Total purchase price	$152,453

      The estimated useful economic lives of the identifiable intangible assets acquired in the mobile.de acquisition are eight years for the user base, two years for the developed technology and two years for the trade name. The identifiable intangible assets are being amortized using the straight-line method over their useful economic lives.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the three months ended September 30, 2004, we recorded additional acquisition-related liabilities totaling approximately $3.1 million, primarily in relation to a provision to terminate a lease for redundant facilities.

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

      The components of the acquisition-related liabilities are as follows (in thousands):

	Balance at				Balance at
	December 31,	Cash	Non-Cash		September 30,
	2003	Payments	Amount Used	Adjustments	2004

Excess facilities and fixed assets	$32,952	$(4,104)	$(2,998)	$(452)	$25,398
Other liabilities and contingencies	3,949	—	—	—	3,949

Total liability	$36,901	$(4,104)	$(2,998)	$(452)	$29,347

      Excess facilities and fixed asset liabilities consist primarily of accruals for PayPal’s remaining lease obligations, net of estimated sublease income, and the write-off of certain leasehold improvements and other property and equipment at redundant facilities that we exited in February 2004. A substantial portion of the excess facilities and fixed asset liabilities recorded as of September 30, 2004, are expected to settle in cash during future periods. The non-cash amount used for the nine months ended September 30, 2004, primarily represents the utilization of accruals related to certain leasehold improvements and other property and equipment at redundant facilities. The adjustments for the nine months ended September 30, 2004, are due primarily to the final determination of the required write-off of certain leasehold improvements and other property and equipment at redundant facilities.

      As of September 30, 2004, other liabilities and contingencies consist primarily of accruals for contract termination costs, which are based on estimated costs associated with the acquisition-related terminations of certain PayPal employees.

Goodwill

      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill	Goodwill		September 30,
	2003	Acquired	Disposals	Adjustments	2004

Segments:
U.S.	$121,039	$27,360	$—	$304	$148,703
International	524,914	574,527	—	3,243	1,102,684
Payments	1,073,358	—	—	(962)	1,072,396

	$1,719,311	$601,887	$—	$2,585	$2,323,783

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The increase in goodwill acquired during the nine months ended September 30, 2004 resulted from our acquisition of the outstanding shares of mobile.de and Baazee.com, our acquisition of an additional ownership interest in Internet Auction, as well as our acquisition of an equity investment, as noted in “Note 5 — Investments” of these condensed consolidated financial statements. Adjustments to goodwill during the nine months ended September 30, 2004 resulted primarily from additional accruals recorded in relation to the provision to terminate a lease for redundant facilities and foreign currency translation adjustments relating to goodwill associated with our current and prior period acquisitions.

      Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of September 30, 2004, the goodwill related to our equity investment totaled approximately $27.4 million.

Intangible Assets

      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2003			September 30, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Customer lists and user base	$223,158	$(42,093)	$181,065	$287,897	$(68,429)	$219,468
Trademarks and trade names	75,269	(13,992)	61,277	96,083	(24,504)	$71,579
Developed technologies	30,396	(16,147)	14,249	37,746	(24,641)	$13,105
All other	19,605	(2,139)	17,466	33,196	(5,809)	$27,387

	$348,428	$(74,371)	$274,057	$454,922	$(123,383)	$331,539

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. Identifiable intangible assets are amortized using the straight-line method over weighted average periods of seven years for customer lists and user base, six years for trademarks and trade names, three years for developed technologies and four years for all other intangibles. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the nine months ended September 30, 2004 resulted primarily from certain intangible assets acquired as part of our acquisition of the outstanding shares of mobile.de and Baazee.com, an additional ownership interest in Internet Auction, as well as our acquisition of an equity investment, as noted in “Note 5 — Investments” of these condensed consolidated financial statements. As of September 30, 2004, the net carrying amount of intangible assets related to our equity investment totaled approximately $5.2 million. Aggregate amortization expense for intangible assets totaled $15.7 million and $17.5 million for the three months ended September 30, 2003 and 2004, respectively. Aggregate amortization expense for intangible assets totaled $39.5 million and $48.8 million for the nine months ended September 30, 2003 and 2004, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2004, expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2004 (remaining three months)	$17,300
2005	66,149
2006	54,010
2007	49,429
2008	47,396
2009	33,762
Thereafter	63,493

$331,539

Note 4 —	Segment Information

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the financial performance and total assets of our reporting segments (in thousands):

	Three Months Ended September 30,

	2003				2004

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$266,088	$156,475	$108,379	$530,942	$347,343	$286,516	$172,017	$805,876
Direct costs	95,229	63,668	59,106	218,003	112,576	112,151	91,478	316,205

Direct contribution	170,859	92,807	49,273	312,939	234,767	174,365	80,539	489,671

Operating expenses and indirect costs of net revenues				157,067				235,758

Income from operations				155,872				253,913
Interest and other income, net				7,806				13,163
Interest expense				(2,267)				(2,236)
Impairment of certain equity investments				—				—

Income before cumulative effect of accounting change, taxes and minority interests				$161,411				$264,840

	Nine Months Ended September 30,

	2003				2004

	U.S.	International	Payments	Consolidated	U.S.	International	Payments	Consolidated

Net revenues from external customers	$759,716	$451,879	$305,108	$1,516,703	$1,020,394	$823,450	$491,683	$2,335,527
Direct costs	282,630	175,094	171,438	629,162	333,433	313,634	260,424	907,491

Direct contribution	477,086	276,785	133,670	887,541	686,961	509,816	231,259	1,428,036

Operating expenses and indirect costs of net revenues				461,442				653,517

Income from operations				426,099				774,519
Interest and other income, net				26,419				59,105
Interest expense				(2,335)				(6,614)
Impairment of certain equity investments				(230)				—

Income before cumulative effect of accounting change, taxes and minority interests				$449,953				$827,010

	December 31,	September 30,
	2003	2004

Total assets:
U.S.	$2,768,995	$3,431,063
International	1,280,440	1,841,622
Payments	1,770,699	1,968,916

	$5,820,134	$7,241,601

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the allocation of net revenues and long-lived assets based on geography (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

United States net revenues	$351,187	$467,545	$1,001,679	$1,372,471
International net revenues	179,755	338,331	515,024	963,056

Net revenues	$530,942	$805,876	$1,516,703	$2,335,527

	December 31,	September 30,
	2003	2004

United States long-lived assets	$1,997,140	$2,038,987
International long-lived assets	598,013	1,265,801

Total long-lived assets	$2,595,153	$3,304,788

      Net revenues in the table above are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located. Long-lived assets in the table above are allocated between U.S. and International geographies based upon the country in which the long-lived asset is located or owned.

Note 5 —	Investments

      At December 31, 2003 and September 30, 2004, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2003

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term:
Restricted cash and investments	$14,859	$—	$—	$14,859
Municipal bonds and notes	8,065	—	—	8,065
Corporate debt securities	223,400	2	(43)	223,359
Government and agency securities	60,419	259	—	60,678
Time deposits and other	48,474	—	—	48,474

Total	$355,217	$261	$(43)	$355,435

Long-term:
Restricted cash and investments	$127,544	$328	$(440)	$127,432
Corporate debt securities	458,997	365	(491)	458,871
Government and agency securities	462,879	236	(2,067)	461,048
Equity instruments	14,252	—	—	14,252

Total	$1,063,672	$929	$(2,998)	$1,061,603

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$142,402	$—	$(478)	$141,924
Corporate debt securities	447,126	7	(1,822)	445,311
Government and agency securities	163,818	—	(365)	163,453
Time deposits and other	32,946	—	—	32,946

Total	786,292	7	(2,665)	783,634

Long-term investments:
Restricted cash and investments	$1,261	$19	$—	$1,280
Corporate debt securities	626,858	80	(1,537)	625,401
Government and agency securities	311,787	29	(2,846)	308,970
Equity instruments and equity method investments	46,724	—	—	46,724

Total	$986,630	$128	$(4,383)	$982,375

      The following table summarizes the fair value and gross unrealized losses of our short and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004 (in thousands):

	Less than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Restricted cash and investments	$5,242	$(57)	$63,011	$(421)	$68,253	$(478)
Corporate debt securities	785,373	(2,938)	57,681	(421)	843,054	(3,359)
Government and agency securities	186,064	(623)	275,958	(2,588)	462,022	(3,211)

Total	$976,679	$(3,618)	$396,650	$(3,430)	$1,373,329	$(7,048)

      Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields in the marketplace increase, those securities purchased with lower yields at the time of purchase will show a marked-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The average duration of the losses on these securities has been approximately nine months.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of short and long-term investments classified by date of contractual maturity at September 30, 2004, are as follows (in thousands):

September 30,
2004

One year or less	$641,710
One year through two years	724,884
Two years through three years	209,487
Restricted cash and investments expiring in less than one year	141,924
Restricted cash and investments expiring in one year through three years	1,280
Equity instruments and equity method investments	46,724

$1,766,009

      We did not record an impairment charge during either of the three months ended September 30, 2003 and 2004. During the nine months ended September 30, 2003, we recorded impairment charges totaling approximately $230,000 as a result of the deterioration of the financial condition of certain of our private equity investees. These impairment losses are identified as part of our ongoing process of assessing the quality of our investment portfolio and reflect declines in fair value and other market conditions that we believe are other-than-temporary. We did not record an impairment charge during the nine months ended September 30, 2004.

Equity investment

      On August 13, 2004, we acquired a minority ownership interest in 1010 Cole Street, Inc., (“craigslist”), of approximately 25%. craigslist is an online community featuring classifieds and forums.

      We account for the investment in craigslist using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill (see “Note 3 — Business Combinations, Goodwill and Intangible Assets” of these condensed consolidated financial statements), is classified on our balance sheet as a long-term investment. In periods subsequent to the acquisition, our consolidated financial results will include approximately 25% of the net income or loss of craigslist together with amortization expense relating to acquired intangible assets.

Note 6 —	Derivative Instruments

      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our San Jose headquarters office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments of approximately 7% of the notional amount, which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95.0 million of the total $126.4 million notional amount of our San Jose headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. The fair value of the interest rate swaps as of September 30, 2004, was an unrealized loss of $1.4 million, net of tax benefit, and is recorded in accumulated other comprehensive income on the balance sheet.

      As of September 30, 2004, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $302.6 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. From time to time, we enter into foreign exchange forward contracts to minimize the short-term foreign currency fluctuation on such assets and liabilities. The aggregate notional amount of these forward contracts entered into in the third quarter of 2004 was 13.1 million Euros and 13.4 million British Pounds. The notional amount of the forward contracts entered into in the first nine months of 2004 was 67.0 million Euros and 13.4 million British Pounds. The losses on the forward contracts for the third quarter of 2004 totaled approximately $173,000, while the gains for the first nine months of 2004 totaled approximately $1.4 million, which were recorded in interest and other income, net, in the third quarter and first nine months of 2004, respectively. We did not enter into any foreign currency option hedges during the three and nine months ended September 30, 2004. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the nine months ended September 30, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the third quarter and first nine months of 2004, we released from accumulated other comprehensive income to our consolidated results of operations losses totaling $239,000 and gains totaling $269,000, respectively, as forward contracts with a notional value of 38.8 million and 85.1 million Euros, respectively, of the hedged forecasted inter-company transactions were recognized by the parent company. During the third quarter of 2004 we recorded an unrealized loss in interest and other income, net, related to forward contracts that do not receive hedge accounting treatment totaling approximately $128,000. The notional amount of the forward contracts entered into in the third quarter and first nine months of 2004 was 6.5 million and 131.8 million Euros, respectively. The outstanding forward contracts at September 30, 2004 had a notional value of 40.2 million Euros (approximately $49.9 million at September 30, 2004). The unrealized loss on these outstanding forward contracts totaled approximately $1.4 million and was recorded as a component of other comprehensive income at September 30, 2004.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Balance Sheet Components

Property and Equipment, net

	December 31,	September 30,
	2003	2004

	(In thousands)
Computer equipment and software	$462,971	$634,298
Land and buildings, including building improvements	293,238	278,772
Aviation equipment	30,473	30,398
Leasehold improvements	49,645	76,513
Furniture and fixtures	35,026	39,346
Vehicles and other	80	213

	$871,433	$1,059,540
Accumulated depreciation	(269,648)	(377,518)

	$601,785	$682,022

      During the three and nine months ended September 30, 2004, we capitalized $11.0 million and $32.2 million of software development costs, respectively, the majority of which relates to major site and other product development efforts. Total depreciation expense on our property and equipment was $27.8 million and $48.1 million for the three months ended September 30, 2003 and 2004, respectively. Total depreciation expense for the nine months ended September 30, 2003 and 2004 was $74.4 million and $132.1 million, respectively.

Leases

      As of September 30, 2004, we had $126.4 million included within current restricted cash and investments relating to our San Jose headquarters lease facilities. In February 2004, we elected not to exercise our right to extend the lease period and therefore the lease on these facilities will end on March 1, 2005, at which time we will purchase the facilities. Accordingly, we have reclassified the restricted cash and the liability relating to this lease as short-term in nature.

      During the three months ended September 30, 2004, we recorded gains of approximately $3.6 million resulting from certain sublease amendments, made during the three months ended March 31, 2004, within interest and other income, net in our consolidated statement of income. During the nine months ended September 30, 2004, we recorded gains of approximately $22.0 million resulting from these sublease amendments and from certain contract terminations within interest and other income, net in our consolidated statement of income.

Other Current Assets

	December 31,	September 30,
	2003	2004

	(In thousands)
Customer accounts	$29,990	$152,244
Other current assets	73,180	94,208

	$103,170	$246,452

      In February 2004, PayPal obtained a license to operate as an Electronic Money Institution, or ELMI, from the United Kingdom’s Financial Services Authority. As a result of regulatory requirements associated

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with this ELMI license, PayPal transferred the accounts and funds of its European Union users from its U.S. parent to its U.K. subsidiary. Customer funds in the U.S. are held in deposit accounts insured by the Federal Deposit Insurance Corporation, or FDIC, and are held by PayPal as an agent for the benefit of its customers. These funds are not reflected on our balance sheet. ELMI regulations require that customer balances in the U.K. subsidiary be represented as claims on the subsidiary and invested only in specified types of liquid assets. These customer balances are therefore included on our balance sheet as current assets with an offsetting liability. At September 30, 2004, the amount recorded within customer funds on our consolidated balance sheet related to the funds in the U.K. subsidiary, was $111.8 million.

Note 8 —	Contingencies

Litigation and Other Legal Matters

      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court. In March 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court issued its written decision in that case in September 2004. Although it is not clear what effect the reasoning of the German Federal Supreme Court’s ricardo.de decision would have if applied to eBay, we believe the Court’s decision will not require any significant change in our business practices.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees. Oral arguments for the appeals were heard on October 5, 2004. In addition, the U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our appeal of and defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them not infringe the two patents that we were found to have infringed. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees or modify our business practices in an adverse manner.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference for the case has been set for November 16, 2004. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. On June 14, 2004, the parties announced that they had reached a proposed settlement. Under the terms of the proposed settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund in accordance with the settlement’s plan of allocation. The settlement fund, which will be funded by PayPal, will total $9.25 million, less administrative costs and any amount awarded to plaintiffs’ counsel by the court. This amount was fully accrued in our consolidated income statement for the year ended December 31, 2003. In the proposed settlement, PayPal does not acknowledge that any of the allegations in the case are true. The proposed settlement has been preliminarily approved by the federal court but remains subject to final court approval. On October 13, 2004, the federal court gave conditional final approval to the settlement, subject to modification of the wording of the release of claims by the class members. PayPal expects this modification to be completed without any material impact. If the modification is completed and the proposed settlement is approved by the federal court, all claims of the class in both the federal and state actions will be dismissed. Any person that timely filed an objection to the settlement would have the right to appeal the court’s order granting final approval.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnification Provisions

      During the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 9 —	Employee Benefit Plans

Employee Stock Purchase Plan

      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. No shares were purchased during the three months ended September 30, 2003 or 2004. During the nine months ended September 30, 2004, employees purchased approximately 303,000 shares at an average price of $36.96 per share. During the same period in 2003, employees purchased 262,338 shares at an average price of $23.99 per share. At September 30, 2004, approximately 3.3 million shares were reserved for future issuance. On each January 1, the aggregate number of shares reserved for issuance under the employee stock purchase plan will be increased automatically by the number of shares purchased under the plan in the preceding calendar year.

Stock Unit Plan

      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property). These deferred stock units vest 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of September 30, 2004, 7,793 units had been awarded under this plan.

Stock Option Plans

      We have stock option plans for directors, officers and employees. These stock options generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. At September 30, 2004, stock options for 58.1 million shares were available for future grant.

      The following table summarizes activity under our stock option plans for the three and nine months ended September 30, 2003 and 2004 (shares in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2004		2003		2004

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	71,755	$30.71	72,687	$42.30	74,355	$26.86	69,205	$33.87
Granted	6,282	54.44	3,225	85.00	25,045	44.46	19,372	73.02
Exercised	(3,864)	25.19	(2,159)	34.32	(21,790)	25.48	(13,305)	31.44
Cancelled	(1,196)	31.31	(808)	48.88	(4,633)	31.36	(2,327)	44.84

Outstanding at end of period	72,977	33.03	72,945	44.34	72,977	33.03	72,945	44.34

Options exercisable at end of period	21,218	$27.59	25,732	$32.26	21,218	$27.59	25,732	$32.26

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at September 30, 2004 (shares in thousands):

				Options Exercisable at
	Options Outstanding at September 30, 2004			September 30, 2004

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.16 — $20.04	7,494	5.8 years	$14.83	5,678	$13.38
$20.81 — $28.15	7,475	7.4	26.66	3,297	25.82
$28.16 — $30.22	8,014	7.4	29.11	3,730	29.12
$30.27 — $37.60	8,555	7.0	33.27	4,623	33.22
$37.62 — $38.78	8,928	8.2	38.71	2,908	38.59
$38.78 — $54.74	7,952	8.0	46.54	3,051	45.85
$54.75 — $66.93	6,600	9.0	56.71	1,044	55.30
$67.76 — $69.23	12,502	9.4	69.19	1,394	69.23
$69.26 — $91.66	5,296	9.8	82.96	7	70.10
$93.10 — $93.10	129	10.0	93.10	—	—

	72,945	8.0	$44.34	25,732	$32.26

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	25,732	$32.26	47,084	$50.82	72,816	$44.26
Out-of-the-money	—	—	129	93.10	129	93.10

Total options outstanding	25,732	$32.26	47,213	$50.93	72,945	$44.34

      In-the-money options are options with an exercise price lower than the $91.94 closing price of our common stock on September 30, 2004. Out-of-the-money options are options with an exercise price greater than the $91.94 closing price of our common stock on September 30, 2004.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which include our chief executive officer and the other four most highly compensated officers during the year (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Total outstanding shares of common stock (at period end)	644,598	662,901	644,598	662,901

As a percentage of total outstanding shares of common stock:
Grants during the period	1%	0%	4%	3%
Total outstanding “in-the-money” grants	10%	11%	10%	11%
Total outstanding grants	11%	11%	11%	11%
Grants to named officers during the period	0%	0%	0%	0%
Total outstanding grants to named officers	1%	1%	1%	1%
Total stock option grants during the period	6,282	3,225	25,045	19,372

Grants to named officers during the period as a percent of total grants during the period	0%	0%	10%	8%
Total outstanding stock option grants (at period end)	72,977	72,945	72,977	72,945

Total outstanding grants to named officers as a percent of total stock option grants outstanding	11%	11%	11%	11%

Note 10 —	Subsequent Events

Internet Auction Co., Ltd.

      On October 5, 2004, we closed our tender offer to purchase additional shares of IAC. We purchased approximately 344,000 shares, increasing our ownership interest from approximately 97% prior to this purchase to approximately 99.7%. Based on the October 6, 2004 exchange rate, the cash consideration for these additional shares was approximately $37.4 million.

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

      You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

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

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics

      Members of our senior management team regularly review key operating metrics such as new users, active users, listings and gross merchandise volume (which is a measure of the total value of all successfully closed listings on our global marketplace) as well as new user accounts, total payment volume and merchant services transactions processed by our wholly-owned PayPal subsidiary. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less net purchases of property and equipment. These operating and financial measures allow us to monitor the health and vibrancy of our marketplace and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Our expectations for growth

      We expect that our growth in net revenues during the last quarter of 2004 will result primarily from increased net transaction revenues across our U.S., International, and Payments segments, with a higher sequential growth rate in our historically strong fourth quarter than was reported in the third quarter. The expected future growth in our Payments segment net revenues will continue to cause downward pressure on our gross margin and operating profit margin as a result of our Payments segment’s lower gross margins. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion, customer support, site operations, product development, marketing and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business as well as to build the infrastructure necessary to support long-term growth. In addition, to the extent that the U.S. dollar strengthens or weakens against foreign currencies, and, in particular, the Euro and the British Pound, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively or positively impact our consolidated net revenues, operating expenses and net income.

      The detailed discussion of our consolidated financial condition and consolidated results of operations contained herein is intended to provide information to assist investors, analysts and other parties reading this report in understanding the key operating and financial measures summarized above as well as the changes in our consolidated results of operations from period to period and the primary factors that accounted for those changes.

Seasonality

      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2002
Net revenues	$245,106	$266,287	$288,779	$413,928*
Current quarter vs prior quarter	12%	9%	8%	43%
2003
Net revenues	$476,492	$509,269	$530,942	$648,393
Current quarter vs prior quarter	15%	7%	4%	22%
2004
Net revenues	$756,239	$773,412	$805,876	N/A
Current quarter vs prior quarter	17%	2%	4%

*	Includes revenue from PayPal subsequent to our acquisition on October 3, 2002.

      As our business matures, transaction activity patterns on our websites increasingly mirror general consumer buying patterns, both online and offline. In the third quarter of 2004 we experienced anticipated seasonal patterns that have become, and we believe will continue to become, amplified. This gradual development has translated into, and we believe will continue to translate into, periods of increasingly stronger sequential growth for us in the first and fourth quarters of the year, followed by periods of weaker or no sequential growth in the second and third quarters of the year.

Results of Operations

      The following table sets forth, for the periods presented, certain data from our condensed consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

	Three Months Ended

	September 30,	December 31,	March 31,	June 30,	September 30,
	2003	2003	2004	2004	2004

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	20.6	17.8	17.8	18.9	19.5

Gross profit	79.4	82.2	82.2	81.1	80.5

Operating expenses:
Sales and marketing	25.7	26.6	25.5	24.5	25.7
Product development	7.5	7.2	7.0	7.8	7.9
General and administrative	14.0	14.8	12.0	13.3	13.1
Payroll tax on employee stock options	0.3	0.2	0.7	0.7	0.2
Amortization of acquired intangible assets	2.6	2.0	1.8	2.0	2.0

Total operating expenses	50.0	50.8	47.0	48.3	49.0

Income from operations	29.4	31.3	35.3	32.8	31.5
Interest and other income, net	1.5	1.8	3.1	2.9	1.6
Interest expense	(0.4)	(0.3)	(0.3)	(0.3)	(0.3)
Impairment of certain equity investments	—	(0.2)	—	—	—

Income before cumulative effect of accounting change, income taxes and minority interests	30.4	32.6	38.1	35.4	32.9
Provision for income taxes	(9.6)	(10.3)	(11.3)	(10.5)	(10.0)
Minority interests	(0.3)	(0.3)	(0.3)	(0.3)	(0.2)

Income before cumulative effect of accounting change	20.5	22.0	26.5	24.6	22.6
Cumulative effect of accounting change, net of tax	(1.0)	—	—	—	—

Net income	19.4%	22.0%	26.5%	24.6%	22.6%

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers on our eBay platform and fees from payment processing services. Our net revenues have continued to grow year over year, primarily as a result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, user gross merchandise volume on our eBay platform and payment transactions processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online trading experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded trust and safety programs.

      We have continued to invest in international expansion, customer support, site operations, corporate infrastructure, product development and marketing. The cost of these investments has been offset, partially, by operational and cost efficiencies.

Net Revenues Summary

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Net Revenues by Segment:
U.S.	$266,088	31%	$347,343	$759,716	34%	$1,020,394
International	156,475	83%	286,516	451,879	82%	823,450
Payments	108,379	59%	172,017	305,108	61%	491,683

Total net revenues	$530,942	52%	$805,876	$1,516,703	54%	$2,335,527

Net Revenues by Type:
Net transaction revenues
U.S.	$256,076	29%	$330,643	$733,337	33%	$975,979
International	154,715	82%	282,294	447,374	82%	813,124
Payments	106,350	56%	166,282	298,892	61%	480,610

Total net transaction revenues	517,141	51%	779,219	1,479,603	53%	2,269,713
Advertising and other non-transaction net revenues	13,801	93%	26,657	37,100	77%	65,814

Total net revenues	$530,942	52%	$805,876	$1,516,703	54%	$2,335,527

Net Revenues by Geography:
U.S.	$351,187	33%	$467,545	$1,001,679	37%	$1,372,471
International	179,755	88%	338,331	515,024	87%	963,056

Total net revenues	$530,942	52%	$805,876	$1,516,703	54%	$2,335,527

      Net revenues are allocated between U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located.

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In millions, except percentages)
Supplemental Operating Data:
U.S. and International Segments(1):
Confirmed registered users(2)	85.5	46%	125.0	85.5	46%	125.0
Active users(3)	37.4	38%	51.7	37.4	38%	51.7
Number of listings(4)	234.6	48%	348.0	679.3	48%	1,008.0
Gross merchandise volume(5)	$5,775	44%	$8,307	$16,727	46%	$24,358
Payments Segment:
Total accounts(6)	35.2	61%	56.7	35.2	61%	56.7
Active accounts(7)	11.2	55%	17.4	11.2	55%	17.4
Total number of payments(8)	57.4	45%	83.4	161.6	49%	240.3
Total payment volume(9)	$3,044	52%	$4,637	$8,515	56%	$13,308

(1)	Our classified vehicle advertising platform in Germany, mobile.de, is not included in these metrics.

(2)	Cumulative total of all users who have completed their registration process on one of eBay’s trading platforms.

(3)	All users, excluding Baazee.com, EachNet, Half.com, Internet Auction and mobile.de users, who bid on, bought, listed, or sold an item within the previous 12-month period.

(4)	All listings on eBay’s trading platforms, including new eBay Stores listings, during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed listings between users on eBay’s trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all personal, premier, or business accounts opened, excluding accounts that have been closed or locked.

(7)	All accounts that sent or received at least one payment through the PayPal system during the period.

(8)	Total number of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.

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

U.S. and International Segments Net Transaction Revenues

      Total net transaction revenues from the U.S. and International segments in aggregate increased 49% during the third quarter of 2004, compared to the same period in the prior year and 52% during the first nine months of 2004, compared to the same period in the prior year. The growth in both U.S. and International segment net transaction revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, listings and gross merchandise volume. Gross merchandise volume from the U.S. and International segments increased 44% and 46% during the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year. U.S. and International segment net transaction revenues as a percentage of user gross merchandise volume was 7.4% and 7.3% during the third quarter and first nine months of 2004, respectively, compared to 7.1% during the same periods in the prior year, reflecting the impact of our fee increases. In addition, our users experienced gross merchandise volume growth across all major categories with motors, clothing & accessories, books, movies & music, consumer electronics, home & garden, and sports making the most significant year-over-year impact for both the third quarter and first nine months of 2004.

U.S. Segment

      U.S. segment net transaction revenues increased 29% during the third quarter of 2004, compared to the same period in the prior year, and 33% during the first nine months of 2004, compared to the same period in the prior year. Gross merchandise volume from the U.S. segment increased 24% and 28% during the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year. Our U.S. operations have, as expected, experienced seasonality during the third quarter of 2004.

      We expect our U.S. segment net transaction revenues to increase in total in the fourth quarter of 2004 as compared to each of the first three quarters of 2004.

International Segment

      International segment net transaction revenues increased 82% during the third quarter and first nine months of 2004, compared to the same periods in the prior year, respectively. International segment net transaction revenues as a percentage of total transaction net revenues was 36% during the third quarter and first nine months of 2004 compared to 30% in the same periods in the prior year. The growth in our International segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues was primarily the result of a strong performance in Germany, the United Kingdom, and South Korea. The relative strength of foreign currencies, primarily the Euro, against the U.S. dollar, resulted in increased net revenues of approximately $21.5 million and $91.8 million during the third quarter and first nine months of 2004, respectively, when compared to the results if the weighted-average foreign currency exchange rates used in the preparation of our consolidated financial statements in the same periods in the prior year were used.

      Changes in foreign currency rates will impact our operating results, and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted.

      We expect our International segment net transaction revenues to increase in total in the fourth quarter of 2004 as compared to each of the first three quarters of 2004.

Payments Segment Net Transaction Revenues

      Payments segment net transaction revenues increased 56% and 61% during the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 21% during the third quarter and first nine months of 2004, respectively, compared to 21% and 20%, respectively, in the same periods in the prior year. The growth in our Payments segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues is primarily the result of increases in transaction volume.

      Our Payments segment net transaction revenues as a percentage of total payment volume was 3.6% during the third quarter and first nine months of 2004, respectively, compared to 3.5% during the same periods in the prior year. The growth in Payments net transaction revenues was positively affected by PayPal’s continued penetration of eBay transactions in all countries, particularly in the United Kingdom. Further, Payments net transaction revenues have grown in connection with the increase in U.S. and International segment gross merchandise volume during the third quarter and first nine months of 2004. The relative strength of foreign currencies, primarily the Euro, against the U.S. dollar and the British Pound, resulted in increased net revenues of approximately $844,000 and $3.6 million during the third quarter and first nine months of 2004, respectively, when compared to the results if the weighted-average foreign currency exchange rates used in the preparation of our consolidated financial statements in the same periods in the prior year were used.

      Net transaction revenues from the Payments segment earned internationally totaled $51.8 million and $139.6 million during the third quarter and first nine months of 2004, respectively, representing 31% and 29% of total Payments segment net transaction revenue. This can be compared to net transaction revenues from the Payments segment earned internationally of $23.3 million and $63.1 million during the third quarter and first nine months of 2003, respectively, representing 21% of total Payments segment net transaction revenue for both the third quarter and first nine months of 2003.

      We expect the Payments segment net transaction revenues to increase in total during the fourth quarter of 2004 as compared to each of the first three quarters of 2004. In addition, we expect the impact of foreign currency translation to be potentially more significant as we increase the international operations of our Payments segment.

Advertising and Other Net Revenues

      Advertising and other net revenues increased during the third quarter and first nine months of 2004 as compared to the same periods in 2003. Advertising and other net revenues represented 3% of total net revenues during the third quarter and first nine months of 2004, compared to 3% and 2%, respectively, during the same periods in the prior year. Barter net revenues included in third-party advertising net revenues during the third quarter and first nine months of 2004 totaled $4.5 million and $9.6 million, respectively. We continue to view our business as primarily transaction driven and we expect advertising and other net revenues to remain relatively stable as a percentage of total net revenues during the fourth quarter of 2004.

Cost of Net Revenues

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Cost of net revenues	$109,353	44%	$157,121	$300,601	46%	$438,010
As a percentage of net revenues	20.6%		19.5%	19.8%		18.8%

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

      The increase in cost of net revenues during the third quarter and first nine months of 2004, compared to the same periods in the prior year, was primarily due to an increase in the volume of transactions on the eBay and PayPal websites, the impact of PayPal’s higher structural costs, and continued development and expansion of our customer support and site operations infrastructure. Payment processing costs were $75.2 million and $215.3 million during the third quarter and first nine months of 2004, respectively, representing an increase of $19.7 million and $56.4 million, respectively, compared to the same periods in the prior year. This increase reflects the substantial increase in PayPal’s total payment volume. Aggregate customer support and site operations costs increased approximately $28.5 million and $78.9 million during the third quarter and first nine months of 2004, respectively, as compared to the same periods in the prior year. The increase was primarily due to an increase in aggregate depreciation of site equipment and amortization of capitalized software development costs by $10.6 million and $26.9 million in the third quarter and first nine months of 2004, respectively, as compared to the same periods in the prior year. The remainder of the increase was due primarily to an increase in headcount, related employee costs, and increased consultant fees. Costs of net revenues are expected to increase in total and to remain generally comparable as a percentage of net revenues during the fourth quarter of 2004 as compared to the third quarter of 2004.

Operating Expenses

Sales and Marketing

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Sales and marketing	$136,408	52%	$207,155	$394,784	49%	$588,995
As a percentage of net revenues	25.7%		25.7%	26.0%		25.2%

      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.

      Sales and marketing expenses increased in total in the third quarter and first nine months of 2004, as compared to the same periods in the prior year, due to our continued investment in growing our user base and our development of new media campaigns. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increase. Combined advertising and marketing costs increased $42.1 million and $106.7 million during the third quarter and first nine months of 2004, respectively, as compared to the same periods in the prior year. This increase was primarily the result of our marketing programs directed towards our Internet marketing and domestic and international television and radio advertising campaigns as well as several category-focused print campaigns. Employee-related costs increased by approximately $20.6 million and $56.9 million during the third quarter and first nine months of 2004, respectively, as compared to the same periods in the prior year. Sales and marketing expenses are expected to increase in total, and to remain generally comparable as a percentage of net revenues during the fourth quarter of 2004. In addition, our online marketing expenses are expected to increase because of increases in the volume of, and especially rates for, online advertising that we expect to purchase in order to attract new customers and increase user activity on our websites.

Product Development

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Product development	$39,737	60%	$63,403	$112,888	56%	$176,079
As a percentage of net revenues	7.5%		7.9%	7.4%		7.5%

      Product development expenses consist primarily of employee compensation, payments to consultants, facilities costs and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our “V3” platform architecture, global billing, seller tools and payment gateway projects. These capitalized costs totaled $11.4 million in the third quarter of 2003 and $10.7 million in the third quarter of 2004, and are reflected as a cost of net revenues when amortized in future periods. During the first nine months of 2003 and 2004, capitalized costs for major site and other product development efforts totaled $28.4 million and $30.7 million, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      The increase in product development expenses in the third quarter and first nine months of 2004, as compared to the same periods in the prior year, was primarily the result of increased headcount and consultant costs. These increases were partially offset by the amounts capitalized in connection with major site and other product development efforts in the third quarter and first nine months of 2004. The headcount growth was focused on hiring new employees for various platform development initiatives at eBay and PayPal, both domestically and internationally. Consultant and employee-related costs increased by approximately $17.7 million and $45.7 million during the third quarter and first nine months of 2004, respectively, as compared to the same periods in the prior year. The remainder of the increase for both periods was due primarily to increases in facilities costs and depreciation expenses. Product development costs increased as a percentage of net revenues in the third quarter and first nine months of 2004 as compared to the same periods of 2003 due primarily to the continued investment in our platforms. Product development expenses are expected to increase in total and remain generally comparable as a percentage of net revenues during the fourth quarter of 2004 as compared to the third quarter of 2004 as we develop new site features and functionality and continue to improve and expand operations across all our segments.

General and Administrative

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
General and administrative	$74,238	43%	$105,871	$206,714	45%	$299,447
As a percentage of net revenues	14.0%		13.1%	13.6%		12.8%

      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance and professional fees.

      General and administrative expenses increased in total in the third quarter and first nine months of 2004, as compared to the same periods in the prior year, but decreased slightly as a percentage of total net revenues. The dollar increase was due primarily to employee and facilities related costs, depreciation of equipment, fees for external professional advisors and consultants and payment transaction loss expenses resulting from our increased activity. The increases in employee and facilities related costs resulted from continued headcount growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations and the integration of acquired businesses. Consultant and employee-related costs increased by approximately $15.5 million and $40.3 million during the third quarter and first nine months of 2004, as compared to the same periods in the prior year. PayPal’s payment transaction loss expense was $10.3 million and $32.7 million during the third quarter and first nine months of 2004, respectively, as compared to $6.8 million and $24.9 million during the same periods in the prior year. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.22% and 0.25% during the third quarter and first nine months of 2004, respectively, as compared to 0.22% and 0.29% during the same periods in the prior year. We expect to experience a higher transaction loss rate in the fourth quarter of 2004 as compared to each of the first three quarters of 2004 as a result of the buyer protection program, or BPP, as well as seasonal factors, which have historically driven higher activity during the fourth quarter. The loss experience from BPP has been lower than expected, but this may change as we offer BPP in more countries and increase the level of protection offered to buyers in the fourth quarter of 2004. The remaining increase in general and administrative expenses is due to our increased activity and relates primarily to fees for external professional advisors, facilities and legal-related expenses.

      During the first nine months of 2004, we migrated eBay users from our legacy billing system to a newly implemented global billing system. As we managed this migration, we intentionally delayed several billing cycles to facilitate the migration process and to allow additional time for quality assurance reviews. The delay in billing cycles continued into the third quarter of 2004 and resulted in an increase in the average days our customer account balances are outstanding. Although we believe this change in account balance aging is a temporary condition, our historical experience indicates an increased risk of collection for accounts receivable balances aged greater than 60 days. We evaluated our historical experience along with other known facts and circumstances in accordance with our historical accounting policy. Based on this evaluation, our provision for doubtful accounts during the third quarter of 2004 totaled $18.8 million, or 2.3% of net revenues, compared to $12.2 million, or 2.3% of net revenues, during the third quarter of 2003. The allowance for doubtful accounts receivable at September 30, 2004 was $45.9 million.

      With our continued investment in the infrastructure needed to support our business, we expect general and administrative expenses to increase in total and to remain generally comparable as a percentage of net revenues during the fourth quarter of 2004 as compared to the third quarter of 2004.

Patent Litigation Expense

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Patent litigation expense	$—	N/A	$—	$29,965	0%	$—
As a percentage of net revenues	—		—	2.0%		—

      Patent litigation expense for the nine months ended September 30, 2003 related to the accrual of an August 6, 2003 court judgment resulting from the MercExchange patent infringement lawsuit. See “Note 8 — Contingencies” to our condensed consolidated financial statements.

Payroll Tax on Employee Stock Options

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Payroll tax on employee stock options	$1,510	30%	$1,957	$7,984	54%	$12,289
As a percentage of net revenues	0.3%		0.2%	0.5%		0.5%

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

Amortization of Acquired Intangible Assets

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Amortization of acquired intangible assets	$13,824	19%	$16,456	$37,668	23%	$46,188
As a percentage of net revenues	2.6%		2.0%	2.5%		2.0%

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

      Intangible assets include purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, using the straight-line method over estimated useful lives ranging from one to eight years. We believe the straight-line method of amortization best represents the distribution of economic value of the identified intangible assets.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Our annual impairment test was carried out as of August 31, 2004, and we determined that no impairment existed at that date. There were no events or circumstances from that date through September 30, 2004 that would impact this assessment.

      We expect amortization of acquired intangible assets to increase slightly during the fourth quarter of 2004 as compared to the third quarter of 2004 primarily as a result of the acquired intangible assets of mobile.de, Baazee.com and Internet Auction.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Interest and other income, net	$7,806	69%	$13,163	$26,419	124%	$59,105
As a percentage of net revenues	1.5%		1.6%	1.7%		2.5%

      Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

      Our interest and other income, net, increased during the third quarter of 2004 as compared to the same period in the prior year, primarily as a result of gains recorded in the third quarter of 2004 due to certain facility sublease amendments in the first quarter of 2004 in addition to our portion of EachNet’s losses recorded in the third quarter of 2003 prior to the acquisition of EachNet’s remaining outstanding common stock. Our interest and other income, net, increased during the first nine months of 2004, as compared to the same period in the prior year, primarily as a result of gains from the sale of an equity investment, amendments to certain subleases, and contract terminations. In addition, we recorded increased interest income primarily due to increased cash, cash equivalents and investments balances. The weighted-average interest rate of our portfolio was approximately 1.6% and 1.8% in the third quarter and first nine months of 2003, respectively, compared to 1.6% and 1.5%, respectively, in the same periods of 2004.

Interest Expense

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Interest expense	$2,267	1%	$2,236	$2,335	183%	$6,614
As a percentage of net revenues	0.4%		0.3%	0.2%		0.3%

      Interest expense consists of interest charges on mortgage notes, capital leases and our consolidated operating lease arrangement related to our San Jose headquarters office facilities.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In accordance with the provisions of this standard, we have included our San Jose headquarters lease arrangement in our consolidated financial statements effective July 1, 2003. Beginning July 1, 2003, our income statement reflects the reclassification of lease payments on our San Jose headquarters office facilities from operating expense to interest expense. We expect our interest expense during the fourth quarter of 2004 will remain generally comparable with the third quarter of 2004.

Impairment of Certain Equity Investments

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Impairment of certain equity investments	$—	N/A	$—	$230	0%	$—
As a percentage of net revenues	—		—	0%		—

      During the first nine months of 2003, we recorded an impairment charge as a result of the deterioration of the financial condition of certain of our private and public equity investees. We identified these impairment losses as part of our normal process of assessing the quality of our investment portfolio. The impairment loss reflects a decline in fair value and other market conditions that we believe are other than temporary. We did not record any impairments of our equity investments during the third quarter or first nine months of 2004. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results.

Provision for Income Taxes

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Provision for income taxes	$51,137	58%	$80,749	$139,698	78%	$248,103
As a percentage of net revenues	9.6%		10.0%	9.2%		10.6%
Effective tax rate	32%		30%	31%		30%

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

      The lower effective tax rates for the third quarter and first nine months of 2004, as compared to the same periods in the prior year reflects the increasing profit contribution from our international operations that are subject to lower tax rates.

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

Minority Interests

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2003	Change	September 30, 2004	September 30, 2003	Change	September 30, 2004

	(In thousands, except percentages)
Minority interests	$(1,611)	8%	$(1,742)	$(5,533)	10%	$(6,063)
As a percentage of net revenues	0.3%		0.2%	0.4%		0.3%

      Minority interests represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in various of our subsidiaries during the third quarters and first nine months of 2003 and 2004.

      The change in minority interests in the third quarter and first nine months of 2004, as compared to the same periods in the prior year is due primarily to our acquisition of an additional 35% ownership interest in Internet Auction.

Cumulative Effect of Change in Accounting Principle

      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we have included our San Jose headquarters lease arrangement in our consolidated financial statements effective July 1, 2003. Our income statement for the three and nine months ended September 30, 2003, reflects the reclassification of lease payments on our San Jose headquarters from operating expense to interest expense, beginning with our adoption of FIN 46 on July 1, 2003, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, per quarter for periods after June 30, 2003. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, have not restated prior periods. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income during the third quarter and first nine months of 2003.

Impact of Foreign Currency Translation

      During the third quarter and first nine months of 2004, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 42% and 41% of our consolidated net revenues, respectively, as compared to approximately 34% of our net revenues in both of the same periods in the prior year. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and include Euros, British Pounds, Korean Won, Canadian Dollars and Australian Dollars. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

      During the third quarter and the first nine months of 2004, the U.S. dollar weakened against the Euro as compared to the same periods in 2003. Using the weighted-average foreign currency exchange rates from the third quarter of 2003, our net revenues for the same period of 2004 would have been lower than we reported using the actual exchange rate for the third quarter of 2004, by approximately $22.3 million, of which $21.5 million and $844,000 relate to our International and Payments segments, respectively. Using the weighted-average foreign currency exchange rates from the first nine months of 2003, our net revenues for the same period of 2004 would have been lower than we reported using the actual exchange rate for the first nine months of 2004, by approximately $95.4 million, of which $91.8 million and $3.6 million relate to our International and Payments segments, respectively. In addition, if the weighted-average foreign currency exchange rates from the third quarter and first nine months of 2003 were applied to our operating expenses for the corresponding periods of 2004, these operating expenses would have been lower than we reported using the actual exchange rates during these periods by approximately $12.4 million and $36.2 million, respectively. The majority of this impact relates to the Euro. We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income. See the information in Item 3 of Part I under the subheading “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. From time to time, we enter into foreign exchange forward contracts to minimize the short-term foreign currency fluctuations on such assets and liabilities. The aggregate notional amount of these forward contracts entered into in the third quarter of 2004 was 13.1 million Euros and 13.4 million British Pounds. The notional amount of the forward contracts entered into in the first nine months of 2004 was 67.0 million Euros and 13.4 million British Pounds. The losses on the forward contracts for the third quarter of 2004 totaled approximately $173,000, while the gains for the first nine months of 2004 totaled approximately $1.4 million, which were recorded in interest and other income, net, in the third quarter and first nine months ended September 30, 2004, respectively. We did not enter into any foreign currency option hedges during the three and nine months ended September 30, 2004. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the nine months ended September 30, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the third quarter and first nine months of 2004, we released from accumulated other comprehensive income to our consolidated results of operations losses totaling $239,000 and gains totaling $269,000, respectively, as forward contracts with a notional value of 38.8 million and 85.1 million Euros, respectively, of the hedged forecasted inter-company transactions were recognized by the parent company. During the third quarter of 2004 we recorded an unrealized loss in interest and other income, net, related to forward contracts that do not receive hedge accounting treatment totaling approximately $128,000. The notional amount of the forward contracts entered into in the third quarter and first nine months of 2004 was 6.5 million and 131.8 million Euros, respectively. The outstanding forward contracts at September 30, 2004 had a notional value of 40.2 million Euros (approximately $49.9 million at September 30, 2004). The unrealized loss on these outstanding forward contracts totaled approximately $1.4 million and was recorded as a component of other comprehensive income at September 30, 2004.

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

      Earnings Translation Exposure: As our international operations grow, fluctuations in the foreign currencies create volatility in our reported results of operations as we are required to consolidate the results of operations of our foreign denominated subsidiaries. We may decide to purchase forward exchange contracts or other instruments to offset the earnings impact of currency fluctuations. Such contracts will be marked-to-market on a monthly basis and any unrealized gain or loss recorded in interest and other income, net.

Employee Stock Options

      We continue to believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. Stock options granted during the year ended December 31, 2003 represented approximately 4% of our total outstanding common stock at December 31, 2003, a substantial portion of which were granted to new employees.

Recent Accounting Pronouncements

Share-Based Payments

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting term. In its current form, the proposed statement would require companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the proposed statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the proposed standard that would result in differing accounting treatment than currently required, should the proposed standard be implemented in its current form. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. The recommended effective date of the proposed standard for public companies is currently for fiscal periods beginning after June 15, 2005.

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

Employees

      As of September 30, 2004, eBay Inc. and its consolidated subsidiaries employed approximately 7,600 people (excluding approximately 600 temporary employees), of whom approximately 5,500 were in the United States (excluding approximately 500 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and our continuing ability to find and retain highly qualified technical and managerial personnel.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	September 30,

	2003	2004

	(In thousands)
Net cash provided by (used in):
Operating activities	$606,701	$904,108
Investing activities	(725,826)	(1,271,914)
Financing activities	568,462	426,643
Effect of exchange rates on cash and cash equivalents	25,225	(4,440)

Net increase in cash and cash equivalents	$474,562	$54,397

      We generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2003 and 2004. This result was driven mainly by non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, tax benefits on the exercise of employee stock options resulting from our increasing stock price and the related increases in the personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues, provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary, and other costs. Net cash provided by operating activities during the first nine months of 2003 resulted primarily from our net income, tax benefits from employee stock options and non-cash charges for depreciation and amortization. During the first nine months of 2004, we used net cash provided by operating activities primarily to fund acquisitions and purchases of property and equipment. We currently expect that the cash flows from operations for the fourth quarter of 2004 will continue to exceed net income. We believe that existing cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

      The net cash flows used in investing activities during the nine months ended September 30, 2003 and 2004 were due primarily to the movement of cash between investments and cash, and by the acquisitions and the purchase of property and equipment. Net cash used in investing activities during the first nine months of 2003 primarily consists of capital expenditures primarily related to our purchase of new facilities in San Jose, California for $125.1 million and the purchase of the remaining outstanding capital stock of EachNet of approximately $104.9 million. Net cash used in investing activities during the first nine months of 2004 primarily consists of the payment of $33.4 million as the last installment of our purchase of EachNet, the payment of $137.8 million, net of cash acquired, for the acquisition of mobile.de, the payment of $46.2 million, net of cash acquired, for the acquisition of Baazee.com, and the payment of $484.8 million for the purchase of additional shares of IAC. Purchases of property and equipment totaled $269.6 million during the first nine months of 2003 and $210.0 million during the first nine months of 2004 and related primarily to purchases of computer equipment and software to support our site operations, customer support and international expansion. Our purchases of property and equipment during the first nine months of 2003 also included the new facilities in San Jose, California.

      The net cash flows provided by financing activities during the nine months ended September 30, 2003 and 2004 were due primarily to proceeds from stock option exercises. Proceeds from stock option exercises totaled $570.2 million during the first nine months of 2003 and $429.2 million during the first nine months of 2004. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

      The effect of exchange rates on cash and cash equivalents during the nine months ended September 30, 2003 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro. The effect of exchange rates on cash and cash equivalents during the nine months ended September 30, 2004 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro.

Capital Expenditures

      We expect capital expenditures, without taking into account acquisitions, to approximate $315 million for 2004. We estimate that the required capitalization of product development costs will approximate $35 million for 2004. The remaining balance will be used primarily for the purchase of computer hardware and software of approximately $205 million, and furniture and fixtures, leasehold improvements and other corporate assets that we expect will amount to approximately $75 million in the aggregate.

Other Financial Arrangements

      As of September 30, 2004, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Leases

      In February 2004, we elected not to extend the lease period for our San Jose corporate headquarters. The lease on these facilities will end on March 1, 2005, at which time we will purchase the facilities and pay $126.4 million to the lessor at lease expiration.

Indemnification Provisions

      During the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Other Arrangements

      On August 6, 2004 we entered into a commitment to purchase a corporate aircraft for a total purchase price of $40.3 million. Upon execution of the agreement, we paid a deposit of $4.0 million, with the remaining amount to be paid in installments prior to delivery, which has been scheduled for the fourth quarter of 2005.

Subsequent Events

Internet Auction Co., Ltd.

      On October 5, 2004, we closed our tender offer to purchase additional shares of IAC. We purchased approximately 344,000 shares, increasing our ownership interest from approximately 97% prior to this purchase to approximately 99.7%. Based on the October 6, 2004 exchange rate, the total cash consideration for these additional shares was approximately $37.4 million.

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

      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

•	our ability to retain an active user base, to attract new users and to encourage existing users to list items for sale, purchase items through our service, or use our payment services;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm the Internet, electronic commerce, or our business model;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth at a reasonable cost;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties;

•	the success of our geographic and product expansions;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	the volume, size, timing, and completion rate of transactions on our websites;

•	consumer confidence in the safety and security of transactions on our websites;

•	the costs and results of litigation that involves us;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner, including expanding our fixed-price offerings;

•	our ability to successfully integrate and manage our acquisitions, including EachNet, mobile.de, and, most recently, Baazee.com;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rate and payment funding mix;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals) and to increase the acceptance of PayPal by online merchants outside of the eBay marketplace;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the results of regulatory decisions that affect us;

•	the timing, cost, and availability of advertising in traditional media and on other websites and online services;

•	the success of our brand building and marketing campaigns;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	increasing consumer acceptance of the Internet and other online services for commerce in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.

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

      We invest heavily in marketing and promotion, customer support, and further development of operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. The expected future growth of our PayPal business may also cause downward pressure on our profit margin because that business has lower gross margins than our eBay business.

System failures could harm our business.

      We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. eBay’s primary website has been interrupted for periods of up to 22 hours, and our PayPal site suffered intermittent unavailability over a five-day period in October 2004. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. These interruptions increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our sites. Because PayPal is a regulated financial entity, frequent or persistent site interruptions could lead to regulatory inquiries. These inquiries could result in fines, penalties, or mandatory changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

      Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems, including PayPal’s customer support operations, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Our failure to manage growth could harm our business.

      We are currently expanding our headcount, facilities, and infrastructure in the U.S. and internationally. We anticipate that further expansion will be required to address potential growth in our customer base and number of listings and payment transactions, as well as our expansion into new geographic areas, types of goods, and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•	Our Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. We recently experienced unscheduled downtime on the PayPal website related to the introduction of software and hardware upgrades intended to improve site scalability. Despite our efforts to increase site scalability and reliability, our infrastructure could prove unable to handle a larger volume of customer transactions. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers, or increase our costs, all of which would harm our business. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

•	Customer Account Billing. Our revenues depend on prompt and accurate billing processes. We recently completed a significant project to enhance our billing software. Problems with the conversion to the new billing system during the first and second quarters of 2004 caused incorrect account balance totals to be displayed for some users. In July 2004, a complaint seeking class action status was filed alleging that eBay improperly billed its users and improperly debited some user accounts. While these problems have been corrected and we believe that no users were overcharged, our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed would harm our business and our ability to collect revenue.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, and our operating margins may decrease.

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

      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada, and South Korea, has also become critical to our revenues and profits. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards and policies. In many countries, we compete with local companies who understand the local market better than we do. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of eBay’s and PayPal’s services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require special licensure, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent consumer protection, data protection and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	changes in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

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

      Net revenues outside the United States accounted for approximately 34% of our net revenues in 2003, and approximately 41% of our net revenues in the first nine months of 2004. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate funds in non-U.S. currencies to facilitate customer withdrawals, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. The change in weighted average foreign currency exchange rates in the third quarter of 2004 relative to the third quarter of 2003 resulted in an increase in net revenues of approximately $22.3 million and an increase in operating expenses of approximately $12.4 million. The change in weighted average foreign currency exchange rates in the first nine months of 2004 relative to the first nine months of 2003 resulted in an increase in net revenues of approximately $95.4 million and an increase in operating expenses of approximately

$36.2 million. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments.

Our business and users may be subject to sales tax and other taxes.

      The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as eBay and our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce. The application of existing, new, or future laws could have adverse effects on our business.

      Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998 and 2000, the U.S. federal government enacted legislation prohibiting states and other local authorities from imposing access or discriminatory taxes on the Internet through November 1, 2003. The expiration of this moratorium has permitted states and localities to impose new taxes on the Internet that could adversely affect our business. So far, no such taxes have been imposed on either eBay or eBay users and the U.S. Congress continues to consider legislation to reinstate the moratorium. The taxation of Internet access or e-commerce services would have an adverse effect on our business.

      In conjunction with the Streamlined Sales Tax Project, legislation has been introduced in the U.S. Congress to override the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.

      We do not collect taxes on the goods or services sold by users of our services. One or more states or foreign countries may seek to impose a tax collection or reporting, or record-keeping obligation on companies such as eBay that engage in or facilitate e-commerce. Such an obligation could be imposed if eBay were ever deemed to be the legal agent of eBay sellers by a jurisdiction in which eBay operates. A successful assertion by one or more states or foreign countries that we should collect taxes on the exchange of merchandise or services on our websites would harm our business.

      On July 1, 2003, in compliance with the changes brought about by the European Union (EU) VAT directive on “electronically supplied services,” eBay began collecting VAT on the fees charged to EU sellers on eBay sites catering to EU residents. eBay also pays input VAT to suppliers within the various countries the company operates. In most cases, eBay is entitled to reclaim input VAT from the various countries with regard to our own payments to suppliers or vendors. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that eBay is not entitled to reclaim VAT would harm our business.

      We continue to work with the relevant tax authorities and legislators to clarify eBay’s obligations under new and emerging laws and regulations. Passage of new legislation and the imposition of additional tax requirements could harm eBay sellers and our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which eBay conducts or will conduct business.

Fraudulent activities on our websites and disputes between users of our services may harm our business.

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

      For the year ended December 31, 2003 and nine months ended September 30, 2004, PayPal’s provision for transaction losses totaled $36.4 million and $32.7 million, respectively, representing 0.30% and 0.25%, respectively, of PayPal’s total payment volume in those periods. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.

      PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal would be required to reimburse customers for any funds stolen as a result of such breaches.

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

      In October 2003, PayPal launched a buyer protection program that refunds to buyers up to $500 in certain eBay transactions if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. PayPal recently announced that the amount of protection available under its buyer protection program would increase to $1,000 in November 2004. If PayPal makes such a refund, it seeks to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations.

      eBay faces similar risks to those of PayPal with respect to fraudulent activities, although eBay’s risks may to some extent be less significant. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously, in order to harm either the seller or eBay. In some European jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period.

      While eBay can suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, eBay does not compensate users who believe they have been defrauded by other users. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

      Negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our eBay and PayPal services could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand names.

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

      As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal is subject to purported class action lawsuits challenging its procedures and disclosures with respect to suspicious accounts, and alleging that those procedures and disclosures violate federal and state law on consumer protection and unfair business practice and are inconsistent with PayPal’s user agreement. PayPal has reached a proposed settlement in those class action lawsuits that has been conditionally approved by the court. PayPal has also received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and the attorneys general of a number of states. If PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. If PayPal becomes subject to an enforcement action, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial fines. Even if PayPal is able to defend itself successfully, an enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program.

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

      In 2002, both Visa and MasterCard adopted new operating rules for Internet payment services like PayPal. In order to comply with the associations’ new rules, PayPal and its credit card processors have implemented changes to existing business processes for customers in the U.S., Canada, and Europe. Any problems with this implementation could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal and its processors are working to implement changes to existing business processes for international customers outside of the U.S., Canada and Europe, and believe they have identified solutions for Hong Kong and Australia but have not yet identified solutions for other countries. Any continued inability to implement the necessary changes with respect to customers outside the U.S., Canada and Europe could result in fines or the inability of PayPal to process MasterCard payments for international merchants in certain countries. PayPal also could be subject to fines from MasterCard and Visa if it fails to register and conduct additional monitoring with respect to the activities of merchants that are considered “high risk,” primarily certain merchants that sell digital content. PayPal has incurred fines from its credit card processor in 2003 and 2004 relating to PayPal’s failure to detect the use of its service by certain “high risk” merchants using the PayPal service. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards, which would seriously damage PayPal’s business.

Increases in credit card processing fees could increase PayPal’s costs, affect its profitability, or otherwise limit its operations.

      From time to time, Visa, MasterCard, American Express, and Discover may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa have each announced increases to their credit card interchange fees effective April 2004. Visa and MasterCard both implemented a decrease in their debit card interchange fees in August 2003 as a result of the settlement of litigation, but the settlement agreement required them to maintain these lower interchange fees only until January 2004, and they have announced increases in debit card interchange fees, in January 2004 and April 2004, respectively, to levels close to those that prevailed prior to August 2003. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. The National Automated Clearing House Association (NACHA) has also published a proposal to begin charging fees for certain ACH transactions that are returned to the originator, with a recommended implementation date of June 2005. Such increased credit card and ACH fees would increase PayPal’s operating costs and reduce its profit margins.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission or electronic funds transfers, it could be subject to liability and forced to change its business practices.

      We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board, and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of e-commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned below. However, one or more states may conclude that PayPal is engaged in an unauthorized banking business. PayPal received written communications from regulatory authorities in New York and Louisiana in early 2002 expressing the view that its service as it formerly operated constituted an unauthorized banking business, and from authorities in California and Idaho in 2001 that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns and received a conclusion in 2002 from the New York Banking Department that its current business model does not constitute illegal banking. PayPal also has obtained licenses to operate as a money transmitter in California, Louisiana, Idaho, and many other states. However, we cannot guarantee that the steps PayPal has taken to address state regulatory concerns will be effective in all states. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.

      A number of U.S. states have enacted legislation regulating money transmitters and PayPal has applied for licenses under this legislation in 33 jurisdictions. To date, PayPal has obtained licenses in 32 of these jurisdictions. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 629,000 transactions per day during 2003 and an average of approximately 906,000 transactions per day during the third quarter of 2004, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear. The cost of obtaining any required licenses or regulatory approvals in these countries could affect PayPal’s future profitability.

      PayPal currently allows its customers with credit cards to send payments from 44 countries outside the U.S., and to receive payments in 43 of those countries. In 23 of these countries, customers can withdraw funds to local bank accounts. In the fourth quarter of 2002, PayPal began offering customers the ability to send or receive payments denominated in British Pounds, Euros, Canadian Dollars or Yen, in addition to U.S. Dollars. In February 2004, PayPal (Europe) Ltd., a wholly-subsidiary of PayPal, received a license to operate as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the EU. PayPal has completed the migration of all EU customers to that subsidiary. Fifteen of the 44 countries outside of the U.S. whose residents can use the PayPal service are members of the European Union. As PayPal (Europe) develops localized services for the domestic market in these countries, it is implementing such localized service through an expedited “passport” notification process through the UK regulator to regulators in other EU member states, pursuant to EU Directives. PayPal has filed “passport” notices in Austria, Belgium, France, Germany, The Netherlands, Ireland, Italy, Sweden, Denmark, Finland, Luxembourg, Portugal, Greece and Spain. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to UK consumer protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.

      In many countries outside of the U.S. and the European Union, it is not clear whether PayPal’s U.S.-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, future localization or targeted marketing of PayPal’s service in those countries could require licensure. Even if PayPal is not required to obtain a license, other laws of those countries (such as data protection laws) may apply. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

Our “auction” business may be subject to regulation that could require us to modify our business practices.

      Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. No final legal determination has been made as to whether the California regulations apply to our business and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users, which could harm our business. In August 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services.” Regulations under the amended statute became effective on September 16, 2004, and we have registered as an Internet auction listing service in Illinois. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

We are subject to regulations relating to consumer privacy.

      Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that limits the uses of personal information gathered online or offline. In addition to these four states, many other jurisdictions already have such laws and continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. However, the Fair Credit Reporting Act, or FCRA, includes a provision preempting conflicting state laws on the sharing of information between corporate affiliates. The preemptive provisions of FCRA were permanently extended last year, and as a result we believe that PayPal and eBay will not be subject to the laws of each individual state with respect to matters within the scope of FCRA, but will remain subject to the provisions of FCRA. Courts are currently determining the scope of these preemptive provisions.

      The U.S. Federal Trade Commission also has settled several proceedings against companies regarding how they collect personal information from users and provide it to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which we currently have a localized website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

New and existing regulations could harm our business.

      We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce have begun to be interpreted by the courts and implemented by the EU Member States, but their applicability and scope remain somewhat uncertain. As our activities and the types of goods listed on our website expand, regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items (e.g., real estate, event tickets, cultural goods, boats, automobiles).

      In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. As we expand and localize our international activities, we become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal fines to bans on our services.

PayPal’s financial success will remain highly sensitive to changes in the rate at which its customers fund payments using credit cards rather than bank account transfers or existing PayPal account balances. PayPal’s profitability could be harmed if the rate at which customers fund using credit cards goes up.

      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 55% of PayPal’s payment volume during 2003 and 54% of PayPal’s payment volume during the first nine months of 2004 using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, because of frequent flier miles or other incentives offered by credit cards, because of the ability to defer payment, or because of generalized fears regarding privacy or loss of control in providing bank account information to a third party.

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

      Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have been seasonal because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, especially in the fourth fiscal quarter. We expect these patterns of seasonality to become more pronounced as our websites gain acceptance by a broader base of mainstream users and as the size of our European operations, which experience greater seasonality, grows relative to our other operations.

Use of our services for illegal purposes could harm our business.

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

      PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other intellectual property, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. PayPal recently announced a change in its acceptable use policy that would enable PayPal to fine users in certain jurisdictions up to $500 or take legal action to recover its losses for certain violations of that policy, including online gambling and illegal sales of prescription medications. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities may be funded using PayPal.

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

      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court. In March 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court issued its written decision in that case in September 2004. Although it is not clear what effect the reasoning of the German Federal Supreme Court’s ricardo.de decision would have if applied to eBay, we believe the Court’s decision will not require any significant change in our business practices.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange, and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees. Oral arguments for the appeals were heard on October 5, 2004. In addition, the U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our appeal of and defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them not infringe the two patents that we were found to have infringed. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees or modify our business practices in an adverse manner.

      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference for the case has been set for November 16, 2004. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. On June 14, 2004, the parties announced that they had reached a proposed settlement. Under the terms of the proposed settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund in accordance with the settlement’s plan of allocation. The settlement fund, which will be funded by PayPal, will total $9.25 million, less administrative costs and any amount awarded to plaintiffs’ counsel by the court. This amount was fully accrued in our consolidated income statement for the year ended December 31, 2003. In the proposed settlement, PayPal does not acknowledge that any of the allegations in the case are true. The proposed settlement has been preliminarily approved by the federal court but remains subject to final court approval. On October 13, 2004, the federal court gave conditional final approval to the settlement, subject to modification of the wording of the release of claims by the class members. PayPal expects this modification to be completed without any material impact. If the modification is completed and the proposed settlement is approved by the court, all claims of the class in both the federal and state actions will be dismissed. Any person that timely filed an objection to the settlement would have the right to appeal the court’s order granting final approval.

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

      In January 1999, we received initial requests to produce certain records and information to the federal government relating to an investigation of possible illegal transactions in connection with our websites. We were informed that the inquiry includes an examination of our practices with respect to these transactions. We have continued to provide further information in connection with this ongoing inquiry. In order to protect the investigation, the court has ordered that no further public disclosures be made with respect to the matter. Any civil or criminal charges against us would likely harm our business due to negative publicity, the cost of litigation, the diversion of management time, and any fines or penalties assessed.

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

The listing or sale by our users of pirated or counterfeit items may harm our business.

      We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate infringing listings on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. in the U.S., Rolex S.A. in Germany, and a number of other owners of intellectual property rights. While we have been largely successful to date in defending against such litigation, more recent cases have been based on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in our defense. In addition, we expect that this type of litigation may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

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

      We have acquired a number of businesses, including our acquisitions of Half.com, Internet Auction, iBazar, NeoCom, PayPal, CARad, EachNet, and FairMarket. In April 2004, we completed our acquisition of mobile.de, a German classified advertising vehicle-listing website, and on August 2, 2004, we completed our acquisition of Baazee.com, an online marketplace in India. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

      The trading price of our common stock has been and is likely to be extremely volatile and could fluctuate in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results and expected future results;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in, or failure to meet, financial estimates by securities analysts;

•	initiation of or developments in litigation affecting us;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet companies;

•	developments in regulation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, new products or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including those described in this “Risk Factors That May Affect Results of Operations and Financial Condition” section and others that may be beyond our control.

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

Problems with third parties who provide services to our users could harm our business.

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

      We provided information to the Antitrust Division of the U.S. Department of Justice in connection with an inquiry into our conduct with respect to “auction aggregators,” including our licensing program and a previously settled lawsuit against Bidder’s Edge. Although the Antitrust Division has closed this inquiry, any future antitrust investigation would likely harm our business due to negative publicity, the costs of the investigation, possible private antitrust lawsuits, the diversion of management time and effort, and penalties we might suffer if we ultimately were not to prevail.

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

      Our broad-based competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores, emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network/ HSN.com. A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes. For example, sites such as Buy.com, DealTime, Google’s Froogle, In-Store.com, MySimon.com, Nextag.com, Shopping.com, and Yahoo! Product Search offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

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

      Jewelry and Watches: Amazon.com, Bluenile.com, Diamond.com, Ice.com, Macy’s, Mondera.com, HSN.com, QVC.com, Tiffany.com, Wal-Mart.com, and Zales;

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

      Tool/ Equipment/ Hardware: Home Depot, HomeBase, Amazon.com, Ace Hardware, OSH, Do-It-Best Hardware, and True Value Hardware; and

      Toys and Hobbies: Toys R Us, Amazon.com/ Toysrus.com, KB Toys/ KBToys.com, FAO Inc. (FAO Schwarz, Zany Brainy, the Right Start), and Wal-Mart.

      Our international websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum in South Korea, TaoBao and 1pai, a partnership between Sina.com and Yahoo! in China, and Amazon in the U.K. and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in each of these countries there are competitors that have a better understanding of local culture and commerce than we do.

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

      In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. PayPal implemented a similar buyer protection program covering losses from selected eBay sellers up to $500 (increasing to $1,000 in November 2004), with no deductible. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including Card Services International, Chase, First Data, iPayment, Paymentech, and Wells Fargo; and payment gateways, including CyberSource, VeriSign, and Authorize.net;

•	BidPay.com and Western Union MoneyZap, each operated by subsidiaries of First Data;

•	current and announced payment services offered by Amazon.com;

•	CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later from I4 Commerce and CIT Bank;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions; and

•	issuers of stored value targeted at online payments, including AT&T WebCents and VisaBuxx.

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

      The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service.

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

      We believe that our historical growth has been largely attributable to word of mouth. Both eBay and PayPal have benefited from frequent and high visibility media exposure both nationally and locally. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services. Promoting and positioning our brands will depend largely on the success of our marketing efforts and our ability to provide high-quality services. In order to promote our brands, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incurred in building our brands. If we do attract new users to our services, they may not conduct transactions over our services on a regular basis. If we fail to promote and maintain our brands or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

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

      We own real property including land and buildings related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

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

      Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by new rights granted to the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquiror to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

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

      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2004, our fixed-income investments earned a pretax yield of approximately 1.6%, with a weighted average maturity of four months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio would decrease (increase) by approximately $11.4 million.

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

As of September 30, 2004, we did not have any unrealized gains or losses associated with our equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $230,000 during the nine months ended September 30, 2003, and no impairment charge during the nine months ended September 30, 2004 relating to the other-than-temporary impairment in the fair value of equity investments. At September 30, 2004, the total fair value of our equity investments was $46.7 million.

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

      Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2004, was a translation gain of approximately $5.7 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income. In addition, at September 30, 2004, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $273.6 million.

      As of September 30, 2004, we had outstanding forward foreign exchange contracts with notional values equivalent to approximately $302.6 million with maturity dates within 92 days. The forward contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our statement of income.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. From time to time, we enter into foreign exchange forward contracts to minimize the short-term foreign currency fluctuations on such assets and liabilities. The aggregate notional amount of these forward contracts entered into in the third quarter of 2004 was 13.1 million Euros and 13.4 million British Pounds. The notional amount of the forward contracts entered into in the first nine months of 2004 was 67.0 million Euros and 13.4 million British Pounds. The losses on the forward contracts for the third quarter of 2004 totaled approximately $173,000, while the gains for the first nine months of 2004 totaled approximately $1.4 million, which were recorded in interest and other income, net, in the three and nine months ended September 30, 2004, respectively. We did not enter into any foreign currency option hedges during the three and nine months ended September 30, 2004. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the nine months ended September 30, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions using the forward contracts to be highly effective in offsetting changes in cash flows. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the third quarter and first nine months of 2004 we released from accumulated other comprehensive income to our consolidated results of operations losses totaling $239,000 and gains totaling $269,000 respectively, as forward contracts with a notional value of 38.8 million and 85.1 million Euros, respectively, of the hedged forecasted inter-company transactions were recognized by the parent company. During the third quarter of 2004 we recorded an unrealized loss in interest and other income, net, related to forward contracts that do not receive hedge accounting treatment totaling approximately $128,000. The notional amount of the forward contracts entered into in the third quarter and first nine months of 2004 was 6.5 million and 131.8 million Euros, respectively. The outstanding forward contracts at September 30, 2004 had a notional value of 40.2 million Euros (approximately $49.9 million at September 30, 2004). The unrealized loss on these outstanding forward contracts totaled approximately $1.4 million and was recorded as a component of other comprehensive income at September 30, 2004.

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

      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Dusseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order forbidding the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Dusseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. If it so chooses, Rolex may appeal the ruling to the German Federal Supreme Court. In March 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court issued its written decision in that case in September 2004. Although it is not clear what effect the reasoning of the German Federal Supreme Court’s ricardo.de decision would have if applied to eBay, we believe the Court’s decision will not require any significant change in our business practices.

      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees. Oral arguments for the appeals were heard on October 5, 2004. In addition, the U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our appeal of and defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them not infringe the two patents that we were found to have infringed. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees or modify our business practices in an adverse manner.

      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference for the case has been set for November 16, 2004. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates

California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a related action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. On June 14, 2004, the parties announced that they had reached a proposed settlement. Under the terms of the proposed settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund in accordance with the settlement’s plan of allocation. The settlement fund, which will be funded by PayPal, will total $9.25 million, less administrative costs and any amount awarded to plaintiffs’ counsel by the court. This amount was fully accrued in our consolidated income statement for the year ended December 31, 2003. In the proposed settlement, PayPal does not acknowledge that any of the allegations in the case are true. The proposed settlement has been preliminarily approved by the federal court but remains subject to final court approval. On October 13, 2004, the federal court gave conditional final approval to the settlement, subject to modification of the wording of the release of claims of the class members. PayPal expects this modification to be completed without any material impact. If the modification is completed and the proposed settlement is approved by the federal court, all claims of the class in both the federal and state actions will be dismissed. Any person that timely filed an objection to the settlement would have the right to appeal the court’s order granting final approval.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3:	Defaults Upon Senior Securities

      Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5:	Other Information

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

      Our Audit Committee approved the following non-audit engagement during the quarter ended September 30, 2004:

•	the engagement of PwC to provide due diligence services related to potential acquisitions.

Item 6:	Exhibits

      Exhibit 10.23. Form of Stock Bonus Agreement under eBay Inc. 1998 Equity Incentive Plan.

      Exhibit 10.24. Form of Stock Option Agreement under eBay Inc. 1998 Equity Incentive Plan.

      Exhibit 10.25. Form of Stock Option Agreement under eBay Inc. 1999 Global Equity Incentive Plan.

      Exhibit 10.26. Form of Stock Option Agreement under eBay Inc. 2001 Equity Incentive Plan.

      Exhibit 10.27. Description of eBay Inc.’s Executive Management Incentive Program.

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

Date: October 27, 2004

Principal Financial Officer:

By:	/s/ RAJIV DUTTA

Rajiv Dutta
Senior Vice President and Chief Financial Officer

Date: October 27, 2004

Principal Accounting Officer:

By:	/s/ DOUGLAS JEFFRIES

Douglas Jeffries
Vice President and Chief Accounting Officer

Date: October 27, 2004

INDEX TO EXHIBITS

Number	Description

10.23	Form of Stock Bonus Agreement under eBay Inc. 1998 Equity Incentive Plan.
10.24	Form of Stock Option Agreement under eBay Inc. 1998 Equity Incentive Plan.
10.25	Form of Stock Option Agreement under eBay Inc. 1999 Global Equity Incentive Plan.
10.26	Form of Stock Option Agreement under eBay Inc. 2001 Equity Incentive Plan.
10.27	Description of eBay Inc.’s Executive Management Incentive Plan.
31.1	Certification of eBay’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.