Form 10-K
period 2004-12-31
EBAY INC
filed 2005-02-28
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .
Commission file number 000-24821
eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2145 Hamilton Avenue San Jose, California (Address of principal executive offices)	95125 (Zip Code)
(Registrant’s telephone number, including area code)
(408) 376-7400
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
     As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there were 1,321,484,422 shares (after giving retroactive effect to the registrant’s two-for-one stock split effective February 16, 2005) of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq National Stock Market as of that date and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $44,167,700,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 18, 2005, there were 1,344,806,283 shares of the registrant’s common stock outstanding.

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
      eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware and in September 1998 we completed the initial public offering of our common stock. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California, 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our” or “eBay” in this Annual Report on Form  10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com. When we refer to “PayPal.com,” we mean the online payments platform located at www.paypal.com.
Our Purpose and Our Mission
      Our purpose is to pioneer new communities around the world built on commerce, sustained by trust, and inspired by opportunity.
      We currently have two major businesses: the eBay Marketplace and PayPal. Our eBay Marketplace Mission is to create the world’s online marketplace. Our PayPal Mission is to create the new global standard for online payments.
eBay Marketplace
      Our marketplace exists as an online trading platform that enables a global community of buyers and sellers to interact and trade with one another. Our role is to create, maintain, and expand the functionality, safety, ease-of-use, and reliability of our trading platform while, at the same time, supporting the growth and success of our community of users.

Trading Platform
      Our trading platform is a fully automated, topically arranged, intuitive and easy-to-use online service that seeks to provide availability 24 hours a day, seven days a week, enabling sellers to list items for sale in either auction or fixed-price formats, buyers to bid for and purchase items of interest, and all eBay users to browse through listed items from any place in the world at any time. The platform includes software tools and services, available either for no charge or for a fee, that allow buyers and sellers to trade with one another more easily. Our software tools and services are designed to make our trading process easier and more efficient. These tools and services include: Turbo Lister, Seller’s Assistant, Selling Manager and Selling Manager Pro, which help automate the selling process; Picture Services, which enables sellers to include pictures in their listings; the Shipping Calculator, which makes it easier for buyers and sellers to calculate shipping costs; Shipping Labels, which allows sellers to print U.S. Postal Service postage and UPS labels; Shipment Tracking, which enables sellers to track their shipped packages; the eBay Toolbar, which helps eBay users stay connected with eBay wherever they are on the Internet; eBay Sales Reports and eBay Sales Reports Plus, which provide sales and fee information to sellers; and PayPal, which facilitates the online exchange of funds.

Whether provided by us or our commercial partners, services such as our global payments platform, trust and safety programs, user verification, buyer protection and assurance programs, postage and other shipping services, vehicle inspections, escrow, authentication and appraisal services are all intended to create a faster, easier and safer trading environment.

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
      Our success has been largely dependent upon the success of our community of confirmed registered users, which has grown from approximately two million at the end of 1998 to more than 94 million at the end of 2003 and to more than 135 million at December 31, 2004. In addition, at December 31, 2004, we had approximately 56 million active users, compared to approximately 41 million at the end of 2003. We define an active user as any user who bid on, bought, or listed an item during the prior 12-month period.
      We attract buyers and sellers to our community by offering:

Buyers	Sellers
• Selection	• Access to broad markets
• Value	• Efficient marketing and distribution costs
• Convenience	• Ability to maximize prices
• Entertainment	• Opportunity to increase sales
      We focus on three fundamental building blocks to grow the gross merchandise volume and net revenues derived from the eBay Marketplace. These building blocks are:

•	Acquisition — increasing the number of new registered users on our eBay Marketplace

•	Activation — increasing the number of registered users that become active bidders, buyers or sellers on our eBay Marketplace

•	Activity — increasing the volume and value of transactions that are conducted by each active user on our eBay Marketplace
      The specific areas of focus in each of our online trading marketplaces depend on the stage of local market development and other considerations.

eBay Marketplace Value Proposition
      We believe our online marketplace makes inefficient markets more efficient.
      Traditional offline marketplaces can be inefficient because:

•	They are fragmented and regional, making it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions;

•	They offer a limited variety and breadth of goods;

•	They often have high transaction costs due to intermediaries; and

•	They are information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices.
      We make these inefficient marketplaces more efficient because:

•	Our global community of users can easily and inexpensively communicate, exchange information and complete transactions;

•	Our marketplace includes tens of millions of items creating a wide variety and selection of goods;

•	We bring buyers and sellers together for much lower fees than traditional intermediaries; and

•	Our marketplace provides for efficient information exchange.
      In particular, large markets with broad buyer and seller bases, wide product ranges, and moderate shipping costs have been successful on our eBay Marketplace. Our marketplace is most effective, relative to available alternatives, at addressing markets of new and scarce goods, end-of-life products and used and vintage items.

eBay Marketplace Strategy
      We intend to achieve our mission of creating the world’s online marketplace by improving and expanding across three main areas: categories, formats, and geographies.

Categories
      Category growth both in number and size within the eBay Marketplace is a key element in creating a faster, easier and safer online trading experience.
      As of December 31, 2004, listings on eBay.com were organized under the following major categories:

• Antiques
• Art
• Books
• Business & Industrial
• Camera & Photo
• Cell Phones
• Clothing, Shoes &
 Accessories
• Coins
• Collectibles
• Computers & Networking
• Consumer Electronics
• Crafts
• Dolls & Bears	• DVDs & Movies
• Entertainment Memorabilia
• Everything Else
• Gift Certificates
• Health & Beauty
• Home & Garden
• Jewelry & Watches
• Music
• Musical Instruments
• Pottery & Glass
• Real Estate
• Specialty Services
• Sporting Goods	• Sports Memorabilia, Cards
 and FanShop
• Stamps
• Tickets
• Toys & Hobbies
• Travel
• Video Games
• eBay Motors
  • Boats
  • Motorcycles
  • Parts & Accessories
  • Passenger Vehicles
  • Powersports
• Other Vehicles

Formats
      We are continually seeking to improve and expand the formats in which members of our community can interact with one another. At the core of our marketplace are our traditional auction format listings, where a seller will select a minimum price for opening bids, with the option to set a reserve price for the item, which is the minimum price at which the seller is willing to sell the item. In addition, a seller with appropriate feedback ratings can also choose to use the Buy-It-Now feature at the time of the listing, which allows sellers to name a price at which they would be willing to sell the item to any buyer. The Buy-It-Now feature was introduced in 2000 and is now used on a large number of our listings. Another format in which a seller with appropriate feedback ratings can sell is a “Dutch Auction” format, which allows a seller to sell multiple identical items to the highest bidders. eBay Stores also represents another format through which sellers can offer their goods and services. eBay Stores enables sellers to show all of their listings and to describe their respective businesses through customized pages.
      In addition to our more established eBay Marketplace formats, we are continually looking for ways to better enable members of our community to interact and transact with one another online. One new format that we are exploring with our acquisitions in 2004 of mobile.de in Germany and Marktplaats.nl in the Netherlands, as well as our investment in craigslist, is the classifieds format. These transactions will allow us to increase our knowledge of classifieds-style trading. In addition, we recently acquired Rent.com, which will allow us to expand into the online housing and apartment rental market.

Geographies
      A key element of our growth strategy is to continually expand the eBay Marketplace to new communities around the world. Providing access to broad markets and reducing the barriers of global trade creates value for both buyers and sellers and greatly increases the vibrancy of our marketplace. As of December 31, 2004, eBay and its consolidated subsidiaries had marketplace websites directed toward the following markets:

•	Australia	•	India	•	South Korea
•	Austria	•	Ireland	•	Spain
•	Belgium	•	Italy	•	Sweden
•	Canada	•	Malaysia	•	Switzerland
•	China	•	the Netherlands	•	Taiwan
•	France	•	New Zealand	•	United Kingdom
•	Germany	•	the Philippines	•	United States
•	Hong Kong	•	Singapore
      In addition, through our equity investment in MercadoLibre, our geographic reach as of December 31, 2004, included the following markets:

•	Argentina	•	Columbia	•	Peru
•	Brazil	•	Ecuador	•	Uruguay
•	Chile	•	Mexico	•	Venezuela

Marketplace Services

Trust and Safety Programs
      We have developed a number of programs on our eBay Marketplace, including our Feedback Forum, SafeHarbortm Program and eBay Standard Purchase Protection Program, to make eBay users more comfortable dealing with unknown trading partners and completing commerce transactions on the Internet.
      Feedback Forum: eBay’s Feedback Forum encourages each user to provide comments on other eBay users with whom he or she trades and lets every user view other users’ profiles, which include feedback ratings and comments by other users. Every registered eBay user has a feedback profile that may contain compliments, criticisms and other comments by users who have conducted business with such person. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match specific transactions with the user names of their trading partners. This information is recorded in a profile that includes a feedback rating for the person with feedback sorted according to whether it was given over the past month, six months, or twelve months. Users who develop positive reputations have color-coded star symbols displayed next to their user name to indicate the number of positive feedback ratings they have received. Before bidding on items listed for sale, eBay users are encouraged to review a seller’s feedback profile to check his or her reputation within the eBay community.
      The terms of eBay’s user agreement prohibit actions that would undermine the integrity of the Feedback Forum, such as a user leaving positive feedback about himself or herself through multiple accounts or leaving multiple negative feedback for others through multiple accounts. The Feedback Forum has several automated features designed to detect and prevent some forms of abuse. Users who receive a sufficiently negative net feedback rating have their registrations suspended and are unable to bid on or list items for sale. We believe our Feedback Forum is extremely useful in overcoming initial user hesitancy when trading over the Internet, as it reduces the anonymity and uncertainty of dealing with an unknown trading partner.
      SafeHarbor Program: In addition to the Feedback Forum, we offer the SafeHarbor program, which provides guidelines for trading, provides information to resolve user disputes and responds to reports of misuse of the eBay service. eBay’s SafeHarbor staff investigates users’ complaints of possible misuse of the eBay service and takes appropriate action, including issuing warnings to users, ending and removing listings, or suspending users from bidding on or listing items for sale. Some of the complaints the SafeHarbor staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting of illegal items for sale. The SafeHarbor group is organized into three areas: Investigations, Fraud Prevention and Community Watch. The Investigations team investigates reported trading infractions and misuse of the eBay service. The Fraud Prevention team provides information to assist users with disputes over the quality of the goods sold or potentially fraudulent transactions. When we receive an officially filed, written claim of fraud from a user, we will generally suspend the offending user from the eBay service or take other appropriate action. The Community Watch team investigates the listing of illegal, infringing or inappropriate items on the eBay Marketplace sites and violations of certain of our policies. When we receive a valid written notice of claimed infringement of intellectual property rights by the owner of intellectual property, we remove the offending listing. Users who repeatedly infringe intellectual property rights are suspended. In addition, we have increased the number of people reviewing potentially illegal items and have developed software programs that scan new listings for keywords that may indicate illegal, infringing, or inappropriate items. Our trust and safety initiatives, including user identity verification, buyer protection, integrated escrow, authentication, and other proactive anti-fraud efforts are key elements of our effort to make the eBay Marketplace a safer place to trade.
      eBay Standard Purchase Protection Program: Disputes over items not received, or items received but where significantly not as described in the listing, can usually be resolved by direct communication between buyers and sellers. To help transaction partners reach a resolution, eBay offers an online process through which buyers and sellers can communicate with each other. If, upon completion of this process, the buyer still has not resolved the issue, the buyer has the opportunity to submit a claim. Upon submission of a claim, which is an online process, eBay’s Trust and Safety team is alerted about the transaction. If the buyer closes the dispute with this option and the transaction is eligible, then the buyer may file a claim under eBay’s Standard Purchase Protection Program, through which the buyer may be reimbursed up to $200 (minus a $25 processing cost). Additionally, if the eBay Trust and Safety team believes further action is warranted, the seller’s account may be restricted or suspended. The buyer can close the dispute at any time if the buyer’s concerns are resolved. The buyer can escalate a claim if 30 days have passed since the transaction date and either the seller has responded at least once or has not responded within 10 days of the dispute being opened. A dispute can only be open for 90 days after the transaction date. If the buyer has not closed the dispute within 90 days, it will be automatically closed. When a dispute is automatically closed, the seller is not reported to eBay’s Trust and Safety team and the buyer is not eligible to submit a claim under eBay’s Standard Purchase Protection Program.
      In addition to these eBay Marketplace trust and safety programs, PayPal also offers a Buyer Protection Program that makes buying on the eBay Marketplace more secure. With PayPal Buyer Protection, qualified purchases are eligible for up to $1,000 coverage.

Customer Support
      We devote significant resources to providing personalized, accurate and timely support services to our community of users. Buyers and sellers can contact us through a variety of means, including email, online text chat and, in certain circumstances, telephone. We are focusing our resources on increasing our accessibility and capacity, expanding our category-specific support, extending our online self-help features, and improving our systems and processes to allow us to provide the most efficient and effective support possible.

Value-Added Tools and Services
      eBay users have access to a variety of “pre-trade” and “post-trade” tools and services to enhance their user experience and to make trading faster, easier and safer for them. “Pre-trade” tools and services are intended to simplify the listing process and include photo hosting, authentication services and seller productivity software. “Post-trade” tools and services, which make transactions easier and more convenient to complete, include payment processing, insurance, vehicle inspections, escrow, shipping and postage. We currently provide these services directly or through contractual arrangements with third parties.

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
PayPal

Global Payments Platform
      Our global payments platform, PayPal, enables any individual or business with an email address to securely, easily and quickly send and receive payments online. Our global payments platform also makes online trading more efficient compared to traditional payment methods such as checks, money orders, and credit cards via merchant accounts. These traditional payment methods present various obstacles to the online trading experience, including lengthy processing time, inconvenience, and high costs. PayPal delivers a product well suited for small businesses, online merchants and individuals by allowing them to send and receive online payments securely, conveniently and cost-effectively. The PayPal network builds on the existing financial infrastructure of bank accounts and credit cards to create a global, real-time payment solution.
      PayPal’s account-based system is available to users in 45 countries, including the United States. As of December 31, 2004, PayPal had approximately 64 million total accounts, comprising approximately 13 million business accounts and 51 million personal accounts.

PayPal Services

Joining the Network
      PayPal offers three types of accounts: Personal, Business, and Premier. A new user typically opens an account to send money for an eBay purchase or a purchase on another website, a payment for services rendered, or for a payment to an individual in lieu of cash. Allowing new users to join the network when they make or receive payments encourages PayPal’s natural, user-driven growth. PayPal’s account sign-up process asks each new user to provide PayPal his or her name, street address, phone number, and email address. The user’s email address serves as the unique account identifier. PayPal also offers customers who sell on their own websites the ability to accept credit card payments from buyers without requiring the buyer to open a PayPal account.
      Senders make payments at the PayPal website, at an item listing on eBay or another online business or platform where the seller has integrated PayPal’s Instant Purchase Feature, or at the sites of merchants that have integrated PayPal’s Website Payments feature. To make a payment at PayPal’s website, a sender logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through Instant Purchase or Website Payments, a sender selects an item for purchase, confirms the payment information and enters his or her email address and password to authorize the payment. PayPal debits the money from the sender’s PayPal balance, credit card, or bank account and instantly credits it to the recipient’s PayPal balance. In the case of an eCheck payment, the transaction is held until the funds have cleared the sender’s bank, which typically takes three to five business days. In turn, the recipient can make payments to others or withdraw his or her funds at any time via check (in the U.S.), electronic funds transfer, or via a PayPal-branded debit card (which is only available to U.S. users).
      PayPal earns revenue in five ways. First, PayPal earns transaction fees when a Business or Premier account receives a payment. Second, PayPal earns a foreign exchange fee when a user converts a balance from one currency to another. Third, PayPal may earn fees when a user withdraws money to a non-U.S. bank account, depending on the amount of the withdrawal. Fourth, PayPal earns a return on certain customer balances. Finally, PayPal may earn ancillary revenues from a suite of financial products, including the PayPal-branded debit card, the PayPal-branded credit card and the PayPal Buyer Credit offering.
      We incur funding costs on payments at varying levels based on the source of the payment, with credit card and debit card funding costs being significantly higher than bank account or balance-funded payments. U.S. users who choose to maintain PayPal balances in U.S. dollars have the ability to sweep balances into the PayPal Money Market Fund. This Money Market Fund, which is invested in a portfolio managed by Barclays Global Fund Advisors, bore a current compound annual yield of 2.03% as of December 31, 2004.

Verification of PayPal’s Account Holders
      To fund payments from their bank accounts in the United States, the United Kingdom and Canada, senders must first become verified PayPal users. The primary method for verification is our Random Deposit technique. Under this technique, PayPal makes two deposits ranging from 1 to 99 cents to the user’s bank account. To verify ownership of the account, the user then enters the two amounts as a four-digit code at the PayPal website. In addition to allowing funding through bank accounts, verification also removes some spending limits on users’ accounts and gives them reputational advantages when transacting with other members of the PayPal community.

Withdrawing Money
      Each account holder in the U.S. and, as of December 31, 2004, in 23 other countries, may withdraw money from their PayPal account through an electronic fund transfer to his or her bank account or, in the U.S., by a mailed check from PayPal. Automated Clearing House, or ACH, withdrawals may take three to five business days to arrive in the account holder’s bank account, depending on the bank. Mailed checks may take one to two weeks to arrive, and PayPal charges $1.50 per check. Qualifying PayPal business users in the U.S. can receive a PayPal ATM/debit card, which provides instant liquidity to their PayPal account balances. ATM/debit cardholders can withdraw cash, for a $1.00 fee per transaction, from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard.

PayPal Value Proposition
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
      PayPal enables buyers to store their sensitive financial information online, and to pay merchants without sharing this information with them, or entering their information onto a website each time they make a purchase. To make payments, senders need to disclose only their email addresses to recipients. Similarly, to receive payments, recipients need to disclose only their email addresses to senders. Many buyers and sellers wary of disclosing financial information online find this high level of personal privacy attractive.
      PayPal offers online merchants an all-in-one payment processing solution that is cheaper than most merchant accounts, offers industry-leading fraud prevention, and enables merchants to access approximately 64 million customers in 45 countries.

      A merchant can open a PayPal account and begin accepting credit card payments within a few minutes. Merchants are approved instantly for a PayPal account, and do not need to provide a personal guaranty, acquire any specialized hardware, prepare an application, contact a payment gateway or encrypt customer data. Furthermore, PayPal charges lower transaction fees than most merchant accounts, and charges no setup fees and no recurring monthly fees.
      The account-based nature of PayPal’s network helps us to detect and prevent fraud when funds enter the PayPal network, as funds move within the network, and when they leave. Sellers can also reduce the risk of transaction losses due to unauthorized credit card use and fraudulent chargebacks entirely, if they comply with PayPal’s Seller Protection Policy.

PayPal Strategy
      We seek to extend our leading position and become the online payment network of choice around the world. To establish PayPal as the global payment standard in online payments, we will focus on, among other things, increased adoption of PayPal on the eBay Marketplace and expansion of PayPal’s merchant services, which are services for merchants who sell through their own websites.

Increase PayPal’s adoption on the eBay Marketplace
      eBay.com: In 2004, the U.S. Marketplace segment of eBay generated more than $18 billion in gross merchandise volume, which is a measure of the total value of all successfully closed listings between users on our marketplace. We intend to strengthen PayPal’s penetration into the payments area on the eBay Marketplace in the United States by continuing to integrate with eBay listings and seeking to add product features important to the eBay community. During 2004, we added features such as PayPal Buyer Credit and payment for postage and shipment insurance through PayPal, we expanded the free coverage afforded to buyers under the PayPal Buyer Protection Program from $500 to $1,000 per transaction (from £250 to £500 for British pound-denominated transactions), and we added PayPal Buyer Protection coverage for buyers from qualified U.K., Canadian and German sellers.
      International sites: Prior to 2004, PayPal was offered in a local language and currency in only three countries — the United States, Canada and the United Kingdom. As of December 31, 2004, PayPal was available in a local language and currency in five additional countries. PayPal plans to continue its expansion into new countries, while innovating on the product and adding new features to increase adoption by the eBay international community.
      As of December 31, 2004, PayPal was offered in a local language and currency in eight markets:

•	Austria	•	France	•	United States
•	Belgium	•	Germany	•	United Kingdom
•	Canada	•	Switzerland
      As of December 31, 2004, PayPal allowed its customers with credit cards to send payments from an additional 36 markets outside of the U.S., and to receive payments in 35 of those markets. In 15 of these markets, customers can withdraw funds to local bank accounts.
      Our international expansion into an increased number of markets and currencies makes cross-border transactions easier and more efficient, which benefits both the eBay Marketplace and PayPal.

Expand PayPal’s merchant services business in the U.S.
      We intend to continue to develop features and to market our global payments solution to spur our growth as a payment solution for sole proprietors and small and medium-sized businesses. During the past year, we added features that allow merchants to customize PayPal’s payment flows to their own websites, and to integrate PayPal more seamlessly into their checkouts. We also completely redesigned the PayPal home page to make it more user friendly for businesses, and rolled out a “PayPal For Business” campaign.

      We intend to continue to market the PayPal product to small and medium-sized businesses and large merchants, and enable them to add PayPal as a “payment mark” on their websites. These merchants will offer PayPal, alongside other payment methods, such as credit cards, checks and money orders.
      Finally, we will continue to identify transactions and markets not served adequately by existing payment systems and seek to develop product features that improve upon those legacy systems. For example, during the past year, we integrated PayPal with Apple iTunes and Napster.

Trust and Safety Programs
      We have developed a number of PayPal trust and safety programs, including PayPal’s Seller Protection Policy, Buyer Protection Policy and PayPal’s Money Back Guarantee. These programs provide certain additional protection to eBay users who pay, or receive payment, for their transactions through PayPal. In addition, our Fraud Investigation Team focuses on identifying and preventing fraud before it occurs, detecting fraud in process, mitigating loss if fraud does occur and delivering information to law enforcement around the world to better combat online fraud.
      Seller Protection Policy: PayPal’s Seller Protection Policy covers sellers for up to $5,000 on certain fraudulent transactions. In order to be eligible for 100% protection, PayPal sellers must adhere to certain steps which include: having a verified Business or Premier account; shipping goods, in a timely manner, to an eligible address; retaining proof of shipping which is trackable online and, for items with a value of over $250, requiring a signature receipt; accepting entire payment in a single transaction; and, responding to all PayPal inquiries in a timely manner.
      Buyer Protection Policy: With PayPal Buyer Protection, qualified purchases are eligible for up to $1,000 (or for up to £500 for British pound-denominated transactions) coverage at no cost. This program covers qualified purchases that the buyer has paid for, and either has never received, or has received but where significantly different than described in the listing. When a buyer files a claim through PayPal Buyer Protection, we work with both the buyer and seller to gather the details of the transaction. We investigate the facts of the case and make an effort to come to a fair conclusion. For a purchase to be eligible for this coverage, the PayPal Buyer Protection icon must be displayed in the Seller Information box on the eBay listing, the item purchased must be a physical item, PayPal must be used to pay for the item, and the buyer must use the seller’s e-mail address associated with the listing. Claims must be filed within 45 days of PayPal payment, and buyers are limited to three PayPal Buyer Protection refunds per year.
      Money Back Guarantee: When a payment is made on the PayPal website, users are often given the option to buy a Money Back Guarantee to protect the purchase of physical goods. If a Money Back Guarantee is purchased, buyers will have the option to return the merchandise to us in exchange for a reimbursement (not including the guarantee fee), provided that they file a complete reimbursement request within 45 days of payment. This program is only offered for transactions involving tangible goods of less than $1,000 with pre-qualified sellers. In addition, we may take additional criteria into account in deciding whether to offer the Money Back Guarantee on a particular transaction.
Technology

eBay Platform
      The eBay platform is composed of a scalable transaction processing system, consumer user interface, and externally accessible Application Programming Interface, or API, for third-party integrations. The scalable system is primarily based on internally developed proprietary software, but also includes selected vendor components. The eBay platform supports the full selling and buying processes, including initial registration for the service, placing bids and managing outbids, listing items for sale, and auction close. The eBay platform also manages various notifications for sellers and buyers, including daily status updates, bid and outbid notices, registration confirmations, account change notices, billing notices, and end-of-auction notices. The platform maintains user registration information, billing accounts, current item listings and historical listings. All information is regularly archived for record-keeping and analysis purposes. The platform regularly updates a comprehensive search engine with the titles and descriptions of items, as well as pricing and bidding updates for active items. The platform also updates the seller’s billing account every time an item is listed, a feature is selected, or an auction closes with a bid in excess of the seller-specified minimum bid. The platform sends electronic invoices to all sellers at least monthly. In addition to these features, the eBay service supports a community bulletin board and chat areas where users and eBay customer support personnel can interact. Overall system volume on the eBay platform is significant, with peak usage in 2004 of approximately 890 million page views per day and 7.7 gigabits of outbound data traffic per second.
      Our eBay platform is designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. eBay seeks to provide availability 24 hours a day, seven days a week. Substantially all of our system hardware is hosted at Cable & Wireless and Qwest facilities in San Jose, California, an eBay-owned data center in Denver, Colorado, and a Sprint Communications facility in Sacramento, California. Each of these facilities provides redundant communications lines and emergency power backup. Although our systems have been designed around industry-standard architecture to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption, and we do not maintain fully redundant systems. For more information regarding these risks, see the information in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — System failures could harm our business.”
      Our eBay platform consists of Sun database servers running Oracle relational database management applications with a mix of Sun and Hitachi storage devices, along with a suite of Pentium-based Internet servers running the Windows NT and Linux operating systems. We use F5 Networks’ load balancing systems and our own redundant servers along with select software from Veritas to provide for fault tolerance, and we use IBM’s WebSphere application server for certain platform functions. In 2004 we completed the implementation of a new billing and collections system from CSG Systems. We must continually improve our systems to accommodate the increasing levels of use of our websites. In addition, we may need to develop or license additional technology in order to add new features and functionality to our services. If we are unable to upgrade or effectively integrate our technology, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume our business could be harmed. For more information regarding these risks, see the information in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — Our failure to manage growth could harm our business.”
      Our competitive space is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance, features and reliability of our services in response to competitive services and product offerings and evolving demands of the Internet. Also, due to the potential growth in our customer base and number of listings, we anticipate that expansion will be required. If we fail to adapt to any of these changes and to our anticipated growth, our business would be harmed. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. In 2004, we completed our migration to a new software architecture intended to facilitate continued stability, improved scalability, and enhanced efficiency on the eBay Marketplace. The new architecture now serves nearly 100% of the site traffic of the eBay Marketplace.

PayPal Platform
      Our PayPal technology is designed to assure user access to the PayPal website. We focus much of PayPal’s development efforts on creating specialized software that enhances its Internet-based customer functionality. One of PayPal’s key challenges remains building and maintaining a scalable and reliable system, capable of handling traffic and transactions for a growing customer base. Most major components of our PayPal network reside at our facilities in San Jose, California, at an eBay-owned data center in Denver, Colorado, at an Equinix data center in San Jose, California, and at our PayPal operations and customer support facility in Omaha, Nebraska.

      Due to the financial nature of the PayPal product, we seek to offer a high level of data security in order to build customer confidence and to protect our customers’ private information. We have designed our PayPal security infrastructure to protect data from unauthorized access, both physically and over the Internet. PayPal’s most sensitive data and hardware reside at the Denver and Equinix data centers. These data centers have redundant connections to the Internet, as well as fault-tolerant power and fire suppression systems. Due to PayPal’s special security needs, we house our PayPal equipment in physically secure areas and we tightly control physical access to our systems. PayPal’s systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruption if the operators of these facilities have financial difficulties. For more information regarding these risks, see the information in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — System failures could harm our business.”
      Multiple layers of network security and network intrusion detection devices further enhance the security of our PayPal systems. We segment various components of the system logically and physically from each other on our PayPal networks. Components of the system communicate with each other via Secure Sockets Layer, or SSL, an industry-standard communications security protocol, and require mutual authentication. Finally, we store all customer data we deem private or sensitive only in encrypted form in our PayPal database. PayPal decrypts data only on an as-needed basis, using a specially designated component of our PayPal system that requires authentication before fulfilling a decryption request.
Competition
      We encounter vigorous competition in our business from numerous sources. Our users can find, buy, sell, and pay for similar items through a variety of competing channels. These include but are not limited to, online and offline retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, classifieds, directories, search engines, products of search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business) and online and offline shopping channels and networks. As our product offerings continue to broaden into new categories of items and new trading formats, we expect our competition to continue to broaden to include other online and offline channels for those new offerings. We also compete on the basis of price, product selection, and services. For our PayPal service, our users may choose to pay through a variety of alternative means, including other online payment services, offline payment methods such as cash, check or money order, and traditional online or offline credit card merchant accounts. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a material adverse effect on our business, financial position, operating results, cash flows and reduce the value of our stock. We believe that we will be able to maintain profitability by preserving and expanding the abundance and diversity of our users’ online community and enhancing our user experience, but there can be no assurance that we will be able to continue to manage our operating expenses to mitigate a decline in consolidated net income. For more information regarding these risks, see the information in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — Our industry is intensely competitive.”
Seasonality
      Our results of operations historically have been seasonal because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. We have historically experienced our strongest quarters of online sequential growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, especially in the fourth fiscal quarter. We expect these patterns of seasonality to continue as our websites gain acceptance by a broader base of mainstream users. In addition, as our business matures, transaction activity patterns on our websites increasingly mirror general consumer buying patterns, both online and offline.

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
      We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and by using the domain name dispute resolution system. As a result, we actively pursue the registration of our trademarks, copyrights, patents and domain names in the U.S. and other major countries. We must also protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive, may require litigation, and may not be successful in every location. We have registered or applied for our “eBay” trademark in the U.S. and over 50 non-U.S. jurisdictions and have in place an active program to continue securing the “eBay” and “PayPal” domain names in major non-U.S. jurisdictions. We have filed to protect our rights to the “eBay” and “PayPal” names in certain new top-level domains such as “.biz”, “.info” and “.us” that have become operational more recently. Our inability to secure our trademarks or domain names could adversely affect us in any jurisdiction in which we are not able to register.
      Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We currently are involved in several such legal proceedings. Please see the information in “Item 3: Legal Proceedings” and in Item 7 under “Risk Factors That May Affect Results of Operations and Financial Condition — We are subject to intellectual property and other litigation” and “— We may be unable to protect or enforce our own intellectual property rights adequately.”
Employees
      As of December 31, 2004, eBay Inc. and its consolidated subsidiaries employed approximately 8,100 people (excluding approximately 600 temporary employees), of whom approximately 5,900 were located in the United States (excluding approximately 500 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and on our continuing ability to find and retain highly qualified technical and managerial personnel.
Segments
      Reporting segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.
      The U.S. Marketplace segment includes U.S. online marketplace trading platforms other than our PayPal subsidiary. The International Marketplace segment includes our international online marketplace trading platforms other than our PayPal subsidiary. The Payments segment includes our global payments platform consisting of our PayPal subsidiary. The Payments amounts reflect the historical operations of our former Billpoint subsidiary and PayPal’s operations for the post-acquisition period from October 4, 2002 through December 31, 2004. We completed our planned wind-down of Billpoint in the first half of 2003.
      The financial information used by our chief operating decision-maker is focused on revenues and direct costs of the particular segment. Direct contribution consists of net revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control, such as site operations costs, product development expenses, and certain other general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

      For an analysis of financial information about geographic areas as well as our segments, see “Note 4 — Segments” of the notes to our consolidated financial statements incorporated herein.
Available Information
      Our Internet address is www.ebay.com. Our investor relations website is located at http://investor.ebay.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form  10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 2:	PROPERTIES
      We own and lease various properties in the United States and in 17 other countries around the world. We use the properties for corporate, administrative, customer support and other general business needs. Our corporate headquarters are located in San Jose, California. As of December 31, 2004, our owned and leased properties provided us with aggregate square footage of approximately 730,000 and 1.4 million, respectively, and the total square footage occupied by our U.S. Marketplace, International Marketplace and Payments segments totaled approximately 800,000, 650,000 and 450,000, respectively. As of December 31, 2004, the remaining total square footage of our owned and leased properties were either sublet or were being marketed for sublet.
      From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.
      For a discussion of the accounting treatment of our leased corporate headquarters that we will purchase on March 1, 2005, see “Note 8 — Long-Term Obligations” of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

ITEM 3:	LEGAL PROCEEDINGS
      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex has appealed the ruling to the German Federal Supreme Court. In March 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court issued its written decision in that case in September 2004. Although it is not yet clear what effect the reasoning of the German Federal Supreme Court’s ricardo.de decision would have when applied to eBay, we believe the Court’s decision will likely not require any significant change in our business practices.
      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees. Oral arguments for the appeals were heard on October 5, 2004. The U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit, and on January 26, 2005, the Patent and Trademark Office issued a ruling rejecting all of MercExchange’s claims under the patent that related to online auctions. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our appeal of and defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them not infringe the two patents that we were found to have infringed. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees or modify our business practices in an adverse manner. We recorded an operating charge in the amount of $30.0 million, reflecting the $29.5 million judgment, together with our estimate for pre-judgment interest of $0.5 million. The charge and the related estimated tax benefit of $12.1 million were reflected in our consolidated statement of income as patent litigation expense in the year ended December 31, 2003.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction discovery. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, but the court’s approval could be appealed. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, which still must be approved by the court. The parties expect that a plan of allocation will be submitted to the court in the first quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.

      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. The plaintiffs have not yet served eBay with the complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
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

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      Our common stock has been traded on The Nasdaq Stock Marketsm under the symbol “EBAY” since September 24, 1998. The following table sets forth the intra-day high and low per share bid prices of our common stock (after giving retroactive effect to all previous stock splits, including the recent two-for-one stock split effective February 16, 2005) for the periods indicated, as reported by The Nasdaq Stock Market.

	High	Low

Year Ended December 31, 2003
First Quarter	$22.61	$16.88
Second Quarter	26.44	21.38
Third Quarter	29.47	24.94
Fourth Quarter	32.40	25.32
Year Ended December 31, 2004
First Quarter	36.02	31.30
Second Quarter	47.07	34.53
Third Quarter	47.95	35.73
Fourth Quarter	59.21	45.22
      As of February 18, 2005, there were approximately 2,800 holders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.
Dividend Policy
      We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.
Equity Compensation Plans
      For information on securities authorized for issuance under our equity compensation plans, refer to “Equity Compensation Plan Information” under Item 12, which is included elsewhere in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
      We did not repurchase any of our equity securities during the quarter ended December 31, 2004.

ITEM 6:	SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial and supplemental operating data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended, and as of, December 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect all previous stock splits, including our recent two-for-one stock split, effective February 16, 2005.

	Year Ended December 31,

	2000	2001	2002(1)	2003	2004

	(In thousands, except per share amounts)
Consolidated Statement of Income Data:
Net revenues	$431,424	$748,821	$1,214,100	$2,165,096	$3,271,309
Cost of net revenues	95,453	134,816	213,876	416,058	614,415

Gross profit	335,971	614,005	1,000,224	1,749,038	2,656,894

Operating expenses:
Sales and marketing	166,767	253,474	349,650	567,565	857,874
Product development	55,863	75,288	104,636	159,315	240,647
General and administrative	73,027	105,784	171,785	302,703	415,725
Patent litigation expense	—	—	—	29,965	—
Payroll tax on employee stock options	2,337	2,442	4,015	9,590	17,479
Amortization of acquired intangible assets	1,433	36,591	15,941	50,659	65,927
Merger related costs	1,550	—	—	—	—

Total operating expenses	300,977	473,579	646,027	1,119,797	1,597,652

Income from operations	34,994	140,426	354,197	629,241	1,059,242
Interest and other income, net	46,337	41,613	49,209	37,803	77,867
Interest expense	(3,374)	(2,851)	(1,492)	(4,314)	(8,879)
Impairment of certain equity investments	—	(16,245)	(3,781)	(1,230)	—

Income before cumulative effect of accounting change, income taxes and minority interests	77,957	162,943	398,133	661,500	1,128,230
Provision for income taxes	(32,725)	(80,009)	(145,946)	(206,738)	(343,885)
Minority interests	3,062	7,514	(2,296)	(7,578)	(6,122)

Income before cumulative effect of accounting change	48,294	90,448	249,891	447,184	778,223
Cumulative effect of accounting change, net of tax	—	—	—	(5,413)	—

Net income	$48,294	$90,448	$249,891	$441,771	$778,223

Net income per basic share:
Income before cumulative effect of accounting change	$0.05	$0.08	$0.22	$0.35	$0.59
Cumulative effect of accounting change	—	—	—	(0.00)	—

Net income per basic share	$0.05	$0.08	$0.22	$0.35	$0.59

Net income per diluted share:
Income before cumulative effect of accounting change	$0.04	$0.08	$0.21	$0.34	$0.57
Cumulative effect of accounting change	—	—	—	(0.00)	—

Net income per diluted share	$0.04	$0.08	$0.21	$0.34	$0.57

Weighted average shares:
Basic	1,007,104	1,075,884	1,149,984	1,276,576	1,319,458

Diluted	1,121,384	1,122,380	1,171,280	1,313,314	1,367,720

	December 31,

	2000	2001	2002	2003		2004

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$201,873	$523,969	$1,109,313	$1,381,513		$1,330,045
Short-term investments	354,166	199,450	89,690	340,576		682,004
Long-term investments	218,197	286,998	470,227	934,171		1,266,289
Working capital	538,022	703,666	1,082,234	1,498,606		1,826,279
Total assets	1,182,403	1,678,529	4,040,226	5,820,134		7,991,051
Short-term obligations	15,272	16,111	2,970	2,840		124,272	(2)
Long-term obligations	11,404	12,008	13,798	124,476	(2)	75
Total stockholders’ equity	1,013,760	1,429,138	3,556,473	4,896,242		6,728,341

(1)	Includes the results of PayPal subsequent to our acquisition on October 3, 2002.

(2)	Includes a lease obligation totaling $122.5 million that was reclassified as short-term in 2004 as the lease will expire on March 1, 2005, at which time we will purchase the facility. See “Note 8 — Long-Term Obligations” in the notes to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview

About eBay
      We pioneered online trading by developing an Internet-based marketplace in which a community of buyers and sellers are brought together in an entertaining, intuitive, easy-to-use environment to browse, buy and sell an enormous variety of items. Through our PayPal service, we enable any business or consumer with email to send and receive electronic payments securely, conveniently and cost-effectively.

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics
      Members of our senior management team regularly review key operating metrics such as new users, active users, listings and gross merchandise volume as well as new user accounts and total payment volume processed by our wholly owned PayPal subsidiary. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our marketplace and our global payments platform, and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Our expectations for growth
      We expect that our growth in net revenues during 2005 will result primarily from increased net transaction revenues across our U.S. Marketplace, International Marketplace and Payments segments. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion for both our eBay Marketplace and our PayPal businesses, customer support, site operations, marketing and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business as well as to build the infrastructure necessary to support long-term growth. In addition, to the extent that the U.S. dollar strengthens against foreign currencies, and, in particular, the Euro and the British pound, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively impact our consolidated net revenues and, to the extent that they are not hedged, our net income.
      The detailed discussion of our consolidated financial results contained herein is intended to provide information to assist investors, analysts and other parties reading this report in understanding the key operating and financial measures summarized above as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Seasonality
      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2002
Net revenues	$245,106	$266,287	$288,779	$413,928 *
Current quarter vs prior quarter	12%	9%	8%	43%
2003
Net revenues	$476,492	$509,269	$530,942	$648,393
Current quarter vs prior quarter	15%	7%	4%	22%
2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%

*	Includes net revenues from PayPal subsequent to our acquisition on October 3, 2002.
      As our business matures, transaction activity patterns on our websites increasingly mirror general consumer buying patterns, both online and offline. We have historically experienced our strongest quarters of sequential growth in the first and fourth fiscal quarters. We expect this pattern of seasonality to continue.

Business Combinations
      Through both domestic and international acquisitions, we have continued to expand eBay’s global online marketplace. The financial results of entities acquired in purchase transactions are reflected in our consolidated results from the effective dates of each acquisition. The aggregate purchase price for completed acquisitions totaled $1.0 billion in 2004, $246 million in 2003, and $1.6 billion in 2002. We accounted for each acquisition as a purchase transaction and, accordingly, each purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Acquired intangible assets related to these purchases totaled $131 million in 2004, $29 million in 2003, and $286 million in 2002. See “Note 1 — The Company and Summary of Significant Accounting Policies” and “Note 3 — Business Combinations, Goodwill and Intangible Assets” to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
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

	Year Ended December 31,

	2002	2003	2004

Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	17.6	19.2	18.8

Gross profit	82.4	80.8	81.2

Operating expenses:
Sales and marketing	28.8	26.2	26.2
Product development	8.6	7.4	7.4
General and administrative	14.1	14.0	12.7
Patent litigation expense	—	1.4	—
Payroll tax on employee stock options	0.3	0.4	0.5
Amortization of acquired intangible assets	1.3	2.3	2.0

Total operating expenses	53.1	51.7	48.8

Income from operations	29.3	29.1	32.4
Interest and other income, net	4.1	1.7	2.4
Interest expense	(0.1)	(0.2)	(0.3)
Impairment of certain equity investments	(0.3)	(0.1)	—

Income before cumulative effect of accounting change, income taxes and minority interests	32.8	30.6	34.5
Provision for income taxes	(12.0)	(9.5)	(10.5)
Minority interests	(0.2)	(0.4)	(0.2)

Income before cumulative effect of accounting change	20.6	20.7	23.8
Cumulative effect of accounting change, net of tax	—	(0.3)	—

Net income	20.6%	20.4%	23.8%

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers on our eBay Marketplace and fees from payment processing services on our PayPal platform. Our net revenues have continued to grow each year, primarily as a result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, user gross merchandise volume on our eBay Marketplace platforms and payment transactions processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online trading experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded trust and safety programs.

     Net Revenues Summary

	Year Ended		Year Ended		Year Ended
	December 31,	Percent	December 31,	Percent	December 31,
	2002	Change	2003	Change	2004

	(In thousands, except percent changes)
Net Revenues by Type:
Net transaction revenues
U.S. Marketplace	$718,239	43%	$1,024,915	31%	$1,338,715
International Marketplace	297,485	121%	657,874	76%	1,157,472
Payments	93,303	360%	429,453	59%	680,813

Total net transaction revenues	1,109,027	90%	2,112,242	50%	3,177,000
Advertising and other non- transaction net revenues	105,073	(50)%	52,854	78%	94,309

Total net revenues	$1,214,100	78%	$2,165,096	51%	$3,271,309

Net Revenues by Segment:
U.S. Marketplace	$816,596	30%	$1,062,834	32%	$1,399,848
International Marketplace	302,136	120%	664,640	77%	1,173,759
Payments	95,368	359%	437,622	59%	697,702

Total net revenues	$1,214,100	78%	$2,165,096	51%	$3,271,309

Net Revenues by Geography:
U.S.	$897,701	57%	$1,406,512	34%	$1,889,936
International	316,399	140%	758,584	82%	1,381,373

Total net revenues	$1,214,100	78%	$2,165,096	51%	$3,271,309

      Net revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located. Our Payments segment net revenues include amounts earned internationally.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In millions)
Supplemental Operating Data:
U.S. and International Marketplace Segments:(1)
Confirmed registered users(2)	22.5	42.4	61.7	94.9	135.5
Active users(3)	—	17.8	27.7	41.2	56.1
Number of non-stores listings(4)	264.7	419.1	629.7	955.0	1,339.9
Number of stores listings(4)	—	4.0	8.6	16.0	72.7
Gross merchandise volume(5)	$5,422	$9,319	$14,868	$23,779	$34,168
Payments Segment:
Total accounts(6)	—	—	23.3	40.3	63.8
Active accounts(7)	—	—	7.9	13.2	20.2
Total number of payments(8)	—	—	39.2	229.8	339.9
Total payment volume(9)	—	—	$2,138	$12,226	$18,915

(1)	Marktplaats.nl in the Netherlands and mobile.de in Germany are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay’s trading platforms.

(3)	All users, excluding users of Baazee.com, Half.com, Internet Auction, Marktplaats.nl and mobile.de, who bid on, bought, or listed an item within the previous 12-month period. Includes users of eBay EachNet in China since the migration to the eBay platform in September 2004. Active user information not available for periods prior to 2001.

(4)	All listings on eBay’s trading platforms during the year, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed listings between users on eBay’s trading platforms during the year, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all personal, premier, or business accounts opened, excluding accounts that have been closed or locked.

(7)	All accounts that sent or received at least one payment through the PayPal system within the previous three-month period.

(8)	Total number of payments initiated through the PayPal system during the year, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the year.

(9)	Total dollar volume of payments initiated through the PayPal system during the year, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the year.
     The U.S. Marketplace segment includes our U.S. marketplace trading platforms, other than our PayPal subsidiary. The International Marketplace segment includes our international marketplace trading platforms excluding our PayPal subsidiary. The Payments segment includes our global payments platform consisting of our PayPal subsidiary. The Payments segment reflects the historical operations of our former Billpoint subsidiary and of PayPal’s operations for the periods subsequent to our acquisition of PayPal on October 3, 2002. We completed our planned wind-down of Billpoint in the first half of 2003.
      Our net revenues result from fees associated with our transaction, advertising and other services in our U.S. Marketplace, International Marketplace and Payments segments. Net transaction revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from advertising are derived principally from the sale of banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and also from offline services provided by our former Butterfields and Kruse subsidiaries, which were divested in the second half of 2002.
      The successive year-over-year growth in net revenues from 2002 through 2004 was primarily the result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, gross merchandise volume and payment transactions processed by PayPal. Our net revenue growth during the year ended December 31, 2003 also reflects a full year of payment transactions processed by PayPal, which we acquired in October 2002.

eBay Marketplace Net Transaction Revenues
      Total net transaction revenues from the U.S. and International Marketplace segments in aggregate increased 48% in 2004, 66% in 2003, and 73% in 2002, compared to the respective prior year. The growth in both U.S. Marketplace and International Marketplace segment net transaction revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, active users, listings and gross merchandise volume. Gross merchandise volume from the U.S. and International Marketplace segments together increased 44% in 2004 and 60% in both 2003 and 2002, compared to the respective prior year. U.S. and International Marketplace segment net transaction revenues as a percentage of user gross merchandise volume was 7.3% for 2004, 7.1% for 2003, and 6.8% for 2002. The increases in 2004 and 2003 reflected increased feature adoption and the impact of our fee increases implemented in those years. In addition, there was gross merchandise volume growth across all major categories, with the motors, clothing & accessories, consumer electronics, home & garden, books/movies/music, sports, and computer categories having the most significant dollar impact.
      The number of active users on the eBay platform increased 36% during 2004 to 56.1 million at December 31, 2004. Active users increased 49% during 2003 to 41.2 million at December 31, 2003, from 27.7 million at December 31, 2002. We believe that increases in user activity are largely the result of our promotional efforts and our emphasis on helping our user community be successful through the introduction of new site features and functionality and expanded trust and safety programs, in addition to our international expansion.

      The number of items listed on eBay’s trading platforms increased 45% to 1.4 billion in 2004, from 971.0 million in 2003, and increased 52% in 2003 from 638.3 million in 2002. This percentage growth in listings was experienced across our U.S. and, more significantly, our international platforms.

U.S. Marketplace Segment
      U.S. Marketplace segment net transaction revenues increased 31% in 2004, 43% in 2003, and 51% in 2002, compared to the respective prior year. Gross merchandise volume from the U.S. Marketplace segment increased 27% in 2004, and 41% in 2003 and 2002, respectively. The U.S. Marketplace is our largest and most developed business. Net transaction revenues derived from the U.S. Marketplace segment represented 42% of the total net transaction revenues in 2004. We expect net transaction revenues from our U.S. Marketplace segment to increase in 2005, but to decrease as a percentage of total eBay Marketplace net transaction revenues as the International Marketplace segment grows in significance. In addition, even as the U.S. Marketplace segment continues to grow in absolute terms, we expect its growth rate in 2005 to be lower than that of 2004.

International Marketplace Segment
      International Marketplace segment net transaction revenues increased 76% in 2004, 121% in 2003, and 168% in 2002, compared to the respective prior year. International Marketplace segment net transaction revenues as a percentage of total net transaction revenues was 36% in 2004, 31% in 2003 and 27% in 2002. Gross merchandise volume from the International Marketplace segment increased 70% in 2004, 102% in 2003, and 126% in 2002, compared to the respective prior year. For 2004, the growth in our International Marketplace segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues, was primarily the result of strong performances in the United Kingdom and South Korea and a solid performance in Germany. The relative strength of foreign currencies against the U.S. dollar resulted in increased net revenues of approximately $117.0 million during 2004, when compared to the results if the weighted-average foreign currency exchange rates used in the preparation of our 2003 consolidated financial statements were used. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect that the growth rates of our International Marketplace segment transaction net revenues will continue to decline in 2005, although we expect such revenues to grow in significance relative to our total eBay Marketplace as we continue to develop and deploy our global online trading platform during 2005.

Payments Segment Net Transaction Revenues
      Payments segment net transaction revenues increased 59% in 2004, 360% in 2003 and 452% in 2002, compared to the respective prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 21% in 2004, 20% in 2003, and 8% in 2002. The growth in our Payments segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues is primarily the result of increases in PayPal transaction volume driven primarily by the growth in the eBay Marketplace and, for 2003 and 2002, our acquisition of PayPal in October 2002.
      During 2004, over $18.9 billion in total payment volume was transacted on the PayPal platform as compared to $12.2 billion during 2003. As of December 31, 2004, PayPal had 63.8 million accounts, compared to 40.3 million accounts at December 31, 2003. Our Payments segment net transaction revenues as a percentage of total payment volume was 3.6% in 2004 and 3.5% in 2003. The growth in Payments net transaction revenues was positively affected by PayPal’s continued penetration of eBay Marketplace transactions in all countries, particularly in the United States and the United Kingdom. Further, Payments net transaction revenues have grown in connection with the increase in our eBay Marketplace gross merchandise volume during 2003 and 2004. The relative strength of foreign currencies, primarily the Euro, against the U.S. dollar and the British pound, resulted in increased net revenues of approximately $12.9 million during 2004 when compared to the results if the weighted-average foreign currency exchange rates used in the preparation of our 2003 consolidated financial statements were used.

      Net transaction revenues from the Payments segment earned internationally totaled $207.6 million in 2004 and $93.9 million in 2003, representing 30.5% and 21.9% of total Payments segment net transaction revenue, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect the Payments segment net transaction revenues to increase in total during 2005 and for net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We also expect that the Payments segment net transaction revenues will increase as a percentage of total net transaction revenues in 2005.

Advertising and Other Non-Transaction Net Revenues
      Advertising and other non-transaction net revenues increased in total and as a percentage of total net revenues in 2004 as compared to 2003. Advertising and other net revenues totaled $94.3 million in 2004, $52.9 million in 2003 and $105.1 million in 2002. These amounts as a percentage of total net revenues represented 3% in 2004, 2% in 2003 and 9% in 2002. We continue to view our business as primarily transaction driven and we expect advertising and other net revenues to continue to represent a relatively small proportion of total net revenues during 2005.

Cost of Net Revenues

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Cost of net revenues	$213,876	95%	$416,058	48%	$614,415
As a percentage of net revenues	17.6%		19.2%		18.8%
      Cost of net revenues consists primarily of costs associated with payment processing, site operations, and certain types of customer support. Significant cost components include bank charges, credit card interchange, other payment processing costs, employee compensation and facilities costs for our customer support and site operations, depreciation of equipment and amortization of required capitalization of major site and product development costs.
      The increase in cost of net revenues during 2004 was primarily due to an increase in the volume of transactions on the PayPal and eBay websites and continued development and expansion of our customer support and site operations infrastructure. The decrease in cost of net revenues as a percentage of net revenues was primarily due to eBay’s Marketplace’s site operations costs growing at a slower rate than net revenues. Payment processing costs increased to $305.1 million in 2004 from $215.7 million in 2003, due to the increase in PayPal’s total payment volume and increased payment processing costs related to the growth of our eBay Marketplace activity. Aggregate customer support and site operations costs increased $105.3 million during 2004, compared to the prior year, and resulted primarily from an increase in headcount and related employee costs and consultant costs of approximately $37.1 million and increased facilities costs of approximately $16.2 million. In addition, aggregate depreciation of site equipment and amortization of capitalized software development costs increased $36.0 million as compared to 2003. Costs of net revenues are expected to increase in total and to decrease slightly as a percentage of net revenues during 2005.
      Cost of net revenues increased in total and slightly as a percentage of net revenues in 2003 as compared to 2002. The increase in absolute dollars was due to a full year of payment processing costs resulting from our acquisition of PayPal in October 2002, an increase in the volume of transactions on the eBay websites, and continued development and expansion of our customer support and site operations infrastructure. The increase in cost of net revenues as a percentage of net revenues was primarily due to the impact of PayPal’s higher structural costs relating to payment processing offset, in part, by eBay’s site operations costs growing at a slower rate than net revenues. Payment processing costs, which consist of credit card interchange fees, bank charges and other processing charges increased by approximately $94.9 million in 2003, reflecting the full year of PayPal activity in 2003, the substantial increase in PayPal’s total payment volume and increased payment processing costs related to our eBay fees. Aggregate customer support and site operations costs increased

$80.0 million during 2003, compared to the prior year, and resulted primarily from an increase in headcount and related employee costs of approximately $26.5 million. In addition, aggregate depreciation of site equipment and amortization of capitalized software development costs increased $21.5 million as compared to 2002.

Operating Expenses

Sales and Marketing

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Sales and marketing	$349,650	62%	$567,565	51%	$857,874
As a percentage of net revenues	28.8%		26.2%		26.2%
      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.
      Sales and marketing expenses increased in 2004, but remained consistent as a percentage of total net revenues due to our continued investment in growing our user base and our development of new media campaigns. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increases. Combined advertising and marketing costs increased $169.8 million in 2004, compared to the prior year. This increase was primarily the result of our internet marketing and domestic and international television and radio advertising campaigns as well as several category-focused print campaigns. Employee-related costs increased by $68.4 million in 2004 as we continued to expand our domestic and international operations. Sales and marketing expenses are expected to increase in total and as a percentage of net revenues during 2005. In addition, our 2005 online marketing expenses will likely increase both in total and slightly as a percentage of revenues because of increases in the volume of online advertising that we expect to purchase in order to attract new customers and increase the activity on our websites including growth initiatives in sales and marketing activities in our U.S. and International Marketplaces, including China.
      Sales and marketing expenses increased in 2003, but decreased as a percentage of total net revenues due to cost efficiencies in our business and the acquisition of PayPal, which has a significantly lower sales and marketing requirement as PayPal benefits from eBay customer acquisitions. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the dollar increases. Combined advertising and marketing costs increased $155.2 million in 2003, as compared to the prior year. This increase was primarily the result of our marketing programs directed towards our internet marketing and national television advertising campaigns as well as several category-focused print campaigns. Employee-related costs increased by $34.0 million in 2003 as we continued to expand our international operations.

Product Development

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Product development	$104,636	52%	$159,315	51%	$240,647
As a percentage of net revenues	8.6%		7.4%		7.4%
      Product development expenses consist primarily of employee compensation, consultant costs, facilities costs and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our “V3” platform architecture, migration of certain platforms, global billing, seller tools and payment gateway projects. These capitalized costs totaled $41.3 million in 2004, $38.5 million in 2003 and $15.5 million in 2002, and are reflected as a cost of net revenues when amortized in future periods. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.

      The increase in product development expenses in 2004, as compared to the prior year, was primarily the result of increased headcount and consultant costs. The headcount growth was focused on hiring new employees for various platform development initiatives at eBay and PayPal in addition to our international expansion of both platforms. Our development staff increased approximately 48% from approximately 1,000 at December 31, 2003 to approximately 1,500 at December 31, 2004. In addition, our consultant costs increased by approximately $13.4 million. Product development expenses are expected to increase in total and may increase slightly as a percentage of net revenues in 2005, as we develop new site features and functionality and continue to improve and expand operations across all our segments including the U.S. Marketplace, China, and PayPal Merchant Services.
      The increase in product development expenses in 2003, as compared to the prior year, was primarily the result of increased headcount and computer equipment depreciation. These increases were partially offset by the amounts capitalized in connection with major site and other product development efforts in 2003. The headcount growth was focused on hiring new employees for various platform development initiatives at eBay and PayPal. Our product development employees increased approximately 59% from approximately 600 at December 31, 2002 to approximately 1,000 at December 31, 2003.

General and Administrative

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
General and administrative	$171,785	76%	$302,703	37%	$415,725
As a percentage of net revenues	14.1%		14.0%		12.7%
      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance and professional fees.
      General and administrative expenses increased in total, but decreased as a percentage of net revenues in 2004, as compared to the prior year. The dollar increase was due primarily to employee related costs, fees for external professional advisors, including Sarbanes-Oxley compliance costs, and payment transaction loss expenses. The increases in employee related costs resulted from growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations, increased regulatory demands, and the integration of acquired businesses. We increased our general and administrative employees from approximately 1,900 at December 31, 2003 to approximately 2,700 at December 31, 2004. This increase related primarily to the addition of employees in our eBay trust and safety functions. Consultant and employee related costs increased by approximately $53.8 million during 2004 as compared to the prior year. PayPal’s payment transaction loss increased by approximately $14.1 million, to $50.5 million at December 31, 2004, reflecting the increase in activity in the Payments segment in addition to the expansion of our PayPal Buyer Protection Program. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.27% in 2004 compared to 0.30% in 2003. The decrease in this percentage from 2003 to 2004 was offset in part by the increase in coverage for our PayPal Buyer Protection Program. With our continued investment, primarily in the expansion in our Marketplace and Payments segments, and related corporate functions, we expect general and administrative expenses to increase during 2005.
      The increase in general and administrative expenses in 2003 was due primarily to employee and facilities related costs, fees for external professional advisors, payment transaction loss expenses resulting from our acquisition of PayPal and charges associated with various legal matters. The increases in employee and facilities related costs resulted from the addition of PayPal employees in various trust and safety functions as well as continued headcount growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations and the integration of acquired businesses. We increased our general and administrative staff from approximately 1,300 at December 31, 2002 to approximately 1,900 at December 31, 2003. Fees for external professional advisors increased by $10.4 mil-

lion. Charges associated with various legal matters recorded in general and administrative expense totaled $8.6 million. PayPal’s payment transaction loss increased $28.6 million in 2003, reflecting a full year of consolidated operations.
      In February 2004, we began migrating eBay users from our legacy billing system to a newly implemented billing system. As we managed this migration, we delayed billing cycles to facilitate the migration process and to allow additional time for quality assurance reviews. The delay in billing cycles continued for the remainder of the year and resulted in an increase in the average days our customer account balances were outstanding. Although we believe this change in account balance aging is a temporary condition, our historical experience indicates an increased risk of collection for aged accounts receivable balances. Accordingly, our provision for doubtful accounts during the year ended December 31, 2004 increased to a total of $85.4 million, or 2.6% of net revenues, compared to $44.3 million, or 2.0% of net revenues, during the year ended December 31, 2003. The allowance for doubtful accounts receivable at December 31, 2004 was $67.9 million.

Patent Litigation Expense

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Patent litigation expense	$—	N/A	$29,965	N/A	$—
As a percentage of net revenues	N/A		1.4%		N/A
      Patent litigation expense during 2003 relates to the accrual of an August  6, 2003 court judgment resulting from the MercExchange patent infringement lawsuit. See “Note 10 — Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Payroll Tax on Employee Stock Options

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Payroll tax on employee stock options	$4,015	139%	$9,590	82%	$17,479
As a percentage of net revenues	0.3%		0.4%		0.5%
      We are subject to employer payroll taxes on employee gains from the exercise of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period in which such options are exercised and sold based on actual gains realized by employees. The increases in 2004 and 2003 as compared to the respective prior years were primarily a result of larger individual gains recognized on stock option exercises by our employees during periods in which our stock price was high relative to historic levels. Our results of operations and cash flows could vary significantly depending on the actual period that stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed. In general, we expect payroll taxes on employee stock option gains to increase during periods in which our stock price is high relative to historic levels.

Amortization of Acquired Intangible Assets

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Amortization of acquired intangible assets	$15,941	218%	$50,659	30%	$65,927
As a percentage of net revenues	1.3%		2.3%		2.0%
      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in online trading. These purchase transactions generally result in the creation of acquired intangible assets and lead to a corresponding increase in the amortization expense in future periods.

      Intangible assets include purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, using the straight-line method over estimated useful lives ranging from one to eight years.
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Our annual impairment test was carried out as of August 31, 2004 and we determined that there was no impairment. There were no events or circumstances from that date through December 31, 2004 that would impact this assessment.
      We expect amortization of acquired intangible assets will increase in 2005 as a result of the intangible assets associated with our acquisitions of mobile.de and Marktplaats.nl, as well as our additional investment in Internet Auction during 2004 and our recent acquisition of Rent.com. Amortization of acquired intangible assets will also increase should we make additional acquisitions in the future.

Non-Operating Items

Interest and Other Income, Net

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Interest and other income, net	$49,209	(23)%	$37,803	106%	$77,867
As a percentage of net revenues	4.1%		1.7%		2.4%
      Interest and other income, net consists primarily of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other non-operating transactions.
      Our interest and other income, net increased in total and as a percentage of net revenues during 2004 as compared to the prior year, primarily as a result of gains from the sale of an equity investment and amendments to certain sublease agreements. In addition, we recorded increased interest income primarily due to higher investment balances, and increased cash and cash equivalents balances. The weighted-average interest rate of our portfolio increased to 1.7% in 2004 from 1.6% in 2003. We expect that interest and other income, net, will remain generally comparable in total to 2004 during 2005.
      Our interest and other income, net decreased in total and as a percentage of net revenues during 2003, primarily as a result of one-time gains recognized in 2002 from the sale of certain subsidiaries, real estate properties and an equity investment that totaled $20.3 million. This decrease was offset, in part, by increased investment income on a larger aggregate balance of cash, cash equivalents and investments even though the weighted-average interest rate of our portfolio declined to 1.6% in 2003 from 2.8% in 2002.

Interest Expense

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Interest expense	$1,492	189%	$4,314	106%	$8,879
As a percentage of net revenues	0.1%		0.2%		0.3%
      Interest expense consists of interest charges on our consolidated lease arrangement related to our San Jose headquarters office facilities, capital leases, and mortgage notes.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In accordance with the provisions of this standard, we have included our San Jose headquarters lease arrangement in our consolidated financial statements effective July 1, 2003. Beginning July 1, 2003, our consolidated statement of income reflects the reclassification of lease payments on our San Jose headquarters office facilities from operating expense to interest expense. The increase in interest expense during 2003, compared to the prior year, was primarily the result of the inclusion of interest payments on our San Jose headquarters office facilities. The increase in interest expense during 2004 is primarily the result of the inclusion of these interest payments for a full year in 2004. We expect our interest expense will decrease both in total and as a percentage of net revenue during 2005 due to the acquisition of the San Jose headquarters office facilities at the expiration of the lease arrangement on March 1, 2005.

Impairment of Certain Equity Investments

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Impairment of certain equity investments	$3,781	(67)%	$1,230	N/A	$—
As a percentage of net revenues	0.3%		0.1%		N/A
      During 2003 and 2002, we recorded impairment charges totaling $1.2 million and $3.8 million, respectively, as a result of the deterioration of the financial condition of certain of our private and public equity investees. We identified these impairment losses as part of our normal process of assessing the quality of our investment portfolio. The impairment loss reflects a decline in fair value and other market conditions that we believe are other than temporary. We expect that the fair value of our equity investments will fluctuate from time to time and future impairment assessments may result in additional charges to our operating results. We did not record any impairment of our equity investments during 2004.

Provision for Income Taxes

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Provision for income taxes	$145,946	42%	$206,738	66%	$343,885
As a percentage of net revenues	12.0%		9.5%		10.5%
Effective tax rate	37%		32%		30%
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
      The lower effective tax rates in 2004 and 2003 as compared to the respective prior years reflect the increasing profit contribution from our international operations that are subject to lower tax rates.
      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have evaluated our deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that is not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a full valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to use up to $158.6 million of deferred tax assets to reduce future income tax liabilities. Should a valuation allowance no longer be required, the reversal of the valuation allowance will be reflected as an increase in additional paid-in capital rather than a reduction of the income tax provision.

Minority Interests

		Percent		Percent
	2002	Change	2003	Change	2004

	(In thousands, except percentages)
Minority interests	$(2,296)	(230)%	$(7,578)	19%	$(6,122)
As a percentage of net revenues	0.2%		0.4%		0.2%
      Minority interests represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in various of our subsidiaries during 2004, 2003 and 2002.
      The change in minority interests in 2004 is due primarily to our acquisition of an additional 37.9% ownership interest in Internet Auction.
      The change in minority interests in 2003 primarily resulted from the minority interests’ portion of the net income generated by Internet Auction.

Cumulative Effect of Change in Accounting Principle
      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we have included our San Jose headquarters lease arrangement in our consolidated financial statements effective July 1, 2003. Our consolidated statement of income for the year ended December 31, 2003 reflects the reclassification of lease payments on our San Jose headquarters from operating expense to interest expense, beginning with the quarters following our adoption of FIN 46 on July 1, 2003, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, per quarter for periods after June 30, 2003. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, have not restated prior periods. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income in 2003.

Impact of Foreign Currency Translation
      During 2004, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 42% of our consolidated net revenues, as compared to 35% of our net revenues in 2003 and 26% of our net revenues in 2002. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, and Australian dollars. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.
      During 2004, the U.S. dollar weakened against the foreign currencies listed above. Using the weighted-average foreign currency exchange rates from 2003, our net revenues for 2004 would have been lower than we reported using the actual exchange rates for 2004 by approximately $129.9 million, of which $117.0 million and $12.9 million relate to our International Marketplace and Payments segments, respectively. In addition, if the weighted-average foreign currency exchange rates from 2003 were applied to our cost of revenues and operating expenses for 2004, these costs of revenues and operating expenses would have been lower in total than we reported using the actual exchange rates for 2004 by approximately $58.4 million. The majority of this impact relates to the relative strength of the Euro against the U.S. dollar.

      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income. See the information in Item 7A under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

Foreign Exchange Hedging Policy
      We are a rapidly growing company, with an increasing proportion of our operations outside the United States. Accordingly, our foreign currency exposures have increased substantially and are expected to continue to grow. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flows, and results of operations.
      Our primary foreign currency exposures are transaction, economic and translation:
      Transaction Exposure: Around the world, we have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings.
      Economic Exposure: We also have anticipated and unrecognized future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary economic exposures include future royalty receivables, customer collections, and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange forward contracts or other derivatives to hedge the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the transaction is settled.
      Earnings Translation Exposure: As our international operations grow, fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign denominated subsidiaries. We may decide to purchase forward exchange contracts or other instruments to offset the earnings impact of currency fluctuations. Such contracts will be marked-to-market on a monthly basis and any unrealized gain or loss recorded in interest and other income, net.

Employee Stock Options
      We continue to believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. Stock options granted during the year ended December 31, 2004 and 2003, net of cancellations, represented approximately 3% of our total outstanding common stock at December 31, 2004 and 2003, a substantial portion of which was granted to new employees. We expect that our stock option grants, net of cancellations, for 2005 will represent approximately 2% of our total outstanding common stock at December 31, 2005.

Recent Accounting Pronouncements

Share-Based Payments
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is our third fiscal quarter in 2005.
      Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of income and financial condition.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$479,903	$874,119	$1,285,315
Investing activities	(157,759)	(1,319,542)	(2,013,220)
Financing activities	252,067	688,866	647,669
Effect of exchange rates on cash and cash equivalents	11,133	28,757	28,768

Net increase (decrease) in cash and cash equivalents	$585,344	$272,200	$(51,468)

      We have generated annual cash provided by operating activities in amounts greater than net income in 2004, 2003 and 2002. This result was driven mainly by non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, tax benefits on the exercise of employee stock options resulting from our increasing stock price and the related increases in the personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary. In 2003 and 2002, operating cash flows were also positively impacted by the net cash amounts provided by year-over-year changes in working capital assets and liabilities.
      The net cash used in investing activities in 2004, 2003 and 2002 reflected primarily the movement of cash and cash equivalents between cash and cash equivalents and investments, the purchase of property and equipment, and acquisitions. Purchases of property and equipment, net totaled $292.8 million in 2004, $365.4 million in 2003, and $138.7 million in 2002. Purchases of property and equipment in 2004 and 2002 related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion. In 2003, purchases of property and equipment included the $125.1 million purchase of additional office space in San Jose, California. Purchases of property and equipment in 2003 also included amounts for improvements to various facilities in the U.S. and around the world as well as computer equipment and software to support our site operations, customer support and international expansion. Cash expended for acquisitions, net of cash acquired, totaled approximately $1.0 billion in 2004, $216.4 million in 2003 and $59.4 million in 2002. In 2004, our cash acquisitions included the acquisition of mobile.de, Baazee.com, and Marktplaats.nl, as well as an additional ownership interest in Internet Auction Co. Our cash acquisitions in 2003 included acquiring the remaining ownership interest in EachNet and an additional ownership interest in Internet Auction Co. Our cash acquisitions in 2002 included acquiring the remaining ownership interest in our Billpoint subsidiary and a 38% interest in EachNet, located in China. We completed our acquisition of PayPal during 2002 through the exchange of our common stock for PayPal’s then outstanding common stock.
      The net cash flows provided by financing activities in 2004, 2003 and 2002 were due primarily to proceeds from stock option exercises. Proceeds from stock option exercises totaled $650.6 million in 2004, $700.8 million in 2003, and $252.2 million in 2002. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.
      The positive effect of exchange rates on cash and cash equivalents during 2004, 2003, and 2002 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro.
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
      We expect capital expenditures to amount to between $340 million and $400 million during 2005, without taking into account any acquisitions or the $126 million associated with the purchase of our San Jose headquarters facility. On February 23, 2005, we paid $415 million, net of Rent.com’s cash on hand, to acquire all of the outstanding securities of Rent.com. See “Subsequent Events” within this section for further details.

Commitments and Contingencies
      We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following table summarizes our fixed contractual obligations and commitments (in thousands):

			Other
Payment Due By Year Ending	Capital	Operating	Purchase
December 31,	Leases	Leases	Obligations	Total

2005	$128,164	$19,987	$397,176	$545,327
2006	75	15,522	64,505	80,102
2007	—	11,238	12,353	23,591
2008	—	9,371	2,958	12,329
2009	—	7,435	—	7,435
Thereafter	—	26,634	—	26,634

	$128,239	$90,187	$476,992	$695,418

      Capital lease amounts primarily comprises the assumed purchase of the corporate headquarters in San Jose, California, in March 2005, when the lease is scheduled to expire, and includes the $3.9 million in relation to the non-controlling minority interest. See “Note 8 — Long-Term Obligations” in the notes to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
      Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.
      Other purchase obligation amounts include minimum purchase commitments for advertising, computer equipment, software applications, a corporate airplane, engineering development services and other goods and services that were entered into through our ordinary course of business. For those contractual arrangements in which there are significant performance requirements, we have developed estimates to project expected payment obligations. These estimates have been developed based upon historical trends, when available, and our anticipated future obligations. Given the significance of such performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

Other Financial Arrangements
      As of December 31, 2004, we had no off-balance sheet arrangements that are reasonably likely to have, a future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions
      In the ordinary course of business we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Subsequent Events
      On February 23, 2005, we acquired all outstanding securities of Rent.com for approximately $415 million plus our acquisition costs, net of Rent.com’s cash on hand. Rent.com is a leading Internet listing website in the apartment and rental housing industry.
      In January 2005, our Board of Directors approved a two-for-one split of our shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, our stockholders received one additional share of our common stock for each share of common stock held of record on January 31, 2005. The additional shares of our common stock were distributed on February 16, 2005. All share and per share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the stock split for all periods presented.
Critical Accounting Policies, Judgments and Estimates

General
      The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
      An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this report.

Provisions for Doubtful Accounts and Authorized Credits
      Our U.S. Marketplace and International Marketplace segments are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of actual losses and credits based on our historical experience, are monitored monthly, and are made at the time the related revenue is recognized. The provision for doubtful accounts is recorded as a charge to operating expense, while the authorized credits are recorded as a reduction of revenues. The following table illustrates the provision related to doubtful accounts and authorized credits as a percentage of net revenues for 2002, 2003, and 2004 (in thousands, except percentages).

	Years Ended December 31,

	2002	2003	2004

Net revenues from the U.S. and International Marketplace segments	$1,118,732	$1,727,474	$2,573,607
Provision for doubtful accounts and authorized credits	$25,455	$46,049	$90,942
Provision for doubtful accounts and authorized credits as a % of net revenues from the U.S. and International Marketplace segments	2.28%	2.67%	3.53%
      Historically, our actual losses and credits have been consistent with these provisions. However, future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2004, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $6.4 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a 25 basis point deviation from our estimates would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	–25 Basis		+25 Basis
	Points	2004	Points

Income from operating impact related to doubtful accounts and authorized credits	$84,508	$90,942	$97,376
Income from operations	1,065,676	1,059,242	1,052,808
Net income	784,657	778,223	771,789
Diluted earnings per share	$0.57	$0.57	$0.56

Provision for Transaction Losses
      Our Payments segment is exposed to transaction losses due to credit card and other payment misuse, as well as non-performance of sellers who accept payment through PayPal. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant-related charge-backs due to non-delivery of goods or services, ACH returns, and debit card overdrafts. These allowances represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those of which we have not yet been notified. The allowances are monitored monthly and are updated based on actual claims data reported by our claims processors. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. The provision for transaction loss expense is reflected as a general and administrative expense in our consolidated statement of income. As of December 31, 2004, the transaction loss reserve totaled $11.0 million and was included in accrued expenses and other current liabilities in our consolidated balance sheet.

      The following table illustrates the provision for transaction loss expense as a percentage of total payment volume from PayPal operations for the period from October 3, 2002 (date of acquisition of PayPal) through December 31, 2002 and for the years ended December 31, 2003 and 2004 (in thousands, except percentages).

	Period from
	October 3, 2002
	through	Year Ended	Year Ended
	December 31, 2002	December 31, 2003	December 31, 2004

Total payment volume	$2,138,000	$12,226,000	$18,915,000
Transaction loss expense	$7,832	$36,401	$50,459
As a % of total payment volume	0.37%	0.30%	0.27%
      The establishment of appropriate allowances for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2004, a five basis point deviation from our estimates would have resulted in an increase or decrease in our operating expenses of approximately $9.5 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a five basis point deviation from our estimates would have upon our consolidated financial statements for the year ended December 31, 2004, and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	-5 Basis		+5 Basis
	Points	2004	Points

Transaction loss expense	$41,003	$50,459	$59,915
Income from operations	1,068,698	1,059,242	1,049,786
Net income	787,679	778,223	768,767
Diluted earnings per share	$0.58	$0.57	$0.56

Legal Contingencies
      In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our consolidated statement of income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.
      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Item 3: Legal Proceedings” and “Note 10 — Commitments and Contingencies — Litigation and Other Legal Matters” to our consolidated financial statements, which we incorporate herein. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three segments.

Accounting for Income Taxes
      We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion, or all of, the deferred tax asset will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income. Where the change in the valuation allowance relates to the deduction for employee stock option exercises, the change is reflected as a credit to additional paid-in capital. As employee stock option exercises are highly dependent upon our stock price, it is extremely difficult to predict the amount of deductions that will be generated from future option exercises and, therefore, for us to ascertain the amount of deferred tax assets related to employee stock option exercises that may be realized in future periods. At December 31, 2004, we have maintained an allowance on certain net operating losses generated from deductions for employee stock option expenses based on our assessment that it is more likely than not that the deferred tax assets related to these net operating losses will not be realized. The deferred tax asset, net of a valuation allowance of $158.6 million, totaled $58.1 million at December 31, 2004 and was offset by deferred tax liabilities of $183.7 million resulting in a net deferred tax liability of $125.5 million. In addition, due to our significant anticipated international expansion, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2004, because such earnings are intended to be reinvested indefinitely. In the event that our future international expansion plans change and such amounts are not reinvested indefinitely, we would be subject to U.S. income taxes partially offset by foreign tax credits. The following table illustrates the effective tax rates for 2002, 2003, and 2004 (in thousands, except percentages):

	Years Ended December 31,

	2002	2003	2004

Provision for income taxes	$145,946	$206,738	$343,885
Effective tax rates	37%	32%	30%
      Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2004, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $11.3 million. The following analysis demonstrates, for illustrative purposes only, the potential effect such a one-percentage point deviation change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	-100 Basis		+100 Basis
	Points	2004	Points

Provision for income taxes	$332,603	$343,885	$355,167
Income from operations	1,070,524	1,059,242	1,047,960
Net income	789,505	778,223	766,941
Diluted earnings per share	$0.58	$0.57	$0.56

Advertising and Other Non-Transaction Revenues
      A portion of our net revenues result from fees associated with advertising and other non-transaction services in our U.S. Marketplace, International Marketplace and Payments segments. Net revenues from advertising are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users and from offline services provided by wholly-owned subsidiaries that were divested in the second half of 2002. Advertising and other non-transaction net revenues, including barter transactions, totaled 9%, 2% and 3% of our consolidated net revenues for the years ended December 31, 2002, 2003 and 2004, respectively, and were primarily generated by our U.S. Marketplace segment. Revenue from barter arrangements totaled $10.1 million in both 2002 and 2003, and $13.3 million in 2004. Certain judgments are involved in the determination of the appropriate revenue recognition, including, but not limited to, the assessment and allocation of fair values in multiple element arrangements, the appropriateness of gross or net revenue recognition and, for barter transactions, the existence of comparable cash transactions to establish fair values. Our advertising and other non-transaction net revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online services and promotions in general. Unlike our transaction revenues, advertising and other non-transaction net revenues are derived from a relatively concentrated customer base.

Business Combinations
      In accordance with the provisions of SFAS 141, the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.
      At December 31, 2004 our goodwill totaled $2.7 billion and our identifiable intangible assets totaled $362.9 million. In accordance with the provisions of SFAS 142, we assess the impairment of goodwill and identifiable intangible assets of our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to its business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We completed our annual goodwill impairment test as of August 31, 2004 and determined that no adjustment to the carrying value of goodwill for any of our reportable units was required. We have determined that no events have occurred from that date through December 31, 2004 that would require an updated analysis.

Risk Factors That May Affect Results of Operations and Financial Condition
      The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may impair our business operations.

Our operating results may fluctuate.
      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our service, or use our payment services;

•	the volume, size, timing, and completion rate of transactions on our websites;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties;

•	the success of our geographic and product expansions;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions on our websites;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm the Internet, electronic commerce, or our business model;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth at a reasonable cost;

•	the costs and results of litigation that involves us;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner, including expanding our fixed-price offerings;

•	our ability to successfully integrate and manage our acquisitions, including, most recently, Rent.com;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rate and payment funding mix;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals) and to increase the acceptance of PayPal by online merchants outside of the eBay marketplace;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the results of regulatory decisions that affect us;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	increasing consumer acceptance of the Internet and other online services for commerce in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.
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

We may not maintain our level of profitability or rates of growth.
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
      We invest heavily in marketing and promotion, customer support, and further development of operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have declined over time and may continue to do so as the existing base of users and transactions becomes larger. The expected future growth of our PayPal business may also cause downward pressure on our profit margin because that business has lower gross margins than our eBay business.

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
      Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems, including PayPal’s customer support operations, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.
      Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require an increased focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we do attract new users to our services, they may not conduct transactions over our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

We depend on the continued growth of online commerce.
      The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Growth in the use of the Internet as a medium for consumer commerce may not continue. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In countries such as the U.S., where our services and online commerce generally have been available for some time, acquiring new users for our services may be more difficult and costly than it has been in the past. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

We must keep pace with rapid technological change to remain competitive.
      Our competitive arena is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements, and changing customer demands. These characteristics are caused in part by the emerging and changing nature of the Internet. Our future success therefore will depend on our ability to adapt to rapidly changing technologies and evolving industry standards and to improve the performance, features, and reliability of our service. Our failure to adapt to such changes would harm our business. Recent changes in search functionality, including both paid and natural search, may give buyers easier access to Internet sellers who do not use our trading platforms and may provide such sellers with alternative access to buyers. These developments may reduce the attractiveness of our platform to sellers and may adversely affect our growth and business. New technologies, such as the development of a peer-to-peer personal trading technology, could also adversely affect us. In addition, the widespread adoption of new Internet, networking, or telecommunications technologies or other technological changes could require us to make substantial expenditures to modify or adapt our services or infrastructure.

There are many risks associated with our international operations.
      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada, and South Korea, has also become critical to our revenues and profits. In 2004, our international net transaction revenues represented 36% of our total net transaction revenues. Expansion into international markets requires management attention and resources. We have limited experience in localizing our service to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies who understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of eBay’s and PayPal’s services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require special licensure, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and communications infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent consumer protection, data protection and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.
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

Our operations in China are subject to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.
      In July 2003, we completed the acquisition of the remaining outstanding capital stock and options of EachNet. EachNet is a Delaware corporation and a foreign person under the laws of the People’s Republic of China, or PRC, and is subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the new eBay EachNet website is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. We believe EachNet’s current ownership structure complies with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. There are also uncertainties regarding EachNet’s ability to enforce contractual relationships it has entered into with respect to management and control of the company’s business. If EachNet were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely.

We are exposed to fluctuations in currency exchange rates.
      Net revenues outside the United States accounted for approximately 42% of our net revenues in 2004. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate funds in non-U.S. currencies to facilitate customer withdrawals, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as it did in 2004, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. The change in weighted average foreign currency exchange rates in 2004 relative to the comparable rates used in preparation of our consolidated 2003 financial statements resulted in an increase in net revenues of approximately $129.9 million and an increase in aggregate cost of revenues and operating expenses of approximately $58.4 million. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, these hedges are relatively costly and, even with them in effect, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

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
      Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.
      In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.
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
      In July 2003, in compliance with the changes brought about by the European Union (EU) VAT directive on “electronically supplied services,” eBay began collecting VAT on the fees charged to EU sellers on eBay sites catering to EU residents. eBay also pays input VAT to suppliers within the various countries the company operates. In most cases, eBay is entitled to reclaim input VAT from the various countries with regard to our own payments to suppliers or vendors. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that eBay is not entitled to reclaim VAT would harm our business.

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
      For the year ended December 31, 2004, PayPal’s transaction loss expense totaled $50.5 million, representing 0.27% of PayPal’s total payment volume. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.
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
      In October 2003, PayPal launched a buyer protection program that refunds to buyers up to $500 in certain eBay transactions if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. In November 2004, PayPal increased the amount of protection available under its buyer protection program to $1,000. If PayPal makes such a refund, it seeks to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations.
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

Changes to credit card association fees, rules, or practices or its users’ credit card usage rates could negatively affect PayPal’s business.
      Because PayPal is not a bank, it cannot belong to or directly access credit card associations, such as Visa and MasterCard. As a result, PayPal must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard has announced an increase in the standard interchange fee for credit cards in online commerce transactions effective April 2005. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. Such increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of processing payments for PayPal. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with PayPal. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.
      In 2002, both Visa and MasterCard adopted new operating rules for Internet payment services like PayPal. In order to comply with the associations’ new rules, PayPal and its credit card processors have implemented changes to existing business processes for merchant customers. Any problems with this implementation could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal also could be subject to fines from MasterCard and Visa if it fails to register and conduct additional monitoring with respect to the activities of merchants that are considered “high risk,” primarily certain merchants that sell digital content. PayPal has incurred fines from its credit card processor in 2003 and 2004 relating to PayPal’s failure to detect the use of its service by certain “high risk” merchants using the PayPal service. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards, which would seriously damage PayPal’s business.
      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 53% of PayPal’s payment volume during 2004 using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission, or electronic funds transfers, it could be subject to liability and forced to change its business practices.
      We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board, and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of e-commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned below. However, PayPal has in the past received written communications from state regulatory authorities expressing the view that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns. However, we cannot guarantee that the steps PayPal has taken to address these regulatory concerns will be effective in all states, and one or more states may conclude that PayPal is engaged in an unauthorized banking business. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.
      A number of U.S. states have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 32 of these jurisdictions and interpretations in nine states that licensing is not required under their existing statutes. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. If PayPal’s pending applications were denied, or if it were found to be subject to and in violation of any money services laws or regulations, PayPal also could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain licenses or regulatory approvals that could impose a substantial cost on PayPal.
      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 929,000 transactions per day during 2004, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear.
      PayPal currently allows its customers with credit cards to send payments from 44 countries outside the U.S., and to receive payments in 43 of those countries. In 23 of these countries, customers can withdraw funds to local bank accounts, and in eight of these countries customers can withdraw funds by receiving a bank draft in the mail. PayPal offers customers the ability to send or receive payments denominated in U.S. Dollars, British Pounds, Euros, Canadian Dollars, Yen, and, beginning in January 2005, Australian Dollars. PayPal has applied for an Australian Financial Services License, and has received an official exemption from the Banking Act in Australia until October 2005. In February 2004, PayPal (Europe) Ltd., a wholly-owned subsidiary of PayPal, received a license to operate as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the EU. Fifteen of the 44 countries outside of the U.S. whose residents can use the PayPal service are members of the European Union. As PayPal (Europe) develops localized services for the domestic market in these countries, it is implementing such localized services through an expedited “passport” notification process through the UK regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has filed “passport” notices in Austria, Belgium, France, Germany, the Netherlands, Ireland, Italy, Sweden, Denmark, Finland, Luxembourg, Portugal, Greece and Spain. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to UK consumer protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.
      In many countries outside of the U.S. and the European Union, it is not clear whether PayPal’s U.S.-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, future localization or targeted marketing of PayPal’s service in those countries could require licensure and other laws of those countries (such as data protection laws) may apply. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

We are subject to regulations relating to consumer privacy.
      Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that limits the uses of personal information gathered online or offline. In addition to these four states, many other jurisdictions already have such laws and continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may also be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. However, the Fair and Accurate Credit Transactions Act of 2003, or FACT, included a provision preempting conflicting state laws on the sharing of information between corporate affiliates, and as a result we believe that PayPal and eBay will not be subject to the laws of each individual state with respect to matters within the scope of FACT, but will remain subject to the provisions of FACT and the Fair Credit Reporting Act. Courts are currently determining the scope of these preemptive provisions.
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
      Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “pawnbrokers.” No final legal determination has been made as to whether the California regulations apply to our business and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users, which could harm our business. In August 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services,” and we have registered as an Internet auction listing service in Illinois. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change the way we or our users do business in ways that increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
      In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. As we expand and localize our international activities, we become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to bans on our services.

PayPal has limited experience in managing and accounting accurately for large amounts of customer funds. PayPal’s failure to manage these funds properly would harm its business.
      PayPal’s ability to manage and account accurately for customer funds requires a high level of internal controls. PayPal has neither an established operating history nor proven management experience in maintain-

ing, over a long term, these internal controls. As PayPal’s business continues to grow, it must strengthen its internal controls accordingly. PayPal’s success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage accurately customer funds could diminish customer use of PayPal’s product severely.

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

API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. For example, in October 2004, we experienced unscheduled downtime on the PayPal website related to system upgrades. Despite our efforts to increase site scalability and reliability, our infrastructure could prove unable to handle a larger volume of customer transactions. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers, or increase our costs, all of which would harm our business. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

•	Customer Account Billing. Our revenues depend on prompt and accurate billing processes. We recently completed a significant project to enhance our billing software. Problems with the conversion to the new billing system during the second and third quarters of 2004 caused incorrect account balance totals to be displayed for some users. In July 2004, a complaint seeking class action status was filed alleging that eBay improperly billed its users and improperly debited some user accounts. The complaint was recently amended to include a larger variety of billing related problems and a longer time frame. While these problems have been corrected and we believe that no users were overcharged, our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed would harm our business and our ability to collect revenue.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, and our operating margins may decrease.

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
      The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled in the United States and internationally. We are aware that certain goods, such as weapons, adult material, tobacco products, alcohol, and other goods that may be subject to regulation, have been listed and traded on our service. We may be unable to prevent our users from selling unlawful goods or selling goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with the listing of a pornographic video clip on that site. Similarly, our Korean subsidiary and one of its employees was found criminally liable for a listing on the Korean subsidiary’s website. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources or discontinue certain service offerings. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity could damage our reputation and diminish the value of our brand names. It also could make users reluctant to continue to use our services.
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
      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex has appealed the ruling to the German Federal Supreme Court. In March 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court issued its written decision in that case in September 2004. Although it is not yet clear what effect the reasoning of the German Federal Supreme Court’s ricardo.de decision would have when applied to eBay, we believe the Court’s decision will likely not require any significant change in our business practices.
      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange, and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees. Oral arguments for the appeals were heard on October 5, 2004. The U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit, and on January 26, 2005, the Patent and Trademark Office issued a ruling rejecting all of MercExchange’s claims under the patent that related to online auctions. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our appeal of and defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them not infringe the two patents that we were found to have infringed. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004, and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction discovery. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, but the court’s approval could be appealed. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, which still must be approved by the court. The parties expect that a plan of allocation will be submitted to the court in the first quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. The plaintiffs have not yet served eBay with the complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
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
      A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and the attorneys general of a number of states. If PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. If PayPal becomes subject to an enforcement action, it could be required to restructure its anti-fraud processes in ways that would harm its business, and to pay substantial fines. Even if PayPal is able to defend itself successfully, an enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program. Both eBay and PayPal are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against either company. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures and operating procedures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to fines or other penalties, or forced to change our operating practices in ways that could harm our business.
      We are subject to laws relating to the use and transfer of personally identifiable information about our users, especially users located outside of the U.S. Violation of these laws, which in many cases apply not only to third-party transactions but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries, and other parties with which we have commercial relations, could subject us to significant penalties and negative publicity and could adversely affect us.

The listing or sale by our users of pirated or counterfeit items may harm our business.
      We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. in the U.S., Rolex S.A. in Germany, and a number of other owners of intellectual property rights. While we have been largely successful to date in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in our defense. In addition, we expect that this type of litigation may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

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

Customer complaints or negative publicity about our customer service could diminish use of our services.
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
      Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer service and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal has in the past received negative publicity with respect to its customer service and account restrictions, and is the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity and its ability to attract new customers may be damaged. Current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in eBay as a whole.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.
      We have acquired a number of businesses in the past, and have recently completed or announced the acquisitions of Marktplaats.nl, a classified listing site in the Netherlands, and Rent.com, an Internet classified site focused on the apartment and rental housing industry. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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
      The trading price of our common stock has been and is likely to be extremely volatile and could fluctuate in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results and expected future results;

•	changes in, or failure to meet, financial estimates by securities analysts;

•	unscheduled system downtime;

•	additions or departures of key personnel;

•	announcements of technological innovations or new services by us or our competitors;

•	initiation of or developments in litigation affecting us;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet, online commerce, or technology companies;

•	developments in regulation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, new products or capital commitments;

•	unanticipated economic or political events;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, including those described in this “Risk Factors That May Affect Results of Operations and Financial Condition” section and others that may be beyond our control.
      The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Even considering recent changes, the valuation of our stock remains high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has decreased sharply from its level in the fourth quarter in 2004, but remains much higher than our stock price during 2002 and early 2003. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce or technology companies have in the past and may in the future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. Securities class-action litigation is often instituted following declines in the market price of a company’s securities. Litigation of this type could result in substantial costs and a diversion of management’s attention and resources.

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

We depend on key personnel.
      Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer has fully vested the vast majority of her equity incentives. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested stock options held by existing employees, either because their options have vested or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.

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
      Our broad-based competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores, emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Kmart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network.
      A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes. For example, sites such as Buy.com, DealTime, Google’s Froogle, In-Store.com, MySimon.com, Nextag.com, Pricegrabber.com, Shopping.com, and Yahoo! Product Search offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.
      We also face competition from local, regional, and national specialty retailers and exchanges in each of our categories of products. Many competitors have been successful at establishing marketplaces that cater to a particular retail category, such as vehicles, tickets, or sporting goods. Examples of category-specific competitors include:
      Books/ Movies/ Music: Abebooks.com, Amazon.com, Barnes & Noble, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, and Tower Records;
      Business & Industrial: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, and VerticalNet;
      Clothing & Accessories: Abercrombie & Fitch, AE.com, Bloomingdales, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, J. Crew, Land’s End, The Limited, LLBean, Macy’s, The Men’s Wearhouse, Nieman-Marcus, Nordstrom, Overstock.com, Payless, Ross, Saks Fifth Avenue, Shoes.com, Urban Outfitters, Victoria’s Secret, Yoox.com, and Zappos.com;
      Collectibles: Bonhams & Butterfields, Bowers and Morena, Christie’s, Collectiblestoday.com, Collectors Universe, Franklin Mint, Go Collect, Heritage, Just Glass, Mastronet, Pottery Auction, Replacements.com, Ruby Lane, Shop At Home, Sotheby’s, Tias, US Mint, US Postal Service, antique and collectible dealers, antique and collectible fairs, auction houses, flea markets and swap meets, independent coin and stamp dealers, and specialty retailers;
      Computers, Consumer Electronics, and Cameras & Photo: Best Buy, Buy.com, Circuit City, CNET, CompUSA, Computer Discount Warehouse, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett Packard, IBM, MicroWarehouse, Overstock.com, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, major wireless carriers, and computer, consumer electronics, and photography retailers;
      Home & Garden: Ace Hardware, Bed, Bath & Beyond, Burpee.com, Crate & Barrel, Do-It-Best Hardware, Ethan Allen, Frontgate, IKEA, HomeBase, Home Depot, Kohl’s, Lowes, Linens ‘n Things, OSH, Pier One, Pottery Barn, Spiegel, TJ Max, Tuesday Morning, True Value Hardware, and Williams-Sonoma;
      Jewelry & Watches: Bluenile.com, Diamond.com, Ice.com, Macy’s, Mondera.com, HSN.com, QVC.com, Tiffany.com, and Zales;
      Motors (used vehicles and parts): Advance Auto Parts, AutoByTel.com, Autonation.com, AutoPartsPlace, AutoTrader.com, Autozone, Barons Ltd., Barrett-Jackson, California Classics, Car Parts Wholesale, Car-Part.com, CarMax, Cars.com, CarsDirect.com, Collectorcartraderonline.com, CSK Auto, Dealix, Discount Auto Parts, Dupont Registry, eClassics.com, ExpressAutoparts.com, General Parts (Carquest), Genuine/ NAPA, Hemmings, iMotors.com, JC Whitney, Kragen, Kruse International, OpenAuto.com, PartsAmerica.com, Pep Boys, RM Auctions, Inc., The Tire Rack, TraderOnline, Trader Publishing, newspaper classifieds, used car dealers, swap meets, car clubs, and vehicle recyclers;

      Sports: Academy Sports, Bass Pro Shops, Big 5, Cabela’s, Dick’s Sporting Goods, GolfClubExchange.com, Golfsmith, GSI Commerce, Performance Bike, Play It Again Sports, REI, The Sports Authority, SportsLine.com, and TGW.com; and
      Toys: FAO Schwarz, KB Toys, Toys R Us, and Zany Brainy.
      Our international websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum in South Korea, TaoBao and 1pai, a partnership between Sina.com and Yahoo! in China, and Amazon in the U.K. and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.
      The principal competitive factors for eBay include the following:

•	ability to attract buyers and sellers;

•	volume of transactions and price and selection of goods;

•	customer service; and

•	brand recognition.
      With respect to our online competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	system reliability;

•	reliability of delivery and payment;

•	website convenience and accessibility;

•	level of service fees; and

•	quality of search tools.
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
      In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. PayPal has implemented a similar buyer protection program covering losses from selected eBay sellers up to $1,000, with no deductible. Depending on the amount and size of claims we receive under these programs, these product offerings could harm our profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.
      Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our services. In addition, companies that control user access to transactions through network access, Internet browsers, or search engines, could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers’ sites, attempt to restrict our access, or charge us substantial fees for inclusion.
      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including Card Services International, Chase, First Data, iPayment, Paymentech, and Wells Fargo; and payment gateways, including CyberSource, VeriSign, and Authorize.net;

•	BidPay.com and Western Union MoneyZap, each operated by subsidiaries of First Data;

•	payment services offered by Amazon.com;

•	CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later from I4 Commerce and CIT Bank;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions; and

•	issuers of stored value targeted at online payments, including VisaBuxx.
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
      Overseas, PayPal faces competition from similar channels and payment methods in most countries and from regional and national online and offline competitors in each country including Visa’s Visa Direct, MasterCard’s MoneySend, ING’s Way2Pay and Royal Bank of Scotland’s World Pay in the European Community, NOCHEX, Moneybookers, and Royal Bank of Scotland’s FastPay in the U.K., CertaPay and HyperWallet in Canada, Paymate in Australia, Alipay in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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
      We plan to expand our operations by developing new or complementary services, products, or transaction formats and expanding the breadth and depth of our pre-trade and post-trade services. We may be unable to expand our operations in a cost-effective or timely manner. We are pursuing strategic relationships with other companies to provide many of these services. As a result, we may be unable to control the quality of these services or adequately address problems that arise. Expanding our operations in this manner also will require significant additional expenses and development, operations and other resources and will strain our management, financial and operational resources. The lack of acceptance of any new businesses or services could harm our business, damage our reputation, and diminish the value of our brand.

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
      Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by rights granted to the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.
      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2004, our fixed-income investments earned a pretax yield of approximately 1.7%, with a weighted average maturity of six months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total investment portfolio could decrease (increase) by approximately $16.8 million.
      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our San Jose headquarters office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95 million of the total $126.4 million notional amount of our San Jose headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. If the 3-month LIBOR rates were to increase (decrease) by 100 basis points, then our payments would increase (decrease) by $78,000 per quarter. The fair value of the interest rate swaps as of December 31, 2004 was an unrealized loss of approximately $662,000, net of tax benefit, and is recorded in accumulated other comprehensive loss on the balance sheet. The interest rate swap will mature in March 2005, at which time the lease will expire and we will purchase our San Jose headquarters facility.
Equity Price Risk
      We are exposed to equity price risk on the marketable portion of equity investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. Accordingly, we recorded impairment charges totaling $3.8 million and $1.2 million during the years ended December 31, 2002 and 2003, respectively, relating to the other-than-temporary impairment in the fair value of certain equity investments. We did not record an impairment charge related to the other-than-temporary impairment in the fair value of equity investments during the year ended December 31, 2004. At December 31, 2004, the total carrying value of our equity instruments and equity method investment was $48.3 million, including $1.1 million in marketable investments. At December 31, 2003, the total carrying value of our equity investments was $14.3 million, including $1.1 million in marketable investments.
Foreign Currency Risk
      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British Pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at December 31, 2004, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $467 million.

Transaction Exposure:
      As of December 31, 2004, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $316 million with maturity dates within 11 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2004, was a net translation gain of approximately $140 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.
      We consolidate the earnings of our foreign subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. The aggregate notional amount of these hedges entered into in 2004 was 109 million Euro and 43 million British pounds. The loss on these hedges for 2004 totaled approximately $2.0 million, which were recorded in interest and other income, net. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

Economic Exposure:
      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transaction at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contacts during the year ended December 31, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. There were no outstanding forward contracts that receive hedge accounting treatment at December 31, 2004. The following table shows the notional amount of our economic hedges entered into in 2004, together with the associated losses, net of gains, recorded in our consolidated statement of income for the year ended December 31, 2004, and the amounts included in accumulated other comprehensive income at December 31, 2004:

			Accumulated
		Net Loss Recorded	Other
	Notional	to Interest and	Comprehensive
	Amount	Other Income, Net	Income

	(In thousands)
Amount receiving hedge accounting treatment under FAS 133	$140,196	$(3,357)	$—
Amount not receiving hedge accounting treatment under FAS 133	30,772	(333)	—

Total	$170,968	$(3,690)	$—

      No economic hedges were entered into during the year ended December 31, 2003.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Annual Financial Statements and Selected Quarterly Financial Data: The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

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
      (c) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Executive officers are elected annually by the Board and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of February 18, 2005.

Name	Age	Position

Pierre M. Omidyar(5)	37	Founder and Chairman of the Board
Margaret C. Whitman(6)	48	President and Chief Executive Officer
Matthew J. Bannick	40	President, eBay International
William C. Cobb	48	President, eBay North America
Christopher F. Corrado	45	Senior Vice President and Corporate Chief Technology Officer
Rajiv Dutta	43	Senior Vice President and Chief Financial Officer
Michael R. Jacobson	50	Senior Vice President Legal Affairs, General Counsel and Secretary
Jeffrey D. Jordan	46	President, PayPal
Eskander E. Kazim	39	Senior Vice President, New Ventures
Lynn M. Reedy	49	Senior Vice President, Product, Development and Architecture
Scott Thompson	47	Senior Vice President, Chief Technology Officer, PayPal
Maynard G. Webb, Jr	49	Chief Operating Officer
Fred D. Anderson(1)(4)	60	Director
Philippe Bourguignon(2)(6)	57	Director
Scott D. Cook(3)(4)	52	Director
Robert C. Kagle(2)(4)	49	Director
Dawn G. Lepore(1)(3)(5)	50	Director
Richard T. Schlosberg, III(1)(3)(5)	60	Director
Thomas J. Tierney(2)(3)(6)	50	Director

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Corporate Governance and Nominating Committee

(4)	Director continuing in office until our 2005 Annual Meeting

(5)	Director continuing in office until our 2006 Annual Meeting

(6)	Director continuing in office until our 2007 Annual Meeting

      Pierre M. Omidyar founded eBay as a sole proprietorship in September 1995. He has been a director and Chairman of the Board since eBay’s incorporation in May 1996 and also served as its Chief Executive Officer, Chief Financial Officer and President from inception to February 1998, November 1997 and August 1996, respectively. Prior to founding eBay, Mr. Omidyar was a developer services engineer at General Magic, a mobile communication platform company from December 1994 to July 1996. Mr. Omidyar co-founded Ink Development Corp. (later renamed eShop) in May 1991 and served as a software engineer there from May 1991 to September 1994. Prior to co-founding Ink, Mr. Omidyar was a developer for Claris, a subsidiary of Apple Computer, and for other Macintosh-oriented software development companies. Mr. Omidyar is currently Chairman and CEO of Omidyar Network. He also serves on Board of Trustees of Tufts University, The Santa Fe Institute, and as a director of several private companies. Mr. Omidyar holds a B.S. degree in Computer Science from Tufts University.
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
      Matthew J. Bannick serves eBay as President, eBay International. He has served in that capacity since December 2004. From October 2002 to December 2004, Mr. Bannick served as Senior Vice President and General Manager, Global Online Payments and Chief Executive Officer of PayPal. From November 2000 to October 2002, Mr. Bannick served as eBay’s Senior Vice President and General Manager, eBay International. From February 1999 to November 2000, Mr. Bannick served in a variety of other executive positions at eBay. From April 1995 to January 1999, Mr. Bannick was an executive for Navigation Technologies (NavTech), a leading provider of digital map databases for the vehicle navigation and internet mapping industries. Mr. Bannick was President of NavTech North America for three years and also served as Senior Vice President of Marketing and Vice President of Operations. From June 1992 to August 1992, Mr. Bannick served as a consultant for McKinsey & Company, a consulting firm, in Europe and from June 1993 to April 1995 in the U.S. Mr. Bannick also served as a U.S. diplomat in Germany during the period of German unification. Mr. Bannick holds a B.A. in Economics and International Studies from University of Washington and an M.B.A degree from the Harvard Business School.
      William C. Cobb serves eBay as President, eBay North America. He has served in that capacity since December 2004. From September 2002 to December 2004, Mr. Cobb served as Senior Vice President and General Manager, eBay International. From November 2000 to September 2002, Mr. Cobb served as eBay’s Senior Vice President, Global Marketing. From February 2000 to June 2000, Mr. Cobb served as the General Manager of Consumer Sales for Netpliance, Inc., an Internet-based content company. From July 1997 to February 2000, Mr. Cobb served as the Senior Vice President of International Marketing for Tricon Global Restaurants, Inc. (now known as Yum! Brands, Inc.), a restaurant operator and franchiser. From August 1995 to July 1997, Mr. Cobb served as the Senior Vice President and Chief Marketing Officer for Pizza Hut, Inc., a division of Tricon Global Restaurants, Inc. From May 1994 to August 1995, Mr. Cobb served as Vice President of Colas for the Pepsi-Cola Company, a division of PepsiCo., Inc. Mr. Cobb holds a B.S. degree in Economics from the University of Pennsylvania and an M.B.A. degree from Northwestern University.
      Christopher F. Corrado serves eBay as Senior Vice President and Corporate Chief Technology Officer. He has served in that capacity since December 2004. From April 2003 to December 2004, Mr. Corrado served as Executive Vice President & Chief Information Officer of AT&T Wireless, a leading provider of advanced wireless voice and data services for consumers and business. From December 2002 to April 2003, Mr. Corrado served as the head of the Security Solutions Practice at Wipro Technologies., an IT service provider. From March 1999 to June 2002, Mr. Corrado served as Chief Technology Officer, Infrastructure of Merrill Lynch & Co., Inc., a financial holding company. Mr. Corrado has also held executive level positions at Deutsche Bank and Morgan Stanley & Co. Mr. Corrado holds a B.S. degree in Management Information Systems and Business Administration from State University of New York.
      Rajiv Dutta serves eBay as Senior Vice President and Chief Financial Officer. He has served in that capacity since January 2001. From August 1999 to January 2001, Mr. Dutta served as eBay’s Vice President of Finance and Investor Relations. From July 1998 to August 1999, Mr. Dutta served as eBay’s Finance director. From February 1998 to July 1998, Mr. Dutta served as the World Wide Sales Controller of KLA-Tencor, a manufacturer of semiconductor equipment. Prior to KLA-Tencor, Mr. Dutta spent ten years, from January 1988 to February 1998, at Bio-Rad Laboratories, Inc., a manufacturer and distributor of life science and diagnostic products with operations in over 24 countries. Mr. Dutta held a variety of positions with Bio-Rad, including the group controller of the Life Science Group. Mr. Dutta also serves on the board of directors of Jamadat Mobile Inc., a global publisher of wireless entertainment applications. Mr. Dutta holds a B.A. degree in Economics from St. Stephen’s College, Delhi University in India and an M.B.A. degree from Drucker School of Management.
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
      Jeffrey D. Jordan serves eBay as President, PayPal. He has served in that capacity since December 2004. From April 2000 to December 2004, Mr. Jordan served as eBay’s Senior Vice President, eBay North America. From September 1999 to April 2000, Mr. Jordan served as eBay’s Vice President, Regionals and Services. From September 1998 to September 1999, Mr. Jordan served as Chief Financial Officer for Hollywood Entertainment Corporation, a video rental company, and President of their subsidiary, Reel.com. From September 1990 to September 1998, Mr. Jordan served in various capacities including most recently Senior Vice President and Chief Financial Officer of The Disney Store Worldwide, a subsidiary of The Walt Disney Company. Mr. Jordan holds a B.A. degree in Political Science and Psychology from Amherst College and an M.B.A. degree from the Stanford Graduate School of Business.
      Eskander E. Kazim serves eBay as Senior Vice President, New Ventures. He has served in that capacity since December 2004. From October 2002 to December 2004, Mr. Kazim served as PayPal’s Vice President of Marketing and Business Operations. From March 2002 to October 2002, Mr. Kazim served as eBay’s Vice President, eBay Payments. From November 2000 to March 2002, Mr. Kazim served as eBay’s Vice President of eBay’s Platform Solutions Group. From August 1998 to November 2000, Mr. Kazim served as eBay’s Director of Engineering. Mr. Kazim holds a B.S. degree in Mechanical Engineering from Rice University.
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
      Scott Thompson serves eBay as Senior Vice President, Chief Technology Officer, PayPal. He has served in that capacity since February 2005. From September 2001 to February 2005, Mr. Thompson served as Executive Vice President of Technology Solutions at Inovant, LLC, a subsidiary of Visa USA. From 1998 to September 2001, Mr. Thompson was Chief Information Officer and Executive Vice President of Technology & Support Services for Visa USA. Mr. Thompson holds a B.S. degree in Accounting from Stonehill College.

      Maynard G. Webb, Jr. serves eBay as Chief Operating Officer. He has served in that capacity since June 2002. From August 1999 to June 2002, Mr. Webb served as President, eBay Technologies. From July 1998 to August 1999, Mr. Webb was Senior Vice President and Chief Information Officer at Gateway, Inc., a computer manufacturer. From February 1995 to July 1998, Mr. Webb was Vice President and Chief Information Officer at Bay Networks, Inc., a manufacturer of computer networking products. From June 1991 to January 1995, Mr. Webb was Director, IT at Quantum Corporation. Mr. Webb also serves on the board of directors of Gartner, Inc., a high technology research and consulting firm and Peribit Networks, a networking company. Mr. Webb holds a B.A.A. degree from Florida Atlantic University.
      John Donahoe was announced as President of the eBay Business Unit on February 24, 2005. Information about Mr. Donahoe, including the offer letter between Mr. Donahoe and eBay, is included in a current report on Form 8-K filed by eBay on that date.
      Fred D. Anderson has served as a director of eBay since July 2003. Mr. Anderson has been a Managing Director of Elevation Partners, a private equity firm focused on the media and entertainment industry since July 2004. From March 1996 to June 2004, Mr. Anderson served as Executive Vice President and Chief Financial Officer of Apple Computer, Inc., a manufacturer of personal computers and related software. Prior to joining Apple, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc., an electronic transaction processing firm, from August 1992 to March 1996. Mr. Anderson also serves on the board of directors of Apple Computer, Inc. and E.piphany, Inc. Mr. Anderson holds a B.A. degree from Whittier College and an M.B.A. from the University of California, Los Angeles.
      Philippe Bourguignon has served as a director of eBay since December 1999. Mr. Bourguignon has been the Chairman of Aegis Media France, a media communications and market research company since April 2004. From September 2003 to March 2004, Mr. Bourguignon was Co-Chief Executive Officer of The World Economic Forum (The DAVOS Forum). From August 2003 to October 2003, Mr. Bourguignon served as Managing Director of The World Economic Forum. From April 1997 to January 2003, Mr. Bourguignon served as Chairman of the Board of Club Mediterranee S.A., a resort operator. Prior to his appointment at Club Mediterranee S.A., Mr. Bourguignon was Chief Executive Officer of Euro Disney S.A., the parent company of Disneyland Paris, since 1993, and Executive Vice President of The Walt Disney Company (Europe) S.A., since October 1996. Mr. Bourguignon was named President of Euro Disney in 1992, a post he held through April 1993. He joined The Walt Disney Company in 1988 as head of Real Estate development. Mr. Bourguignon holds a Masters Degree in Economics at the University of Aix-en-Provence and holds a post-graduate diploma from the Institut d’Administration des Enterprises (IAE) in Paris.
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
      Robert C. Kagle has served as a director of eBay since June 1997. Mr. Kagle has been a Member of Benchmark Capital, the General Partner of Benchmark Capital Partners, L.P. and Benchmark Founders’ Fund, L.P., since its founding in May 1995. Mr. Kagle also has been a General Partner of Technology Venture Investors since January 1984. Mr. Kagle also serves on the board of directors of E-LOAN, Inc. and ZipRealty, Inc. Mr. Kagle holds a B.S. degree in Electrical and Mechanical Engineering from the General Motors Institute (renamed Kettering University in January 1998) and an M.B.A. degree from the Stanford Graduate School of Business.
      Dawn G. Lepore has served as a director of eBay since December 1999. Ms. Lepore has served as Chief Executive Officer and Chairman of the Board of drugstore.com, inc., a leading online provider of health, beauty, vision, and pharmacy solutions, since October 2004. From August 2003 to October 2004, Ms. Lepore served as Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration for the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company. Prior to this appointment, she held various positions with the Charles Schwab Corporation including: Vice Chairman of Technology, Operations, Business Strategy, and Administration from May 2003 to August 2003; Vice Chairman of Technology, Operations, and Administration from March 2002 to May 2003; Vice Chairman of Technology and Administration from November 2001 to March 2002; and Vice Chairman and Chief Information Officer from July 1999 to November 2001. She also serves on the board of directors of Catalyst, a research and advisory organization working to expand opportunities for women in business, and as a trustee of Smith College. Ms. Lepore holds a B.A. degree from Smith College.
      Richard T. Schlosberg, III has served as a director of eBay since March 2004. From May 1999 to January 2004, Mr. Schlosberg served as President and Chief Executive Officer of the David & Lucile Packard Foundation, a private family foundation. Prior to joining the foundation, Mr. Schlosberg was Executive Vice President of The Times Mirror Company and publisher and Chief Executive Officer of the Los Angeles Times. Prior to that, he served in the same role at the Denver Post. Mr. Schlosberg serves on the board of directors of Edison International, and is also a national board member of the Smithsonian Institution and the National Air and Space museum, a member of the USO World Board of Govenors, and a trustee of Pomona College. Mr. Schlosberg is a graduate of the United States Air Force Academy, and holds an M.B.A. degree from the Harvard Business School.
      Thomas J. Tierney has served as a director of eBay since March 2003. Mr. Tierney is the founder of The Bridgespan Group, a non-profit consulting firm serving the non-profit sector, and has been its Chairman of the Board since late 1999. Prior to founding Bridgespan, Mr. Tierney served as Chief Executive Officer of Bain & Company, a consulting firm, from June 1992 to January 2000. Mr. Tierney holds a B.A. degree in Economics from the University of California at Davis and an M.B.A. degree with distinction from the Harvard Business School. Mr. Tierney is the co-author of a book about organization and strategy called Aligning the Stars.
Audit Committee and Audit Committee Financial Expert
      Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Fred D. Anderson, Dawn G. Lepore, and Richard T. Schlosberg, III. Our Board has determined that Fred D. Anderson, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.
Code of Ethics, Governance Guidelines and Committee Charters
      We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is posted on our website at http://investor.ebay.com/governance/ ethics.cfm. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.
      We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Each of these documents is available on our website at http://investor.ebay.com/governance/ home.cfm.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

      We believe that during the fiscal year ended December 31, 2004, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that:

•	one late Form 3 was filed by Douglas Jeffries, our Principal Accounting Officer, on August 27, 2004 to report Mr. Jeffries becoming a Section 16 reporting individual as of August 5, 2004, and two late Form 4 reports were filed on August 27, 2004 to show purchases of eBay stock made by Mr. Jeffries on August 10, 2004 and August 12, 2004; and

•	one late Form 3 was filed by Eskander E. Kazim, our Senior Vice President, New Ventures, on December 20, 2004 to report Mr. Kazim becoming a Section 16 reporting individual as of December 7, 2004 and one late Form 4 report was filed on December 20, 2004 to report a stock option granted to Mr. Kazim on December 10, 2004.
      In making this statement, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, executive officers, and greater than 10% stockholders.

ITEM 11:	EXECUTIVE COMPENSATION
Summary of Compensation
      The following table shows certain compensation earned during the fiscal years ended December 31, 2002, 2003 and 2004, by our Chief Executive Officer and four most highly-compensated other executive officers (based on their total annual salary and bonus compensation), also referred to as the Named Executive Officers, at December 31, 2004.
SUMMARY COMPENSATION TABLE

						Long-Term and Other
						Compensation

		Annual Compensation				Number of
						Securities
	Fiscal				Other Annual	Underlying	All Other
Name and 2004 Principal Positions	Year	Salary(1)	Bonus(2)		Compensation(3)	Options(4)	Compensation(5)

Margaret C. Whitman	2004	$994,052	$1,553,480	(6)	$357,535	1,200,000	$3,164
President and	2003	843,823	1,159,132	(6)	377,496	2,200,000	3,164
Chief Executive Officer	2002	250,008	329,698	(6)	336,654	1,200,000	1,980
Maynard G. Webb, Jr.	2004	620,203	1,880,279	(7)	35,335	650,000	1,009
Chief Operating Officer	2003	582,007	1,266,601	(7)	—	1,100,000	1,009
	2002	531,250	837,154	(7)	—	600,000	1,104
Jeffrey D. Jordan	2004	494,284	937,038	(8)	—	440,000	2,290
President, PayPal	2003	439,345	858,793	(8)	—	600,000	790
	2002	345,102	739,762	(8)	—	540,000	672
Matthew J. Bannick	2004	474,258	944,950	(9)	—	440,000	2,257
President,	2003	423,084	596,264	(9)	—	600,000	2,257
eBay International	2002	334,086	472,540	(9)	15,987	560,000	2,173
William C. Cobb	2004	419,674	1,026,146	(10)	10,796	300,000	2,173
President,	2003	382,519	368,899	(10)	—	500,000	2,173
eBay North America	2002	312,185	240,390	(10)	—	500,000	2,173

(1)	Effective March 1, 2004, all eligible employees of eBay, including certain of the Named Executive Officers, received an annual salary increase representing: (i) in the case of Ms. Whitman, a salary of $995,016 per annum; (ii) in the case of Mr. Webb, a salary of $625,008 per annum; (iii) in the case of Mr. Jordan, a salary of $500,016 per annum; (iv) in the case of Mr. Bannick, a salary of $480,000 per annum; and (v) in the case of Mr. Cobb, a salary of $415,008 per annum. In addition, Mr. Cobb received a salary increase to $450,000 per annum effective October 1, 2004. Total salary amounts reported are lower than these annual salaries because lower salaries were in effect for portions of 2004.

(2)	All 2004 bonuses represent amounts paid in 2004 and 2005 for services rendered in 2004, all 2003 bonuses represent amounts paid in 2003 and 2004 for services rendered in 2003, and all 2002 bonuses represent amounts paid in 2002 and 2003 for services rendered in 2002.

(3)	Represents: (i) in the case of Ms. Whitman for 2004, personal use of eBay’s corporate aircraft, valued at the incremental cost of such use to the company ($229,145), and an additional $128,390 bonus granted by the Compensation Committee in 2005 to cover any income taxes relating to such aircraft use; (ii) in the case of Ms. Whitman for 2003, personal use of eBay’s corporate aircraft, valued at the incremental cost of such use to the company ($307,496), and an additional $70,000 bonus granted by the Compensation Committee in 2004 to cover any income taxes relating to such aircraft use; (iii) in the case of Ms. Whitman for 2002, her personal use of eBay’s corporate aircraft ($171,693), valued at the incremental cost of such use to the company, and of a corporate aircraft from an unaffiliated third-party vendor, which is valued at actual invoiced amounts ($74,961); and an additional $90,000 bonus granted by the Compensation Committee in 2003 to cover any income taxes relating to such aircraft use; (iv) in the case of Mr. Webb for 2004, personal use of eBay’s corporate aircraft, valued at the incremental cost of such use to the company ($28,070), and an additional $7,265 bonus granted by the Compensation Committee in 2005 to cover any income taxes relating to such aircraft use; (v) in the case of Mr. Bannick for 2002, costs associated with family transportation while Mr. Bannick worked out of our European offices during the summer of 2002; and (vi) in the case of Mr. Cobb for 2004, personal use of eBay’s corporate aircraft, valued at the incremental cost of such use to the company.

Prior to 2004, eBay calculated the cost of the personal use of its corporate aircraft using the Standard Industrial Fare Level (SIFL) tables prescribed under applicable IRS regulations. Beginning in 2004, eBay calculated the value of the personal use of its corporate aircraft by estimating the incremental cost to the company of such use. The calculation of incremental cost is based on the weighted average cost of fuel, maintenance expenses, parts and supplies, landing fees, ground services, catering and crew expenses associated with such use. Had eBay used the IRS’s SIFL tables to calculate the value of the personal use of its corporate aircraft by Ms. Whitman, Mr. Webb, and Mr. Cobb in 2004, such use would have been valued at $154,267, $13,050, and $7,070, respectively. Because eBay has determined that this incremental cost methodology produces generally higher amounts than use of the SIFL calculation method, the incremental cost methodology has also been used to calculate the value of personal use of corporate aircraft by Ms. Whitman for 2003 and 2002. Prior annual reports and proxy statements reflected the value of Ms. Whitman’s personal use of corporate aircraft in 2003 and 2002 using the SIFL calculation method, and valued such use at $115,857 and $58,101, respectively.

(4)	Amounts have been adjusted to reflect all prior stock splits, including eBay’s two-for-one stock split that occurred on February 16, 2005.

(5)	Represents, in the case of each of the Named Executive Officers, insurance premiums we paid with respect to group life insurance for their benefit and matching contributions under our 401(k) Plan (subject to the maximum of $1,500 per annum).

(6)	Represents amounts paid to Ms. Whitman under eBay’s Management Incentive Plan.

(7)	Represents (i) for 2004, $726,279 paid under eBay’s Management Incentive Plan and $1,154,000 paid under Mr. Webb’s special retention plan; (ii) for 2003, $620,501 paid under eBay’s Management Incentive Plan and $646,100 paid under Mr. Webb’s special retention plan; and (iii) for 2002, $387,254 paid under eBay’s Management Incentive Plan and $449,900 paid under Mr. Webb’s special retention plan. See “Item 13: Certain Relationships and Related Transactions.”

(8)	Represents (i) for 2004, $462,948 for 2004 paid under eBay’s Management Incentive Plan, $472,025 under Mr. Jordan’s special retention plans and an additional $2,065 bonus granted by the Compensation Committee in 2005; (ii) for 2003, $361,505 for 2003 paid under eBay’s Management Incentive Plan and $497,288 under Mr. Jordan’s special retention plans; and (iii) for 2002, $202,212 paid under eBay’s Management Incentive Plan, $522,550 paid under Mr. Jordan’s special retention plans and $15,000 paid pursuant to our discretionary reward program. See “Item 13: Certain Relationships and Related Transactions.”

(9)	Represents (i) for 2004, $444,950 paid under eBay’s Management Incentive Plan, and $500,000 paid under Mr. Bannick’s special retention plan; (ii) for 2003, $346,264 paid under eBay’s Management Incentive Plan, and $250,000 paid under Mr. Bannick’s special retention plan; and (iii) for 2002, $207,540 paid under eBay’s Management Incentive Plan, $250,000 paid under Mr. Bannick’s special retention plan and $15,000 paid pursuant to our discretionary reward program. See “Item 13: Certain Relationships and Related Transactions.”

(10)	Represents (i) for 2004, $392,211 paid under eBay’s Management Incentive Plan, $350,000 paid under Mr. Cobb’s special retention plans, a performance bonus of $280,000 granted by the Compensation Committee in 2004, and an additional $3,935 bonus granted by the Compensation Committee in 2005; (ii) for 2003, $298,899 paid under eBay’s Management Incentive Plan, and $70,000 paid under Mr. Cobb’s special retention plan; and (iii) for 2002, $170,390 paid under eBay’s Management Incentive Plan and $70,000 paid under Mr. Cobb’s special retention plan. See “Item 13: Certain Relationships and Related Transactions.”
      The following executive officers received grants of options in 2004 under eBay’s 2001’s Equity Incentive Plan, which we also refer to as the 2001 Plan.
Option Grants During 2004

					Potential Realizable Value at
	Number of	Percentage of			Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(4)
	Options	Employees	Price	Expiration
Name	Granted(1)	During 2004(2)	per Share(3)	Date	5%	10%

Margaret C. Whitman	1,200,000	2.8%	$34.62	3/1/14	$26,123,025	$66,200,874
Maynard G. Webb, Jr.	650,000	1.5	34.62	3/1/14	14,149,972	35,858,807
Jeffrey D. Jordan	440,000	1.0	34.62	3/1/14	9,578,443	24,273,654
Matthew J. Bannick	440,000	1.0	34.62	3/1/14	9,578,443	24,273,654
William C. Cobb	300,000	0.7	34.62	3/1/14	6,530,756	16,550,219

(1)	Options granted in 2004 were granted under the 2001 Plan. All options granted in 2004 to the Named Executive Officers were granted by our Board, are nonqualified stock options and are subject to a four-year vesting schedule, vesting 12.5% after six months and 1/48 per month thereafter. Amounts have been adjusted to reflect the two-for-one stock split effective on February 16, 2005.

(2)	Based on options to purchase 42,964,094 shares of our common stock granted to employees in 2004.

(3)	Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the Board of Directors on the date of grant. The exercise prices per share listed in the table above are rounded to the nearest cent. The exercise per share has been adjusted to reflect the two-for-one stock split effective on February 16, 2005.

(4)	Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a 5% annual rate of appreciation in our common stock over the ten-year term of the option and (ii) for the 10% column, a 10% annual rate of appreciation in our common stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the SEC and do not represent our estimate or projection of the future common stock price. The amounts in this table may not necessarily be achieved.

      The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2004 and the number of shares of our common stock subject to exercisable and unexercisable stock options held as of December 31, 2004, by each of the Named Executive Officers. The value at fiscal year end is measured as the difference between the exercise price and the fair market value at close of market on December 31, 2004, which was $58.17.
Aggregate Option Exercises in 2004 and Values at December 31, 2004

			Number of Securities
			Underlying		Value of Unexercised
			Unexercised Options		In-The-Money Options
	Shares
	Acquired on	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise(1)	Realized(2)	(#)	(#)	($)	($)

Margaret C. Whitman	—	$—	4,162,500	3,437,500	$179,531,119	$125,116,931
Maynard G. Webb, Jr.	1,400,000	43,896,366	1,188,124	1,321,876	47,708,954	44,076,742
Jeffrey D. Jordan	800,000	22,358,985	1,268,368	852,500	51,442,810	28,386,063
Matthew J. Bannick	791,660	17,813,071	298,334	858,334	10,427,623	28,640,760
William C. Cobb	466,000	14,259,643	633,166	670,834	25,564,447	23,015,857

(1)	Amounts have been adjusted to reflect the two-for-one stock split effective on February 16, 2005.

(2)	Value realized is based on the fair market value of our common stock on date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the officer.

(3)	Calculated using the fair market value of our common stock on December 31, 2004 ($58.17), as adjusted to reflect the two-for-one stock split effective February 16, 2005, less the exercise price of the option.
Employment Agreements, Change-in-Control Arrangements, and Retention Bonus Plans
      We do not have long-term employment agreements or change-in-control arrangements with any of our executive officers, nor are any of our executive officers covered by any pension plan or deferred compensation plan. We do not have any severance payment arrangements with any of our executive officers, except that under his July 17, 1999 offer letter, if Mr. Webb is terminated other than for cause, he is entitled to receive salary compensation for six months, and if he remains unemployed at the end of such six-month period, he is eligible to received additional salary compensation for the lesser of six months or commencement of other employment. “Item 13: Certain Relationships and Related Transactions” contains descriptions of the special retention bonus plans that we have entered into with certain of our executive officers.
Compensation of Directors
      New directors who are not employees of eBay, or any parent, subsidiary or affiliate of eBay, receive deferred stock units, or DSUs, with an initial value of $150,000 under our 2003 Deferred Stock Unit Plan. DSUs represent an unfunded, unsecured right to receive shares of eBay common stock (or the equivalent value thereof in cash or property), and the value of DSUs varies directly with the price of eBay’s common stock. Each DSU award granted to a non-employee director upon election to the Board will vest as to 25% of the DSUs on the first anniversary of the date of grant and as to 1/48 of the DSUs each month thereafter, provided the director continues as a director or consultant of eBay. DSUs are payable in stock or cash (at eBay’s election) following the termination of a non-employee director’s tenure in such capacity
      Non-employee directors are also eligible to participate in the 1998 Directors Stock Option Plan, also referred to as the Directors Plan. Option grants under the Directors Plan are automatic and non-discretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director is granted an option to purchase 15,000 shares, of eBay common stock at the time of each annual meeting if he or she has served continuously as a member of the Board since the date elected. The Compensation Committee of the Board elected to maintain the annual option grant under the Directors Plan at 15,000 shares following the two-for-one split of eBay common stock in February 2005. All options granted under the Directors Plan vest as to 25% of the shares on the first anniversary of the date of grant and as to 1/48 of the shares each month thereafter, provided the optionee continues as a director or consultant of eBay.
      Non-employee directors are paid a retainer of $50,000 per year, the chairman of the Audit Committee receives an additional $10,000 per year, and all other committee chairs receive an additional $5,000 per year. Each non-employee director also receives meeting fees of $2,000 for each Board meeting and $1,000 for each committee meeting. During 2004, in connection with travel to Board meetings, the company purchased commercial airfare for the spouses of Mr. Anderson and Mr. Schlosberg valued at approximately $8,800 and $7,300, respectively.
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
      Mr. Kagle, a member of our Compensation Committee, is a member of the general partner of certain venture capital funds that beneficially hold greater than a 10% equity interest in Business.com, Inc. In late 2003, we entered into an advertising and related services agreement with Business.com, Inc., under which we incurred fees of approximately $80,000 in 2004 and under which we currently expect to incur a similar amount of fees in 2005. We believe this transaction was made on terms no less favorable to us than we could have obtained from unaffiliated third parties.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The following table sets forth certain information known to us with respect to beneficial ownership of the Common Stock as of February 18, 2005, by (i) each stockholder known to us to be the beneficial owner of more than 5% of our common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table set forth under “Item 11: Executive Compensation — Summary of Compensation” and (iv) all executive officers and directors as a group.

	Shares Beneficially
	Owned(1)

Name of Beneficial Owner	Number	Percent

Pierre M. Omidyar(2)	215,336,568	16.0%
Jeffrey S. Skoll(3)	90,578,494	6.7
Margaret C. Whitman(4)	31,072,351	2.3
Maynard G. Webb, Jr.(5)	1,483,957	*
Jeffrey D. Jordan(6)	1,440,234	*
Matthew J. Bannick(7)	452,815	*
William C. Cobb(8)	775,499	*
Fred D. Anderson(9)	6,000	*
Philippe Bourguignon(10)	506,250	*
Scott D. Cook(11)	2,199,256	*
Robert C. Kagle(12)	3,718,336	*
Dawn G. Lepore(13)	341,250	*
Richard T. Schlosberg, III(14)	3,200
Thomas J. Tierney(15)	20,250	*
All directors and executive officers as a group (19 persons)(16)	262,748,726	19.3

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 18, 2005 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 1,344,806,283 shares of our common stock outstanding as of February 18, 2005. Amounts have been adjusted to reflect the two-for-one stock split effective on February 16, 2005.

(2)	Mr. Omidyar is our Founder and Chairman of the Board. Includes 490,000 shares held by his spouse as to which he disclaims beneficial ownership. The address for Mr. Omidyar is 2145 Hamilton Avenue, San Jose, California 95125.

(3)	Mr. Skoll is a former officer and director of the company. The address for Mr. Skoll is c/o Seiler & Company, LLP, 1100 Marshall Street, Redwood City, CA 94063, Attn: James G.B. DeMartini, III.

(4)	Ms. Whitman is our President and Chief Executive Officer. Includes 7,646,842 shares held by the Griffith R. Harsh, IV & Margaret C. Whitman TTEES of Sweetwater Trust U/ A/ D 10/15/99, 1,330,046 shares held by the Griffith R. Harsh, IV, TTEE, GRH 2003 GRAT, and 1,330,046 shares held by the Margaret C. Whitman TTEE, MCW 2003 GRAT, 4,000,000 shares held by the Griffith R. Harsh, IV, TTEE, GRH 2004 GRAT and 4,000,000 shares held by the Margaret C. Whitman TTEE,

MCW 2004 GRAT and 2,000,000 shares held by the Griffith R. Harsh, IV, TTEE GRH 2005 GRAT and 2,000,000 shares held by the Margaret C. Whitman TTEE, MCW 2005 GRAT. In addition, it includes (a) 4,792 shares held by Griffith Rutherford Harsh IV Custodian Griffith Rutherford Harsh V UTMA California as to which Ms. Whitman’s spouse is custodian for the trust and as to which Ms. Whitman disclaims beneficial ownership and (b) 4,792 shares held by Griffith Rutherford Harsh IV Custodian William Whitman Harsh UTMA California as to which Ms. Whitman’s spouse is custodian for the trust and as to which Ms. Whitman disclaims beneficial ownership. Includes 4,795,833 shares Ms. Whitman has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Ms. Whitman is c/o eBay Inc., 2145 Hamilton Avenue, San Jose, California 95125.

(5)	Mr. Webb is our Chief Operating Officer. Includes 1,383,957 shares Mr. Webb has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Webb is c/o eBay Inc., 2145 Hamilton Avenue, San Jose, California 95125.

(6)	Mr. Jordan is our President, PayPal. Includes 1,400,034 shares Mr. Jordan has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Jordan is c/o eBay Inc., 2145 Hamilton Avenue, San Jose, California 95125.

(7)	Mr. Bannick is our President, eBay International. Includes 431,667 shares Mr. Bannick has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Bannick is c/o eBay Inc., 2145 Hamilton Avenue, San Jose, California 95125.

(8)	Mr. Cobb is our President, eBay North America. Includes 741,499 shares Mr. Cobb has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Cobb is c/o eBay Inc., 2145 Hamilton Avenue, San Jose, California 95125.

(9)	The address for Mr. Anderson is c/o eBay Inc., 2145 Hamilton Avenue, San Jose, California 95125.

(10)	Includes 506,250 shares Mr. Bourguignon has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Bourguignon is c/o eBay Inc., 2145 Hamilton Avenue, San Jose, California 95125.

(11)	Includes 2,036,250 shares Mr. Cook has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Cook is c/o Intuit, Inc., 2535 Garcia Avenue, Mountain View, California 94043.

(12)	Includes 346,250 shares Mr. Kagle has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Kagle is c/o Benchmark Capital, 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(13)	Includes 301,250 shares Ms. Lepore has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Ms. Lepore is c/o drugstore.com, inc., 13920 S.E. Eastgate Way #300, Bellevue, WA 98005.

(14)	The address for Mr. Schlosberg is 9901 IT-10 West, Suite 800, San Antonio, TX 78230.

(15)	Includes 16,250 shares Mr. Tierney has the right to acquire pursuant to outstanding options exercisable within 60 days. The address for Mr. Tierney is c/o The Bridgespan Group, 535 Boylston Street, 10th Floor, Boston, MA 02116

(16)	Includes 16,593,900 shares subject to options exercisable within 60 days.

Equity Compensation Plan Information
      The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004, including our 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Equity Incentive Plan, 1998 Directors Stock Option Plan, 1999 Global Equity Incentive Plan, 2001 Equity Incentive Plan, and 2003 Deferred Stock Unit Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders, also referred to as our Non-Plan Grants. No warrants or rights are outstanding under any of the foregoing plans.

				(c)
	(a)			Number of Securities
	Number of Securities		(b)	Remaining Available for
	to be Issued		Weighted Average	Future Issuance under
	upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by securityholders	134,119,868		$24.08	122,712,098	(1)
Equity compensation plans not approved by securityholders	1,690,000	(2)(3)(4)(5)(6)	0.39	—

Total	135,809,868		$23.79	122,712,098

(1)	Includes 5,987,748 shares of our common stock remaining available for future issuance under our 1998 Employee Stock Purchase Plan, as amended, or the ESPP, as of December 31, 2004. Our ESPP contains an “evergreen” provision that automatically increases, on each January 1, the number of securities available for issuance under the ESPP by the number of shares purchased under the ESPP in the preceding calendar year. An aggregate amount of 1,212,252 shares was purchased under the ESPP in 2004. None of our other plans has an “evergreen” provision.

(2)	Does not include 396 shares of our common stock, with a weighted average exercise price of $0.27 per share, to be issued upon exercise of outstanding options assumed by us under the Billpoint, Inc. 1999 Stock Option Plan, or the Billpoint Plan, in connection with our acquisition of Billpoint in 1999, as we cannot make subsequent grants or awards of our equity securities under the Billpoint Plan. Prior to our acquisition of Billpoint, the stockholders of Billpoint approved the Billpoint Plan. Our stockholders, however, did not approve the Billpoint Plan in connection with our acquisition of Billpoint.

(3)	Does not include 26,884 shares of our common stock, with a weighted average exercise price of $9.53 per share, to be issued upon exercise of outstanding options assumed by us under the Half.com, Inc. 1999 Equity Compensation Plan, or the Half.com Plan, in connection with our acquisition of Half.com in 2000, as we cannot make subsequent grants or awards of our equity securities under the Half.com Plan. Prior to our acquisition of Half.com, the stockholders of Half.com approved the Half.com Plan. Our stockholders, however, did not approve the Half.com Plan in connection with our acquisition of Half.com.

(4)	Does not include 780 shares of our common stock, with a weighted average exercise price of $0.19 per share, to be issued upon exercise of outstanding options assumed by us under the Confinity, Inc. 1999 Stock Plan, or the Confinity Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the Confinity Plan. The Confinity Plan was assumed by PayPal in connection with its merger with Confinity in 2000. Prior to our acquisition of PayPal and PayPal’s merger with Confinity, the stockholders of Confinity approved the Confinity Plan. Our stockholders, however, did not approve the Confinity Plan in connection with our acquisition of PayPal.

(5)	Does not include 165,994 shares of our common stock, with a weighted average exercise price of $0.76 per share, to be issued upon exercise of outstanding options assumed by us under the X.com Corporation 1999 Stock Plan, or the X.com Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the X.com Plan.

Prior to our acquisition of PayPal, the stockholders of PayPal approved the X.com Plan. Our stockholders, however, did not approve the X.com Plan in connection with our acquisition of PayPal.

(6)	Does not include 1,234,440 shares of our common stock, with a weighted average exercise price of $8.95 per share, to be issued upon exercise of outstanding options assumed by us under the PayPal, Inc. 2001 Equity Incentive Plan, or the PayPal Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the PayPal Plan. Prior to our acquisition of PayPal, the stockholders of PayPal approved the PayPal Plan. Our stockholders, however, did not approve the PayPal Plan in connection with our acquisition of PayPal.

      The only outstanding Non-Plan Grant as of December 31, 2004 relates to an individual compensation arrangement that was made prior to the initial public offering of our Common Stock in 1998. At the time of this Non-Plan Grant, members of our Board and their affiliates beneficially owned in excess of 90% of our then outstanding equity and voting interests. This Non-Plan Grant has been previously disclosed in our initial public offering Prospectus filed with the SEC on September 25, 1998 under the headings “Management — Director Compensation” and “— Compensation Arrangements.” Except as set forth below, the terms and conditions of this Non-Plan Grant are identical to the terms of our 1997 Stock Option Plan, a copy of which was filed as an exhibit to our S-1 Registration Statement (No. 33-59097) filed in connection with our initial public offering.
      The outstanding Non-Plan Grant involved the Board’s grant of an option to purchase 3,600,000 shares of our Common Stock at an exercise price of $0.39 to Mr. Cook upon his joining our Board in June 1998 as an independent director. These options granted to Mr. Cook were non-qualified options and were immediately exercisable, with a term of 10 years. These options vested as to 25% of the underlying shares in June 1999 and as to 2.08% of the shares each month thereafter until they fully vested in June 2002. Mr. Cook exercised options to purchase 480,000 shares in 2002 and exercised options to purchase an additional 1,430,000 shares during 2003. As of December 31, 2004, options to purchase 1,690,000 shares remain outstanding under the Non-Plan Grant.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with eBay.
      In August 2000, Mr. Webb, our Chief Operating Officer, entered into a four-year term loan with us at an interest rate of 6.37% per annum, with 10%, 15%, 25% and 50% of principal on the loan due on each of the first, second, third and fourth anniversary of the loan’s issue date, respectively. The principal amount on the loan was approximately $2,169,800, which amount represented the principal and accrued interest due at the end of a one-year term loan entered into in August 1999 between Mr. Webb and us shortly after his relocation to San Jose as a result of his joining eBay in 1999, and was secured by Mr. Webb’s principal place of residence. In January 2001, we entered into a special retention bonus plan with Mr. Webb, under which Mr. Webb received bonus payments in August of 2001, 2002, 2003, and 2004. Payment amounts under Mr. Webb’s bonus plan are $355,200 for 2001, $449,900 for 2002, $646,100 for 2003 and $1,154,000 for 2004, and the terms of the bonus plan allowed those amounts to be used to pay principal and interest owed to us under the terms of his loan. In August 2001 and August 2002, in accordance with the terms of his loan, Mr. Webb paid down $355,200 and $449,900, respectively, of principal and accrued interest on the loan. In January 2003, Mr. Webb prepaid in full the principal and accrued interest on his loan in the amount of approximately $1,670,800.
      In May 2000, Mr. Jordan, our President, PayPal, entered into two four-year term loans with us at an interest rate of 6.40% per annum, with principal and accrued interest payable on each loan in equal installments on each anniversary. The principal amounts on the loans were $1,000,000 and $900,000, respectively, with the loan amounts secured by Mr. Jordan’s principal place of residence. In May 2000, we entered into a special retention bonus plan with Mr. Jordan under which Mr. Jordan received bonus payments in May of 2001, 2002, 2003, and 2004. Payment amounts under this Mr. Jordan’s bonus plan were $314,000 for 2001, $298,000 for 2002, $282,000 for 2003, and $266,000 for 2004, and the terms of the bonus plan allowed those amounts to pay principal and interest owed to us under the loans described in this paragraph. In

July 2000, Mr. Jordan repaid in full the principal and accrued interest on the $900,000 term loan. In addition, in April 2001, Mr. Jordan entered into a four-year term loan with us at an interest rate of 4.94% per annum, with principal and accrued interest payable in equal installments on each anniversary of this loan. The principal amount on this loan was $750,000, with the loan amount secured by Mr. Jordan’s principal place of residence. In April 2001, we entered into a second special retention bonus plan with Mr. Jordan under which Mr. Jordan received bonus payments in April of 2002, 2003, and 2004 and remains eligible to receive a bonus payment in April 2005 if he is then employed by us. Payment amounts under this bonus plan with Mr. Jordan are $224,550 for 2002, $215,288 for 2003, $206,025 for 2004, and $196,763 for 2005, and the terms of the bonus plan allowed those amounts to be used to pay principal and interest owed to us under the loans described in this paragraph. In May 2001, May 2002, and May 2003, Mr. Jordan paid down $314,000, $298,000 and $282,000, respectively, of principal and accrued interest on his May 2000 loan. In April 2002 and April 2003, Mr. Jordan paid down $224,550 and $215,288, respectively, of principal and accrued interest on his April 2001 loan. In July 2003, Mr. Jordan prepaid in full the principal and accrued interest on both the May 2000 and April 2001 loans in the amounts of $252,762 and $380,380, respectively.
      In March 2001, in connection with his relocation to San Jose as a result of his joining eBay in November 2000, Mr. Cobb, our President, eBay North America, entered into a four-year, non-interest bearing term loan with us in the amount of $840,000. The loan to Mr. Cobb was secured by his principal place of residence. Principal payments of $70,000 were due on the first, second and third anniversary of his start date, and a balloon payment of the remaining principal was due on the fourth anniversary of his start date. In November 2000, we entered into a special retention bonus plan with Mr. Cobb under which Mr. Cobb received a $70,000 bonus payment in November of 2001, 2002, 2003 and 2004. In April 2002, we entered into a second special retention bonus plan with Mr. Cobb under which Mr. Cobb received $280,000 bonus payment in November 2004. The terms of the bonus plans allowed these bonus payments to be used to pay principal payments due under Mr. Cobb’s loan. In each of November 2001, 2002 and 2003, Mr. Cobb paid down $70,000 of principal on his loan, and in November 2004 Mr. Cobb paid the remaining $630,000 in principal on his loan. Mr. Cobb’s maximum indebtedness to eBay during 2004 was $630,000.
      In September 2002, we entered into a special retention bonus plan with Mr. Bannick. Under the terms of this bonus plan, Mr. Bannick received a $250,000 bonus payment after the closing of our acquisition of PayPal in October 2002 and upon his acceptance of the new position as our Senior Vice President and General Manager, Global Online Payments. In addition, the terms of the bonus plan provided for three performance-based bonus payments of up to $250,000 related primarily to the integration and performance of our PayPal subsidiary, payable on each of the nine months, 18 months, and 24 months after the October 2002 closing of the PayPal acquisition. Mr. Bannick received $250,000 payments in July 2003, April 2004 and October 2004.
      Mr. Omidyar, our Founder and the Chairman of our Board of Directors, and Mr. Skoll, a beneficial owner of more than 5% of our common stock, from time to time make their personal aircraft available to our officers for business purposes at no cost to us. The imputed cost of the aircraft use was not material to our consolidated financial statements.
      Another transaction is described under the caption “Compensation Committee Interlocks and Insider Participation”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      During the fiscal years ended December 31, 2003 and December 31, 2004, fees for services provided by PricewaterhouseCoopers LLP, or PwC, were as follows (in thousands):

	Year Ended
	December 31,

	2003	2004

Audit Fees	$1,548	$3,757
Audit-Related Fees	720	1,617
Tax Fees	65	—

Total	$2,333	$5,374

      “Audit Fees” consisted of fees incurred for services rendered for the audit of eBay’s annual financial statements, review of financial statements included in eBay’s quarterly reports on Form 10-Q other services normally provided in connection with statutory and regulatory filings and, in the case of 2004, for attestation services related to Sarbanes-Oxley compliance. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. Approximately 3% of Tax Fees for 2003 were approved by eBay’s Audit Committee after the provision of services pursuant to the “de minimis” services safe harbor exception for non-audit engagements.
      The Audit Committee of our Board of Directors has determined that the rendering of non-audit services by PwC was compatible with maintaining their independence.
Audit Committee Pre-Approval Policy
      The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of any non-audit engagement of PwC. In the event that we wish to engage PwC to perform accounting, technical, diligence or other permitted services not related to the services performed by PwC as our independent registered public accounting firm, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services. Beginning with the first quarter of 2003, we have disclosed all approved non-audit engagements during a quarter in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.
      Our Audit Committee approved the non-audit engagement of PwC to provide due diligence services related to certain potential acquisitions during the quarter ended December 31, 2004.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

2. Financial Statement Schedules.

Page
Number

Schedule II — Valuation and Qualifying Accounts	128
      All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

Incorporated by Reference
Filed with
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	8/4/2004
3.02	Registrant’s Amended and Restated By-laws.		10-Q	000-24821	11/13/1998

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.		S-1	333-59097	7/15/1998

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s 1996 Stock Option Plan.		S-1	333-59097	7/15/1998

10.03+	Registrant’s 1997 Stock Option Plan.		S-1	333-59097	7/15/1998

10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		S-1	333-59097	7/15/1998

10.05+	Registrant’s 2001 Equity Incentive Plan.		S-8	333-117913	8/4/2004

10.06+	Registrant’s 1998 Directors Stock Option Plan.		10-Q	000-24821	5/15/2003

10.07+	Registrant’s 2003 Deferred Stock Unit Plan.		S-8	333-107832	8/11/2003

10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		S-8	333-117913	8/4/2004

10.09+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		S-8	333-117913	8/4/2004

Incorporated by Reference
Filed with
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.10+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998

10.11+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998

10.12+	Offer Letter to Maynard G. Webb, Jr. dated July 17, 1999.		S-3	333-88205	9/30/1999

10.13+	Retention Bonus Plan dated January 10, 2001, between Registrant and Maynard G. Webb, Jr. (Corrected).		10-Q	000-24821	8/14/2001

10.14+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003

10.15+	Offer Letter to Jeffrey D. Jordan dated July 30, 1999.		S-3	333-88205	9/30/1999
10.16+	Retention Bonus Plan dated May 16, 2000, between Registrant and Jeffrey D. Jordan.		10-K	000-24821	3/28/2001

10.17+	Retention Bonus Plan dated April 3, 2001, between Registrant and Jeffrey D. Jordan.		10-Q	000-24821	8/14/2001

10.18+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	3/25/2002

10.19+	Supplemental Retention Bonus Plan dated April 14, 2002, between Registrant and William C. Cobb.		10-Q	000-24821	8/6/2002

10.20+	Special Bonus Plan between Registrant and Matthew J. Bannick, dated as of September 6, 2002.		10-Q	000-24821	11/14/2002

10.21	Lease dated March 1, 2000, between eBay Realty Trust and Registrant.		10-K	000-24821	3/30/2000

10.22	Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent, dated March 1, 2000.		10-K	000-24821	3/30/2000

10.23+	Form of Stock Bonus Agreement under eBay Inc. 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.24+	Form of Stock Option Agreement under eBay Inc. 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.25+	Form of Stock Option Agreement under eBay Inc. 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.26+	Form of Stock Option Agreement under eBay Inc. 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.27+	Description of eBay Inc.’s Executive Management Incentive Plan.		10-Q	000-24821	10/27/2004

10.28+	Offer Letter to Christopher Corrado dated November 19, 2004.		8-K	000-24821	1/3/2005

10.29+	Offer Letter to Scott Thompson dated January 12, 2005.		8-K	000-24821	2/7/2005

10.30+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005

Incorporated by Reference
Filed with
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement

(b)	See the Exhibits listed under Item 15(a)(3) above.

(c)	The financial statement schedules required by this item are listed under Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of eBay Inc.:
      We have completed an integrated audit of eBay Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 84 present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) on page 84 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 2003 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB 51”.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/PricewaterhouseCoopers LLP
San Jose, California
February 25, 2005

eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2003	2004

	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,381,513	$1,330,045
Short-term investments	340,576	682,004
Accounts receivable, net	225,871	240,856
Funds receivable from customers	79,893	123,424
Restricted cash and investments	14,859	155,405
Other current assets	103,170	379,415

Total current assets	2,145,882	2,911,149
Long-term investments	934,171	1,266,289
Restricted cash and investments	127,432	1,418
Property and equipment, net	601,785	709,773
Goodwill	1,719,311	2,709,794
Intangible assets, net	274,057	362,909
Other assets	17,496	29,719

	$5,820,134	$7,991,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,633	$37,958
Funds payable and amounts due to customers	106,568	331,805
Accrued expenses and other current liabilities	356,491	421,969
Deferred revenue and customer advances	28,874	50,439
Short-term obligations	2,840	124,272
Income taxes payable	87,870	118,427

Total current liabilities	647,276	1,084,870
Long-term obligations	124,476	75
Deferred tax liabilities, net	79,238	135,971
Other liabilities	33,494	37,698
Minority interests	39,408	4,096

Total liabilities	923,892	1,262,710

Commitments and contingencies (Notes 8, 9, and 10)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 1,790,000 shares authorized; 1,298,586 and 1,338,608 shares issued and outstanding	1,299	1,339
Additional paid-in capital	3,936,510	4,855,717
Unearned stock-based compensation	(2,008)	(4,825)
Retained earnings	856,245	1,634,468
Accumulated other comprehensive income	104,196	241,642

Total stockholders’ equity	4,896,242	6,728,341

	$5,820,134	$7,991,051

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share amounts)
Net revenues	$1,214,100	$2,165,096	$3,271,309
Cost of net revenues	213,876	416,058	614,415

Gross profit	1,000,224	1,749,038	2,656,894

Operating expenses:
Sales and marketing	349,650	567,565	857,874
Product development	104,636	159,315	240,647
General and administrative	171,785	302,703	415,725
Patent litigation expense	—	29,965	—
Payroll tax on employee stock options	4,015	9,590	17,479
Amortization of acquired intangible assets	15,941	50,659	65,927

Total operating expenses	646,027	1,119,797	1,597,652

Income from operations	354,197	629,241	1,059,242
Interest and other income, net	49,209	37,803	77,867
Interest expense	(1,492)	(4,314)	(8,879)
Impairment of certain equity investments	(3,781)	(1,230)	—

Income before cumulative effect of accounting change, income taxes and minority interests	398,133	661,500	1,128,230
Provision for income taxes	(145,946)	(206,738)	(343,885)
Minority interests	(2,296)	(7,578)	(6,122)

Income before cumulative effect of accounting change	249,891	447,184	778,223
Cumulative effect of accounting change, net of tax	—	(5,413)	—

Net income	$249,891	$441,771	$778,223

Net income per basic share:
Income before cumulative effect of accounting change	$0.22	$0.35	$0.59
Cumulative effect of accounting change	—	(0.00)	—

Net income per basic share	$0.22	$0.35	$0.59

Net income per diluted share:
Income before cumulative effect of accounting change	$0.21	$0.34	$0.57
Cumulative effect of accounting change	—	(0.00)	—

Net income per diluted share	$0.21	$0.34	$0.57

Weighted average shares:
Basic	1,149,984	1,276,576	1,319,458

Diluted	1,171,280	1,313,314	1,367,720

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Net income	$249,891	$441,771	$778,223

Other comprehensive income:
Foreign currency translation	48,000	66,326	139,523
Unrealized gains (losses) on investments, net	774	(5,861)	(8,727)
Investment losses included in net income	558	364	24
Unrealized gains (losses) on cash flow hedges	(2,637)	4,249	5,525
Estimated tax benefit	448	620	1,102

Net change in other comprehensive income	47,143	65,698	137,447

Comprehensive income	$297,034	$507,469	$915,670

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Convertible preferred stock:
Balance, beginning of year	$—	$—	$—

Balance, end of year	—	—	—

Common stock:
Balance, beginning of year	1,110	1,246	1,299
Common stock issued	136	53	40

Balance, end of year	1,246	1,299	1,339

Additional paid-in-capital:
Balance, beginning of year	1,274,407	3,107,508	3,936,510
Common stock issued	1,740,386	694,288	650,985
Common stock repurchased	(132)	(79)	(1)
Stock-based compensation, net of cancellations	298	4,155	6,240
Stock option income tax benefit	92,549	130,638	261,983

Balance, end of year	3,107,508	3,936,510	4,855,717

Unearned stock-based compensation:
Balance, beginning of year	(2,367)	(5,253)	(2,008)
Unearned stock-based compensation, net of cancellations	(8,839)	(1,079)	(4,068)
Amortization of unearned stock-based compensation	5,953	4,324	1,251

Balance, end of year	(5,253)	(2,008)	(4,825)

Retained earnings:
Balance, beginning of year	164,633	414,474	856,245
Partnership distributions	(50)	—	—
Net income	249,891	441,771	778,223

Balance, end of year	414,474	856,245	1,634,468

Accumulated other comprehensive income (loss):
Balance, beginning of year	(8,645)	38,498	104,196
Unrealized gain (loss) on investments, net of tax	724	(3,178)	(5,392)
Unrealized gain (loss) on cash flow hedges, net of tax	(1,581)	2,549	3,315
Foreign currency translation adjustment	48,000	66,327	139,523

Balance, end of year	38,498	104,196	241,642

Total stockholders’ equity	$3,556,473	$4,896,242	$6,728,341

Number of shares
Common stock:
Balance, beginning of year	1,109,036	1,245,108	1,298,586
Issuance of common stock for cash and services	40,112	53,478	40,022
Issuance of common stock for acquisitions	95,960	—	—

Balance, end of year	1,245,108	1,298,586	1,338,608

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income	$249,891	$441,771	$778,223
Adjustments:
Cumulative effect of accounting change	—	5,413	—
Provision for doubtful accounts and authorized credits	25,455	46,049	90,942
Provision for transaction losses	7,832	36,401	50,459
Depreciation and amortization	76,576	159,003	253,690
Amortization of unearned stock-based compensation	5,953	5,492	5,832
Tax benefit on the exercise of employee stock options	91,237	130,638	261,983
Impairment of certain equity investments	3,781	1,230	—
Minority interests	1,324	7,784	6,122
Gain on sale of assets	(21,378)	—	—
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(54,583)	(153,373)	(105,540)
Funds receivable from customers	(11,819)	(38,879)	(44,751)
Other current assets	10,716	(13,133)	(312,756)
Other non-current assets	(1,195)	(4,111)	(308)
Deferred tax liabilities, net	8,134	69,770	28,652
Accounts payable	14,631	17,348	(33,975)
Funds payable and amounts due to customers	(6,027)	56,172	216,967
Accrued expenses and other liabilities	35,481	85,704	39,618
Deferred revenue and customer advances	2,780	8,864	20,061
Income taxes payable	41,114	11,976	30,096

Net cash provided by operating activities	479,903	874,119	1,285,315

Cash flows from investing activities:
Purchases of property and equipment, net	(138,670)	(365,384)	(292,838)
Purchases of investments	(723,307)	(2,035,053)	(1,754,808)
Maturities and sales of investments	727,455	1,297,262	1,079,548
Proceeds from (purchases of) intangible and other non-current assets	36,174	—	(8,646)
Acquisitions, net of cash acquired	(59,411)	(216,367)	(1,036,476)

Net cash used in investing activities	(157,759)	(1,319,542)	(2,013,220)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	252,181	700,817	650,638
Principal payments on long-term obligations	(64)	(11,951)	(2,969)
Partnership distributions	(50)	—	—

Net cash provided by financing activities	252,067	688,866	647,669

Effect of exchange rate changes on cash and cash equivalents	11,133	28,757	28,768

Net increase (decrease) in cash and cash equivalents	585,344	272,200	(51,468)
Cash and cash equivalents at beginning of period	523,969	1,109,313	1,381,513

Cash and cash equivalents at end of period	$1,109,313	$1,381,513	$1,330,045

Supplemental cash flow disclosures:
Cash paid for interest	$1,492	$3,237	$8,234
Cash paid for income taxes	$2,382	$3,519	$13,875
Unearned stock-based compensation, net of cancellations	$8,839	$1,079	$4,068
Non-cash investing and financing activities:
Common stock issued for acquisition	$1,476,504	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies:

The Company
      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of December 31, 2004, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed toward the United States, Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Malaysia, the Netherlands, New Zealand, the Philippines, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing an Internet-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email in 45 countries to send, and in 44 countries to receive online payments. As of December 31, 2004, through its wholly-owned subsidiaries, PayPal had websites directed towards the United States, Austria, Belgium, France, Germany, the Netherlands, Switzerland and the United Kingdom.
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

Stock split
      In January 2005, our Board of Directors approved a two-for-one split of our shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, our stockholders received one additional share of our common stock for each share of common stock held of record on January 31, 2005. The additional shares of our common stock were distributed on February 16, 2005. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this and all prior stock splits for all periods presented.

Use of estimates
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, advertising and other non-transaction revenues, and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation
      The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ operations is included in interest and other income, net. Investments in entities where we hold less than a 20% ownership interest or where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.
      Certain prior period balances have been reclassified to conform to the current period presentation.

Fair value of financial instruments
      Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. Our financial instruments, including cash, cash equivalents, accounts receivable, funds receivable, accounts payable, and funds payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.
      Short and long-term investments, which include marketable equity securities, government and corporate bonds, are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, we assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of certain equity investments in the consolidated statement of income.

Derivative instruments
      We recognize all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statement of income or accumulated other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into the consolidated statement of income when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk, are recognized in accumulated other comprehensive income until the hedge matures, at which time the gain or loss is recognized as interest and other income, net. For derivatives not recognized as hedges, the gain or loss on the derivative in the period of changes is recognized as interest and other income, net.

Concentrations of credit risk
      Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and PayPal accounts, with the majority of accounts receivable are collected upon processing of credit card transactions. We maintain an allowance for doubtful accounts receivable and authorized credits based upon our historical experience. Historically, such losses have been within our expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, we generally do not require collateral on these balances. The provision for doubtful accounts is recorded as a charge to operating expense, while the provision for authorized credits is recognized as a reduction of net revenues.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We also entered into two interest rate swaps with two separate financial institutions to reduce our interest rate exposure on our San Jose corporate headquarters lease payments. If either of these financial institutions should fail to deliver under these contracts, we may be subject to variable interest rate payments. The interest swaps will mature in March 2005.
      During the years ended December 31, 2002, 2003, and 2004, no customers accounted for more than 10% of net revenues. As of December 31, 2003 and 2004, no customers accounted for more than 10% of net accounts receivable.

Allowances for transaction losses
      Our Payments segment is exposed to transaction losses due to fraud, as well as non-performance of customers and others. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant related charge-backs due to non-delivery of goods or services, Automated Clearing House, or ACH, returns, and debit card overdrafts. These allowances represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those to which we have not yet been notified. The allowances are monitored monthly and are updated based on actual claims data reported by our claims processors. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the allowance, in the form of provisions, are reflected as a general and administrative expense in our consolidated statement of income. At December 31, 2003 and 2004, the allowance for transaction losses totaled $12.0 million and $11.0 million, respectively, and was included in accrued expenses and other current liabilities in our consolidated balance sheet.

Foreign currency
      Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss).
      Realized gains and losses from foreign currency transactions are recognized as interest and other income, net.

Funds receivable and funds payable to customers
      Funds receivable and payable relate to our Payments segment and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money to their bank account or through a debit card transaction, there is a clearing period before the cash is received or sent by PayPal, usually two or three business days for U.S. transactions, and five to eight business days for international transactions. Hence, these funds are treated as a receivable or payable until the cash is settled.

Customer accounts
      We deposit all U.S.-based customer funds held in U.S. dollars not transferred to PayPal’s Money Market Fund into Federal Deposit Insurance Corporation, or FDIC, insured bank accounts. FDIC insurance is available to U.S. based PayPal customers if we (1) place pooled customer funds in bank accounts denominated “PayPal as Agent for the Benefit of its Customers” or similar caption, (2) maintain records sufficient to identify the claim of each customer in the FDIC-insured account, (3) comply with applicable

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FDIC recordkeeping requirements, and (4) truly operate as an agent of our customers. The customer funds held in FDIC insured bank accounts are not reflected on our consolidated balance sheet. Additionally, we receive a custodial credit from our service provider in the form of a reduction in transaction processing fees based upon balances held with each institution. This credit is recognized as a reduction in processing costs in cost of revenues.
      Effective February 13, 2004, PayPal customers resident in the European Union began to receive services through PayPal’s U.K. subsidiary, which holds an electronic money issuer license. Electronic Money Institution, or ELMI, regulations require that customer balances in the U.K. subsidiary be represented as claims on the subsidiary (held as a principal rather than as an agent) and invested only in specified types of liquid assets. These customer balances are therefore included on our consolidated balance sheet as other current assets with an offsetting liability.

Property and equipment
      Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally, one to three years for computer equipment and software, up to 30 years for buildings and building improvements, ten years for aviation equipment, the shorter of five years or the term of the lease for leasehold improvements, three years for furniture and fixtures and five years for vehicles.

Goodwill and intangible assets
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. Identifiable intangible assets are being amortized using the straight-line method over estimated useful lives ranging from one to eight years. We adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 on a prospective basis. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

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
      We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment test as

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of August 31, 2004 and determined there to be no impairment. There were no events or circumstances from that date through December 31, 2004 that would impact this assessment.

Due to customers
      Customers utilize our payment services to transfer money electronically over the Internet. Any stored value remaining from transactions in a customer’s account represents a liability to the customer. Customers in the U.S. can elect to sweep their account balances into the PayPal Money Market fund to earn a rate of return; otherwise, customers earn no interest on their balances. PayPal earns interest on the customer balances receiving service through PayPal’s U.K. subsidiary.

Revenue recognition
      Our net revenues result from fees associated with our transaction, advertising and other non-transaction services in our U.S. Marketplace, International Marketplace and Payments segments. Transaction revenue is derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Revenue from advertising is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenue is primarily composed of our end-to-end services net revenue that is derived principally from contractual arrangements with third parties that provide transaction services to eBay users.
      Listing and feature fee revenues are recognized ratably over the estimated period of the auction while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Our Payments segment earns transaction fees from processing transactions for certain customers. Revenue resulting from a payment processing transaction is recognized once the transaction is complete. Provisions for doubtful accounts, authorized credits and transaction losses are made at the time of revenue recognition based upon our historical experience. The provision for doubtful accounts is recorded as a charge to operating expense, while the provisions for authorized credits and transaction losses are recognized as reductions of net revenues.
      Our advertising revenue is derived principally from the sale of online banner and sponsorship advertisements. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on both banner and sponsorship contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Barter transactions are valued on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved. These amounts are included in deferred revenue in our consolidated balance sheet. Revenue from barter arrangements totaled $10.1 million, $10.1 million and $13.3 million for the years ended December 31, 2002, 2003 and 2004, respectively, with the reciprocal arrangements being recognized as an operating expense. In general, the services are received in the same period in which the reciprocal services are provided. In certain circumstances, we are required to record against revenue, payments to a party who is also a customer. These payments primarily consist of certain promotional activities which result in payments to our users.
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collection of the resulting receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved.

Product development costs
      We expense costs related to the planning and post implementation phases of our website development efforts. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years as charges to cost of net revenues.

Advertising expense
      We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses totaled $181.8 million, $321.4 million and $459.5 million during the years ended December 31, 2002, 2003, and 2004, respectively.

Stock-based compensation
      We account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. We amortize the stock-based compensation charge in accordance with FASB Interpretation No. 28 over the vesting period of the related options, which is generally four years. The impact of recognizing the fair value of option grants and stock grants under our employee stock purchase plan as an expense under FASB Statement No. 148 would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2003	2004

Net income, as reported	$249,891	$441,771	$778,223
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	5,953	5,492	1,715
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(192,902)	(201,775)	(190,935)

Pro forma net income	$62,942	$245,488	$589,003

Earnings per share:
Basic — Reported	$0.22	$0.35	$0.59
Pro forma	$0.05	$0.19	$0.45
Diluted — Reported	$0.21	$0.34	$0.57
Pro forma	$0.05	$0.19	$0.43

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of options granted in the years ended December 31, 2002, 2003 and 2004, were $5.60, $8.15 and $12.12, respectively.
      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Year Ended December 31,

	2002	2003	2004

Risk-free interest rates	3.0%	1.9%	2.5%
Expected lives	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Expected volatility	68%	64%	49%
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

Cumulative Effect of Change in Accounting Principle
      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we have included our San Jose corporate headquarters lease arrangement in our consolidated financial statements effective July 1, 2003. Under this accounting standard, our balance sheet at December 31, 2003 and 2004 reflects additions for land and buildings totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our consolidated statement of income for the year ended December 31, 2003, reflects the reclassification of lease payments on our San Jose corporate headquarters from operating expense to interest expense, beginning with quarters following our adoption of FIN 46 on July 1, 2003, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, per quarter for periods after June 30, 2003. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, have not restated prior periods. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income in 2003.

Comprehensive income
      Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from, net of tax foreign currency translation gains and losses, unrealized and realized gains and losses on investments, and unrealized gains and losses on cash flow hedges.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Share-Based Payments
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is our third fiscal quarter in 2005.
      Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes (see above), as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of income and financial condition.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Net Income Per Share:
      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common stock, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share using the treasury stock method to the extent such shares are dilutive. The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2003	2004

Numerator:
Income before cumulative effect of accounting change	$249,891	$447,184	$778,223
Cumulative effect of accounting, net of tax	—	(5,413)	—

Net income	$249,891	$441,771	$778,223

Denominator:
Weighted average common shares	1,150,720	1,276,674	1,319,548
Weighted average unvested common stock subject to repurchase	(736)	(98)	(90)

Denominator for basic calculation	1,149,984	1,276,576	1,319,458
Weighted average effect of dilutive securities:
Weighted average unvested common stock subject to repurchase	736	98	90
Employee stock options	20,560	36,640	48,172

Denominator for diluted calculation	1,171,280	1,313,314	1,367,720

Net income per share:
Income before cumulative effect of accounting change	$0.22	$0.35	$0.59
Cumulative effect of accounting change	—	(0.00)	—

Net income per basic share	$0.22	$0.35	$0.59

Net income per diluted share:
Income before cumulative effect of accounting change	$0.21	$0.34	$0.57
Cumulative effect of accounting change	—	(0.00)	—

Net income per diluted share	$0.21	$0.34	$0.57

      The calculation of diluted net income per share excludes all anti-dilutive shares. For the years ended December 31, 2002, 2003 and 2004, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 53.2 million, 7.0 million and 3.4 million shares, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Business Combinations, Goodwill and Intangible Assets:
      Through both domestic and international acquisitions, we have continued to expand eBay’s global online marketplace. The following table summarizes our purchase acquisitions in 2003 and 2004 with aggregate purchase prices in excess of $30 million (in thousands):

		Post		Identifiable	Deferred			Aggregate
	Year	Acquisition	Net Tangible	Intangible	Tax	Minority		Purchase
Company Name	Acquired	Ownership	Assets/Liabilities	Assets	Liabilities	Interest	Goodwill	Price

EachNet	2003	100%	$12,345	$11,212	$(3,599)	$—	$124,932	$144,890
Internet Auction	2003	62%	N/A	14,981	(4,449)	12,144	71,227	93,903
mobile.de	2004	100%	11,183	30,500	(13,115)	—	123,885	152,453
Baazee.com	2004	100%	2,747	2,350	(905)	—	46,125	50,317
Marketplaats	2004	100%	(1,902)	38,500	(11,778)	—	266,570	291,390
Internet Auction	2004	99.9%	N/A	60,143	(17,864)	43,833	438,684	524,796
      Tangible net assets were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names, developed technologies and other acquired intangible assets including contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of one to eight years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The purchase price of our acquisitions in 2003 and 2004 exceeded the estimated fair value of the related identifiable intangible and tangible assets because we believe these acquisitions will assist with our strategy of establishing and expanding our global online marketplace. The following table summarizes our acquired intangible assets by type related to the above purchase acquisitions (in thousands):

	Year	Customer List/	Trade Name/	Developed	Other Intangible	Total Acquired
Company Name	Acquired	User Base	Trademarks	Technology	Assets	Intangible Assets

EachNet	2003	$919	$5,381	$525	$4,387	$11,212
Internet Auction	2003	11,080	3,462	439	—	14,981
mobile.de	2004	20,400	4,600	5,500	—	30,500
Baazee.com	2004	600	150	100	1,500	2,350
Marketplaats	2004	—	37,000	1,500	—	38,500
Internet Auction	2004	46,510	12,239	1,394	—	60,143
      The results of operations for periods prior to our acquisition for each acquisition during 2003 and 2004, both individually and in the aggregate, were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

EachNet, Inc. Acquisition
      On March 17, 2002, we acquired an approximate 38% interest in the outstanding common stock of EachNet, Inc. (“EachNet”), which was an approximate 33% interest on a fully diluted basis, in a purchase acquisition for $30.0 million in cash. EachNet provided an online marketplace for the trading of goods and services for both individual and business customers in the People’s Republic of China. We accounted for our investment using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill, was classified on our balance sheet as a long-term investment.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2003, we completed the acquisition of all of the remaining outstanding capital stock of EachNet, increasing our ownership interest from approximately 38% to 100%. The total purchase price for this transaction was $144.9 million and consisted of approximately $143.3 million in cash and $1.6 million in acquisition-related expenses. Under the terms of the transaction, $104.9 million of the cash amount was paid at closing and the remaining $38.4 million was paid on March 1, 2004. We have accounted for the acquisition of the remaining outstanding capital stock as a purchase and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

Internet Auction Co., Ltd.
      On December 17, 2003, we increased our majority interest of Internet Auction Co., Ltd., (“IAC” or “Internet Auction”), from approximately 51% to approximately 62% by the settlement of our tender offer for approximately 1.6 million shares. The total cash consideration for these additional shares was approximately $93.9 million, which includes approximately $2.2 million in estimated acquisition-related expenses. Internet Auction introduced online trading in South Korea when it launched in April 1998. Shares of Internet Auction were listed on the KOSDAQ. Prior to the fourth quarter of 2003, we consolidated our original investment in IAC’s common shares and recorded the minority investor’s percentage share of income or losses in minority interests in our consolidated statement of income.
      During September 2004, we purchased additional shares resulting in an aggregate increase of our ownership interest to approximately 97%. We purchased approximately 4.5 million shares for KRW125,000 per share for a total cash amount of approximately KRW557 billion. The total cash consideration for these additional shares was approximately $484.8 million, which includes approximately $1.7 million in estimated acquisition-related expenses.
      On October 5, 2004 we closed our tender offer to purchase additional shares of IAC, resulting in an increase of our ownership interest to approximately 99.7%. We purchased approximately 344,000 shares for KRW125,000 per share. The total cash consideration for these additional shares was approximately $37.8 million, which includes approximately $400,000 in estimated acquisition-related expenses.
      On December 6, 2004, the delisting of IAC common shares from the KOSDAQ was approved. Under Korean securities regulations, a seven business day period is required prior to the delisting date for on-the-market trade of shares. During that seven day period, from November 25, 2004 through December 3, 2004, we purchased approximately 17,000 additional shares for KRW125,000 per share, to increase our ownership interest to approximately 99.9%. The total cash consideration for these additional shares was approximately $2.2 million, which includes approximately $200,000 of estimated acquisition-related expenses.
      Through these purchases, we have continued to expand our presence in South Korea, one of the largest online markets in Asia. This is consistent with our strategy of establishing and expanding our global online marketplace in countries that represent the majority of the world’s e-commerce revenue. The estimated useful economic lives of the identifiable intangible assets acquired in the increase in ownership of IAC are eight years for the user base, five years for the trade name, and two years for the developed technology. The identifiable intangible assets are being amortized using the straight-line method over their useful economic lives.

mobile.de Acquisition
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the six months ended December 31, 2004, we recorded additional acquisition-related liabilities primarily in relation to a provision to terminate a lease for redundant facilities. At December 31, 2004, the balance related to these acquisition-related liabilities was approximately $3.6 million. The final purchase price allocation will depend primarily upon our final determination of the provision to terminate the lease for redundant facilities.

Baazee.com Acquisition
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

Marktplaats.nl Acquisition
      On November 10, 2004, we acquired a 100% interest in Marktplaats.nl (“Marktplaats”) for a cash purchase price of approximately 226 million Euros. The total purchase price recorded was approximately $291 million. Marktplaats.nl is an online classified website in the Netherlands. The acquisition allows us to expand our e-commerce position in the Netherlands while adding to our growing knowledge of classifieds-style trading. The total purchase price recorded was approximately $291.4 million, including approximately $2.0 million in estimated acquisition-related expenses. We accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
      The estimated useful economic lives of the identifiable intangible assets acquired in the Marktplaats.nl acquisition are five years for the trade name and eighteen months for the developed technology. The identifiable intangible assets are being amortized using the straight-line method over their useful economic lives.

PayPal Acquisition-Related Liabilities
      During the year ended December 31, 2003, we finalized our formal plan to exit certain activities and integrate certain facilities of PayPal. This plan included provisions to terminate leases for redundant facilities, dispose of redundant fixed assets and leasehold improvements, resolve certain pre-acquisition legal contingencies, provide various employee-related benefits and exit certain contractual obligations.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the acquisition related liabilities are as follows (in thousands):

	Balance at				Balance at
	December 31,	Cash	Non-Cash		December 31,
	2003	Payments	Amount Used	Adjustments	2004

Excess facilities and fixed assets	$32,952	$(5,756)	$(2,998)	$(452)	$23,746
Other liabilities and contingencies	3,949	(662)	—	—	3,287

Total liability	$36,901	$(6,418)	$(2,998)	$(452)	$27,033

      Excess facilities and fixed assets liabilities consist primarily of accruals for PayPal’s remaining lease obligations, net of estimated sublease income, and the write-off of certain leasehold improvements and other property and equipment at redundant facilities which we exited in February 2004. A substantial portion of the excess facilities and fixed assets liabilities recorded as of December 31, 2004 are expected to settle in cash during future periods. The non-cash amount used for the year ended December 31, 2004 primarily represents the utilization of accruals related to certain leasehold improvements and other property and equipment at redundant facilities. The adjustments for the year ended December 31, 2004 are due primarily to the final determination of the required write-off of certain leasehold improvements and other property and equipment at redundant facilities.
      As of December 31, 2004, other liabilities and contingencies consist primarily of accruals for contract termination costs, which are based on estimated costs associated with the acquisition-related terminations of certain PayPal employees.

Goodwill
      Goodwill information for each segment is as follows (in thousands):

	December 31,	Goodwill	Goodwill		December 31,
	2003	Acquired	Disposals	Adjustments	2004

Segments:
U.S. Marketplace	$121,039	$27,360	$—	$304	$148,703
International Marketplace	524,914	874,890	—	116,251	1,516,055
Payments	1,073,358	—	—	(962)	1,072,396

	$1,719,311	$902,250	$—	$115,593	$2,737,154

      The increase in goodwill acquired during the year ended December 31, 2004, resulted primarily from our acquisition of the outstanding shares of Marktplaats, mobile.de, Baazee.com, and our acquisition of an additional ownership interest in Internet Auction as well as certain insignificant acquisitions. Adjustments to goodwill during the year ended December 31, 2004, resulted primarily from foreign currency translation adjustments relating to goodwill associated with our current and prior period acquisitions.
      Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2004, the goodwill related to our equity investment totaled approximately $27.4 million.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2003				December 31, 2004

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life

				(Years)				(Years)
Intangible assets:
Customer lists and user base	$223,158	$(42,093)	$181,065	7	$300,929	$(80,097)	$220,832	7
Trademarks and trade names	75,269	(13,992)	61,277	7	139,239	(30,811)	108,428	6
Developed technologies	30,396	(16,147)	14,249	3	40,686	(28,488)	12,198	3
All other	19,605	(2,139)	17,466	5	33,895	(7,534)	26,361	4

	$348,428	$(74,371)	$274,057		$514,749	$(146,930)	$367,819

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the year ended December 31, 2004 resulted primarily from an increase in our ownership in Internet Auction totaling approximately $60.1 million, certain intangible assets acquired as part of our acquisition of the outstanding shares of Marktplaats and mobile.de totaling approximately $38.5 million and $30.5 million, respectively, as well as our acquisition of an equity investment, as noted in “Note 5 — Investments” of these consolidated financial statements. As of December 31, 2004, the net carrying amount of intangible assets related to our equity investment totaled approximately $4.9 million. Aggregate amortization expense for intangible assets totaled $16.3 million, $53.2 million and $70.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.
      As of December 31, 2004, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2005	$86,650
2006	73,027
2007	67,177
2008	64,986
2009	49,307
Thereafter	26,672

367,819

Note 4 —	Segments:
      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.
      The U.S. Marketplace segment includes U.S. online marketplace trading platforms other than our PayPal and Billpoint subsidiaries. The International Marketplace segment includes our international online market-

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
place trading platforms other than our PayPal and Billpoint subsidiaries. The Payments segment includes our global payments platform consisting of our PayPal and Billpoint subsidiaries. The Payments amounts reflect Billpoint’s historical operations and PayPal’s operations for the post-acquisition period from October  4, 2002 through December 31, 2004. We completed our planned wind-down of Billpoint in the first half of 2003.
      Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control, such as site operations costs, product development expenses, and certain general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.
      The following table summarizes the financial performance of our reporting segments (in thousands):

	Year Ended December 31, 2002

	U.S.	International
	Marketplace	Marketplace	Payments	Consolidated

Net revenues from external customers	$816,596	$302,136	$95,368	$1,214,100
Direct costs	300,659	123,784	68,107	492,550

Direct contribution	515,937	178,352	27,261	721,550

Operating expenses and indirect costs of net revenues				367,353

Income from operations				354,197
Interest and other income, net				49,209
Interest expense				(1,492)
Impairment of certain equity investments				(3,781)

Income before income cumulative effect of accounting change, taxes and minority interests				$398,133

	Year Ended December 31, 2003

	U.S.	International
	Marketplace	Marketplace	Payments	Consolidated

Net revenues from external customers	$1,062,834	$664,640	$437,622	$2,165,096
Direct costs	389,376	257,888	243,179	890,443

Direct contribution	673,458	406,752	194,443	1,274,653

Operating expenses and indirect costs of net revenues				645,412

Income from operations				629,241
Interest and other income, net				37,803
Interest expense				(4,314)
Impairment of certain equity investments				(1,230)

Income before income cumulative effect of accounting change, taxes and minority interests				$661,500

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	U.S.	International
	Marketplace	Marketplace	Payments	Consolidated

Net revenues from external customers	$1,399,848	$1,173,759	$697,702	$3,271,309
Direct costs	465,834	473,239	371,621	1,310,694

Direct contribution	934,014	700,520	326,081	1,960,615

Operating expenses and indirect costs of net revenues				901,373

Income from operations				1,059,242
Interest and other income, net				77,867
Interest expense				(8,879)
Impairment of certain equity investments				—

Income before income cumulative effect of accounting change, taxes and minority interests				$1,128,230

      The following tables summarize the allocation of net revenues and the long-lived assets based on geography (in thousands):

	December 31,

	2002	2003	2004

United States net revenues	$897,701	$1,406,512	$1,889,936
International net revenues	316,399	758,584	1,381,373

Net revenues	$1,214,100	$2,165,096	$3,271,309

	December 31,	December 31,
	2003	2004

United States long-lived assets	$1,997,140	$2,040,601
International long-lived assets	598,013	1,741,875

Total long-lived assets	$2,595,153	$3,782,476

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
      At December 31, 2003 and 2004, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2003

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term:
Restricted cash and investments	$14,859	$—	$—	$14,859
Municipal bonds and notes	8,065	—	—	8,065
Corporate debt securities	223,400	2	(43)	223,359
Government and agency securities	60,419	259	—	60,678
Time deposits and other	48,474	—	—	48,474

	$355,217	$261	$(43)	$355,435

Long-term:
Restricted cash and investments	$127,544	$328	$(440)	$127,432
Corporate debt securities	458,997	365	(491)	458,871
Government and agency securities	462,879	236	(2,067)	461,048
Equity instruments	14,252	—	—	14,252

	$1,063,672	$929	$(2,998)	$1,061,603

	December 31, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$156,130	$25	$(750)	$155,405
Corporate debt securities	581,058	33	(2,908)	578,183
Government and agency securities	80,274	—	(432)	79,842
Time deposits and other	23,979	—	—	23,979

	841,441	58	(4,090)	837,409

Long-term investments:
Restricted cash and investments	$1,397	$21	$—	$1,418
Corporate debt securities	827,505	107	(2,137)	825,475
Government and agency securities	397,211	—	(4,733)	392,478
Equity instruments and equity method investments	48,336	—	—	48,336

	$1,274,449	$128	$(6,870)	$1,267,707

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Restricted cash and investments	$54,694	$(559)	$13,116	$(191)	$67,810	$(750)
Corporate debt securities	1,129,456	(3,521)	223,915	(1,524)	$1,353,371	$(5,045)
Government and agency securities	226,366	(1,410)	270,938	(3,755)	$497,304	$(5,165)

	$1,410,516	$(5,490)	$507,969	$(5,470)	$1,918,485	$(10,960)

      Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale. The losses on these securities have an average duration of approximately ten months.
      The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2004 are as follows (in thousands):

December 31,
2004

One year or less	$682,004
One year through two years	853,667
Two years through three years	364,286
Restricted cash and investments expiring in less than one year	155,405
Restricted cash and investments expiring in one year to five years	1,156
Restricted cash and investments expiring in more than five years	262
Equity instruments and equity method investments	48,336

$2,105,116

      During 2002 and 2003, we recorded impairment charges totaling $3.8 million, $1.2 million, respectively, as a result of the deterioration of the financial condition of certain of our private and public equity investees that were considered to be other than temporary. We did not record any impairment charges during 2004.

Equity method investment
      On August 13, 2004, we acquired a minority ownership interest in craigslist, inc. of approximately 25%. craigslist is an online community featuring classifieds and forums.
      We account for the investment in craigslist using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill (see “Note 3 — Business Combinations, Goodwill and Intangible Assets” of these consolidated financial statements), is classified on our balance sheet as a long-term investment. Subsequent to the acquisition, our consolidated

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial results include approximately 25% of the net income or loss of craigslist together with amortization expense relating to acquired intangible assets.

Note 6 —	Derivative Instruments:
      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our primary office facilities. The interest rate swaps allow us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments of approximately 7% of the notional amount, which effectively changes our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95.0 million of the total $126.4 million notional amount of our corporate headquarters facility lease commitment. The balance of $31.4 million remains at a floating rate of interest based on the spread over 3-month LIBOR. The fair value of the interest rate swaps as of December 31, 2004 was an unrealized loss of $662,000, net of tax benefit, and is recorded in accumulated other comprehensive income on the balance sheet. The interest swap will mature in March 2005, at which time the lease expires and we will purchase the San Jose headquarters facility.

Transaction Exposure:
      As of December 31, 2004, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $316 million with maturity dates within 11 days. The hedge contracts are used to offset changes in non-US dollar denominated functional currency value of assets and liabilities as a result of foreign exchange rate fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in interest and other income, net.

Translation Exposure:
      Foreign exchange rate fluctuations may adversely impact our financial position and our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2004, was a net translation gain of approximately $140 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income. In addition, at December 31, 2004, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $467 million.
      We consolidate the earnings of our foreign subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. The aggregate notional amount of these hedges entered into in 2004 was 109 million Euros and 43 million British pounds. The loss on these hedges for 2004 totaled approximately $2.0 million, which were recorded in interest and other income, net. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Economic Exposure:
      We currently charge our foreign subsidiaries on a monthly basis for their use of eBay’s intellectual property and technology and for corporate services provided by eBay Inc. such as insurance, tax and legal. This charge is denominated in Euros and these forecasted inter-company transactions at eBay Inc. represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contacts during the year ended December 31, 2004. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do no receive hedge accounting treatment pursuant to FAS 133. There were no outstanding forward contracts that receive hedge accounting treatment at December 31, 2004. The following table shows the notional amount of our economic hedges entered into in 2004, together with the associated losses, net of gains, recorded in our consolidated statement of income for the year ended December 31, 2004, and the amounts recorded to accumulated other comprehensive income at December 31, 2004:

			Accumulated
		Net Loss Recorded	Other
	Notional	to Interest and	Comprehensive
	Amount	Other Income, Net	Income

		(In thousands)
Amount receiving hedge accounting treatment under FAS 133	$140,196	$(3,357)	$—
Amount not receiving hedge accounting treatment under FAS 133	30,772	(333)	—

Total	$170,968	$(3,690)	$—

      No economic hedges were entered into during the year ended December 31, 2003.

Note 7 —	Balance Sheet Components:

	December 31,

	2003	2004

	(In thousands)
Accounts receivable, net:
Accounts receivable	$273,940	$319,489
Allowance for doubtful accounts	(43,194)	(67,853)
Allowance for authorized credits	(4,875)	(10,780)

	$225,871	$240,856

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2004

	(In thousands)
Other current assets:
Customer accounts	$29,990	$270,918
Prepaid expenses	33,101	54,159
Deferred tax asset, net	24,134	10,427
Other	15,945	43,911

	$103,170	$379,415

      In February 2004, PayPal obtained a license to operate as an ELMI from the United Kingdom’s Financial Services Authority. As a result of regulatory requirements associated with this ELMI license, PayPal transferred the accounts and funds of its European Union users from its U.S. parent to its U.K. subsidiary. Customer funds in the U.S. are held in deposit accounts insured by the Federal Deposit Insurance Corporation, or FDIC, and are held by PayPal as an agent for the benefit of its customers. These funds are not reflected on our balance sheet. ELMI regulations require that customer balances in the U.K. subsidiary be represented as claims on the subsidiary and invested only in specified types of liquid assets. These customer balances are therefore included on our balance sheet as current assets with an offsetting liability. At December 31, 2004, the amount recorded within customer funds on our consolidated balance sheet related to the funds in the U.K. subsidiary was $206.4 million.

	December 31,

	2003	2004

	(In thousands)
Property and equipment, net:
Computer equipment and software	$462,971	$683,716
Land and buildings, including building improvements	293,238	278,709
Aviation equipment	30,473	30,398
Leasehold improvements	49,645	99,623
Furniture and fixtures	35,026	43,689
Vehicles and other	80	211

	$871,433	$1,136,346
Accumulated depreciation	(269,648)	(426,573)

	$601,785	$709,773

      During the years ended December 31, 2002, 2003 and 2004, we capitalized $15.5 million, $38.5 million and $41.3 million of software development costs, respectively, the majority of which relates to major site and other product development efforts. Total depreciation expense on our property and equipment was $60.7 million in 2002, $105.8 million in 2003 and $183.5 million in 2004.
      From time to time and in the ordinary course of business, we elect to sell real estate properties previously held for lease, or purchase properties or property interests for future rental. No real estate properties were sold

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during 2003. During 2004, we sold the remaining property related to our former Butterfields subsidiary for approximately $12.7 million in cash and recognized a loss of approximately $800,000.

	December 31,

	2003	2004

	(In thousands)
Accrued expenses:
Acquisition related accrued expenses	$78,527	$17,679
Compensation and related benefits	61,429	110,146
Advertising	45,498	65,499
Contractors and consultants	11,638	21,464
Professional fees	49,330	51,029
Transaction loss reserve	12,008	10,986
Other current liabilities	98,061	145,166

	$356,491	$421,969

Note 8 —	Long-Term Obligations:
      The following table summarizes our long-term obligations, including the current portion:

	December 31,

	2003	2004

	(In thousands)
Consolidated facilities lease	$122,498	$122,498
Capital leases	4,818	1,849

Subtotal	127,316	124,347
Less: Current portion	(2,840)	(124,272)

Long-term portion	$124,476	$75

      As of December 31, 2004, we had $126.4 million included within current restricted cash and investments relating to our San Jose headquarters lease facilities. In February 2004, we elected not to exercise certain rights to extend the lease period and, as a result, will purchase the leased facilities on March 1, 2005. Accordingly, we have reclassified the restricted cash and the liability relating to this lease as short-term in nature. At December 31, 2004, we were in compliance with our financial covenants under the lease.
      Capital leases consist of various computer and other office leases that totaled $4.8 million and $1.8 million at December 31, 2003 and 2004, respectively.
      Minimum annual repayments on our consolidated facilities lease and capital leases at December 31, 2004, are as follows (in thousands):

Year Ending December 31,	Total

2005	$124,272
2006	75
Thereafter	—

$124,347

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approximately $122.5 million of the 2005 obligation payable represents the payment to the lessor, which excludes the $3.9 million in relation to the non-controlling minority interest, for the corporate headquarters in San Jose, California. The future lease payments through March 2005 under this lease arrangement are included within our obligations under operating leases. See “Note 9 — Operating Lease Arrangements” of these consolidated financial statements.
      Lease payments related to our corporate headquarters in San Jose, California are estimated based on market interest rates (LIBOR) at December 31, 2004, adjusted to reflect our two interest rate swaps and certain collateral assumptions. We entered into two interest rate swaps on June 19, 2000 and July  20, 2000 to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for this facility. The interest swap will mature in March 2005. See “Note 6 — Derivative Instruments” of these consolidated financial statements.
Note 9 — Operating Lease Arrangements:
      We also have lease obligations under certain other non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases, at December 31, 2004, are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2005	$19,987
2006	15,522
2007	11,238
2008	9,371
2009	7,435
Thereafter	26,634

Total minimum lease payments	$90,187

      Rent expense in the years ended December 31, 2002, 2003 and 2004, totaled $3.6 million, $8.6 million, and $7.7 million, excluding payments under our consolidated facilities lease, respectively.

Note 10 —	Commitments and Contingencies:

Litigation and Other Legal Matters
      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex has appealed the ruling to the German Federal Supreme Court. In March 2004, the German Federal Supreme Court ruled in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The court issued its written decision in that case in September 2004. Although it is not yet clear what effect the reasoning of the German Federal Supreme Court’s ricardo.de decision would have when applied to eBay, we believe the Court’s decision will likely not require any significant change in our business practices.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In September 2001, a complaint was filed by MercExchange LLC against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees. Oral arguments for the appeals were heard on October 5, 2004. The U.S. Patent and Trademark Office recently granted our request that it reexamine the three patents at suit, and on January 26, 2005, the Patent and Trademark Office issued a ruling rejecting all of MercExchange’s claims under the patent that related to online auctions. We continue to believe that the verdict against us in the trial was incorrect and intend to continue to pursue our appeal and defend ourselves vigorously. However, even if successful, our appeal of and defense against this action will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe makes them not infringe the two patents that we were found to have infringed. Nonetheless, if we are not successful in appealing the court’s ruling, we might be forced to pay significant additional damages and licensing fees or modify our business practices in an adverse manner. We recorded an operating charge in the amount of $30.0 million, reflecting the $29.5 million judgment, together with our estimate for pre-judgment interest of $0.5 million. The charge and the related estimated tax benefit of $12.1 million were reflected in our consolidated statement of income as patent litigation expense in the year ended December 31, 2003.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction discovery. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its restriction of customer accounts and failure to promptly unrestrict legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its restrictions of customer accounts and failure to promptly unrestrict legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, but the court’s approval could be appealed. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, which still must be approved by the court. The parties expect that a plan of allocation will be submitted to the court in the first quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. The plaintiffs have not yet served eBay with the complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Provisions
      In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 11 —	Related Party Transactions:
      We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Commercial agreements
      A member of our Board of Directors is a general partner of certain venture capital funds that beneficially hold in the aggregate a greater than 10% equity interest in several public and private companies. We engaged in the following transactions with such companies:
      In April 2000, we entered into an advertising and promotions agreement with a privately held company that provides a marketplace for live advice. Under this agreement, we recognized revenues of approximately $200,000 in 2002 and none in 2003 and 2004. In 1999, we invested $2.0 million in capital stock of such company and received a warrant to purchase additional shares, which if exercised, would bring our total ownership to less than 5% of its capital stock.
      In 2000, we invested $3.0 million in capital stock of a privately held company that provides a real estate solution to home buyers and sellers and received a warrant to purchase additional shares, which if exercised, would bring our total ownership to less than 5% of its capital stock. The member of our Board of Directors referred to above is also a member of such company’s Board of Directors. Such company effected an initial public offering of its common stock in 2004.
      Separately, a member of our Board of Directors is a director and Chairman of the Executive Committee of the Board of Directors of a company with whom PayPal, in September 2000, prior to eBay’s acquisition of PayPal, entered into a strategic marketing agreement. The agreement was terminated in December 2002, and PayPal paid the company an early termination fee of $1,348,000 in January 2003 in accordance with the terms of the agreement. In addition, in July 2003, the company purchased an entity with which eBay had a pre-existing data licensing agreement. In June 2004, this contract was amended to extend the term of the agreement and to update the fees. Under the terms of eBay’s agreement, as amended, with the purchased entity, eBay recognized $156,251 of revenue in 2003, and $323,184 of revenue in 2004. The revenues expected to be recognized by us is approximately $35,500 per month for the remainder of the term, which is through May 2006.
      All contracts with related parties are at rates and terms that we believe are comparable with those entered into with independent third parties.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes receivable from eBay executive officers
      At December 31, 2003 we held notes receivable from certain executive officers totaling $630,000. During 2003, all but one of such outstanding notes were pre-paid in full. The remaining outstanding note was paid in full during 2004.

Note 12 —	Preferred Stock:
      We are authorized, subject to limitations prescribed by Delaware law: to issue Preferred Stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by the stockholders. At December 31, 2003 and 2004, there were 10 million shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

Note 13 —	Common Stock:
      Our Certificate of Incorporation, as amended, authorizes us to issue 1,790 million shares of common stock. A portion of the shares outstanding are subject to repurchase over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2003 and 2004 there were 34,000 and 140,000 shares subject to repurchase rights, respectively.
      At December 31, 2004, we had reserved 250.0 million shares of common stock available for future issuance under our stock option plans, including 137.2 million shares related to outstanding stock options. In addition, we had reserved approximately 4.0 million shares of common stock available for future issuance under our deferred stock unit plan, and approximately 6.0 million shares of common stock available for future issuance under our employee stock purchase plan.

Note 14 —	Employee Benefit Plans:

Employee Stock Purchase Plan
      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 2002, 2003 and 2004, employees purchased approximately 704,000, 1.2 million and 1.2 million shares at average prices of $11.31, $12.79 and $20.66 per share, respectively. At December 31, 2004, approximately 6.0 million shares of common stock were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

401(k) Savings Plan
      We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. We contribute one dollar for each dollar a participant contributes, with a maximum contribution of $1,500 per employee. Our matching contributions were $2.3 million in 2002, $3.9 million in 2003 and $5.6 million in 2004.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Unit Plan
      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). These deferred stock units vest 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. Deferred stock units are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of December 31, 2004, 15,586 units have been awarded under this plan.

Equity Incentive Plans
      We have equity incentive plans for directors, officers and employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 10 years from the date of grant. Stock options issued prior to June 1998, were exercisable immediately, subject to repurchase rights held by us, which lapse over the vesting period. Restricted stock issued under these plans are subject to repurchase by us at such times as determined by the Board of Directors, typically five years. At our Annual Meeting of Stockholders held on June 24, 2004, our stockholders approved amendments to certain of our equity incentive plans to increase the number of shares of common stock that may be issued under the plans by a total of 48 million shares. At December 31, 2004, 112.8 million shares were available for future grant.
      The following table summarizes activity under our equity incentive plans for the years ended December 31, 2002, 2003 and 2004 (shares in thousands):

	Year Ended December 31,

	2002		2003		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	140,416	$11.56	148,714	$13.43	138,410	$16.93
Granted	67,466	13.36	53,388	22.63	43,628	38.27
Exercised	(39,076)	6.54	(52,288)	12.96	(38,718)	16.17
Cancelled	(20,092)	13.50	(11,404)	16.18	(6,112)	23.73

Outstanding at end of period	148,714	13.43	138,410	16.93	137,208	23.63

Options exercisable at end of period	52,496	$13.15	45,010	$13.92	49,346	$16.77

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about fixed stock options outstanding at December 31, 2004 (shares in thousands):

				Options Exercisable at
	Options Outstanding at December 31, 2004			December 31, 2004

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.08 — $13.24	15,990	5.7 years	$8.21	12,514	$7.57
$13.25 — $14.51	21,332	7.3	14.17	9,632	14.21
$14.51 — $18.10	15,254	6.8	16.06	8,426	16.03
$18.24 — $18.85	2,836	6.8	18.70	1,770	18.72
$18.85 — $19.39	15,842	8.0	19.38	5,256	19.35
$19.39 — $27.38	20,590	8.1	24.61	7,056	24.12
$27.43 — $33.40	5,624	8.8	29.14	1,150	28.80
$33.46 — $34.62	24,412	9.2	34.58	3,494	34.61
$34.63 — $57.21	14,246	9.6	43.91	48	39.20
$57.37 — $58.21	1,082	10.0	58.03	—	—

	137,208	7.9	$23.63	49,346	$16.77

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	49,346	$16.77	87,756	$27.44	137,102	$23.60
Out-of-the-money	—	—	106	58.21	106	58.21

Total options outstanding	49,346	$16.77	87,862	$27.48	137,208	$23.63

      In-the-money options are options with an exercise price lower than the $58.17 closing price of our common stock on December 31, 2004. Out-of-the-money options are options with an exercise price greater than the $58.17 closing price of our common stock on December 31, 2004.
      In connection with the change in status from an employee to a non-employee, we were required, in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” and EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, to remeasure the portion of the individual’s options that were unvested at the date of the change in status. The remeasurement is required to be at fair value and will continue to be revalued over the period of performance. The related stock-based compensation amortization recognized during the year ended December 31, 2004 totaled approximately $3.7 million. The fair value of these unvested options have been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate, 2.9%; effective contractual life 3.5 years; dividend yield, 0%; and expected volatility, 36.0%.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which include our chief executive officer and the other four most highly compensated officers during the year (in thousands, except percentages):

	Year Ended December 31,

	2002	2003	2004

Total outstanding shares of common stock (at period end)	1,245,108	1,298,586	1,338,608

As a percentage of total outstanding shares of common stock:
Grants during the period	5%	4%	3%
Total outstanding “in-the-money” grants	10%	11%	10%
Total outstanding grants	12%	11%	10%
Grants to named officers during the period	*	*	*
Total outstanding grants to named officers	1%	1%	1%
Total stock option grants during the period	67,466	53,388	43,628

Grants to named officers during the period as a percent of total grants during the period	5%	9%	7%
Total outstanding stock option grants (at period end)	148,714	138,410	137,208

Total outstanding grants to named officers as a percent of total stock option grants outstanding	9%	11%	11%

* Less than half of a percentage point
              Non-stockholder approved stock option grants
      Prior to our initial public offering in 1998, our Board of Directors approved three stock option grants outside of formally approved stockholder plans to two independent directors upon their joining our Board of Directors and to an executive officer upon his hiring. All of such option grants vested over 25% one year from the date of grant, with the remainder vesting at a rate of 2.08% per month thereafter and expire 10 years from the date of grant. The options granted to the independent directors were immediately exercisable, subject to repurchase rights held by us, which lapse over the vesting period. The terms and conditions of such grants are otherwise identical to nonqualified option grants made under the stock option plan in effect at that time. At the time of such grants, members of our Board of Directors (and their affiliates) beneficially owned in excess of 90% of our then outstanding voting interests. We have previously disclosed such option grants in our Prospectus filed with the Securities and Exchange Commission on September 25, 1998 in connection with our initial public offering under the headings “Management — Director Compensation” and “Management — Compensation Arrangements.” Prior to 2004, one director and the executive officer had exercised all available options under their respective grants. At December 31, 2004, one grant remained outstanding to one independent director, with 1,690,000 shares to be issued upon exercise of the outstanding options at an average exercise price of $0.39. There were no shares remaining available under these non-stockholder approved plans for future grants as of December 31, 2004.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Income Taxes:
      The components of pretax income excluding minority interest in consolidated companies for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

	Year Ended December 31,

	2002	2003	2004

United States	$266,152	$449,078	$820,892
International	131,981	212,422	307,338

	$398,133	$661,500	$1,128,230

      The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,

	2002	2003	2004

Current:
Federal	$103,606	$124,075	$246,795
State and local	18,992	36,646	57,099
Foreign	10,062	10,378	23,546

	132,660	171,099	327,440

Deferred:
Federal	8,091	40,619	27,836
State and local	5,195	(1,041)	(3,565)
Foreign	—	(3,939)	(7,826)

	13,286	35,639	16,445

	$145,946	$206,738	$343,885

      The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2002, 2003, and 2004 to income before income taxes (in thousands):

	Year Ended December 31,

	2002	2003	2004

Provision at statutory rate	$138,543	$228,873	$394,881
Permanent differences:
Foreign income taxed at different rates	(5,406)	(45,190)	(84,094)
Change in valuation allowance	—	5,756	2,000
Subsidiary loss not benefited	1,052	—	—
Tax-exempt interest income	(2,378)	(1,272)	—
State taxes, net of federal benefit	15,722	23,297	35,008
Tax credits	(2,021)	(7,943)	(6,975)
Other	434	3,217	3,065

	$145,946	$206,738	$343,885

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2003	2004

Deferred tax assets:
Net operating loss and credits	$186,142	$165,673
Accruals and allowances	38,344	57,648
Net unrealized (gains)losses	9,469	(6,596)

Net deferred tax assets	233,955	216,725
Valuation allowance	(165,831)	(158,602)

	68,124	58,123

Deferred tax liabilities:
Acquisition-related intangibles	(107,064)	(129,310)
Depreciation and amortization	(16,164)	(54,357)

	(123,228)	(183,667)

	$(55,104)	$(125,544)

      As of December 31, 2004, our federal and state net operating loss carryforwards for income tax purposes were approximately $605.8 million and $138.6 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2006. Our federal and state research tax credit carryforwards for income tax purposes are approximately $35.9 million and $35.3 million, respectively. If not utilized, the federal tax carryforwards will begin to expire in 2021. We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. We have evaluated the deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. When realized, the tax benefit of tax deductions related to stock options are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
      We have not provided for U.S. federal income and foreign withholding taxes on $669.2 million of non-U.S. subsidiaries’ undistributed earnings as of December 31, 2004, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our International Marketplace segment. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Note 16 —	Subsequent Events:
      On February 23, 2005, we acquired all outstanding securities of Rent.com for approximately $415 million plus our acquisition costs, net of Rent.com’s cash on hand. Rent.com is a leading Internet listing website in the apartment and rental housing industry.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2005, our Board of Directors approved a two-for-one split of our shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, our stockholders received one additional share of our common stock for each share of common stock held of record on January  31, 2005. The additional shares of our common stock were distributed on February 16, 2005. All share and per share amounts in these consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.
Supplementary Data — Quarterly Financial Data-Unaudited:
      The following tables present certain unaudited consolidated quarterly financial information for each of the 12 quarters ended December 31, 2004. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. All share and per share amounts included in the following consolidated financial data have been adjusted to reflect all previous stock splits, including our two-for-one stock split, effective February 16, 2005.
Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

2002
Net revenues	$245,106	$266,287	$288,779	$413,928

Gross profit	$203,829	$221,726	$243,405	$331,264

Net income	$47,584	$54,308	$61,003	$86,996

Net income per share-basic	$0.04	$0.05	$0.05	$0.07

Net income per share-diluted	$0.04	$0.05	$0.05	$0.07

Weighted-average shares:
Basic	1,113,328	1,122,828	1,129,068	1,234,576
Diluted	1,139,564	1,141,664	1,146,364	1,257,580

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	March 31	June 30	September 30	December 31

2003
Net revenues	$476,492	$509,269	$530,942	$648,393

Gross profit	$384,394	$410,119	$421,589	$532,936

Income before cumulative effect of accounting change	$104,191	$91,868	$108,663	$142,462

Cumulative effect of accounting change, net of tax	—	—	$(5,413)	—

Net income	$104,191	$91,868	$103,250	$142,462

Net income per share-basic	$0.08	$0.07	$0.08	$0.11

Net income per share-diluted	$0.08	$0.07	$0.08	$0.11

Weighted-average shares:
Basic	1,254,632	1,273,360	1,285,458	1,293,638
Diluted	1,285,036	1,312,294	1,324,462	1,332,330

	Quarter Ended

	March 31	June 30	September 30	December 31

2004
Net revenues	$756,239	$773,412	$805,876	$935,782

Gross profit	$621,881	$626,881	$648,755	$759,377

Net income	$200,100	$190,395	$182,349	$205,379

Net income per share-basic	$0.15	$0.14	$0.14	$0.15

Net income per share-diluted	$0.15	$0.14	$0.13	$0.15

Weighted-average shares:
Basic	1,305,002	1,316,138	1,323,144	1,333,486
Diluted	1,347,596	1,364,842	1,369,954	1,385,694

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
      The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

		Charged/
	Balance at	Credited to	Charged to		Charges	Balance at
	Beginning of	Net	Other		Utilized/	End of
	Period	Income	Account		Write-Offs	Period

	(In thousands)
Allowance for Doubtful Accounts and Authorized Credits
Year ended December 31, 2002	$29,024	$25,455	$—		$(23,777)	$30,702
Year ended December 31, 2003	30,702	46,049	—		(28,682)	48,069
Year ended December 31, 2004	48,069	90,942	—		(60,378)	78,633
Allowance for Transaction Losses
Year ended December 31, 2002	—	7,832	8,848	*	(6,573)	10,107
Year ended December 31, 2003	10,107	36,401	—		(34,500)	12,008
Year ended December 31, 2004	12,008	50,459	—		(51,481)	10,986
Tax Valuation Allowance
Year ended December 31, 2002	129,212	15,970	—		—	145,182
Year ended December 31, 2003	145,182	20,649	—		—	165,831
Year ended December 31, 2004	165,831	(7,229)	—		—	158,602

*	Assumed liability in connection with PayPal acquisition on October 3, 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 25th day of February, 2005.

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

Principal Executive Officer:	Principal Financial Officer:

By: /s/ Margaret C. Whitman	By: /s/ Rajiv Dutta

Margaret C. Whitman	Rajiv Dutta
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

By: /s/ Douglas Jeffries

Douglas Jeffries
Vice President, Chief Accounting Officer

Additional Directors

By: /s/ Pierre M. Omidyar	By: /s/ Fred D. Anderson

Pierre M. Omidyar	Fred D. Anderson
Founder, Chairman of the Board and Director	Director

By: /s/ Philippe Bourguignon	By: /s/ Scott D. Cook

Philippe Bourguignon	Scott D. Cook
Director	Director

By: /s/ Robert C. Kagle	By: /s/ Dawn G. Lepore

Robert C. Kagle	Dawn G. Lepore
Director	Director

By: /s/ Richard T. Schlosberg, III	By:/s/ Thomas J. Tierney

Richard T. Schlosberg, III	Thomas J. Tierney
Director	Director
Date: February 25, 2005

EXHIBIT INDEX

Incorporated by Reference
Filed with
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	8/4/2004

3.02	Registrant’s Amended and Restated By-laws.		10-Q	000-24821	11/13/1998

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02	Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.		S-1	333-59097	7/15/1998

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10.02+	Registrant’s 1996 Stock Option Plan.		S-1	333-59097	7/15/1998

10.03+	Registrant’s 1997 Stock Option Plan.		S-1	333-59097	7/15/1998

10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		S-1	333-59097	7/15/1998

10.05+	Registrant’s 2001 Equity Incentive Plan.		S-8	333-117913	8/4/2004

10.06+	Registrant’s 1998 Directors Stock Option Plan.		10-Q	000-24821	5/15/2003

10.07+	Registrant’s 2003 Deferred Stock Unit Plan.		S-8	333-107832	8/11/2003

10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		S-8	333-117913	8/4/2004

10.09+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		S-8	333-117913	8/4/2004

10.10+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998

10.11+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998

10.12+	Offer Letter to Maynard G. Webb, Jr. dated July 17, 1999.		S-3	333-88205	9/30/1999

10.13+	Retention Bonus Plan dated January 10, 2001, between Registrant and Maynard G. Webb, Jr. (Corrected).		10-Q	000-24821	8/14/2001

10.14+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003

10.15+	Offer Letter to Jeffrey D. Jordan dated July 30, 1999.		S-3	333-88205	9/30/1999

10.16+	Retention Bonus Plan dated May 16, 2000, between Registrant and Jeffrey D. Jordan.		10-K	000-24821	3/28/2001

10.17+	Retention Bonus Plan dated April 3, 2001, between Registrant and Jeffrey D. Jordan.		10-Q	000-24821	8/14/2001

10.18+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	3/25/2002

10.19+	Supplemental Retention Bonus Plan dated April 14, 2002, between Registrant and William C. Cobb.		10-Q	000-24821	8/6/2002

10.20+	Special Bonus Plan between Registrant and Matthew J. Bannick, dated as of September 6, 2002.		10-Q	000-24821	11/14/2002

Incorporated by Reference
Filed with
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.21	Lease dated March 1, 2000, between eBay Realty Trust and Registrant.		10-K	000-24821	3/30/2000

10.22	Cash Collateral Agreement between Registrant and Chase Manhattan Bank as Agent, dated March 1, 2000.		10-K	000-24821	3/30/2000

10.23+	Form of Stock Bonus Agreement under eBay Inc. 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.24+	Form of Stock Option Agreement under eBay Inc. 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.25+	Form of Stock Option Agreement under eBay Inc. 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.26+	Form of Stock Option Agreement under eBay Inc. 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.27+	Description of eBay Inc.’s Executive Management Incentive Plan.		10-Q	000-24821	10/27/2004

10.28+	Offer Letter to Christopher Corrado dated November 19, 2004.		8-K	000-24821	1/3/2005

10.29+	Offer Letter to Scott Thompson dated January 12, 2005.		8-K	000-24821	2/7/2005

10.30+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement