Form 10-Q
period 2005-03-31
EBAY INC
filed 2005-04-27
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of April 22, 2005, there were 1,349,049,731 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2004	2005

	(In thousands, except
	par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,330,045	$1,216,772
Short-term investments	682,004	799,037
Accounts receivable, net	240,856	270,435
Funds receivable from customers	123,424	209,379
Restricted cash and investments	155,405	30,554
Other current assets	379,415	421,875

Total current assets	2,911,149	2,948,052
Long-term investments	1,266,289	1,417,576
Restricted cash and investments	1,418	1,076
Property and equipment, net	709,773	693,460
Goodwill	2,709,794	3,078,177
Intangible assets, net	362,909	402,864
Other assets	29,719	47,953

	$7,991,051	$8,589,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,958	$58,766
Funds payable and amounts due to customers	331,805	484,623
Accrued expenses and other current liabilities	421,969	440,220
Deferred revenue and customer advances	50,439	42,806
Short-term obligations	124,272	—
Income taxes payable	118,427	122,691

Total current liabilities	1,084,870	1,149,106
Deferred tax liabilities, net	135,971	170,434
Other liabilities	37,773	34,761
Minority interests	4,096	51

Total liabilities	1,262,710	1,354,352

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 1,790,000 shares authorized; 1,338,608 and 1,348,836 shares issued and outstanding	1,339	1,349
Additional paid-in capital	4,855,717	5,121,108
Unearned stock-based compensation	(4,825)	(4,275)
Retained earnings	1,634,468	1,890,759
Accumulated other comprehensive income	241,642	225,865

Total stockholders’ equity	6,728,341	7,234,806

	$7,991,051	$8,589,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,

	2004	2005

	(In thousands, except per
	share amounts)
	(Unaudited)
Net revenues	$756,239	$1,031,724
Cost of net revenues	134,358	186,369

Gross profit	621,881	845,355

Operating expenses:
Sales and marketing	192,690	271,349
Product development	52,698	73,789
General and administrative	90,636	136,389
Payroll tax on employee stock options	5,146	5,731
Amortization of acquired intangible assets	13,963	22,523

Total operating expenses	355,133	509,781

Income from operations	266,748	335,574
Interest and other income, net	23,499	22,403
Interest expense	(2,331)	(1,720)

Income before income taxes and minority interests	287,916	356,257
Provision for income taxes	(85,756)	(99,948)
Minority interests	(2,060)	(18)

Net income	$200,100	$256,291

Net income per share:
Basic	$0.15	$0.19

Diluted	$0.15	$0.19

Weighted average shares:
Basic	1,305,002	1,343,442

Diluted	1,347,596	1,382,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
	(Unaudited)
Net income	$200,100	$256,291

Other comprehensive income (loss):
Foreign currency translation	5,061	(13,687)
Unrealized gains (losses) on investments, net	2,517	(4,872)
Investment gains included in net income	36	54
Unrealized gains on cash flow hedges	665	1,414
Estimated tax benefit (provision)	(1,293)	1,314

Net change in other comprehensive income (loss)	6,986	(15,777)

Comprehensive income	$207,086	$240,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$200,100	$256,291
Adjustments:
Provision for doubtful accounts and authorized credits	15,604	22,024
Provision for transaction losses	11,644	18,579
Depreciation and amortization	55,685	79,660
Amortization of unearned stock-based compensation	556	3,596
Tax benefit on the exercise of employee stock options	76,640	84,992
Minority interests	2,060	18
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(15,054)	(54,162)
Funds receivable from customers	(61,691)	(77,333)
Other current assets	(115,745)	1,203
Other non-current assets	(4,667)	(8,361)
Deferred tax liabilities, net	(2,621)	2,240
Accounts payable	42,341	20,909
Funds payable and amounts due to customers	143,652	168,928
Accrued expenses and other liabilities	2,024	(21,838)
Deferred revenue and customer advances	7,850	(6,975)
Income taxes payable	7,867	5,648

Net cash provided by operating activities	366,245	495,419

Cash flows from investing activities:
Purchases of property and equipment, net	(70,912)	(79,584)
Purchases of investments	(823,783)	(368,094)
Maturities and sales of investments	517,428	245,665
Purchases of intangible and other non-current assets	(945)	—
Acquisitions, net of cash acquired	(34,663)	(445,008)

Net cash used in investing activities	(412,875)	(647,021)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	173,089	179,279
Payment of headquarters facility lease obligation	—	(126,390)
Principal payments on long-term obligations	(1,147)	(1,849)

Net cash provided by financing activities	171,942	51,040

Effect of exchange rate changes on cash and cash equivalents	(5,117)	(12,711)

Net increase (decrease) in cash and cash equivalents	120,195	(113,273)
Cash and cash equivalents at beginning of period	1,381,513	1,330,045

Cash and cash equivalents at end of period	$1,501,708	$1,216,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company
      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of March 31, 2005, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed toward the United States, Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Malaysia, the Netherlands, New Zealand, the Philippines, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing an Internet-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email in 45 countries to send, and in 44 countries to receive online payments. As of March 31, 2005, through its wholly-owned subsidiaries, PayPal had websites directed toward the United States, Australia, Austria, Belgium, France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom.
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in other income. Investments in entities where we hold less than a 20% ownership interest or where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.
      These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2004 and March 31, 2005. These statements also show our condensed consolidated statements of income and cash flows for the three months ended March 31, 2004 and 2005. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2005. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

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

	Three Months Ended
	March 31,

	2004	2005

Net income, as reported	$200,100	$256,291
Add: Amortization of stock-based compensation expense determined under the intrinsic value method	556	282
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(15,992)	(63,441)

Pro forma net income	$184,664	$193,132

Earnings per share:
Basic — Reported	$0.15	$0.19
— Pro forma	$0.14	$0.14
Diluted — Reported	$0.15	$0.19
— Pro forma	$0.14	$0.14
      The weighted average fair value of options granted in the three months ended March 31, 2004 and 2005 was $12.06 and $12.28, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of FAS 123R “Share-Based Payment”. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within these footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan, as discussed under “Recent Accounting Pronouncements — Share-Based Payments,” below.
      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended
	March 31,

	2004	2005

Risk-free interest rates	2.3%	3.5%
Expected lives	3 years	3 years
Dividend yield	0%	0%
Expected volatility	54%	36%
      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Recent Accounting Pronouncements

Share-Based Payments
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material impact on our consolidated statement of income or financial condition.

Note 2 —	Net Income Per Share
      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common stock, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share using the treasury stock method to the extent such shares are dilutive. The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2004	2005

Numerator:
Net income	$200,100	$256,291

Denominator:
Weighted average common shares	1,305,026	1,343,582
Weighted average unvested common stock subject to repurchase	(24)	(140)

Denominator for basic calculation	1,305,002	1,343,442
Weighted average effect of dilutive securities:
Weighted average unvested common stock subject to repurchase	24	140
Employee stock options	42,570	38,568

Denominator for diluted calculation	1,347,596	1,382,150

Net income per share:
Basic	$0.15	$0.19

Diluted	$0.15	$0.19

      The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2004 and 2005, the number of anti-dilutive shares, as calculated based on the weighted

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
average closing price of our common stock for the period, amounted to approximately 9.1 million and 15.8 million shares, respectively.

Note 3 —	Business Combinations, Goodwill and Intangible Assets
      Through both domestic and international acquisitions, we have continued to expand eBay’s global online marketplace. Tangible net assets for our acquisitions were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names, developed technologies and other acquired intangible assets including contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of one to eight years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The purchase price of the acquisition detailed below exceeded the estimated fair value of the related identifiable intangible and tangible assets because we believe this acquisition will assist with our strategy of establishing and expanding our global online marketplace.

Acquisition of Rent.com
      On February 23, 2005, we acquired Viva Group, Inc., which does business as Rent.com, for a cash purchase price of approximately $415 million plus payments for net cash and investments of approximately $18 million. Rent.com is a leading Internet listing website in the apartment and rental housing industry. The total purchase price recorded was approximately $435 million, including approximately $2 million in estimated acquisition-related expenses. We accounted for the acquisition as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
      The preliminary allocation of the purchase price is summarized below (in thousands):

Net current assets	$17,327
Property and equipment and other non-current assets	723
Customer list and user base	34,500
Trade name	18,000
Developed technology	8,200
Advertising relationships	1,100
Deferred tax liabilities	(24,924)
Goodwill	380,439

Total purchase price	$435,365

      The estimated useful economic lives of the identifiable intangible assets acquired in the Rent.com acquisition are six years for the customer list, five years for the trade name, three years for the developed technology and the advertising relationships, and one year for the user base. The final purchase price allocation will depend primarily upon our final determination of the total acquisition-related expenses and the finalization of our integration plan.
      The results of operations have been included in our consolidated statement of income for the period subsequent to our acquisition of Rent.com. The results of operations for periods prior to this acquisition were

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Goodwill
      Goodwill information for each segment is as follows (in thousands):

	December 31,	Goodwill	Goodwill		March 31,
	2004	Acquired	Disposals	Adjustments	2005

Segments:
U.S Marketplace	$148,703	$390,879	$—	$—	$539,582
International Marketplace	1,516,055	—	—	(22,496)	1,493,559
Payments	1,072,396	—	—	—	1,072,396

	$2,737,154	$390,879	$—	$(22,496)	$3,105,537

      The increase in goodwill acquired during the three months ended March 31, 2005, resulted primarily from our acquisition of the outstanding shares of Rent.com. Adjustments to goodwill during the three months ended March 31, 2005, resulted primarily from foreign currency translation adjustments relating to goodwill associated with our prior period acquisitions.
      Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of March 31, 2005, the goodwill related to our equity investment totaled approximately $27.4 million.

Intangible Assets
      The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2004				March 31, 2005

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life

				(Years)				(Years)
Intangible assets:
Customer lists and user base	$300,929	$(80,097)	$220,832	7	$336,894	$(91,900)	$244,994	7
Trademarks and trade names	139,239	(30,811)	108,428	6	155,210	(37,479)	117,731	6
Developed technologies	40,686	(28,488)	12,198	3	52,064	(31,819)	20,245	3
All other	33,895	(7,534)	26,361	4	33,767	(9,255)	24,512	4

	$514,749	$(146,930)	$367,819		$577,935	$(170,453)	$407,482

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. The increase in intangible assets during the three months ended March 31, 2005 resulted primarily from certain intangible assets acquired as part of our acquisition of the outstanding shares of Rent.com. As of March 31, 2005, the net carrying amount of intangible assets related to our equity investment totaled approximately $4.6 million. Aggregate amortization expense for intangible assets totaled $14.7 million and $23.9 million for the three months ended March 31, 2004 and 2005, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2005, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2005 (remaining nine months)	$79,675
2006	85,643
2007	78,402
2008	73,835
2009	57,682
Thereafter	32,245

$407,482

Note 4 —	Segments
      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.
      The U.S. Marketplace segment includes our U.S. online marketplace trading platforms other than our PayPal subsidiary. The International Marketplace segment includes our international online marketplace trading platforms other than our PayPal subsidiary. The Payments segment includes our global payments platform consisting of our PayPal subsidiary.
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
      The following table summarizes the financial performance of our reporting segments (in thousands):

	Three Months Ended March 31,

	2004				2005

	U.S.	International			U.S.	International
	Marketplace	Marketplace	Payments	Consolidated	Marketplace	Marketplace	Payments	Consolidated

Net revenues from external customers	$338,570	$259,490	$158,179	$756,239	$404,848	$393,792	$233,084	$1,031,724
Direct costs	115,889	94,553	82,218	292,660	136,674	160,271	116,507	413,452

Direct contribution	222,681	164,937	75,961	463,579	268,174	233,521	116,577	618,272

Operating expenses and indirect costs of net revenues				196,831				282,698

Income from operations				266,748				335,574
Interest and other income, net				23,499				22,403
Interest expense				(2,331)				(1,720)

Income before income taxes and minority interests				$287,916				$356,257

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Investments
      At December 31, 2004 and March 31, 2005, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$156,130	$25	$(750)	$155,405
Corporate debt securities	581,058	33	(2,908)	578,183
Government and agency securities	80,274	—	(432)	79,842
Time deposits and other	23,979	—	—	23,979

	$841,441	$58	$(4,090)	$837,409

Long-term investments:
Restricted cash and investments	$1,397	$21	$—	$1,418
Corporate debt securities	827,505	107	(2,137)	825,475
Government and agency securities	397,211	—	(4,733)	392,478
Equity instruments and equity method investments	48,336	—	—	48,336

	$1,274,449	$128	$(6,870)	$1,267,707

	March 31, 2005

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$30,554	$—	$—	$30,554
Corporate debt securities	597,793	21	(3,405)	594,409
Government and agency securities	190,693	—	(720)	189,973
Time deposits and other	14,655	—	—	14,655

	$833,695	$21	$(4,125)	$829,591

Long-term investments:
Restricted cash and investments	$1,064	$12	$—	$1,076
Corporate debt securities	979,127	138	(4,679)	974,586
Government and agency securities	401,612	—	(6,948)	394,664
Equity instruments and equity method investments	48,326	—	—	48,326

	$1,430,129	$150	$(11,627)	$1,418,652

      Included within short-term restricted cash and investments at December 31, 2004 was $126.4 million that was utilized as payment of a lease obligation for our San Jose headquarters facility on March 1, 2005 (see “Note 7 — Balance Sheet Components” of these condensed consolidated financial statements).

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Derivative Instruments
      We entered into two interest rate swaps on June 19 and July 20, 2000, with notional amounts totaling $95 million to reduce the impact of changes in interest rates on a portion of the floating rate operating lease for our San Jose headquarters office facility, which matured on March 1, 2005. The interest rate swaps allowed us to receive floating rate receipts based on the London Interbank Offered Rate, or LIBOR, in exchange for making fixed rate payments of approximately 7% of the notional amount, which effectively changed our interest rate exposure on our operating lease from a floating rate to a fixed rate on $95.0 million of the total $126.4 million notional amount of our San Jose headquarters facility lease commitment. The balance of $31.4 million remained at a floating rate of interest based on the spread over 3-month LIBOR. There was no gain or loss realized upon the maturity of these interest rate swaps.

Transaction Exposure:
      As of March 31, 2005, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $489.1 million with maturity dates within 30 days. The hedge contracts are used to offset changes in non-U.S. dollar denominated functional currency value of assets and liabilities as a result of foreign exchange rate fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. The gain on these hedges for the first quarter of 2005 totaled approximately $117,000, which were recorded in interest and other income, net. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the three months ended March 31, 2005. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. The following table shows the notional amount of our economic hedges as of March 31, 2005, together with the associated losses, net of gains, recorded in our consolidated statement of income for the three months ended March 31,

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and the gains, net of losses, recorded to accumulated other comprehensive income as of March 31, 2005 (in thousands):

			Accumulated
		Net Loss Recorded	Other
	Notional	to Interest and	Comprehensive
	Amount	Other Income, Net	Income

Amount receiving hedge accounting treatment under FAS 133	$230,741	$—	$310
Amount not receiving hedge accounting treatment under FAS 133	82,229	(51)	—

Total	$312,970	$(51)	$310

      No economic hedges were entered into during the three months ended March 31, 2004.

Note 7 —	Balance Sheet Components

Facility Lease
      As of December 31, 2004, we had $126.4 million included within current restricted cash and investments relating to our San Jose headquarters facility lease arrangement which provided us with full ownership rights to these facilities. In February 2004, we elected not to exercise our right to extend the lease period and therefore the lease on these facilities ended on March 1, 2005. As a result, we were required to pay the lease obligation for our San Jose headquarters facility lease during the first quarter of 2005, utilizing the $126.4 million included within current restricted cash and investments, and have offset the corresponding liability related to the consolidated operating lease obligation of $122.5 million and the minority interest of $3.9 million.

Other Current Assets

	December 31,	March 31,
	2004	2005

	(In thousands)
Customer accounts	$270,918	$269,781
Prepaid expenses	54,159	49,227
Deferred tax asset, net	10,427	19,404
Other	43,911	83,463

	$379,415	$421,875

      Customer accounts include liquid assets set aside for certain customer liabilities as required in conjunction with our PayPal Electronic Money Institution license from the United Kingdom’s Financial Services Authority. The customer balances represent claims on our U.K. subsidiary and may be invested only in specified types of liquid assets. These balances are included on our balance sheet as current assets with an offsetting current liability in funds payable and amounts due to customers. Customer U.S. dollar denominated funds in the U.S. are held in deposit accounts insured by the Federal Deposit Insurance Corporation. These funds are held by PayPal as an agent for the benefit of its customers, accordingly, these funds are not reflected in our consolidated balance sheet.
      At March 31, 2005, $28.4 million was included in other current assets, which approximates the fair value of our corporate aircraft that is available for sale. In addition, at March 31, 2005, $22.1 million of deposits related to the purchase of a new corporate aircraft is included in other current assets.

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
      In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.
      On March 16, 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. We have petitioned the U.S. Court of Appeals for the Federal Circuit for an en banc rehearing of the ruling. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained therein. On January 26, 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions, and on March 29, 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction discovery. The defendants have filed a motion for summary judgment of noninfringement. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that a plan of allocation will be submitted to the court in the second quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. On April 1, 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleges misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). The complaint seeks injunctive relief, compensatory damages, and punitive damages. On April 5, 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Employee Benefit Plans

Employee Stock Purchase Plan
      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. No shares were purchased during the three months ended March 31, 2004 or 2005. At March 31, 2005, approximately 7.2 million shares were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Stock Unit Plan
      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. These deferred stock units vest 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. Further, each non-employee director may elect to receive, in lieu of his or her annual retainer (which is currently $50,000) and any fees payable for service as a committee chair or Lead Independent Director at the time these fees would be otherwise payable (i.e., on a quarterly basis in arrears for services provided), deferred stock units with an initial value equal to the result of dividing the cash amount the director otherwise would have received by the fair market value of our common stock on the date of grant. These deferred stock units vest immediately upon grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Deferred stock units generally are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of March 31, 2005, 15,586 units had been awarded under this plan.

Equity Incentive Plans
      We also have equity incentive plans for directors, officers and employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. Restricted stock grants made under these plans are subject to repurchase by us at such times as determined by the Board of Directors, typically five years. At March 31, 2005, 95.5 million shares were available for future grant under these equity incentive plans.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2004 and 2005 (shares in thousands):

	Three Months Ended March 31,

	2004		2005

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	138,410	$16.93	137,208	$23.63
Granted	28,158	34.48	19,850	42.22
Exercised	(11,594)	14.94	(10,229)	17.51
Cancelled	(1,022)	20.52	(2,540)	37.03

Outstanding at end of period	153,952	20.27	144,289	26.38

Options exercisable at end of period	44,598	$14.33	48,857	$17.63

      The following table summarizes information about fixed stock options outstanding at March 31, 2005 (shares in thousands):

	Options Outstanding at			Options Exercisable at
	March 31, 2005			March 31, 2005

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.08 - $13.64	14,854	5.4 years	$8.34	11,887	$7.69
$13.70 - $14.51	17,719	7.1	14.22	8,785	14.28
$14.51 - $18.80	15,024	6.6	16.43	8,908	16.39
$18.81 - $19.39	15,153	7.7	19.36	5,841	19.32
$19.39 - $27.38	18,997	7.9	24.58	7,000	24.07
$27.43 - $34.35	6,542	8.6	30.06	1,688	30.01
$34.56 - $34.62	22,035	8.9	34.61	4,329	34.61
$34.63 - $42.46	8,835	9.5	38.84	244	36.08
$42.58 - $42.58	15,461	9.9	42.58	—	—
$42.95 - $58.21	9,669	9.5	47.76	175	44.13

	144,289	8.0	$26.38	48,857	$17.63

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	48,641	$17.52	64,113	$24.61	112,754	$21.55
Out-of-the-money	216	43.18	31,319	43.65	31,535	43.65

Total options outstanding	48,857	$17.63	95,432	$30.86	144,289	$26.38

      In-the-money options are options with an exercise price lower than the $37.26 closing price of our common stock on March 31, 2005. Out-of-the-money options are options with an exercise price greater than the $37.26 closing price of our common stock on March 31, 2005.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the change in status from an employee to a non-employee, we were required, in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” and EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, to remeasure the portion of the individual’s options that were unvested at the date of the change in status. The remeasurement is required to be at fair value and will continue to be revalued over the period of performance. The related stock-based compensation amortization recognized during the three months ended March 31, 2005 totaled approximately $3.4 million. The fair value of these unvested options have been estimated as of March 31, 2005 using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate, 3.4%; remaining effective contractual life, 3.3 years; dividend yield, 0%; and expected volatility, 36%.
      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which consist of our chief executive officer and the other four most highly compensated officers during fiscal year 2004 (in thousands, except percentages):

	Three Months Ended
	March 31,

	2004	2005

Total outstanding shares of common stock (at period end)	1,310,180	1,348,836

As a percentage of total outstanding shares of common stock:
Grants during the period	2%	1%
Total outstanding “in-the-money” grants	12%	8%
Total outstanding grants	12%	11%
Grants to named officers during the period	*	*
Total outstanding grants to named officers	1%	1%
Total stock option grants during the period	28,158	19,850

Grants to named officers during the period as a percent of total grants during the period	11%	7%
Total outstanding stock option grants (at period end)	153,952	144,289

Total outstanding grants to named officers as a percent of total stock option grants outstanding	11%	11%

*	Less than half of a percentage point

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics
      Members of our senior management team regularly review key operating metrics such as new users, active users, listings and gross merchandise volume as well as new user accounts and total payment volume processed by our PayPal subsidiary. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our marketplace and our global payments platform, and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Our expectations for growth
      We expect that our growth in net revenues during the remainder of 2005 will result primarily from increased net transaction revenues across our U.S. Marketplace, International Marketplace, and Payments segments. We continue to make investments in our business and infrastructure, and strive for cost and operational efficiencies to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion for both our eBay Marketplace and our PayPal businesses, customer support, site operations, trust and safety, marketing and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business. In addition, to the extent that the U.S. dollar strengthens against foreign currencies, and, in particular, the Euro, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively impact our consolidated net revenues and, to the extent that they are not hedged, our net income.

      The detailed discussion of our consolidated financial results contained herein is intended to provide information to assist investors, analysts and other parties reading this report understand our key operating and financial measures as well as the changes in our consolidated results of operations from period to period, and the primary factors that accounted for those changes.

Seasonality
      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2003
Net revenues	$476,492	$509,269	$530,942	$648,393
Current quarter vs prior quarter	15%	7%	4%	22%
2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%
2005
Net revenues	$1,031,724	N/A	N/A	N/A
Current quarter vs prior quarter	10%
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

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2004	2005

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	17.8	18.9	19.5	18.9	18.1

Gross profit	82.2	81.1	80.5	81.1	81.9

Operating expenses:
Sales and marketing	25.5	24.5	25.7	28.7	26.3
Product development	7.0	7.8	7.9	6.9	7.2
General and administrative	12.0	13.3	13.1	12.4	13.2
Payroll tax on employee stock options	0.7	0.7	0.2	0.6	0.6
Amortization of acquired intangible assets	1.8	2.0	2.0	2.1	2.2

Total operating expenses	47.0	48.3	49.0	50.7	49.4

Income from operations	35.3	32.8	31.5	30.4	32.5
Interest and other income, net	3.1	2.9	1.6	2.0	2.2
Interest expense	(0.3)	(0.3)	(0.3)	(0.2)	(0.2)

Income before income taxes and minority interests	38.1	35.4	32.9	32.2	34.5
Provision for income taxes	(11.3)	(10.5)	(10.0)	(10.2)	(9.7)
Minority interests	(0.3)	(0.3)	(0.2)	(0.0)	(0.0)

Net income	26.5	24.6	22.6	21.9	24.8

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers on our eBay Marketplace and fees from payment processing services on our PayPal platform. Our net revenues have continued to grow each year, primarily as a result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings and gross merchandise volume on our eBay Marketplace platforms and payment transactions processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online trading experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded trust and safety programs.
      We have continued to invest in international expansion, customer support, site operations, trust and safety, corporate infrastructure, product development and marketing. The cost of these investments has, in the first quarter of 2005, been offset by operational and cost efficiencies, particularly in the area of marketing.

Net Revenues Summary

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percent changes)
Net Revenues by Type:
Net transaction revenues
U.S. Marketplace	$326,217	19%	$388,759
International Marketplace	257,090	51%	387,187
Payments	155,513	46%	227,097

Total net transaction revenues	738,820	36%	1,003,043
Advertising and other non-transaction net revenues	17,419	65%	28,681

Total net revenues	$756,239	36%	$1,031,724

Net Revenues by Segment:
U.S. Marketplace	$338,570	20%	$404,848
International Marketplace	259,490	52%	393,792
Payments	158,179	47%	233,084

Total net revenues	$756,239	36%	$1,031,724

Net Revenues by Geography:
U.S.	$455,355	22%	$556,246
International	300,884	58%	475,478

Total net revenues	$756,239	36%	$1,031,724

      Net revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located. Our Payments segment net revenues include amounts earned internationally.

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In millions, except percent changes)
Supplemental Operating Data:
U.S. and International Marketplace Segments:(1)
Confirmed registered users(2)	104.8	40%	147.1
Active users(3)	45.1	34%	60.5
Number of non-stores listings(4)	319.7	25%	399.8
Number of stores listings(4)	8.0	300%	32.0
Gross merchandise volume(5)	$8,039	32%	$10,602
Payments Segment :
Total accounts(6)	45.6	57%	71.6
Active accounts(7)	14.5	52%	22.1
Total number of payments(8)	79.2	39%	110.4
Total payment volume(9)	$4,321	44%	$6,233

(1)	Marktplaats.nl in the Netherlands, mobile.de in Germany, and Rent.com in the United States are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay’s trading platforms.

(3)	All users, excluding users of Baazee.com, Half.com, Internet Auction, Marktplaats.nl, mobile.de, and Rent.com, who bid on, bought, or listed an item within the previous 12-month period. Includes users of eBay EachNet in China since the migration to the eBay platform in September 2004.

(4)	All listings on eBay’s trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed listings between users on eBay’s trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all personal, premier, or business accounts opened, excluding accounts that have been closed or locked, and users that made payments using PayPal but have not registered.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system within the previous three-month period.

(8)	Total number of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.
      The U.S. Marketplace segment includes our U.S. marketplace trading platforms, other than our PayPal subsidiary. The International Marketplace segment includes our International marketplace trading platforms excluding our PayPal subsidiary. The Payments segment includes our global payments platform consisting of our PayPal subsidiary.
      Our net revenues result from fees associated with our transaction, advertising and other services in our U.S. Marketplace, International Marketplace, and Payments segments. Net transaction revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from advertising are derived principally from the sale of banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users.

eBay Marketplace Net Transaction Revenues
      Total net transaction revenues from the U.S. and International Marketplace segments in aggregate increased 33% during the first quarter of 2005, compared to the first quarter of 2004. The growth in both U.S. Marketplace and International Marketplace segment net transaction revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, active users, listings and gross merchandise volume. Gross merchandise volume from the U.S. and International Marketplace segments together increased 32% during the first quarter of 2005, compared to the first quarter of 2004. U.S. and International Marketplace segment net transaction revenues as a percentage of gross merchandise volume was 7.3% in the first quarter of 2005, consistent with the first quarter of 2004. During the first quarter of 2005, there was gross merchandise volume growth across all major categories with motors, clothing & accessories, computers, and consumer electronics making the most significant year-over-year impact.

U.S. Marketplace Segment
      U.S. Marketplace segment net transaction revenues increased 19% during the first quarter of 2005, compared to the first quarter of 2004. Net transaction revenues derived from the U.S. Marketplace segment represented 39% of the total net transaction revenues in the first quarter of 2005, compared to 44% in the first quarter of 2004. Gross merchandise volume from the U.S. Marketplace segment increased 17% during the first quarter 2005, compared to the first quarter of 2004. The U.S. Marketplace is our largest and most developed business. We expect net transaction revenues from our U.S. Marketplace segment to increase during the remainder of 2005 when compared to the same period in the prior year, but to decrease as a percentage of total eBay Marketplace net transaction revenues as the International Marketplace segment grows in significance. In addition, even as the U.S. Marketplace segment continues to grow in total, we expect the growth rate during the remainder of 2005 to be lower than that of 2004.

International Marketplace Segment
      International Marketplace segment net transaction revenues increased 51% during the first quarter of 2005, compared to the first quarter of 2004. International Marketplace segment net transaction revenues as a percentage of total net transaction revenues was 39% during the first quarter of 2005, compared to 35% in the first quarter of 2004. Gross merchandise volume from the International Marketplace segment increased 50% in the first quarter of 2005, compared to the first quarter of 2004. The growth in our International Marketplace segment net transaction revenues, in total and as a percentage of total net transaction revenues was primarily the result of strong performances in the United Kingdom and South Korea as well as significant increases in certain of our less established markets, particularly Australia, France and Italy. The relative strength of foreign currencies against the U.S. dollar resulted in increased net revenues of approximately $22.2 million during the first quarter of 2005. Changes in foreign currency rates will impact our operating results, and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted. We expect that the growth rate of our International Marketplace segment net transaction revenues will continue to decline during the remainder of 2005, although we expect such revenues to grow in significance relative to our total eBay Marketplace as we continue to develop and deploy our global online trading platform during 2005.

Payments Segment Net Transaction Revenues
      Payments segment net transaction revenues increased 46% during the first quarter of 2005, compared to the first quarter of 2004. Payments segment net transaction revenues as a percentage of total net transaction revenues was 23% during the first quarter of 2005, compared to 21% in the first quarter of 2004. The growth in our Payments segment net transaction revenues, both in total and as a percentage of total net transaction revenues is primarily the result of increases in PayPal transaction volume driven by the growth in, and the higher penetration of, the eBay Marketplace.
      Our Payments segment net transaction revenues as a percentage of total payment volume was 3.6% during the first quarter of 2005, consistent with the first quarter of 2004. The growth in Payments segment net transaction revenues was positively affected by PayPal’s continued penetration of eBay Marketplace transactions, particularly in the United States and the United Kingdom. Further, Payments segment net transaction revenues have grown in connection with the increase in our eBay Marketplace gross merchandise volume during the first quarter of 2005 as compared to the first quarter of 2004. In addition, payments for transactions other than on our eBay Marketplace websites, contributed net revenues of approximately $63.5 million in the first quarter of 2005 as compared to $44.7 million in the first quarter of 2004, an increase of 42%. The relative strength of foreign currencies, primarily the Euro, against the U.S. dollar, resulted in increased net revenues of approximately $2.7 million during the first quarter 2005.
      Net transaction revenues from the Payments segment earned internationally totaled $81.7 million during the first quarter of 2005, representing 36% of total Payments segment net transaction revenue. This can be compared to net transaction revenues from the Payments segment earned internationally of $41.4 million during the first quarter of 2004, representing 27% of total Payments segment net transaction revenue. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect the Payments segment net transaction revenues to increase in total during the remainder of 2005 and for net transaction revenues earned internationally to increase in total and as a percentage of the Payments segment net transaction revenues. We also expect that the Payments segment net transaction revenues will increase as a percentage of total net transaction revenues in the remainder of 2005.

Advertising and Other Non-Transaction Net Revenues
      Advertising and other non-transaction net revenues increased in total and as a percentage of total net revenues in the first quarter of 2005 as compared to the first quarter of 2004. Advertising and other non-transaction net revenues represented 3% of total net revenues during the first quarter of 2005, compared to 2% during the first quarter of 2004. We continue to view our business as primarily transaction driven and we expect advertising and other non-transaction net revenues to continue to represent a relatively small portion of total net revenues during the remainder of 2005.

Cost of Net Revenues

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Cost of net revenues	$134,358	39%	$186,369
As a percentage of net revenues	17.8%		18.1%
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
      The increase in cost of net revenues during the first quarter of 2005, compared to the first quarter of 2004, was primarily due to an increase in the volume of transactions on the eBay and PayPal websites, and continued development and expansion of our customer support and site operations infrastructure. Payment processing costs increased to $87.6 million in the first quarter of 2005 from $67.2 million in the first quarter of 2004, due to the increase in PayPal’s total payment volume and increased payment processing costs related to the growth of our eBay Marketplace activity. Aggregate customer support and site operations costs increased approximately $26.9 million during the first quarter of 2005 compared to the first quarter of 2004, due primarily to an increase in aggregate depreciation of site equipment and employee related costs of $8.7 million and $8.6 million, respectively. The remainder of the increase was due primarily to increased consultant fees and facilities costs. Costs of net revenues are expected to increase in total and may increase slightly as a percentage of net revenues during the remainder of 2005.

Operating Expenses

Sales and Marketing

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Sales and marketing	$192,690	41%	$271,349
As a percentage of net revenues	25.5%		26.3%
      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.
      The increase in sales and marketing expenses in the first quarter of 2005 as compared to the first quarter of 2004 was primarily due to our continued investment in growing our global user base. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increase. Combined advertising and marketing costs increased $45.4 million during the first quarter of 2005 as compared to the first quarter of 2004. This increase was primarily the result of international expansion and industry-wide increases in Internet marketing rates, that was partially offset by marketing efficiencies. Employee-related costs increased by approximately $19.9 million during the first quarter of 2005 as compared to the first quarter of 2004. Sales and marketing expenses are expected to increase in total and may increase as a percentage of net revenues during the remainder of 2005. In addition, our online marketing expenses are expected to increase because of increases in the volume of, and especially rates for, online advertising that we expect to purchase in order to attract new customers and increase user activity on our websites including growth initiatives in sales and marketing activities in our U.S. and International Marketplaces, including China.

Product Development

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Product development	$52,698	40%	$73,789
As a percentage of net revenues	7.0%		7.2%
      Product development expenses consist primarily of employee compensation, consultant costs, facilities costs and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts. These capitalized costs totaled $9.7 million in the first quarter of 2005 and $10.2 million in the first quarter of 2004, and are reflected as a cost of net revenues when amortized in future periods. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.
      The increase in product development expenses in the first quarter of 2005 as compared to the first quarter of 2004 was primarily the result of increased headcount and consultant costs to support various platform development initiatives at eBay and PayPal and the international expansion of both platforms. Employee-related and consultant costs increased by approximately $12.5 million and $5.5 million, respectively, during the first quarter of 2005 as compared to the first quarter of 2004. Product development expenses may increase in total and slightly as a percentage of net revenues during the remainder of 2005, as we develop new features and functionality and continue to improve and expand operations across all our segments including the U.S. and International Marketplace and PayPal Merchant Services.

General and Administrative

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
General and administrative	$90,636	50%	$136,389
As a percentage of net revenues	12.0%		13.2%
      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance and professional fees.
      The increase in general and administrative expenses in the first quarter of 2005 as compared to the first quarter of 2004 was primarily due to employee related costs, facilities costs, and payment transaction loss expenses. The increases in employee related costs resulted from continued headcount growth primarily in trust and safety and corporate functions. Employee-related costs increased by approximately $25.1 million during the first quarter of 2005 as compared to the first quarter of 2004. Facilities costs increased by approximately $10.8 million during the first quarter of 2005 as compared to the first quarter of 2004. PayPal’s payment transaction loss expense increased approximately $6.9 million during the first quarter of 2005 as compared the first quarter of 2004. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.30% during the first quarter of 2005 as compared to 0.27% during the first quarter of 2004. The increase in this percentage during the first quarter of 2005 as compared to the first quarter of 2004 was due primarily to the expanded coverage for our PayPal Buyer Protection Program, the improved usability of the eBay Standard Purchase Protection Program, as well as the introduction of additional programs in 2004. While our transaction loss rate may increase slightly, we expect general and administrative expenses in total to decrease slightly as a percentage of net revenues during the remainder of 2005.

Payroll Tax on Employee Stock Options

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Payroll tax on employee stock options	$5,146	11%	$5,731
As a percentage of net revenues	0.7%		0.6%
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

Amortization of Acquired Intangible Assets

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Amortization of acquired intangible assets	$13,963	61%	$22,523
As a percentage of net revenues	1.8%		2.2%
      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in online trading. These purchase transactions generally result in the creation of acquired intangible assets and lead to a corresponding increase in the amortization expense in future periods. The increase in amortization of acquired intangibles during the first quarter of 2005 compared to the first quarter of 2004 is due to the business acquisitions made during 2004 and in the first quarter of 2005.
      Intangible assets include purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, using the straight-line method over estimated useful lives ranging from one to eight years.
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Our annual impairment test was carried out as of August 31, 2004, and we determined that there was no impairment. There were no events or circumstances from that date through March 31, 2005 that would impact this assessment.
      We expect amortization of acquired intangible assets to increase during the remainder of 2005 as a result of the intangible assets associated with our acquisition of Rent.com in February 2005. Amortization of acquired intangible assets will also increase should we make additional acquisitions in the future.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Interest and other income, net	$23,499	(5)%	$22,403
As a percentage of net revenues	3.1%		2.2%
      Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.
      Our interest and other income, net, decreased during the first quarter of 2005 as compared to the first quarter of 2004 primarily as a result of one-time gains of approximately $11.2 million recorded during the first quarter of 2004 related to certain contract amendments that were not recorded in the first quarter of 2005. Without these gains, interest and other income, net, would have shown an increase in the first quarter of 2005 from the first quarter of 2004 of approximately $10.1 million. This increase was primarily related to increased interest income recorded during the first quarter of 2005 primarily due to increased cash, cash equivalents and investments balances and higher interest rates. The weighted-average interest rate of our portfolio was approximately 2.5% in the first quarter of 2005, compared to 1.4% in the first quarter of 2004.

Interest Expense

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Interest expense	$2,331	(26)%	$1,720
As a percentage of net revenues	0.3%		0.2%
      Interest expense consists of interest charges related to our San Jose headquarters lease facilities, capital leases, and mortgage notes.

      Interest expense decreased during the first quarter of 2005 as compared to the first quarter of 2004 primarily due to the payment of the lease obligation for our San Jose headquarters facility on March 1, 2005. As a result, we expect our interest expense will decrease both in total and as a percentage of net revenues during the remainder of 2005.

Provision for Income Taxes

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Provision for income taxes	$85,756	17%	$99,948
As a percentage of net revenues	11.3%		9.7%
Effective tax rate	30%		28%
      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to non-deductible expenses related to acquisitions, state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate. These expenses are offset by decreases resulting from foreign income with lower effective tax rates and tax credits.
      The lower effective tax rates for the first quarter of 2005, as compared to the first quarter of 2004 reflects the increasing profit contribution from our international operations that are subject to lower tax rates.
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

Minority Interests

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2004	Change	March 31, 2005

	(In thousands, except percentages)
Minority interests	$(2,060)	99%	$(18)
As a percentage of net revenues	(0.3)%		0.0%
      Minority interests represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in one of our subsidiaries during the first quarter of 2004 and during the first quarter of 2005.
      The change in minority interests in the first quarter of 2005 as compared to the first quarter of 2004 is due primarily to our acquisition of approximately 38% additional ownership interest in Internet Auction during 2004.

Impact of Foreign Currency Translation
      During the first quarter of 2005, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 46% of our consolidated net revenues, as compared to approximately 40% of our net revenues in the first quarter of 2004. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, and Australian dollars. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.
      During the first quarter of 2005, the U.S. dollar weakened against the foreign currencies listed above, as compared to the first quarter of 2004. Using the weighted-average foreign currency exchange rates from the first quarter of 2004, our net revenues for the first quarter of 2005 would have been lower than we reported using the actual exchange rate for the first quarter of 2005, by approximately $24.9 million, of which $22.2 million and $2.7 million relate to our International Marketplace and Payments segments, respectively. In addition, if the weighted-average foreign currency exchange rates from the first quarter of 2004 were applied to our cost of revenues and operating expenses for the first quarter of 2005, these cost of revenues and operating expenses would have been lower in total than we reported using the actual exchange rates for the first quarter of 2005 by approximately $12.1 million. The majority of this impact relates to the relative strength of the Euro against the U.S. dollar. We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income. See the information in Item 3 of Part I under the subheading “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

Foreign Exchange Hedging Policy
      We are a rapidly growing company, with an increasing proportion of our operations outside the United States. Accordingly, our foreign currency exposures have increased substantially and are expected to continue to grow. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations.
      Our primary foreign currency exposures are transaction, translation and economic:
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

Employee Stock Options
      We continue to believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. Stock options granted during the year ended December 31, 2004, net of cancellations, represented approximately 3% of our total outstanding common stock at December 31, 2004, a substantial portion of which were granted to new employees. We expect that our stock option grants, net of cancellations, for the full year 2005 will represent approximately 2% of our total outstanding common stock at December  31, 2005.

Recent Accounting Pronouncements

Share-Based Payments
      In December 2004, the FASB issued a Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock option and restricted stock beginning with the first period restated.
           In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date under FAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice (see Note 1 of the notes to the condensed consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material impact on our consolidated statement of income or financial condition.

Employees
      As of March 31, 2005, eBay Inc. and its consolidated subsidiaries employed approximately 8,600 people (excluding approximately 650 temporary employees), of whom approximately 6,000 were located in the United States (excluding approximately 400 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and on our continuing ability to find and retain highly qualified technical and managerial personnel.
Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$366,245	$495,419
Investing activities	(412,875)	(647,021)
Financing activities	171,942	51,040
Effect of exchange rates on cash and cash equivalents	(5,117)	(12,711)

Net increase (decrease) in cash and cash equivalents	$120,195	$(113,273)

      We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2005 and 2004, mainly due to non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, tax benefits on the exercise of employee stock options resulting from personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary. Operating cash flows for the first quarter of 2005 also benefited from growth in the operations of PayPal Europe, established in February 2004.
      Net cash used in investing activities during the first quarter of 2005 consisted primarily of the cash payment for the acquisition of Rent.com of approximately $435.4 million and the net purchase of investments of approximately $122.4 million. Net cash used in investing activities during the first three months of 2004 primarily consisted of the net purchase of investments of approximately $306.4 million, and the installment payment of approximately $38.4 million in connection with our acquisition of the remaining ownership interest in EachNet in the second quarter of 2003. Purchases of property and equipment totaled $79.6 million during the first quarter of 2005 and $70.9 million during the first quarter of 2004 and related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion.

      The net cash flows provided by financing activities during the first quarter of 2005 consisted primarily of proceeds from stock option exercises of $179.3 million, partially offset by the payment of our lease obligation and the related minority interest for our San Jose headquarters facility totaling approximately $126.4 million. Net cash flows provided by financing activities during the first quarter of 2004 were due primarily to proceeds from stock option exercises of $173.1 million. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.
      The negative effect of exchange rates on cash and cash equivalents during the three months ended March 31, 2005 and 2004 was due to the weakening of the U.S. dollar during the quarter against other foreign currencies, primarily the Euro.
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

Capital Expenditures
      We expect capital expenditures in the range of $340 million to $400 million for the full year 2005, excluding the payment for our lease obligation for our headquarters facility in the first quarter of 2005 of $126 million.

Other Financial Arrangements
      As of March 31, 2005, we had no off-balance sheet arrangements that are reasonably likely to have a future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Other Arrangements
      On August 6, 2004, we entered into a commitment to purchase a corporate aircraft for a total purchase price of $40.3 million. This aircraft is being purchased to replace our existing corporate aircraft, which was made available for sale during the three months ended March 31, 2005. As of March 31, 2005, $22.1 million has been paid in relation to this future acquisition, with the remaining amount to be paid in installments prior to delivery, which has been scheduled for the second quarter of 2005.

Risk Factors That May Affect Results of Operations and Financial Condition
      The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Our operating results may fluctuate.
      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our service, or use our payment services;

•	the volume, size, timing, and completion rate of transactions on our websites;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions on our websites;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm the Internet, electronic commerce, or our business model;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth at a reasonable cost;

•	the costs and results of litigation that involves us;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals) and to increase the acceptance of PayPal by online merchants outside of the eBay marketplace;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner, including expanding our fixed-price offerings;

•	our ability to successfully integrate and manage our acquisitions, including, most recently, Rent.com;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rate and payment funding mix;

•	the success of our geographic and product expansions;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the results of regulatory decisions that affect us;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	increasing consumer acceptance of the Internet and other online services for commerce in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.
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

We may not maintain our level of profitability or rates of growth.
      We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active on our websites, and increase the activity levels of our active users;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, transaction and chargeback rates, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading experiences.
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
      The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Growth in the use of the Internet as a medium for consumer commerce may not continue. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In countries such as the U.S. and Germany, where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

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
      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., Canada, and South Korea, has also become critical to our revenues and profits. In 2004 and the first quarter of 2005, our international net transaction revenues represented 35% and 39%, respectively, of our total net transaction revenues. Expansion into international markets requires management attention and resources and requires us to localize our service to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies who understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, we are subject to risks of doing business internationally, including the following:

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
      In July 2003, we completed the acquisition of the remaining outstanding capital stock and options of EachNet. EachNet is a Delaware corporation and a foreign person under the laws of the People’s Republic of China, or PRC, and is subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the new eBay EachNet website is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. We believe EachNet’s current ownership structure complies with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. There are also uncertainties regarding EachNet’s ability to enforce contractual relationships it has entered into with respect to management and control of the company’s business. If EachNet were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely. In addition, any funding of a violation by EachNet of PRC laws or regulations could make it more difficult for us to launch new or expanded services in the PRC.

We are exposed to fluctuations in currency exchange rates.
      Net revenues outside the United States accounted for approximately 42% and 46% of our net revenues in 2004 and the first quarter of 2005, respectively. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as it did in 2004, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. The change in weighted average foreign currency exchange rates in 2004 relative to the comparable rates used in preparation of our consolidated 2003 financial statements resulted in an increase in net revenues of approximately $129.9 million and an increase in aggregate cost of revenues and operating expenses of approximately $58.4 million. The change in weighted average foreign currency exchange rates in the first quarter of 2005 relative to the first quarter of 2004 resulted in an increase in net revenues of approximately $24.9 million and an increase in operating expenses of approximately $12.1 million. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, these hedges are relatively costly and, even with them in effect, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

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
      For the year ended December 31, 2004 and the three months ended March 31, 2005, PayPal’s transaction loss expense totaled $50.5 million and $18.6 million, representing 0.27% and 0.30% of PayPal’s total payment volume, respectively. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.
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
      eBay faces similar risks to those of PayPal with respect to fraudulent activities. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously, in order to harm either the seller or eBay. In some European jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period.
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

Changes to credit card association fees, rules, or practices could negatively affect PayPal’s business.
      Because PayPal is not a bank, it cannot belong to or directly access credit card associations, such as Visa and MasterCard. As a result, PayPal must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa have each announced increases in their interchange fees for credit cards effective in 2005. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. Such increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of processing payments for PayPal. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with PayPal. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.
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

Changes in PayPal’s funding mix could adversely affect PayPal’s results.
      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 53% of PayPal’s payment volume using credit cards during both 2004 and the first quarter of 2005, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal. PayPal has received inquiries regarding its disclosure practices with regard to funding mechanisms from the attorneys general of a number of states, and in March 2005, a complaint seeking class action status was filed alleging, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism is deceptive. While we believe PayPal’s disclosure is legal and accurate, any required change to our disclosure practices could result in increased use of credit card funding, damaging PayPal’s results.

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
      We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board, and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of e-commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned above. However, PayPal has in the past received written communications from state regulatory authorities expressing the view that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns. However, we cannot guarantee that the steps PayPal has taken to address these regulatory concerns will be effective in all states, and one or more states may conclude that PayPal is engaged in an unauthorized banking business. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.

      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.2 million transactions per day during the first quarter of 2005, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear.
      PayPal currently allows its customers with credit cards to send payments from 44 countries outside the U.S., and to receive payments in 43 of those countries. In 23 of these countries, customers can withdraw funds to local bank accounts, and in eight of these countries customers can withdraw funds by receiving a bank draft in the mail. PayPal offers customers the ability to send or receive payments denominated in U.S. Dollars, British Pounds, Euros, Canadian Dollars, Yen, and Australian Dollars. In March 2005, PayPal received an Australian Financial Services License from the Australian Securities and Investments Commission. In February 2004, PayPal (Europe) Ltd., a wholly-owned subsidiary of PayPal, received a license to operate as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the EU. Fifteen of the 44 countries outside of the U.S. whose residents can use the PayPal service are members of the European Union. As PayPal (Europe) develops localized services for the domestic market in these countries, it is implementing such localized services through an expedited “passport” notification process through the UK regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to UK consumer protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.
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
      Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have passed, legislation that limits the uses of personal information gathered online or offline. In addition to these four states, many other jurisdictions already have such laws and continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may also be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. However, the Fair and Accurate Credit Transactions Act of 2003, or FACT, included a provision preempting conflicting state laws on the sharing of information between corporate affiliates, and as a result we believe that PayPal and eBay will not be subject to the laws of each individual state with respect to matters within the scope of FACT, but will remain subject to the provisions of FACT and the Fair Credit Reporting Act. Courts are currently determining the scope of these preemptive provisions.
      Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which we currently have a localized website. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users, including to payment companies and shipping companies, is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. A number of data protection and privacy laws are being discussed by Congress, the states, and foreign governments. Changes to existing laws or the passage of new laws intended to address privacy and data protection and retention issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

New and existing regulations could harm our business.
      We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce have begun to be interpreted by the courts and implemented by the EU Member States, but their applicability and scope remain somewhat uncertain. As our activities and the types of goods listed on our website expand, regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items, such as real estate, event tickets, cultural goods, boats, and automobiles.
      Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “pawnbrokers.” No final legal determination has been made as to whether the California regulations apply to our business (or that of our users) and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users, which could harm our business. In August 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services,” and we have registered as an Internet auction listing service in Illinois. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change the way we or our users do business in ways that increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
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
      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, or cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.
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

PayPal’s failure to manage customer funds properly would harm its business.
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
      Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have been seasonal because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. We have historically experienced our strongest quarters of online growth in our first and fourth fiscal quarters. PayPal has shown similar seasonality, especially in the fourth fiscal quarter. These patterns of seasonality may become more pronounced as our websites gain acceptance by a broader base of mainstream users and as the size of our European operations, which experience greater seasonality, grows relative to our other operations.

Use of our services for illegal purposes could harm our business.
      The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled in the United States and internationally. We are aware that certain goods, such as weapons, adult material, tobacco products, alcohol, and other goods that may be subject to regulation, have been listed and traded on our service. We may be unable to prevent our users from selling unlawful goods or selling goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with the listing of a pornographic video clip on that site. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources or discontinue certain service offerings. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity could damage our reputation and diminish the value of our brand names. It also could make users reluctant to continue to use our services.
      PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other intellectual property, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. PayPal recently announced a change in its acceptable use policy that would enable PayPal to fine users in certain jurisdictions up to $500 or take legal action to recover its losses for certain violations of that policy, including online gambling and illegal sales of prescription medications. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal.
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
      In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.
      On March 16, 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. We have petitioned the U.S. Court of Appeals for the Federal Circuit for an en banc rehearing of the ruling. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained therein. On January 26, 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions, and on March 29, 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction discovery. The defendants have filed a motion for summary judgment of noninfringement. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that a plan of allocation will be submitted to the court in the second quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. On April 1, 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
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
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleges misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil

RICO statute (18 U.S.C. Section 1961(4)). The complaint seeks injunctive relief, compensatory damages, and punitive damages. On April 5, 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.
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
      A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and these and other business practices from the attorneys general of a number of states. If PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. If PayPal becomes subject to an enforcement action, it could be required to restructure its business processes in ways that would harm its business, and to pay substantial fines. Even if PayPal is able to defend itself successfully, an enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program. Both eBay and PayPal are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against either company. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to fines or other penalties, or forced to change our operating practices in ways that could harm our business.
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
      Customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our services. Breaches of our customers’ privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.
      Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer service and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal has in the past received negative publicity with respect to its customer service and account restrictions, and is the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. Current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in eBay as a whole.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.
      We have acquired a number of businesses in the past, and have recently completed the acquisition of Rent.com, an Internet classified site focused on the apartment and rental housing industry. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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
      Foreign acquisitions involve special risks, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions. As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

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
      The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Even considering recent changes, the valuation of our stock remains high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. The trading price of our common stock has decreased sharply from its level in the fourth quarter of 2004, but remains higher than our stock price during 2002 and early 2003. This trading price and valuation may not be sustained. Negative changes in the public’s perception of the prospects of Internet or e-commerce or technology companies have in the past and may in the future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. Securities class-action litigation is often instituted following declines in the market price of a company’s securities. Litigation of this type could result in substantial costs and a diversion of management’s attention and resources.

Problems with third parties who provide services to our users could harm our business.
      A number of parties provide services to our users that indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and other services. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory, or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future.

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
      A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes. For example, sites such as Bizrate.com, Buy.com, DealTime, Google’s Froogle, In-Store.com, MySimon.com, Nextag.com, Pricegrabber.com, Shopping.com, and Yahoo! Product Search offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

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
      Business & Industrial: Alibaba, Ariba, BidFreight.com, Bid4Assets, Buyer Zone, Commerce One, DotMed, DoveBid, Go Industry, IronPlanet, labx.com, Liquidation.com, Machinetools.com, Oracle, Partsforindustry.com, PurchasePro.com, Testmart, and VerticalNet;
      Clothing & Accessories: Abercrombie & Fitch, AE.com, Bloomingdales, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, J. Crew, Land’s End, The Limited, LLBean, Macy’s, The Men’s Wearhouse, Nieman-Marcus, Nordstrom, Old Navy, Overstock.com, Payless, Ross, Saks Fifth Avenue, Shoes.com, Urban Outfitters, Victoria’s Secret, Yoox.com, and Zappos.com;
      Collectibles: Beckett, Bonhams & Butterfields, Bowers and Morena, Christie’s, Collectiblestoday.com, Collectors Universe, Franklin Mint, Go Collect, Heritage, Just Glass, Mastronet, Pottery Auction, Replacements.com, Ruby Lane, Shop At Home, Sotheby’s, Tias, US Mint, US Postal Service, antique and collectible dealers, antique and collectible fairs, auction houses, estate sales, flea markets and swap meets, independent coin and stamp dealers, and specialty retailers;
      Computers, Consumer Electronics, and Cameras & Photo: Abe Electronics, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Computer Discount Warehouse, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett Packard, IBM, MicroWarehouse, Overstock.com, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, major wireless carriers, and computer, consumer electronics, and photography retailers;
      Home & Garden: Ace Hardware, Bed, Bath & Beyond, Burpee.com, Crate & Barrel, Do-It-Best Hardware, Ethan Allen, Frontgate, IKEA, HomeBase, Home Depot, Kohl’s, Lowes, Linens “n Things, OSH, Pier One, Pottery Barn, Spiegel, TJ Max, Tuesday Morning, True Value Hardware, and Williams-Sonoma;
      Jewelry & Watches: Bluenile.com, Diamond.com, Macy’s, Mondera.com, HSN.com, QVC.com, Tiffany, and Zales;
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
      Sports: Academy Sports, Bass Pro Shops, Big 5, Cabela’s, Dick’s Sporting Goods, GolfClubExchange.com, Golfsmith, GSI Commerce, Performance Bike, Play It Again Sports, REI, The Sports Authority, SportsLine.com, and TGW.com; and
      Toys: FAO Schwarz, KB Toys, Towerhobbies.com, Toys R Us, and independent specialty toy and hobby retailers.
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

      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including Card Services International, Chase, First Data, iPayment, Paymentech, and Wells Fargo; and payment gateways, including CyberSource, VeriSign, and Authorize.net;

•	BidPay.com and Western Union MoneyZap, each operated by subsidiaries of First Data;

•	payment services offered by Amazon.com;

•	CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions; and

•	issuers of stored value targeted at online payments, including VisaBuxx.
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
      Overseas, PayPal faces competition from similar channels and payment methods in most countries and from regional and national online and offline competitors in each country including Visa’s Visa Direct, MasterCard’s MoneySend, ING’s Way2Pay and Royal Bank of Scotland’s World Pay in the European Community, NOCHEX, Moneybookers, NETeller, and Royal Bank of Scotland’s FastPay in the U.K., CertaPay and HyperWallet in Canada, Paymate in Australia, Alipay in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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
      We plan to expand our operations by developing new or complementary services, products, or transaction formats and expanding the breadth and depth of our pre-trade and post-trade services. We may be unable to expand our operations in a cost-effective or timely manner. We are pursuing strategic relationships with other companies to provide some of these services. As a result, we may be unable to control the quality of these services or adequately address problems that arise. Expanding our operations in this manner also will require significant additional expenses, development, operations and other resources and will strain our management, financial and operational resources. The lack of acceptance of any new businesses or services could harm our business, damage our reputation, and diminish the value of our brand.

We may be unable to protect or enforce our own intellectual property rights adequately.
      We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We must protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

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
      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2005, our fixed-income investments earned a pretax yield of approximately 2.5%, with a weighted average maturity of five months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $14.7 million.
Equity Price Risk
      We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three months ended March 31, 2005 or 2004 relating to the other-than-temporary impairment in the fair value of equity investments. At March 31, 2005, the total fair value of our equity instruments and equity method investments was $48.3 million.
Foreign Currency Risk
      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at March 31, 2005, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $505.3 million.

Transaction Exposure:
      As of March 31, 2005, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $489.1 million with maturity dates within 30 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2005, was a net translation loss of approximately $13.7 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.
      We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. The gain on these hedges for the first quarter of 2005 totaled approximately $117,000, which were recorded in interest and other income, net. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the three months ended March 31, 2005. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the forward contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. The following table shows the notional amount of our economic hedges as of March 31, 2005, together with the associated losses, net of gains, recorded in our consolidated statement of income for the quarter ended March 31, 2005, and the gains, net of losses recorded to accumulated other comprehensive income as of March 31, 2005 (in thousands):

			Accumulated
		Net Loss Recorded	Other
	Notional	to Interest and	Comprehensive
	Amount	Other Income, Net	Income

Amount receiving hedge accounting treatment under FAS 133	$230,741	$—	$310
Amount not receiving hedge accounting treatment under FAS 133	82,229	(51)	—

Total	$312,970	$(51)	$310

      No economic hedges were entered into during the three months ended March 31, 2004.

Item 4:	Controls and Procedures
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
      In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35.0 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of $29.5 million, plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.
      On March 16, 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. We have petitioned the U.S. Court of Appeals for the Federal Circuit for an en banc rehearing of the ruling. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained therein. On January 26, 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions, and on March 29, 2005, the Patent and

Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. In January 2003, the case was transferred to the U.S. District Court for the Southern District of Indiana. After pending in Indiana for almost a year, the case was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction discovery. The defendants have filed a motion for summary judgment of noninfringement. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiff’s counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that a plan of allocation will be submitted to the court in the second quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. On April 1, 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
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
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleges misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). The complaint seeks injunctive relief, compensatory damages, and punitive damages. On April 5, 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.
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
Audit Committee Pre-Approvals of Non-Audit Engagements
      The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of any non-audit engagement of PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm. In the event that we wish to engage PwC to perform accounting, technical, diligence or other permitted services not related to the services performed by PwC as our independent registered public accounting firm, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services. We intend to disclose all approved non-audit engagements in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.
      Our Audit Committee approved the following non-audit engagement during the quarter ended March 31, 2005:

•	the engagement by PayPal of PwC to perform a review of the PayPal Compliance Program; and

•	the engagement of PwC to perform due diligence services related to certain potential acquisitions.

Item 6:	Exhibits
      Exhibit 10.31. 2003 Deferred Stock Unit Plan, as amended.†
      Exhibit 10.32. Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement.†
      Exhibit 10.33. Form of 2003 Deferred Stock Unit Plan New Director Award Agreement.†
      Exhibit 10.34. Summary of Compensation Payable to Named Executive Officers.†
      Exhibit 31.01. Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
      Exhibit 31.02. Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
      Exhibit 32.01. Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
      Exhibit 32.02. Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ Margaret C. Whitman

Margaret C. Whitman
President and Chief Executive Officer
Date: April 26, 2005

Principal Financial Officer:

By:	/s/ Rajiv Dutta

Rajiv Dutta
Senior Vice President and Chief Financial Officer
Date: April 26, 2005

Principal Accounting Officer:

By:	/s/ Douglas Jeffries

Douglas Jeffries
Vice President, Chief Accounting Officer
Date: April 26, 2005

INDEX TO EXHIBITS

Number	Description

10.31	2003 Deferred Stock Unit Plan, as amended.†
10.32	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement.†
10.33	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement.†
10.34	Summary of Compensation Payable to Named Executive Officers.†
31.01	Certification of eBay’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.