Form 10-Q
period 2005-06-30
EBAY INC
filed 2005-07-27
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of July 22, 2005, there were 1,353,892,764 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2004	2005

	(In thousands, except
	par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,330,045	$1,855,649
Short-term investments	682,004	896,951
Accounts receivable, net	240,856	269,641
Funds receivable from customers	123,424	200,171
Restricted cash and investments	155,405	32,077
Other current assets	379,415	435,339

Total current assets	2,911,149	3,689,828
Long-term investments	1,267,707	1,064,260
Property and equipment, net	709,773	745,257
Goodwill	2,709,794	3,119,969
Intangible assets, net	362,909	387,366
Other assets	29,719	26,442

	$7,991,051	$9,033,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,958	$41,686
Funds payable and amounts due to customers	331,805	507,731
Accrued expenses and other current liabilities	421,969	454,186
Deferred revenue and customer advances	50,439	42,079
Short-term obligations	124,272	—
Income taxes payable	118,427	141,136

Total current liabilities	1,084,870	1,186,818
Deferred tax liabilities, net	135,971	242,697
Other liabilities	41,869	34,486

Total liabilities	1,262,710	1,464,001

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,338,608 and 1,353,396 shares issued and outstanding	1,339	1,354
Additional paid-in capital	4,855,717	5,224,526
Unearned stock-based compensation	(4,825)	(1,363)
Retained earnings	1,634,468	2,182,319
Accumulated other comprehensive income	241,642	162,285

Total stockholders’ equity	6,728,341	7,569,121

	$7,991,051	$9,033,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$773,412	$1,086,303	$1,529,651	$2,118,027
Cost of net revenues	146,531	191,840	280,889	378,209

Gross profit	626,881	894,463	1,248,762	1,739,818

Operating expenses:
Sales and marketing	189,150	287,144	381,840	558,493
Product development	59,978	71,639	112,676	145,428
General and administrative	102,940	129,340	193,576	265,729
Payroll tax on employee stock options	5,186	1,560	10,332	7,291
Amortization of acquired intangible assets	15,769	25,794	29,732	48,317

Total operating expenses	373,023	515,477	728,156	1,025,258

Income from operations	253,858	378,986	520,606	714,560
Interest and other income, net	22,443	32,525	45,942	54,928
Interest expense	(2,047)	(405)	(4,378)	(2,125)

Income before income taxes and minority interests	274,254	411,106	562,170	767,363
Provision for income taxes	(81,598)	(119,518)	(167,354)	(219,466)
Minority interests	(2,261)	(28)	(4,321)	(46)

Net income	$190,395	$291,560	$390,495	$547,851

Net income per share:
Basic	$0.14	$0.22	$0.30	$0.41

Diluted	$0.14	$0.21	$0.29	$0.40

Weighted average shares:
Basic	1,316,138	1,351,375	1,310,574	1,347,429

Diluted	1,364,842	1,379,088	1,356,299	1,380,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands)
	(Unaudited)
Net income	$190,395	$291,560	$390,495	$547,851

Other comprehensive loss:
Foreign currency translation	(8,639)	(68,560)	(3,578)	(82,247)
Unrealized gains (losses) on investments, net	(11,542)	4,517	(9,025)	(355)
Investment gains (losses) included in net income	(12)	29	24	83
Unrealized gains, net of losses, on cash flow hedges	1,585	3,729	2,250	5,143
Estimated tax benefit (provision)	3,954	(3,295)	2,661	(1,981)

Net change in other comprehensive loss	(14,654)	(63,580)	(7,668)	(79,357)

Comprehensive income	$175,741	$227,980	$382,827	$468,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2005

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$390,495	$547,851
Adjustments:
Provision for doubtful accounts and authorized credits	38,301	44,721
Provision for transaction losses	22,350	31,135
Depreciation and amortization	115,119	164,965
Amortization of unearned stock-based compensation	1,374	3,646
Tax benefit on the exercise of employee stock options	159,837	110,599
Minority interests	4,321	28
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(53,717)	(71,382)
Funds receivable from customers	(61,869)	(74,154)
Other current assets	(112,811)	(12,556)
Other non-current assets	(2,825)	(8,750)
Deferred tax liabilities, net	(18,281)	67,428
Accounts payable	1,778	2,999
Funds payable and amounts due to customers	130,491	181,825
Accrued expenses and other liabilities	(9,133)	(13,731)
Deferred revenue and customer advances	9,719	(6,595)
Income taxes payable	14,196	23,922

Net cash provided by operating activities	629,345	991,951

Cash flows from investing activities:
Purchases of property and equipment, net	(136,565)	(170,063)
Purchases of investments	(1,209,537)	(654,621)
Maturities and sales of investments	752,880	793,640
Purchases of intangible and other non-current assets	(2,448)	(1,953)
Acquisitions, net of cash acquired	(172,515)	(526,614)

Net cash used in investing activities	(768,185)	(559,611)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	355,294	259,666
Payment of headquarters lease facility obligation	—	(126,390)
Principal payments on long-term obligations	(2,155)	(1,849)

Net cash provided by financing activities	353,139	131,427

Effect of exchange rate changes on cash and cash equivalents	(7,099)	(38,163)

Net increase in cash and cash equivalents	207,200	525,604
Cash and cash equivalents at beginning of period	1,381,513	1,330,045

Cash and cash equivalents at end of period	$1,588,713	$1,855,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company
      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. As of June 30, 2005, through our wholly-owned and majority-owned subsidiaries and affiliates, we had websites directed toward the United States, Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Malaysia, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We pioneered online trading by developing an Internet-based community in which buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week. Through our PayPal service, we enable any business or consumer with email in 56 countries to send, and in 44 countries to receive, online payments. As of June 30, 2005, through its wholly-owned subsidiaries, PayPal had websites directed toward the United States, Australia, Austria, Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, Spain, Switzerland and the United Kingdom.
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

Use of Estimates
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, accruals, income taxes, advertising and other non-transaction revenues, and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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
      These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2004 and June 30, 2005. These statements also show our condensed consolidated statements of income for the three and six months ended June 30, 2004 and 2005 and our condensed consolidated statement of cash flows for the six months ended June 30, 2004 and 2005.. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2005. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

Stock-Based Compensation
      We account for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies that choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. We amortize the stock-based compensation charge in accordance with FASB Interpretation No. 28 over the vesting period of the related options, which is generally four years. The impact of recognizing the fair value of stock option grants and stock purchased under our employee stock purchase plan as an expense under FASB Statement No. 148 would have substantially reduced our net income, as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Net income, as reported	$190,395	$291,560	$390,495	$547,851
Add: Amortization of stock-based compensation expense determined under the intrinsic value method (net of cancellations)	312	(685)	868	(403)
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(23,629)	(61,263)	(39,621)	(124,704)

Pro forma net income	$167,078	$229,612	$351,742	$422,744

Earnings per share:
Basic — Reported	$0.14	$0.22	$0.30	$0.41
Pro forma	$0.13	$0.17	$0.27	$0.31
Diluted — Reported	$0.14	$0.21	$0.29	$0.40
Pro forma	$0.12	$0.17	$0.26	$0.31

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of options granted in the three months ended June 30, 2004 and 2005 was $11.89 and $8.98, respectively. The weighted average fair value of options granted in the six months ended June 30, 2004 and 2005 was $12.03 and $11.95, respectively.
      The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of FAS 123R “Share-Based Payment” on January 1, 2006, as discussed under “Recent Accounting Pronouncements — Share-Based Payment,” below. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within these footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan.
      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Risk-free interest rates	2.9%	3.7%	2.3%	3.5%
Expected lives	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%
Expected volatility	41%	35%	53%	36%
      We account for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Recent Accounting Pronouncements

Share-Based Payment
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be more appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.
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

Accounting Changes and Error Corrections
      On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Numerator:
Net income	$190,395	$291,560	$390,495	$547,851

Denominator:
Weighted average common shares	1,316,147	1,351,415	1,310,591	1,347,469
Weighted average unvested restricted common stock subject to repurchase	(9)	(40)	(17)	(40)

Denominator for basic calculation	1,316,138	1,351,375	1,310,574	1,347,429
Weighted average effect of dilutive securities:
Weighted average unvested restricted common stock subject to repurchase	9	40	17	40
Employee stock options	48,695	27,673	45,708	33,267

Denominator for diluted calculation	1,364,842	1,379,088	1,356,299	1,380,736

Net income per share:
Basic	$0.14	$0.22	$0.30	$0.41

Diluted	$0.14	$0.21	$0.29	$0.40

      The calculation of diluted net income per share excludes all anti-dilutive options. For the three months ended June 30, 2004 and 2005, the number of anti-dilutive options, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 313,000 and 33.6 million shares, respectively. For the six months ended June 30, 2004 and 2005, the number of anti-dilutive options, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 878,000 and 24.4 million shares, respectively.

Note 3 —	Business Combinations, Goodwill and Intangible Assets
      Through both domestic and international acquisitions, we have continued to expand eBay’s global online marketplace. Tangible net assets for our acquisitions were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names, developed technologies and other acquired intangible assets including patents and contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated useful lives of one to eight years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The purchase price of the acquisitions described below exceeded the estimated fair value of the respective related identifiable intangible and tangible assets because we believe these acquisitions will assist with our strategy of establishing and expanding our global online marketplace.

Acquisition of Rent.com
      On February 23, 2005, we acquired Viva Group, Inc., which does business as Rent.com, for a cash purchase price of approximately $415 million plus payments for net cash and investments of approximately $18 million. Rent.com is a leading Internet listing website in the apartment and rental housing industry. The acquisition better enables our expansion into the online real estate market and is consistent with our strategy of growing our global online marketplace. The total purchase price recorded was approximately $435 million, including approximately $2 million in estimated acquisition-related expenses. We accounted for the acquisition as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
      The preliminary allocation of the purchase price is summarized below (in thousands):

Net current assets	$17,327
Property and equipment and other non-current assets	723
Customer list and user base	34,500
Trade name	18,000
Developed technology	8,200
Advertising relationships	1,100
Deferred tax liabilities	(24,924)
Goodwill	380,439

Total purchase price	$435,365

      The estimated useful economic lives of the identifiable intangible assets acquired in the Rent.com acquisition are six years for the customer list, five years for the trade name, three years for the developed technology and the advertising relationships, and one year for the user base. The final purchase price allocation will depend primarily upon the execution of our integration plan.
      The results of operations for the acquired business have been included in our consolidated statement of income for the period subsequent to our acquisition of Rent.com. The results of operations for periods prior to this acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Acquisition of International Classified Websites
      During the second quarter of 2005, we announced our acquisitions of three international classified websites, Gumtree.com, LoQUo, and opusforum, that operate in select international cities. These acquisitions help us expand internationally our global network of classified websites to create a more efficient place for local consumers to come together online. The aggregate purchase price recorded for these acquisitions was approximately $81.6 million, including approximately $1.3 million in estimated acquisition-related expenses. We accounted for two of these acquisitions as non-taxable and one as a taxable purchase transaction and, accordingly, the purchase price for each acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition dates.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preliminary allocation of the aggregate purchase price for these acquisitions is summarized below (in thousands):

Property and equipment and other non-current assets	$63
Net current liabilities	(264)
Trade names	11,200
Customer lists	2,600
Deferred tax liabilities	(3,786)
Goodwill	71,771

Total purchase price	$81,584

      The estimated useful economic lives of the identifiable intangible assets acquired in these acquisitions are five years for both the trade names and for the customer lists. The final purchase price allocations will depend primarily upon our final determination of the intangible asset fair values, the total acquisition-related expenses and the execution of our integration plans.
      The results of operations have been included in our consolidated statement of income for the period subsequent to these acquisitions. The aggregate results of operations for periods prior to these acquisitions were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Announced Acquisition of Shopping.com
      On June 1, 2005, we announced our agreement to acquire Shopping.com. We have agreed to acquire all outstanding shares of Shopping.com common stock for $21 per share in cash. The total cash consideration is expected to amount to approximately $620 million, which is based on the number of Shopping.com shares outstanding on May 31, 2005. In addition, we would assume Shopping.com’s outstanding stock options. The acquisition, which is subject to Shopping.com shareholder approval, is expected to close in the third quarter of 2005. Should the acquisition close, we expect a substantial portion of the purchase price will be allocated to goodwill.

Goodwill
      Goodwill information for each segment is as follows (in thousands):

	December 31,	Goodwill		June 30,
	2004	Acquired	Adjustments	2005

Segments:
U.S. Marketplace	$148,703	$390,879	$—	$539,582
International Marketplace	1,516,055	71,771	(52,475)	1,535,351
Payments	1,072,396	—	—	1,072,396

	$2,737,154	$462,650	$(52,475)	$3,147,329

      The increase in goodwill acquired during the six months ended June 30, 2005, resulted primarily from our acquisition of Rent.com and certain international classified websites. Adjustments to goodwill during the six months ended June 30, 2005, resulted primarily from foreign currency translation adjustments relating to goodwill associated with our prior period acquisitions.
      Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill. Included in the table above, as of June 30, 2005, the goodwill related to our equity investment totaled approximately $27.4 million.

Intangible Assets
      The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2004				June 30, 2005

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life

				(Years)				(Years)
Intangible assets:
Customer lists and user base	$300,929	$(80,097)	$220,832	7	$337,512	$(105,861)	$231,651	7
Trademarks and trade names	139,239	(30,811)	108,428	6	163,370	(44,387)	118,983	6
Developed technologies	40,686	(28,488)	12,198	3	51,532	(35,215)	16,317	3
All other	33,895	(7,534)	26,361	4	35,720	(10,976)	24,744	4

	$514,749	$(146,930)	$367,819		$588,134	$(196,439)	$391,695

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. The increase in intangible assets during the six months ended June 30, 2005 resulted primarily from intangible assets acquired as part of our acquisition of Rent.com and certain international classified websites. Included in the table above, as of June 30, 2005, the net carrying amount of intangible assets related to our equity investment totaled approximately $4.3 million. Aggregate amortization expense for intangible assets totaled $16.5 million and $27.3 million for the three months ended June 30, 2004 and 2005, respectively. Aggregate amortization expense for intangible assets totaled $31.2 million and $51.2 million for the six months ended June 30, 2004 and 2005, respectively.
      As of June 30, 2005, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2005 (remaining six months)	$53,661
2006	88,112
2007	80,997
2008	76,258
2009	60,075
Thereafter	32,592

$391,695

Note 4 —	Segments
      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.
      U.S. Marketplace includes our U.S. online marketplace trading platforms other than our PayPal subsidiary. International Marketplace includes our international online marketplace trading platforms other

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than our PayPal subsidiary. The Payments segment includes our global payments platform consisting of our PayPal subsidiary.
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
      The following table summarizes the financial performance of our reporting segments (in thousands):

	Three Months Ended June 30,

	2004				2005

	U.S.	International			U.S.	International
	Marketplace	Marketplace	Payments	Consolidated	Marketplace	Marketplace	Payments	Consolidated

Net revenues from external customers	$334,481	$277,444	$161,487	$773,412	$423,565	$418,839	$243,899	$1,086,303
Direct costs	104,968	106,930	86,728	298,626	158,919	153,658	111,535	424,112

Direct contribution	229,513	170,514	74,759	474,786	264,646	265,181	132,364	662,191

Operating expenses and indirect costs of net revenues				220,928				283,205

Income from operations				253,858				378,986
Interest and other income, net				22,443				32,525
Interest expense				(2,047)				(405)

Income before income taxes and minority interests				$274,254				$411,106

	Six Months Ended June 30,

	2004				2005

	U.S.	International			U.S.	International
	Marketplace	Marketplace	Payments	Consolidated	Marketplace	Marketplace	Payments	Consolidated

Net revenues from external customers	$673,051	$536,934	$319,666	$1,529,651	$828,413	$812,631	$476,983	$2,118,027
Direct costs	220,857	201,483	168,946	591,286	295,593	313,929	228,042	837,564

Direct contribution	452,194	335,451	150,720	938,365	532,820	498,702	248,941	1,280,463

Operating expenses and indirect costs of net revenues				417,759				565,903

Income from operations				520,606				714,560
Interest and other income, net				45,942				54,928
Interest expense				(4,378)				(2,125)

Income before income taxes and minority interests				$562,170				$767,363

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Investments
      At December 31, 2004 and June 30, 2005, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$156,130	$25	$(750)	$155,405
Corporate debt securities	581,058	33	(2,908)	578,183
Government and agency securities	80,274	—	(432)	79,842
Time deposits and other	23,979	—	—	23,979

	841,441	58	(4,090)	837,409

Long-term investments:
Restricted cash and investments	$1,397	$21	$—	$1,418
Corporate debt securities	827,505	107	(2,137)	825,475
Government and agency securities	397,211	—	(4,733)	392,478
Equity instruments and equity method investments	48,336	—	—	48,336

	$1,274,449	$128	$(6,870)	$1,267,707

	June 30, 2005

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$32,077	$—	$—	$32,077
Corporate debt securities	523,757	56	(2,279)	521,534
Government and agency securities	366,435	—	(4,612)	361,823
Time deposits and other	13,594	—	—	13,594

	$935,863	$56	$(6,891)	$929,028

Long-term investments:
Restricted cash and investments	$882	$29	$—	$911
Corporate debt securities	863,684	84	(3,017)	860,751
Government and agency securities	155,602	—	(1,296)	154,306
Equity instruments and equity method investments	48,292	—	—	48,292

	$1,068,460	$113	$(4,313)	$1,064,260

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

Transaction Exposure:
      As of June 30, 2005, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $200.0 million with maturity dates within 18 days. The hedge contracts are used to offset changes in non-U.S. dollar denominated functional currency value of assets and liabilities as a result of foreign exchange rate fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three and six months ended June 30, 2005, the realized gains and losses related to these hedges were not significant.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the three and six months ended June 30, 2005. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of accumulated other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the three and six months ended June 30, 2004 and 2005, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment and the gains, net of losses, recorded to accumulated other comprehensive income as of June 30, 2004 was $95.5 million and $508,000, respectively. The notional amount of our economic hedges receiving hedge accounting treatment and the gains, net of losses, recorded to accumulated other comprehensive income as of June 30, 2005 was $155.4 million and $4.0 million, respectively.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Assets

	December 31,	June 30,
	2004	2005

	(In thousands)
Customer accounts	$270,918	$301,900
Prepaid expenses	54,159	35,659
Deferred tax asset, net	10,427	19,880
Other	43,911	77,900

	$379,415	$435,339

      Customer accounts include liquid assets set aside for certain customer liabilities as required in conjunction with PayPal’s Electronic Money Institution license from the United Kingdom’s Financial Services Authority. The customer liabilities represent claims on PayPal’s U.K. subsidiary and may be invested only in specified types of liquid assets. These assets are included on our balance sheet as current assets with an offsetting current liability in funds payable and amounts due to customers. Customer U.S. dollar denominated funds in the U.S. are held in deposit accounts insured by the Federal Deposit Insurance Corporation. These funds are owned by customers and held by PayPal as an agent for the benefit of its customers and, accordingly, are not reflected in our consolidated balance sheet.

Corporate Aircraft
      At June 30, 2005, $28.2 million was included in other current assets, which approximates the fair value of our corporate aircraft that is available for sale. During the three months ended June 30, 2005, we acquired a corporate aircraft to replace our aircraft held for sale for a total purchase price of $40.4 million, which has been included in property and equipment, net.

Note 8 —	Litigation and Other Contingencies

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court on July 25, 2005. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction briefing, and a claim construction hearing has been set for August 2005. The defendants have filed a motion for summary judgment of noninfringement. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court in November 2004. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that the remaining part of the plan of allocation will be submitted to the court in the third quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint. We have agreed to stay the demurrer and participate in a mediation with the plaintiffs. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court(NO. O5-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. The parties have agreed to stay further proceedings pending a mediation hearing, which will take place in the third quarter of 2005. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. While we currently believe that the ultimate resolution of these unresolved matters will not have a material adverse impact on our financial position, results of operations or cash flows, the litigation, inquiries and other claims noted specifically or generally above are subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable. We are unable to determine what potential losses we may incur if these matters were to have an unfavorable outcome.

Indemnification Provisions
      In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payments processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 9 —	Common Stock
      At our Annual Meeting of Stockholders held on June 23, 2005, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of common shares from 1,790 million to 3,580 million shares. As a result, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware on June 23, 2005.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Employee Benefit Plans

Employee Stock Purchase Plan
      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the three and six months ended June 30, 2005, employees purchased approximately 696,000 shares at an average price of $24.93 per share. During the same period in 2004, employees purchased approximately 606,000 shares at an average price of $18.48 per share. At June 30, 2005, approximately 6.5 million shares were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Stock Unit Plan
      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. These deferred stock units vest 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. Further, each non-employee director may elect to receive, in lieu of his or her annual retainer (which is currently $50,000) and any fees payable for service as a committee chair or Lead Independent Director at the time these fees would be otherwise payable (i.e., on a quarterly basis in arrears for services provided), deferred stock units with an initial value equal to the result of dividing the cash amount the director otherwise would have received by the fair market value of our common stock on the date of grant. These deferred stock units vest immediately upon grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Deferred stock units generally are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of June 30, 2005, 20,403 units had been awarded under this plan.

Equity Incentive Plans
      We also have equity incentive plans for directors, officers and employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. Restricted stock grants made under these plans are subject to repurchase by us at such times as determined by the Board of Directors, typically five years. At June 30, 2005, 96.5 million shares were available for future grant under these equity incentive plans.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under our equity incentive plans for the three and six months ended June 30, 2004 and 2005 (shares in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2005		2004		2005

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	153,952	$20.27	144,289	$26.38	138,410	$16.93	137,208	$23.63
Granted	4,132	41.17	2,275	35.34	32,296	35.33	22,124	41.52
Exercised	(10,698)	15.99	(3,964)	15.87	(22,292)	15.44	(14,192)	17.05
Cancelled	(2,012)	21.81	(3,328)	31.92	(3,040)	21.39	(5,868)	34.14

Outstanding at end of period	145,374	21.15	139,272	26.69	145,374	21.15	139,272	26.69

Options exercisable at end of period	43,928	$14.65	55,196	$18.82	43,928	$14.65	55,196	$18.82

      The following table summarizes information about fixed stock options outstanding at June 30, 2005 (shares in thousands):

					Options Exercisable at
	Options Outstanding at June 30, 2005				June 30, 2005

		Weighted		Weighted		Weighted
	Number of	Average		Average	Number of	Average
	Shares	Remaining		Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life		Price	Exercisable	Price

$ 0.08 - $13.74	14,438	5.2	years	$8.48	11,940	$7.91
$13.75 - $14.51	15,639	6.8		14.23	9,196	14.27
$14.51 - $18.85	14,537	6.3		16.51	10,549	16.44
$18.85 - $19.39	13,955	7.5		19.37	6,128	19.36
$19.39 - $27.38	18,163	7.7		24.57	7,974	24.16
$27.43 - $34.30	6,337	8.4		30.03	1,997	29.89
$34.35 - $34.62	21,733	8.7		34.61	5,724	34.61
$34.63 - $42.46	10,114	9.3		38.39	885	38.49
$42.58 - $42.58	15,085	9.7		42.58	—	—
$42.95 - $58.21	9,271	9.2		47.71	803	45.27

	139,272	7.8		$26.69	55,196	$18.82

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	47,396	$15.97	34,361	$20.10	81,757	$17.71
Out-of-the-money	7,800	36.11	49,715	39.98	57,515	39.46

Total options outstanding	55,196	$18.82	84,076	$31.86	139,272	$26.69

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In-the-money options are options with an exercise price lower than the $33.01 closing price of our common stock on June 30, 2005. Out-of-the-money options are options with an exercise price greater than the $33.01 closing price of our common stock on June 30, 2005.
      In connection with the change in status from an employee to a non-employee in the fourth quarter of 2004, we were required, in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” and EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, to remeasure the portion of the individual’s options that were unvested at the date of the change in status. The remeasurement is required to be at fair value and will continue to be revalued over the period of performance. The related stock-based compensation amortization recognized during the three and six months ended June 30, 2005 totaled approximately $649,000 and $4.0 million, respectively. The fair value of the unvested options have been estimated as of June 30, 2005 using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate, 3.8%; approximate remaining effective contractual life, 3 years; dividend yield, 0%; and expected volatility, 35%.
      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which consist of our chief executive officer and the other four most highly compensated officers during fiscal year 2004 (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Total outstanding shares of common stock (at period end)	1,321,484	1,353,396	1,321,484	1,353,396

As a percentage of total outstanding shares of common stock:
Grants during the period	*	*	2%	2%
Total outstanding “in-the-money” grants	11%	6%	11%	6%
Total outstanding grants	11%	10%	11%	10%
Grants to named officers during the period	0%	0%	*	*
Total outstanding grants to named officers	1%	1%	1%	1%
Total stock option grants during the period	4,132	2,275	32,296	22,124

Grants to named officers during the period as a percent of total grants during the period	0%	0%	9%	6%
Total outstanding stock option grants (at period end)	145,374	139,272	145,374	139,272

Total outstanding grants to named officers as a percent of total stock option grants outstanding	11%	11%	11%	11%

*	Less than half of a percentage point

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview

About eBay
      We pioneered online trading by developing an Internet-based marketplace in which a community of buyers and sellers are brought together in an entertaining, intuitive, easy-to-use environment to browse, buy and sell an enormous variety of items. Through our PayPal service, we enable any business or consumer with email in 56 countries to send and in 44 countries to receive online payments securely, conveniently and cost-effectively.

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

Our expectations for growth
      We expect that our growth in net revenues during the remainder of 2005 will result primarily from increased net transaction revenues across our U.S. Marketplace, International Marketplace, and Payments segments. We continue to make investments in our business and infrastructure, and strive for cost and operational efficiencies to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion for both our eBay Marketplace and our PayPal businesses, customer support, site operations, product development, trust and safety, marketing and various corporate infrastructure areas. We are also investing in expanding the format offerings of our global online marketplace, both organically and through acquisitions. We believe these investments are necessary to support the long-term demands of our growing business. To the extent that the U.S. dollar strengthens against foreign currencies, and, in particular, the Euro, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively impact our consolidated net revenues and, to the extent that they are not hedged, our net income.

      The detailed discussion of our consolidated financial results contained herein is intended to provide information to assist investors, analysts and other parties reading this report understand our key operating and financial measures as well as the changes in our consolidated results of operations from period to period, and the primary factors that accounted for those changes.

Seasonality
      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2003
Net revenues	$476,492	$509,269	$530,942	$648,393
Current quarter vs prior quarter	15%	7%	4%	22%
2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%
2005
Net revenues	$1,031,724	$1,086,303	N/A	N/A
Current quarter vs prior quarter	10%	5%
      As our business matures, transaction activity patterns on our websites increasingly mirror general consumer buying patterns, both online and offline. We have historically experienced our strongest quarters of sequential growth in the first and fourth fiscal quarters. We expect this pattern of seasonality to continue and there is the potential for sequentially lower revenues in the second and third fiscal quarters.
Results of Operations
      The following table sets forth, for the periods presented, certain data from our condensed consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,	June 30,
	2004	2004	2004	2005	2005

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	18.9	19.5	18.9	18.1	17.7

Gross profit	81.1	80.5	81.1	81.9	82.3

Operating expenses:
Sales and marketing	24.5	25.7	28.7	26.3	26.4
Product development	7.8	7.9	6.9	7.2	6.6
General and administrative	13.3	13.1	12.4	13.2	11.9
Payroll tax on employee stock options	0.7	0.2	0.6	0.6	0.1
Amortization of acquired intangible assets	2.0	2.0	2.1	2.2	2.4

Total operating expenses	48.3	49.0	50.7	49.4	47.5

Income from operations	32.8	31.5	30.4	32.5	34.9
Interest and other income, net	2.9	1.6	2.0	2.2	3.0
Interest expense	(0.3)	(0.3)	(0.2)	(0.2)	(0.0)

Income before income taxes and minority interests	35.4	32.9	32.2	34.5	37.8
Provision for income taxes	(10.5)	(10.0)	(10.2)	(9.7)	(11.0)
Minority interests	(0.3)	(0.2)	(0.0)	(0.0)	(0.0)

Net income	24.6	22.6	21.9	24.8	26.8

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
      We have continued to invest in international expansion, customer support, site operations, trust and safety, corporate infrastructure, product development and marketing. The cost of these investments has, in the second quarter of 2005, been partially offset by operational and cost efficiencies, particularly in the area of marketing.

Net Revenues Summary

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percent changes)
Net Revenues by Type:
Transaction net revenues
U.S Marketplace	$319,119	28%	$408,452	$645,336	24%	$797,211
International Marketplace	273,740	50%	411,671	530,830	50%	798,858
Payments	158,815	49%	237,217	314,328	48%	464,314

Total transaction net revenues	751,674	41%	1,057,340	1,490,494	38%	2,060,383
Advertising and other non- transaction net revenues	21,738	33%	28,963	39,157	47%	57,644

Total net revenues	$773,412	40%	$1,086,303	$1,529,651	38%	$2,118,027

Net Revenues by Segment:
U.S Marketplace	$334,481	27%	$423,565	$673,051	23%	$828,413
International Marketplace	277,444	51%	418,839	536,934	51%	812,631
Payments	161,487	51%	243,899	319,666	49%	476,983

Total net revenues	$773,412	40%	$1,086,303	$1,529,651	38%	$2,118,027

Net Revenues by Geography:
U.S	$449,571	29%	$581,851	$904,926	26%	$1,138,097
International	323,841	56%	504,452	624,725	57%	979,930

Total net revenues	$773,412	40%	$1,086,303	$1,529,651	38%	$2,118,027

      Net revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located. Our Payments segment net revenues include amounts earned internationally and domestically.

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In millions, except percentages)
Supplemental Operating Data:
U.S. and International Marketplace(1):
Confirmed registered users(2)	114.0	38%	157.3	114.0	38%	157.3
Active users(3)	48.0	34%	64.6	48.0	34%	64.6
Number of non-stores listings(4)	315.9	27%	402.2	635.6	26%	802.0
Number of stores listings(4)	16.4	131%	37.9	24.4	186%	69.9
Gross merchandise volume(5)	$8,012	36%	$10,884	$16,051	34%	$21,486
Payments Segment:
Total accounts(6)	50.4	56%	78.9	50.4	56%	78.9
Active accounts(7)	15.5	48%	22.9	15.5	48%	22.9
Number of payments(8)	77.7	46%	113.2	156.9	43%	223.6
Total payment volume(9)	$4,350	49%	$6,471	$8,671	47%	$12,704

(1)	Our classified websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay’s trading platforms.

(3)	All users, excluding users of Half.com, Internet Auction, and our classified websites, who bid on, bought, or listed an item within the previous 12-month period. Includes users of eBay EachNet and eBay India since their migration to the eBay platform in September 2004 and April 2005, respectively.

(4)	All listings on eBay’s trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed listings between users on eBay’s trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all personal, premier, or business accounts opened, excluding accounts that have been closed or locked, and users that made payments using PayPal but have not registered.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system within the previous three-month period.

(8)	Total number of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.
      U.S. Marketplace includes our U.S. marketplace trading platforms, other than our PayPal subsidiary. International Marketplace includes our International marketplace trading platforms excluding our PayPal subsidiary. The Payments segment includes our global payments platform consisting of our PayPal subsidiary.
      Our net revenues result from fees associated with our transaction, advertising and other services in our U.S. Marketplace, International Marketplace, and our Payments segment. Net transaction revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from advertising are derived principally from the sale of banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users.

eBay Marketplace Net Transaction Revenues
      Total net transaction revenues from the U.S. and International Marketplace in aggregate increased 38% during the second quarter of 2005, compared to the same period in the prior year and 36% during the first six months of 2005, compared to the same period in the prior year. The growth in both U.S. Marketplace and International Marketplace net transaction revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, active users, listings and gross merchandise volume. Gross merchandise volume from the U.S. and International Marketplace together increased 36% and 34% during the second quarter and first six months of 2005, compared to the same periods in the prior year. U.S. and International Marketplace net transaction revenues as a percentage of gross merchandise volume was 7.5% and 7.4% during the second quarter and first six months of 2005, respectively, compared to 7.4% and 7.3% the same periods in the prior year. During the second quarter and first six months of 2005, there was gross merchandise volume growth across all major categories with motors, clothing & accessories, home & garden, consumer electronics, computers, and sports making the most significant year-over-year impact.

U.S. Marketplace
      U.S. Marketplace net transaction revenues increased 28% and 24% during the second quarter and first six months of 2005, respectively, compared to the same periods in the prior year. Net transaction revenues derived from the U.S. Marketplace represented 39% of the total net transaction revenues in both the second quarter and first six months of 2005, compared to 42% and 43%, respectively, in the same periods of the prior year. Gross merchandise volume from the U.S. Marketplace increased 22% during the second quarter 2005 and 19% during the first six months of 2005 compared to the same periods in the prior year. The U.S. Marketplace is our largest and most developed business. We expect net transaction revenues from our U.S. Marketplace to increase during the remainder of 2005 when compared to the same period in the prior year, but to decrease as a percentage of total eBay Marketplace net transaction revenues as the International Marketplace segment grows in significance. In addition, even as the U.S. Marketplace continues to grow in total, we expect the growth rate during the remainder of 2005 to be lower than that of 2004.

International Marketplace
      International Marketplace net transaction revenues increased 50% during the second quarter and first six months of 2005, compared to the same periods in the prior year. International Marketplace net transaction revenues as a percentage of total net transaction revenues was 39% during both the second quarter and first six months of 2005, compared to 36% in both the same periods of the prior year. Gross merchandise volume from the International Marketplace increased 53% and 52% during the second quarter and first six months of 2005, respectively, compared to the same periods in the prior year. The growth in our International Marketplace net transaction revenues, in total and as a percentage of total net transaction revenues was primarily the result of strong performances in the United Kingdom and Germany as well as significant increases in certain of our less established markets, particularly Australia, France and Italy. The relative strength of the Euro against the U.S. dollar resulted in increased net revenues of approximately $22.0 million and $44.2 million during the second quarter and first six months of 2005, respectively, as compared to the same periods in the prior year. Changes in foreign currency rates will impact our operating results, and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted. We expect that the growth rate of our International Marketplace net transaction revenues will continue to decline during the remainder of 2005.

Payments Segment Net Transaction Revenues
      Payments segment net transaction revenues increased 49% and 48% during the second quarter and first six months of 2005, respectively, compared to the same periods of the prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 22% during the second quarter of 2005 and 23% during the first six months of 2005, compared to 21% in both the same periods of the prior year. The growth in our Payments segment net transaction revenues, both in total and as a percentage of total net transaction revenues is primarily the result of increases in PayPal transaction volume driven by the growth in, and the higher penetration of, the eBay Marketplace.
      Our Payments segment net transaction revenues as a percentage of total payment volume was 3.7% during both the second quarter and first six months of 2005 compared to 3.7% and 3.6% during the same periods in the prior year. The growth in Payments segment net transaction revenues was positively affected by PayPal’s continued penetration of eBay Marketplace transactions, particularly in the United States and the United Kingdom. Further, Payments segment net transaction revenues have grown in connection with the increase in our eBay Marketplace gross merchandise volume during the second quarter and first six months of 2005 as compared to the same periods of the prior year. In addition, revenues increased as a result of an increase in total payment volume for our PayPal merchant services transactions, that was approximately $1.9 billion and $3.8 billion in the second quarter and first six months of 2005, respectively, which represents 30% of PayPal’s total payment volume for both periods. The total payment volume for our PayPal merchant services transactions was approximately $1.3 billion and $2.7 billion, respectively, in the same periods of the prior year, which represents 31% of PayPal’s total payment volume for both periods. The relative strength of the Euro against the U.S. dollar, resulted in increased net revenues of approximately $2.7 million and $5.4 million during the second quarter and first six months of 2005, respectively, as compared to the same periods in the prior year.
      Net transaction revenues from the Payments segment earned internationally totaled $85.6 million and $167.3 million during the second quarter and first six months of 2005, representing 36% of total Payments segment net transaction revenue for both periods. This can be compared to net transaction revenues from the Payments segment earned internationally of $46.4 million and $87.8 million during the second quarter of and first six months of 2004, respectively, representing 29% and 28% of total Payments segment net transaction revenue. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect the Payments segment net transaction revenues to increase in total during the remainder of 2005 and for net transaction revenues earned internationally to increase in total and as a percentage of the Payments segment net transaction revenues. We also expect that the Payments segment net transaction revenues will increase as a percentage of total net transaction revenues in the remainder of 2005.

Advertising and Other Non-Transaction Net Revenues
      Advertising and other non-transaction net revenues increased in total during the second quarter and first six months of 2005 as compared to the same periods in 2004. Advertising and other non-transaction net revenues represented 3% of total net revenues during the second quarter and first six months of 2005 and of 2004. We continue to view our business as primarily transaction driven and we expect advertising and other non-transaction net revenues to continue to represent a relatively small portion of total net revenues during the remainder of 2005.

Cost of Net Revenues

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Cost of net revenues	$146,531	31%	$191,840	$280,889	35%	$378,209
As a percentage of net revenues	18.9%		17.7%	18.4%		17.9%
      Cost of net revenues consists primarily of costs associated with payment processing, site operations, and certain types of customer support. Significant cost components include bank charges, credit card interchange and assessments, other payment processing costs, employee compensation and facilities costs for our customer support and site operations, depreciation of equipment and amortization of required capitalization of major site and product development costs.

      The increase in cost of net revenues during the second quarter and first six months of 2005, compared to the same periods in the prior year, was primarily due to an increase in the volume of transactions on the eBay and PayPal websites, and continued development and expansion of our customer support and site operations infrastructure. Payment processing costs increased $16.4 million and $36.7 million during the second quarter and first six months of 2005, respectively, compared to the same periods in the prior year. This increase reflects the increase in PayPal’s total payment volume and increased payment processing costs primarily related to the growth of our eBay Marketplace activity. Aggregate customer support and site operations costs increased approximately $24.5 million and $51.4 million during the second quarter and first six months of 2005, respectively, compared to the same periods in the prior year. The remainder of the increase was due primarily to increased consultant fees and facilities costs. The decrease in cost of net revenues as a percentage of net revenues for both the second quarter and first six months of 2005 as compared to the same periods of the prior year is primarily due to lower payment processing costs as a percentage of total payment volume in our Payments segment as compared to prior periods. Costs of net revenues are expected to increase in total and may increase slightly as a percentage of net revenues during the remainder of 2005.

Operating Expenses

Sales and Marketing

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Sales and marketing	$189,150	52%	$287,144	$381,840	46%	$558,493
As a percentage of net revenues	24.5%		26.4%	25.0%		26.4%
      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.
      The increase in sales and marketing expenses in the second quarter and first six months of 2005 as compared to the same periods in the prior year was primarily due to our continued investment in growing our global user base. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increase. Combined advertising and marketing costs increased $64.1 million and $109.4 million during the second quarter and first six months of 2005, respectively, as compared to the same periods in the prior year. This increase, both in dollars and as a percentage of net revenues, was primarily the result of international expansion and industry-wide increases in Internet marketing rates, partially offset by marketing efficiencies. Employee-related costs increased by approximately $21.9 million and $41.8 million during the second quarter and first six months of 2005, respectively, as compared to the same periods in the prior year. Sales and marketing expenses are expected to increase in total and as a percentage of net revenues during the remainder of 2005 due primarily to increased seasonal advertising in the second half of the year. In addition, our online marketing expenses are expected to increase because of increases in the volume of, and especially rates for, online advertising that we expect to purchase in order to attract new customers and increase user activity on our websites, including growth initiatives in sales and marketing activities in our U.S. and International Marketplaces, including China.

Product Development

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Product development	$59,978	19%	$71,639	$112,676	29%	$145,428
As a percentage of net revenues	7.8%		6.6%	7.4%		6.9%

      Product development expenses consist primarily of employee compensation, consultant costs, facilities costs and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts. These capitalized costs totaled $9.1 million and $18.7 million in the second quarter and first six months of 2005, respectively, and are reflected as a cost of net revenues when amortized in future periods. During the second quarter and first six months of 2004, capitalized costs for major site and other product development efforts totaled $9.7 million and $20.0 million, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the eBay and PayPal platforms.
      The increase in product development expenses in the second quarter and first six months of 2005, as compared to the same periods in the prior year was primarily the result of increased headcount to support various platform development initiatives at eBay and PayPal and the international expansion of both platforms. Employee-related costs increased by approximately $9.6 million and $22.1 million, respectively, during the second quarter and first six months of 2005, respectively, as compared to the same periods in the prior year. Product development expenses may increase in total and slightly as a percentage of net revenues during the remainder of 2005, as we develop new features and functionality and continue to improve and expand operations across all our platforms.

General and Administrative

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
General and administrative	$102,940	26%	$129,340	$193,576	37%	$265,729
As a percentage of net revenues	13.3%		11.9%	12.7%		12.5%
      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance and professional fees.
      The increase in general and administrative expenses in the second quarter and first six months of 2005 as compared to the same periods in the prior year was primarily due to employee related costs, which was partially offset by a decrease primarily in consultant costs. The increases in employee related costs resulted from continued headcount growth primarily in trust and safety and corporate functions. Employee-related costs increased by approximately $21.1 million and $46.1 million during the second quarter and first six months of 2005, respectively, compared to the same periods in the prior year. Facilities costs increased by approximately $11.4 million and $22.1 million during the second quarter and first six months of 2005, respectively, as compared to the same periods in the prior year. PayPal’s payment transaction loss expense increased approximately $1.9 million and $8.8 million during the second quarter and first six months of 2005, respectively, as compared to same periods in the prior year. The decrease in general and administrative expenses as a percentage of net revenues in the second quarter of 2005 as compared to the second quarter of 2004 was primarily due to lower consultant costs as well as a lower payment transaction loss rate during the second quarter of 2005. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.19% and 0.25% during the second quarter and first six months of 2005, respectively, as compared to 0.25% and 0.26% during the same periods of the prior year. The decrease in this percentage during the second quarter and first six months of 2005 as compared to the same periods of the prior year was due primarily to improved transaction loss detection and related loss prevention programs, which was partially offset by increased consumer protection costs related to our PayPal Buyer Protection Program and eBay Standard Purchase Protection Program. We expect general and administrative expenses in total to increase slightly and may increase as a percentage of net revenues during the remainder of 2005 due to higher seasonal transaction loss rates in our Payments segment as well as increasing consumer protection costs.

Payroll Tax on Employee Stock Options

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Payroll tax expense from employee stock options	$5,186	(70)%	$1,560	$10,332	(29)%	$7,291
As a percentage of net revenues	0.7%		0.1%	0.7%		0.3%
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

Amortization of Acquired Intangible Assets

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Amortization of acquired intangible assets	$15,769	64%	$25,794	$29,732	63%	$48,317
As a percentage of net revenues	2.0%		2.4%	1.9%		2.3%
      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in online e-commerce. These purchase transactions generally result in the creation of acquired intangible assets and lead to a corresponding increase in the amortization expense in future periods. The increase in amortization of acquired intangibles during the second quarter and first six months of 2005 compared to the same periods in the prior year is due to the business acquisitions made during 2004 and in the first six months of 2005.
      Intangible assets include purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, using the straight-line method over estimated useful lives ranging from one to eight years.
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Our annual impairment test was carried out as of August 31, 2004, and we determined that there was no impairment. There were no events or circumstances from that date through June 30, 2005 that would impact this assessment.
      We expect amortization of acquired intangible assets to increase during the remainder of 2005 as a result of the intangible assets associated with our acquisition of Rent.com and certain international classified websites during the first six months of 2005. Amortization of acquired intangible assets will also increase should we make additional acquisitions in the future.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Interest and other income, net	$22,443	45%	$32,525	$45,942	20%	$54,928
As a percentage of net revenues	2.9%		3.0%	3.0%		2.6%
      Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.
      Our interest and other income, net, increased during the second quarter and first six months of 2005 as compared to the same periods in the prior year, primarily as a result of increased interest income due to increased cash, cash equivalents and investments balances and higher interest rates. The weighted-average interest rate of our portfolio was approximately 2.8% and 2.6% in the second quarter and first six months of 2005, respectively, compared to 1.4% in both of the same periods of the prior year.

Interest Expense

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Interest expense	$2,047	(80)%	$405	$4,378	(51)%	$2,125
As a percentage of net revenues	(0.3)%		0.0%	(0.3)%		0.1%
      Interest expense consists of interest charges related to our San Jose headquarters lease facilities, capital leases, and mortgage notes.
      Interest expense decreased during the second quarter and first six months of 2005 as compared to the same periods in the prior year primarily due to the payment of the lease obligation for our San Jose headquarters facility on March 1, 2005. As a result, we expect our interest expense will decrease both in total and as a percentage of net revenues during the remainder of 2005.

Provision for Income Taxes

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Provision for income taxes	$81,598	46%	$119,518	$167,354	31%	$219,466
As a percentage of net revenues	10.5%		11.0%	10.9%		10.4%
Effective tax rate	30%		29%	30%		29%
      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate, offset by decreases resulting from foreign income with lower effective tax rates and tax credits.

      The lower effective tax rate for the second quarter and first six months of 2005, as compared to the same period in the prior year reflect the increasing profit contribution from our international operations that are subject to lower tax rates.
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

Minority Interests

	Three Months		Three Months	Six Months		Six Months
	Ended	Percent	Ended	Ended	Percent	Ended
	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change	June 30, 2005

	(In thousands, except percentages)
Minority interests	$(2,261)	99%	$(28)	$(4,321)	99%	$(46)
As a percentage of net revenues	0.3%		0.0%	0.3%		0.0%
      Minority interests represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in one of our subsidiaries during the second quarter and first six months of 2005 and 2004.
      The change in minority interests in the second quarter and first six months of 2005 as compared to the same periods of the prior year was primarily due to our acquisition of approximately 38% additional ownership interest in Internet Auction during 2004.

Impact of Foreign Currency Translation
      During the second quarter and first six months of 2005, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 46% of our consolidated net revenues, as compared to approximately 42% and 41% of our net revenues in the same periods in the prior year. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local markets, and include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, and Australian dollars. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.
      During the second quarter and first six months of 2005, the U.S. dollar weakened against the foreign currencies listed above, as compared to the same periods in the prior year. Using the weighted-average foreign currency exchange rates from the second quarter of 2004, our net revenues for the second quarter of 2005 would have been lower than we reported using the actual exchange rate for the second quarter of 2005, by approximately $24.7 million, of which $22.0 million and $2.7 million relate to International Marketplace and our Payments segment, respectively. Using the weighted-average foreign currency exchange rates from the first six months of 2004, our net revenues for the first six months of 2005 would have been lower than we reported using the actual exchange rate for the first six months of 2005, by approximately $49.6 million, of which $44.2 million and $5.4 million relate to International Marketplace and our Payments segment, respectively. In addition, if the weighted-average foreign currency exchange rates from the second quarter and first six months of 2004 were applied to our cost of revenues and operating expenses for the corresponding periods of 2005, these cost of revenues and operating expenses would have been lower in total than we reported using the actual exchange rates during these periods by approximately $12.2 million and $24.3 million, respectively. The majority of this impact relates to the relative strength of the Euro against the U.S. dollar. We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income. See the information in Item 3 of Part I under the subheading “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

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

Earnings Translation Exposure: As our international operations grow, fluctuations in the foreign currencies create volatility in our reported results of operations as we are required to consolidate the results of operations of our foreign denominated subsidiaries. We may decide to purchase forward exchange contracts or other instruments to offset the earnings impact of currency fluctuations. Such contracts will be marked-to-market on a monthly basis and any gain or loss recorded in interest and other income, net.

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

Recent Accounting Pronouncements

Share-Based Payment
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be more appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.
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

Accounting Changes and Error Corrections
      On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Employees
      As of June 30, 2005, eBay Inc. and its consolidated subsidiaries employed approximately 8,900 people (excluding approximately 450 temporary employees), of whom approximately 6,100 were located in the United States (excluding approximately 250 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and on our continuing ability to find and retain highly qualified technical and managerial personnel.
Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,

	2004	2005

	(In thousands)
Net cash provided by (used in):
Operating activities	$629,345	$991,951
Investing activities	(768,185)	(559,611)
Financing activities	353,139	131,427
Effect of exchange rates on cash and cash equivalents	(7,099)	(38,163)

Net increase in cash and cash equivalents	$207,200	$525,604

      We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2005 and 2004, mainly due to non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, tax benefits on the exercise of employee stock options resulting from personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary.
      Net cash used in investing activities during the first six months of 2005 consisted primarily of the cash payment for the acquisition of Rent.com of approximately $435.4 million, and of the cash payment for the acquisition of certain international classified websites of approximately $81.6 million. Net cash used in investing activities during the first six months of 2004 primarily consisted of purchases of investments, net of maturities, of $456.7 million, the payment of $137.8 million, net of cash acquired, for the acquisition of mobile.de, and the payment of $33.4 million as the last installment of our purchase of EachNet. Purchases of property and equipment totaled $170.1 million during the first six months of 2005 and $136.6 million during the first six months of 2004 and related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion.
      The net cash flows provided by financing activities during the first six months of 2005 consisted primarily of proceeds from stock option exercises of $259.7 million, partially offset by the payment of our lease obligation and the related minority interest for our San Jose headquarters facility totaling approximately $126.4 million. Net cash flows provided by financing activities during the first six months of 2004 were due primarily to proceeds from stock option exercises of $355.3 million. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.
      The negative effect of exchange rates on cash and cash equivalents during the six months ended June 30, 2005 and 2004 was due to the weakening of the U.S. dollar during the six months against other foreign currencies, primarily the Euro.

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

Capital Expenditures
      We expect capital expenditures in the range of $340 million to $400 million for the full year 2005, excluding the payment of our lease obligation for our headquarters facility in the first quarter of 2005 of $126 million.

Other Financial Arrangements
      As of June 30, 2005, we had no off-balance sheet arrangements that are reasonably likely to have a future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions
      In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payments processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.
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
      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our service, or use our payment services;

•	the volume, size, timing, and completion rate of transactions on our websites;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions on our websites;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm the Internet, electronic commerce, or our business models;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth at a reasonable cost;

•	the costs and results of litigation that involves us;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals) and to increase the acceptance of PayPal by online merchants outside of the eBay marketplace;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner, including expanding our fixed-price offerings;

•	our ability to successfully integrate and manage recent and prospective acquisitions, including the pending Shopping.com acquisition;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rates and payment funding mix;

•	the success of our geographic and product expansions;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the results of regulatory decisions that affect us;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	increasing consumer acceptance of the Internet and other online services for commerce in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.
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

We may not maintain our level of profitability or rates of growth.
      We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active on our websites, and increase the activity levels of our active users;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, transaction and chargeback rates, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading and payment experiences.
We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have declined over time and may continue to do so as the existing base of users and transactions becomes larger. The expected future growth of our PayPal business may also cause downward pressure on our profit margin because that business has lower gross margins than our eBay Marketplace business.

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
      Our competitive arena is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements, and changing customer demands. These characteristics are caused in part by the emerging and changing nature of the Internet. Our future success therefore will depend on our ability to adapt to rapidly changing technologies and evolving industry standards and to improve the performance, features, and reliability of our service. Our failure to adapt to such changes would harm our business. Recent changes in search functionality, including both paid and natural search, may give buyers easier access to Internet sellers who do not use our trading platforms and may provide such sellers with alternative access to buyers. These developments may reduce the attractiveness of our platform to sellers and may adversely affect our growth and business. New technologies, such as the development of a peer-to-peer personal trading technology or further improvements and extensions to search technologies, could also adversely affect us. In addition, the widespread adoption of new Internet, networking, or telecommunications technologies or other technological changes could require us to make substantial expenditures to modify or adapt our services or infrastructure.

There are many risks associated with our international operations.
      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., and South Korea, has also become critical to our revenues and profits. In 2004 and the first six months of 2005, our international net transaction revenues represented 36% and 39%, respectively, of our total net transaction revenues. Expansion into international markets requires management attention and resources and requires us to localize our service to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies who understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of Internet services, auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of eBay’s and PayPal’s services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require special licensure, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and communications infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent consumer protection, data protection and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.
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
      Our operations in the People’s Republic of China, or PRC, are conducted through our EachNet subsidiary and through a PayPal subsidiary. EachNet and PayPal are Delaware corporations and foreign persons under the laws of PRC and are subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet and PayPal, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the eBay EachNet website is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. The PayPal China website is operated through a foreign-owned enterprise owned by PayPal’s International headquarters entity, which acts in cooperation with a local PRC company owned by certain local employees. We believe EachNet’s and PayPal’s current ownership structure complies with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. The People’s Bank of China has recently proposed guidelines for payment clearing organizations which, if enacted and applied to PayPal’s operations in China, could have a material adverse effect on those operations. There are also uncertainties regarding EachNet’s and PayPal’s ability to enforce contractual relationships it has entered into with respect to management and control of the company’s business. If EachNet or PayPal were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely. In addition, any funding of a violation by EachNet or PayPal of PRC laws or regulations could make it more difficult for us to launch new or expanded services in the PRC.

We are exposed to fluctuations in currency exchange rates.
      Net revenues outside the United States accounted for approximately 42% and 46% of our net revenues in 2004 and the first six months of 2005, respectively. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as it did in 2004 and the first quarter of 2005, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. The change in weighted average foreign currency exchange rates in the first half of 2005 relative to the first half of 2004 resulted in an increase in net revenues of approximately $49.6 million and an increase in aggregate cost of revenues and operating expenses of approximately $24.3 million. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. The change in weighted average foreign currency exchange rates in the second quarter of 2005 relative to the second quarter of 2004 resulted in a decrease in net revenues of approximately $17.3 million and a decrease in operating expenses of approximately $7.2 million. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, these hedges are relatively costly and, even with them in effect, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.
      We have acquired a number of businesses in the past, and we have recently acquired Rent.com, an Internet listing website in the apartment and rental housing industry, and LoQUo, Gumtree.com, and opusforum, three European local classified websites. In addition, on June 1, 2005, we announced our agreement to acquire Shopping.com Ltd., an online comparison shopping site.
      If the acquisition of Shopping.com is completed, we will be subject to additional risks specific to Shopping.com’s business, in addition to the general risks related to acquisitions described below. These specific risks are described in detail in Shopping.com’s annual report on Form 10-K and quarterly reports on Form 10-Q, and include, among others:

•	Shopping.com depends on Google, which also competes with Shopping.com, for a substantial portion of its revenue, and a change in that relationship could harm Shopping.com’s business;

•	Shopping.com is subject to litigation arising out of its acquisition of Epinions, Inc., which will likely be costly;

•	Shopping.com depends on search engines to attract a substantial portion of the consumers who visit its service; and

•	tax, regulatory and other risks associated with Shopping.com’s operations in Israel.
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

Fraudulent activities on our websites and disputes between users of our services may harm our business.
      PayPal faces significant risks of loss due to fraud and disputes between senders and recipients, including:

•	non-delivery of, or disputes over the quality of goods and services due to merchant fraud or inadequate merchant business practices;

•	unauthorized use of credit card and bank account information and identity theft;

•	the need to provide effective customer support to process disputes between senders and recipients;

•	potential breaches of system security;

•	potential employee fraud; and

•	use of PayPal’s system by customers to make or accept payment for illegal or improper purposes.
      For the year ended December 31, 2004 and the six months ended June 30, 2005, PayPal’s transaction loss expense totaled $50.5 million and $31.1 million, representing 0.27% and 0.25% of PayPal’s total payment volume, respectively. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.
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
      PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal has been assessed substantial fines for excess chargebacks in the past, and excessive chargebacks may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures may not be effective against new forms of fraud. If these measures do not succeed, our business will suffer.
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

      While eBay can suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, eBay does not compensate users who believe they have been defrauded by other users, although users who pay through PayPal may have reimbursement rights from their credit card company or bank, which in turn will seek reimbursement from PayPal. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.
      Negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our eBay and PayPal services could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand names.

Changes to credit card association fees, rules, or practices could negatively affect PayPal’s business.
      Because PayPal is not a bank, it cannot belong to or directly access credit card associations, such as Visa and MasterCard. As a result, PayPal must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa have each implemented increases in their interchange fees for credit cards effective in April 2005. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. Such increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of processing payments for PayPal. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with PayPal. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.
      In 2002, both Visa and MasterCard adopted new operating rules for Internet payment services like PayPal. In order to comply with the associations’ new rules, PayPal and its credit card processors have implemented changes to existing business processes for merchant customers. Any problems with this implementation could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal also could be subject to fines from MasterCard and Visa if it fails to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with MasterCard and Visa and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its credit card processor relating to PayPal’s failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards, which would seriously damage PayPal’s business.

Changes in PayPal’s funding mix could adversely affect PayPal’s results.
      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 53% of PayPal’s payment volume using credit cards during both 2004 and the first six months of 2005, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal. PayPal has received inquiries regarding its disclosure practices with regard to funding mechanisms from the attorneys general of a number of states, and in March 2005, a complaint seeking class action status was filed alleging, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism is deceptive. While we believe PayPal’s disclosure is legal and accurate, any required change to our disclosure practices could result in increased use of credit card funding, damaging PayPal’s business.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission, or electronic funds transfers, it could be subject to liability and forced to change its business practices.
      A number of U.S. states have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 33 of these jurisdictions and interpretations in nine states that licensing is not required under their existing statutes. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. In July 2005, PayPal entered into a settlement agreement and agreed to pay $225,000 to the California Department of Financial Institutions in connection with alleged violations of the California Financial Code relating to the use of a receipt form for international payments that had not been pre-approved by the Department, and incomplete reporting to the Department. If PayPal were found to be in violation of other money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal.
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
      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.2 million transactions per day during the first six months of 2005, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in countries outside the U.S. is unclear.
      PayPal currently allows its customers with credit cards to send payments from 55 countries outside the U.S., and to receive payments in 43 of those countries. In 26 of these 43 countries, customers can withdraw funds to local bank accounts, and in eight of these countries customers can withdraw funds by receiving a bank draft in the mail. PayPal offers customers the ability to send or receive payments denominated in U.S. Dollars, British Pounds, Euros, Canadian Dollars, Yen, and Australian Dollars. In March 2005, PayPal received an Australian Financial Services License from the Australian Securities and Investments Commission. In February 2004, PayPal (Europe) Ltd., a wholly-owned subsidiary of PayPal, received a license to operate as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the EU. 25 of the 55 countries outside of the U.S. whose residents can use the PayPal service are members of the European Union. As PayPal (Europe) develops localized services for the domestic market in these countries, it is implementing such localized services through an expedited “passport” notification process through the UK regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to UK consumer protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.
      In many countries outside of the U.S. and the European Union, it is not clear whether PayPal’s U.S.-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, future localization or targeted marketing of PayPal’s service in those countries could require licensure and other laws of those countries (such as data protection and anti-money laundering laws) may apply. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

We are subject to regulations relating to consumer privacy.
      Many jurisdictions have laws that limits the uses of personal information gathered online or offline Several new jurisdictions have recently passed such laws, and jurisdictions with these laws continuously consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may also be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. However, the Fair and Accurate Credit Transactions Act of 2003, or FACT, included a provision preempting conflicting state laws on the sharing of information between corporate affiliates, and as a result we believe that PayPal and eBay will not be subject to the laws of each individual state with respect to matters within the scope of FACT, but will remain subject to the provisions of FACT and the Fair Credit Reporting Act. Courts are currently determining the scope of these preemptive provisions.
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
      Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “pawnbrokers.” No final legal determination has been made as to whether the California regulations apply to our business (or that of our users) and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In August 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services,” and we have registered as an Internet auction listing service in Illinois. Although we do not expect this registration to have a negative impact on our business, other regulatory and licensure claims could result in costly litigation or could require us to change the way we or our users do business in ways that increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
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
      To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, or cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.
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
      Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent emails to misappropriate passwords, credit card numbers, or other personal information. These emails appear to be legitimate emails sent by eBay or PayPal, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email. We actively pursue the parties responsible for these attempts at misappropriation, and we have developed tools to detect, and help users detect, fake websites and unauthorized access to customer accounts and we encourage our users to divulge sensitive information only after they have verified that they are on our legitimate websites, but we cannot entirely eliminate these types of activities.

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
      The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled in the United States and internationally. We are aware that certain goods, such as weapons, adult material, tobacco products, alcohol, and other goods that may be subject to regulation, have been listed and traded on our service. We may be unable to prevent our users from selling unlawful goods or selling goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that site. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources or discontinue certain service offerings. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity could damage our reputation and diminish the value of our brand names. It also could make users reluctant to continue to use our services.
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
      PayPal is subject to money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In July 2003, PayPal agreed with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act and further agreed to have its compliance program reviewed by an independent audit firm. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. As PayPal localizes its service in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements, as well as any additional restrictions imposed by Visa, MasterCard, American Express, and Discover, could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal, state or foreign country money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

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
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court on July 25, 2005. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction briefing, and a claim construction hearing has been set for August 2005. The defendants have filed a motion for summary judgment of noninfringement. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that the remaining part of the plan of allocation will be submitted to the court in the third quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 1, 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint. We have agreed to stay the demurrer and participate in a mediation with the plaintiffs. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. The parties have agreed to stay further proceedings pending a mediation hearing, which will take place in the third quarter of 2005. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.
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
      From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

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
      A number of parties provide services to our users that indirectly benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory, or other problems that prevent these companies from providing services to our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future.

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

Business & Industrial: Alibaba, Ariba, Bid4Assets, BidFreight.com, Buyer Zone, Commerce One, DotMed, DoveBid, Go Industry, Grainger, IronPlanet, labx.com, Liquidation.com, Machinetools.com, Oracle, Partsforindustry.com, PurchasePro.com, Ritchie Brothers Auctioneers, Testmart, Tractor Supply Company, and VerticalNet;

Clothing & Accessories: Abercrombie & Fitch, AE.com, Bloomingdale’s, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, Eddie Bauer, The Gap, J. Crew, Land’s End, The Limited, LLBean, Macy’s, The Men’s Wearhouse, Nieman-Marcus, Nordstrom, Old Navy, Overstock.com, Payless, Ross, Saks Fifth Avenue, Shoes.com, Urban Outfitters, Victoria’s Secret, Yoox.com, and Zappos.com;

Collectibles: Beckett, Bonhams & Butterfields, Christie’s, Collectiblestoday.com, Go Collect, Greg Manning Auctions, Heritage, Just Glass, Mastronet, Pottery Auction, Replacements.com, Ruby Lane, Shop At Home, Sotheby’s, Tias, US Mint, US Postal Service, antique and collectible dealers, antique and collectible fairs, auction houses, estate sales, flea markets and swap meets, independent coin and stamp dealers, coin and stamp shows, and specialty retailers;

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

Home & Garden: Ace Hardware, Babyage, Baby Style, Baby Universe, Bed, Bath & Beyond, Brookstone, Burpee.com, Crate & Barrel, Do-It-Best Hardware, Ethan Allen, Frontgate, Harbor Freight, IKEA, HomeBase, Home Depot, Kohl’s, Lamps Plus, Lowes, Linens “n Things, Northern Tool, OSH, Pier One, Pottery Barn, Restoration Hardware, Smith & Hawken, Spiegel, TJ Max, Tuesday Morning, True Value Hardware, and Williams-Sonoma;

Jewelry & Watches: Bluenile.com, Diamond.com, Macy’s, Mondera.com, HSN.com, QVC.com, ShopNBC.com, Tiffany, and Zales;

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
      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including Card Services International, Chase, First Data, iPayment, Paymentech, and Wells Fargo; and payment gateways, including CyberSource, VeriSign, and Authorize.net;

•	Western Union, BidPay.com and Western Union MoneyZap, each operated by subsidiaries of First Data;

•	CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions; and

•	issuers of stored value targeted at online payments, including VisaBuxx.
      In addition, Google has stated it is developing a new payment service.

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
      Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, ING’s Way2Pay and Royal Bank of Scotland’s World Pay in the European Community, NOCHEX, Moneybookers, and NETeller in the U.K., CertaPay and HyperWallet in Canada, Paymate in Australia, Alipay in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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
      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2005, our fixed-income investments earned a pretax yield of approximately 2.8%, with a weighted average maturity of 4 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $12.1 million.
Equity Price Risk
      We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three or six months ended June, 2005 or 2004 relating to the other-than-temporary impairment in the fair value of equity investments. At June 30, 2005, the total carrying value of our equity instruments and equity method investments was $48.3 million.
Foreign Currency Risk
      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at June 30, 2005, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $586.8 million.

Transaction Exposure:
      As of June 30, 2005, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $200.0 million with maturity dates within 18 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2005, was a net translation loss of approximately $82.2 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.
      We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three and six months ended June 30, 2005, the realized gains and losses related to these hedges were not significant.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the six months ended June 30, 2005. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the forward contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and accumulated other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the three and six months ended June 30, 2004 and 2005, the realized gains and losses related to these hedges were not significant. The notional amount or our economic hedges receiving hedge accounting treatment and the gains, net of losses, recorded to accumulated other comprehensive income as of June 30, 2004 was $95.5 million and $508,000, respectively. The notional amount of our economic hedges receiving hedge accounting treatment and the gains, net of losses, recorded to accumulated other comprehensive income as of June 30, 2005 was $155.4 million and $4.0 million, respectively.

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
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court on July 25, 2005. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. The case is currently in fact discovery and claim construction briefing, and a claim construction hearing has been set for August 2005. The defendants have filed a motion for summary judgment of noninfringement. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002

(No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court in November 2004. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiff’s counsel by the court. That sum will be distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that the remaining part of the plan of allocation will be submitted to the court in the third quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and demurer regarding the plaintiffs second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleged violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurer seeking to dismiss the complaint. We have agreed to stay the demurer and participate in mediation with the plaintiff. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleges misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. The parties have agreed to stay further proceedings pending a mediation hearing, which will take place in the third quarter of 2005. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.
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
      From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3:	Defaults Upon Senior Securities
      Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders
      eBay held its Annual Meeting of Stockholders on June 23, 2005. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter. The four directors proposed by eBay for re-election were elected to new, three-year terms by the following vote:

Director Name	Shares Voted For	Voting Authority Withheld

Fred D. Anderson	1,198,698,066	9,662,506
Edward W. Barnholt	1,198,687,544	9,673,028
Scott D. Cook	1,198,702,657	9,657,915
Robert C. Kagle	1,154,406,353	53,954,219
      In addition to the four directors re-elected at the meeting, six other directors continued in office following the meeting: Philippe Bourguignon, Dawn G. Lepore, Pierre M. Omidyar, Richard T. Schlosberg, III, Thomas J. Tierney, and Margaret C. Whitman.
      The stockholders approved the Company’s eBay Incentive Plan: shares voted for: 1,016,899,851; shares voted against: 31,318,874; shares abstaining: 6,296,655; broker non-votes: 153,845,192
      The stockholders approved the Company’s Amended and Restated Certificate of Incorporation: shares voted for: 1,128,390,211; shares voted against: 73,832,223; shares abstaining: 6,138,138; broker non-votes: 0
      The stockholders approved the appointment of PricewaterhouseCoopers, LLP, as our independent registered accounting firm: shares voted for: 1,179,160,140; shares voted against: 23,147,663; shares abstaining: 6,052,769; broker non-votes: 0
      The stockholders voted against a stockholder proposal regarding granting of performance-vesting shares to senior executives: shares voted for: 300,871,594; shares voted against: 744,650,089; shares abstaining: 8,992,897; broker non-votes: 153,845,992
      The stockholders voted against a stockholder proposal regarding the voting standard for director elections: shares voted for: 341,659,566; shares voted against: 705,387,600; shares abstaining: 7,436,214; broker non-votes: 153,877,192

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
      Our Audit Committee approved the following non-audit engagements during the quarter ended June 30, 2005:

•	the engagement of PwC to perform additional procedures related to a review of the PayPal Compliance program; and

•	the engagement of PwC to perform due diligence services related to certain potential acquisitions.

Item 6:	Exhibits

Exhibit 10	.35.	Amended and Restated Certificate of Incorporation, as currently in effect.

Exhibit 10	.36.	eBay Incentive Plan†

Exhibit 31	.01.	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31	.02.	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	.01.	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	.02.	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ Margaret C. Whitman

Margaret C. Whitman
President and Chief Executive Officer
Date: July 25, 2005

Principal Financial Officer:

By:	/s/ Rajiv Dutta

Rajiv Dutta
Senior Vice President and Chief Financial Officer
Date: July 25, 2005

Principal Accounting Officer:

By:	/s/ Douglas Jeffries

Douglas Jeffries
Vice President, Chief Accounting Officer
Date: July 25, 2005

INDEX TO EXHIBITS

Number	Description

10.35	Amended and Restated Certificate of Incorporation, as currently in effect.

10.36	eBay Incentive Plan.†

31.01	Certification of eBay’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.