Form 10-Q
period 2005-09-30
EBAY INC
filed 2005-10-25
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 21, 2005, there were 1,393,766,979 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2004	2005

	(In thousands, except
	par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,330,045	$2,180,598
Short-term investments	682,004	888,783
Accounts receivable, net	240,856	274,238
Funds receivable from customers	123,424	210,593
Restricted cash and investments	155,405	33,256
Other current assets	379,415	403,525

Total current assets	2,911,149	3,990,993
Long-term investments	1,267,707	827,191
Property and equipment, net	709,773	762,413
Goodwill	2,709,794	3,529,895
Intangible assets, net	362,909	490,245
Other assets	29,719	25,306

	$7,991,051	$9,626,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,958	$42,726
Funds payable and amounts due to customers	331,805	517,309
Accrued expenses and other current liabilities	421,969	523,584
Deferred revenue and customer advances	50,439	44,222
Short-term obligations	124,272	—
Income taxes payable	118,427	138,951

Total current liabilities	1,084,870	1,266,792
Deferred tax liabilities, net	135,971	298,197
Other liabilities	41,869	33,690

Total liabilities	1,262,710	1,598,679
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,338,608 and 1,360,459 shares issued and outstanding	1,339	1,360
Additional paid-in capital	4,855,717	5,453,627
Unearned stock-based compensation	(4,825)	(11,862)
Retained earnings	1,634,468	2,437,290
Accumulated other comprehensive income	241,642	146,949

Total stockholders’ equity	6,728,341	8,027,364

	$7,991,051	$9,626,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$805,876	$1,105,515	$2,335,527	$3,223,542
Cost of net revenues	157,121	200,375	438,010	578,584

Gross profit	648,755	905,140	1,897,517	2,644,958

Operating expenses:
Sales and marketing	207,155	293,746	588,995	852,239
Product development	63,403	78,881	176,079	224,309
General and administrative	105,871	144,287	299,447	410,016
Payroll tax on employee stock options	1,957	2,291	12,289	9,582
Amortization of acquired intangible assets	16,456	29,199	46,188	77,516

Total operating expenses	394,842	548,404	1,122,998	1,573,662

Income from operations	253,913	356,736	774,519	1,071,296
Interest and other income, net	13,163	30,657	59,105	85,585
Interest expense	(2,236)	(431)	(6,614)	(2,556)

Income before income taxes and minority interests	264,840	386,962	827,010	1,154,325
Provision for income taxes	(80,749)	(131,989)	(248,103)	(351,455)
Minority interests	(1,742)	(2)	(6,063)	(48)

Net income	$182,349	$254,971	$572,844	$802,822

Net income per share:
Basic	$0.14	$0.19	$0.44	$0.59

Diluted	$0.13	$0.18	$0.42	$0.58

Weighted average shares:
Basic	1,323,145	1,357,239	1,314,456	1,350,836

Diluted	1,369,954	1,387,038	1,360,830	1,383,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(In thousands)
	(Unaudited)
Net income	$182,349	$254,971	$572,844	$802,822

Other comprehensive income (loss):
Foreign currency translation	9,310	(13,934)	5,732	(96,181)
Unrealized gains (losses) on investments, net	4,176	22	(4,849)	(333)
Investment gains (losses) included in net income	—	(42)	24	41
Unrealized gains (losses) on cash flow hedges	921	(2,319)	3,171	2,824
Estimated tax benefit (provision)	(1,874)	937	787	(1,044)

Net change in accumulated other comprehensive income (loss)	12,533	(15,336)	4,865	(94,693)

Comprehensive income	$194,882	$239,635	$577,709	$708,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2005

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$572,844	$802,822
Adjustments:
Provision for doubtful accounts and authorized credits	57,994	65,653
Provision for transaction losses	32,692	46,956
Depreciation and amortization	180,841	256,867
Amortization of unearned stock-based compensation	1,626	8,971
Tax benefit on the exercise of employee stock options	184,455	172,164
Minority interests	6,053	—
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(137,867)	(83,235)
Funds receivable from customers	(75,214)	(84,692)
Other current assets	(148,454)	(23,667)
Other non-current assets	(3,925)	(6,564)
Deferred tax liabilities, net	35,734	129,824
Accounts payable	4,968	(5,238)
Funds payable and amounts due to customers	149,208	192,877
Accrued expenses and other liabilities	23,017	(3,276)
Deferred revenue and customer advances	13,602	(4,394)
Income taxes payable	6,534	18,586

Net cash provided by operating activities	904,108	1,483,654

Cash flows from investing activities:
Purchases of property and equipment, net	(209,950)	(240,534)
Proceeds from sale of corporate aircraft	—	28,290
Purchases of investments	(1,262,174)	(849,851)
Maturities and sales of investments	911,173	1,335,128
Purchases of intangible and other non-current assets	(7,257)	(2,575)
Acquisitions, net of cash acquired	(703,706)	(1,118,744)

Net cash used in investing activities	(1,271,914)	(848,286)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	429,242	384,384
Payment of headquarters lease facility obligation	—	(126,390)
Principal payments on long-term obligations	(2,599)	(1,849)

Net cash provided by financing activities	426,643	256,145

Effect of exchange rate changes on cash and cash equivalents	(4,440)	(40,960)

Net increase in cash and cash equivalents	54,397	850,553
Cash and cash equivalents at beginning of period	1,381,513	1,330,045

Cash and cash equivalents at end of period	$1,435,910	$2,180,598

Non-cash investing activities:
Common stock options assumed pursuant to acquisition	$—	$43,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies

The Company
      eBay Inc., together with its subsidiaries (“eBay”), pioneers communities built on commerce, sustained by trust, and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites that focus on commerce and payments.
      Our Marketplaces online services create a powerful platform for the sale of goods and services by a global community of individuals and businesses. On any given day, there are millions of products and services available through auction-style and fixed-price trading.
      Our PayPal online services enable individuals and businesses to quickly, easily and securely send and receive payments online. PayPal’s services build on the existing financial infrastructure of bank accounts and credit cards and use the advanced proprietary fraud prevention systems to create safe payment solutions.
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
      The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest or have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ operations is included in other income. Investments in entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2004 and September 30, 2005. These statements also show our condensed consolidated statement of income for the three and nine months ended September 30, 2004 and 2005 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2004 and 2005. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2005. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net income, as reported	$182,349	$254,971	$572,844	$802,822
Add: Amortization of stock-based compensation expense determined under the intrinsic value method (net of cancellations)	309	4,138	1,177	3,735
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(79,328)	(59,446)	(118,949)	(184,150)

Pro forma net income	$103,330	$199,663	$455,072	$622,407

Earnings per share:
Basic — Reported	$0.14	$0.19	$0.44	$0.59
Pro forma	$0.08	$0.15	$0.35	$0.46
Diluted — Reported	$0.13	$0.18	$0.42	$0.58
Pro forma	$0.08	$0.14	$0.33	$0.45
      The weighted average fair value of options granted in the three months ended September 30, 2004 and 2005 was $11.56 and $12.16, respectively. The weighted average fair value of options granted in the nine months ended September 30, 2004 and 2005 was $11.95 and $11.97, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of FAS 123R “Share-Based Payment” on January 1, 2006, as discussed under “Recent Accounting Pronouncements — Share-Based Payment,” below. Compensation expense calculated under FAS 123R will differ from amounts currently disclosed within these footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan.
      For stock options granted, we calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Risk-free interest rates	2.9%	4.0%	2.4%	3.6%
Expected lives	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%
Expected volatility	39%	35%	50%	36%
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Numerator:
Net income	$182,349	$254,971	$572,844	$802,822

Denominator:
Weighted average common shares	1,323,231	1,357,279	1,314,530	1,350,876
Weighted average unvested restricted common stock subject to repurchase	(86)	(40)	(74)	(40)

Denominator for basic calculation	1,323,145	1,357,239	1,314,456	1,350,836
Weighted average effect of dilutive securities:
Weighted average unvested restricted common stock subject to repurchase	86	40	74	40
Employee stock options	46,723	29,759	46,300	32,148

Denominator for diluted calculation	1,369,954	1,387,038	1,360,830	1,383,024

Net income per share:
Basic	$0.14	$0.19	$0.44	$0.59

Diluted	$0.13	$0.18	$0.42	$0.58

      The calculation of diluted net income per share excludes all anti-dilutive options. For the three months ended September 30, 2004 and 2005, the number of anti-dilutive options, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 3.2 million and 29.6 million shares, respectively. For the nine months ended September 30, 2004 and 2005, the number of anti-dilutive options, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 2.4 million and 26.0 million shares, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Business Combinations, Goodwill and Intangible Assets
      Through both domestic and international acquisitions, we have continued to expand our global online businesses. Tangible net assets for our acquisitions were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names, developed technologies and other acquired intangible assets including patents and contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of one to eight years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets acquired to date. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The purchase prices of the acquisitions described below exceeded the estimated fair value of the respective related identifiable intangible and tangible assets because we believe these acquisitions will assist with our strategy of establishing and expanding our global online marketplace.

Acquisition of Rent.com
      On February 23, 2005, we acquired Viva Group, Inc., which does business under the name Rent.com, for a cash purchase price of approximately $415 million plus payments for net cash and investments of approximately $18 million. Rent.com is an Internet listing website in the apartment and rental housing industry. The acquisition better enables our expansion into the online real estate market and is consistent with our strategy of growing our global online marketplace. The total purchase price recorded was approximately $435 million, including approximately $2 million in estimated acquisition-related expenses. We accounted for the acquisition as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
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
      The results of operations for Rent.com have been included in our consolidated statement of income for the period subsequent to our acquisition of Rent.com. The results of operations for periods prior to this acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of International Classifieds Websites
      During the second quarter of 2005, we announced our acquisitions of three international classifieds websites, Gumtree.com, LoQUo, and opusforum, that operate in select international cities. These acquisitions help us expand internationally our global network of classifieds websites to create a more efficient place for local consumers to come together online. The aggregate purchase price recorded for these acquisitions was approximately $81.6 million, including approximately $1.3 million in estimated acquisition-related expenses. We accounted for two of these acquisitions as non-taxable and one as a taxable purchase transaction and, accordingly, the purchase price for each acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the applicable acquisition date.
      The preliminary allocation of the aggregate purchase price for these acquisitions is summarized below (in thousands):

Property and equipment and other non-current assets	$63
Net current liabilities	(264)
Trade name	11,200
Customer lists	2,600
Deferred tax liabilities	(3,786)
Goodwill	71,771

Total purchase price	$81,584

      The estimated useful economic lives of the identifiable intangible assets acquired in these acquisitions are five years for both the trade names and for the customer lists. The final purchase price allocations will depend primarily upon the execution of our integration plans.
      The results of operations for these acquired websites have been included in our consolidated statement of income for the period subsequent to these acquisitions. The aggregate results of operations for periods prior to these acquisitions were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Acquisition of Shopping.com Ltd.
      On August 30, 2005, we acquired Shopping.com Ltd., or Shopping.com, for a purchase price of approximately $685.3 million. We acquired all outstanding shares of Shopping.com’s common stock for $21 per share in cash totaling approximately $634.5 million and we assumed Shopping.com’s outstanding common stock options, valued at approximately $43.2 million (see “Note 9 — Employee Benefit Plans” of these condensed consolidated financial statements for the valuation method and assumptions used). The total purchase price also includes approximately $7.6 million in estimated acquisition-related expenses. Shopping.com is a provider of online comparison shopping and consumer reviews. This acquisition is consistent with our strategy of growing our global online marketplace and we believe that it will create a premier online shopping experience for individuals and businesses of all sizes. We accounted for the acquisition as a taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preliminary allocation of the purchase price for Shopping.com is summarized below (in thousands):

Cash	$50,126
Short-term investments	100,133
Net current liabilities	(30,608)
Property and equipment and other non-current assets	26,247
Customer base	73,600
Trade names	38,700
Developed technology	21,300
Deferred tax liabilities	(29,683)
Unearned stock-based compensation	16,759
Goodwill	418,711

Total purchase price	$685,285

      The intrinsic value of Shopping.com’s unvested common stock options assumed in the acquisition totaled approximately $16.8 million and was recorded as unearned stock-based compensation. The unearned stock-based compensation relating to the unvested options will be amortized on an accelerated basis over the remaining vesting period of less than one year to four years, consistent with the graded vesting approach under FASB Interpretation No. 28.
      The estimated useful economic lives of the identifiable intangible assets acquired in the Shopping.com acquisition are 4 years for the customer base and 5 years for the trade names and the developed technology. The final purchase price allocation will depend primarily upon the completion of our integration plan and the final valuation of certain acquired tax attributes.
      The results of operations for Shopping.com have been included in our consolidated statement of income for the period subsequent to our acquisition of Shopping.com. The results of operations for periods prior to this acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill		September 30,
	2004	Acquired	Adjustments	2005

Reportable segments:
Marketplaces	$1,664,758	$881,442	$(61,341)	$2,484,859
Payments	1,072,396	—	—	1,072,396

	$2,737,154	$881,442	$(61,341)	$3,557,255

      The increase in goodwill acquired during the nine months ended September 30, 2005, resulted primarily from our acquisitions of Rent.com, certain international classifieds websites, and Shopping.com. Adjustments to goodwill during the nine months ended September 30, 2005, resulted primarily from foreign currency translation adjustments relating to goodwill.
      Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill, and are included in the table above in the Marketplaces reportable segment. As of September 30, 2005, the goodwill related to our equity investment totaled approximately $27.4 million.
      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We conducted our annual impairment test as of August 31, 2005 and determined there was no impairment. There were no events or circumstances from that date through September 30, 2005 indicating that a further assessment was necessary.

Intangible Assets
      The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2004				September 30, 2005

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life

				(Years)				(Years)
Intangible assets:
Customer lists and user base	$300,929	$(80,097)	$220,832	7	$410,267	$(121,446)	$288,821	6
Trademarks and trade names	139,239	(30,811)	108,428	6	201,539	(53,291)	148,248	6
Developed technologies	40,686	(28,488)	12,198	3	72,818	(39,180)	33,638	4
All other	33,895	(7,534)	26,361	4	36,477	(12,899)	23,578	4

	$514,749	$(146,930)	$367,819		$721,101	$(226,816)	$494,285

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. The increase in intangible assets during the nine months ended September 30, 2005 resulted primarily from intangible assets acquired as part of our acquisitions of Rent.com, certain international classifieds websites, and Shopping.com. Included in the table above, as of September 30, 2005, the net carrying amount of intangible assets related to our equity investment totaled approximately $4.0 million. Aggregate amortization expense for

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangible assets totaled $17.5 million and $30.6 million for the three months ended September 30, 2004 and 2005, respectively. Aggregate amortization expense for intangible assets totaled $48.8 million and $81.9 million for the nine months ended September 30, 2004 and 2005, respectively.
      As of September 30, 2005, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2005 (remaining three months)	$34,175
2006	118,555
2007	107,887
2008	103,137
2009	84,761
Thereafter	45,770

$494,285

Note 4 —	Segments
      Reportable segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall aggregation and materiality considerations.
      Marketplaces includes our online marketplace trading, classifieds and other platforms other than our PayPal platform. The disclosures below give the results of our Marketplaces reportable segment by geography. The Payments reportable segment includes our global payments platform consisting of our PayPal subsidiary.
      Our net revenues result from fees associated primarily with our transaction services derived from our Marketplaces and our Payments reportable segments.
      Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control, such as site operations costs, product development expenses, and certain general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance by geography.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our financial performance (in thousands):

	Three Months Ended September 30,

	2004				2005

	U.S.	International			U.S.	International
	Marketplace	Marketplace	Payments	Consolidated	Marketplace	Marketplace	Payments	Consolidated

Net revenues from external customers	$347,343	$286,516	$172,017	$805,876	$449,549	$408,868	$247,098	$1,105,515
Direct costs	112,576	112,151	91,478	316,205	153,052	167,651	120,861	441,564

Direct contribution	$234,767	$174,365	$80,539	489,671	$296,497	$241,217	$126,237	663,951

Operating expenses and indirect costs of net revenues				235,758				307,215

Income from operations				253,913				356,736
Interest and other income, net				13,163				30,657
Interest expense				(2,236)				(431)

Income before income taxes and minority interests				$264,840				$386,962

	Nine Months Ended September 30,

	2004				2005

	U.S.	International			U.S.	International
	Marketplace	Marketplace	Payments	Consolidated	Marketplace	Marketplace	Payments	Consolidated

Net revenues from external customers	$1,020,394	$823,450	$491,683	$2,335,527	$1,277,962	$1,221,499	$724,081	$3,223,542
Direct costs	333,433	313,634	260,424	907,491	448,645	481,580	348,903	1,279,128

Direct contribution	$686,961	$509,816	$231,259	1,428,036	$829,317	$739,919	$375,178	1,944,414

Operating expenses and indirect costs of net revenues				653,517				873,118

Income from operations				774,519				1,071,296
Interest and other income, net				59,105				85,585
Interest expense				(6,614)				(2,556)

Income before income taxes and minority interests				$827,010				$1,154,325

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Investments
      At December 31, 2004 and September 30, 2005, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and are reported at fair value as follows (in thousands):

	December 31, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$156,130	$25	$(750)	$155,405
Corporate debt securities	581,058	33	(2,908)	578,183
Government and agency securities	80,274	—	(432)	79,842
Time deposits and other	23,979	—	—	23,979

	$841,441	$58	$(4,090)	$837,409

Long-term investments:
Restricted cash and investments	$1,397	$21	$—	$1,418
Corporate debt securities	827,505	107	(2,137)	825,475
Government and agency securities	397,211	—	(4,733)	392,478
Equity instruments and equity method investments	48,336	—	—	48,336

	$1,274,449	$128	$(6,870)	$1,267,707

	September 30, 2005

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$33,256	$—	$—	$33,256
Corporate debt securities	492,174	33	(2,186)	490,021
Government and agency securities	383,720	—	(4,198)	379,522
Time deposits and other	19,240	—	—	19,240

	$928,390	$33	$(6,384)	$922,039

Long-term investments:
Restricted cash and investments	$1,654	$29	$—	$1,683
Corporate debt securities	649,430	82	(3,258)	646,254
Government and agency securities	130,494	—	(1,758)	128,736
Equity instruments and equity method investments	50,518	—	—	50,518

	$832,096	$111	$(5,016)	$827,191

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

Transaction Exposure:
      As of September 30, 2005, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $296.4 million with maturity dates within 32 days. The hedge contracts are used to offset changes in non-U.S. dollar denominated functional currency value of assets and liabilities as a result of foreign exchange rate fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three and nine months ended September 30, 2005, the realized gains and losses related to these hedges were not significant.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the three and nine months ended September 30, 2005. The objective of the forward contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of accumulated other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the three and nine months ended September 30, 2004 and 2005, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment and the losses, net of gains, recorded to accumulated other comprehensive income as of September 30, 2004 was $49.9 million and $1.4 million, respectively. The notional amount of our economic hedges receiving hedge accounting treatment and the gains, net of losses, recorded to accumulated other comprehensive income as of September 30, 2005 was $77.7 million and $1.7 million, respectively.

Note 7 —	Balance Sheet Components

Facility Lease
      As of December 31, 2004, we had $126.4 million included within current restricted cash and investments relating to our San Jose headquarters facility lease arrangement, which had effectively provided us with full ownership rights to these facilities. In February 2004, we elected not to exercise our right to extend the lease period and therefore the lease on these facilities ended on March 1, 2005. As a result, we were required to pay the lease obligation for our San Jose headquarters facility lease during the first quarter of 2005, utilizing the

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$126.4 million included within current restricted cash and investments, and have offset the corresponding liability related to the consolidated operating lease obligation of $122.5 million and the minority interest of $3.9 million.

Other Current Assets

	December 31,	September 30,
	2004	2005

	(In thousands)
Customer accounts	$270,918	$299,581
Prepaid expenses	54,159	42,146
Deferred tax asset, net	10,427	7,249
Other	43,911	54,549

	$379,415	$403,525

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. A claim construction hearing was held on August 19, 2005. The defendants have filed a motion for summary judgment of noninfringement and a motion for summary judgment on the priority date of the parent patent and consequential invalidity of the two subsequent patents. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that the remaining part of the plan of allocation will be submitted to the court in the fourth quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. We have filed an answer to the plaintiffs’ third amended complaint, and are currently in the initial phase of discovery. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint. We have agreed to stay the demurrer and participate in a mediation with the plaintiffs, which is scheduled to take place in October 2005. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. The parties agreed to stay further proceedings pending a mediation hearing, which took place in July 2005. The parties are continuing mediation discussions, though the stay of proceedings has expired. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2005, 51 former shareholders of Epinions, Inc. common stock including founders and former employees of that company filed a lawsuit in Superior Court of the State of California, County of San Francisco (No. CGC 05-437906) related to the April 2003 merger of Epinions and DealTime, Ltd. The lawsuit was filed against certain of Epinions’ former officers and directors and preferred shareholders and the company that resulted from the merger, Shopping.com Ltd. eBay completed its acquisition of Shopping.com Ltd. on August 30, 2005. The lawsuit contended that the defendants were responsible for breaches of fiduciary duty and material misstatements and omissions, that defendants undervalued the DealTime stock that Epinions’ shareholders received in connection with the merger, and that plaintiffs’ common stock of Epinions was wrongfully cancelled without compensation. Defendants disputed the contentions of the case and denied any allegations of wrongdoing. In September 2005, the parties tentatively reached agreement as to the monetary terms for settlement of the dispute. The settlement remains subject to the final written approval of the parties. The tentative settlement amount has been accounted for as an assumed liability in connection with our acquisition of Shopping.com.
      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments and communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
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

Employee Stock Purchase Plan
      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the nine months ended September 30, 2005, employees purchased approximately 696,000 shares at an average price of $24.93 per share. During the same period in 2004, employees purchased approximately 606,000 shares at an average price of $18.48 per share. At September 30, 2005, approximately 6.5 million shares were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Stock Unit Plan
      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. These deferred stock units vest 25% one year from the date of grant, and at a rate of 1/48th per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. Further, each non-employee director may elect to receive, in lieu of his or her annual retainer (which is currently $50,000) and any fees payable for service as a committee chair or Lead Independent Director at the time these fees would be otherwise payable (i.e., on a quarterly basis in arrears for services provided), deferred stock units with an initial value equal to the result of dividing the cash amount the director otherwise would have received by the fair market value of our common stock on the date of grant. These deferred stock units vest immediately upon grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Deferred stock units generally are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to non-employee directors. As of September 30, 2005, 25,509 units had been awarded under this plan.

Other Equity Incentive Plans
      We also have equity incentive plans for directors, officers and employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 1/48th per month thereafter, and generally expire 10 years from the date of grant. Stock options issued prior to June 1998 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. Restricted stock grants made under our equity incentive plans are subject to repurchase by us at such times as determined by the Board of Directors, typically five years. At September 30, 2005, 96.1 million shares were available for future grant under these equity incentive plans.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under our equity incentive plans for the three and nine months ended September 30, 2004 and 2005 (shares in thousands):

							Nine Months Ended
	Three Months Ended September 30,						September 30,

	2004		2005		2004		2005

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	145,374	$21.15	139,272	$26.69	138,410	$16.93	137,208	$23.63
Granted and assumed	6,450	42.50	6,475	33.61	38,745	36.51	28,599	39.75
Exercised	(4,318)	17.16	(7,063)	17.66	(26,610)	15.72	(21,255)	17.25
Cancelled	(1,616)	24.44	(3,501)	30.48	(4,655)	22.42	(9,369)	32.77

Outstanding at end of period	145,890	22.17	135,183	27.38	145,890	22.17	135,183	27.38

Options exercisable at end of period	51,465	$16.13	59,988	$20.52	51,465	$16.13	59,988	$20.52

      In connection with the acquisition of Shopping.com, we assumed approximately 2.4 million common stock options with a weighted average exercise price of $23.58. The fair value of the assumed options as of the date of acquisition was approximately $43.2 million and was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate, 4.0%; approximate expected remaining life, 18 months; dividend yield, 0%; and expected volatility, 35%. The intrinsic value of the unvested assumed options was approximately $16.8 million and is being amortized using the graded vesting approach under FASB Interpretation No. 28.
      The following table summarizes information about fixed stock options outstanding at September 30, 2005 (shares in thousands):

				Options Exercisable at
	Options Outstanding at September 30, 2005			September 30, 2005

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.08 - $13.74	13,895	5.1 years	$8.44	11,875	$8.07
$13.75 - $14.51	13,854	6.6	14.22	9,450	14.26
$14.51 - $18.79	11,883	6.2	16.38	9,112	16.27
$18.79 - $19.39	13,648	7.2	19.34	7,381	19.31
$19.39 - $27.38	16,953	7.4	24.58	8,266	24.20
$27.43 - $34.50	7,387	8.5	30.86	2,412	30.35
$34.56 - $34.62	19,983	8.4	34.61	6,467	34.61
$34.63 - $41.89	13,556	9.3	38.60	1,611	38.76
$42.24 - $58.21	24,024	9.3	44.50	3,414	43.84

	135,183	7.7	27.38	59,988	20.52

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	56,417	$19.04	53,460	$28.19	109,877	$23.50
Out-of-the-money	3,571	43.77	21,735	44.46	25,306	44.36

Total options outstanding	59,988	$20.52	75,195	$32.88	135,183	$27.38

      In-the-money options are options with an exercise price equal to or lower than the $41.20 closing price of our common stock on September 30, 2005. Out-of-the-money options are options with an exercise price greater than the $41.20 closing price of our common stock on September 30, 2005.
      In connection with the change in status from an employee to a non-employee in the fourth quarter of 2004, we were required, in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” and EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, to remeasure the portion of an individual’s options that were unvested at the date of the change in status. The remeasurement is required to be at fair value and will continue to be revalued over the period of performance. The related stock-based compensation amortization recognized during the three and nine months ended September 30, 2005 totaled approximately $1.2 million and $5.2 million, respectively. The fair value of the unvested options have been estimated as of September 30, 2005 using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate, 4.1%; approximate remaining effective contractual life, 3 years; dividend yield, 0%; and expected volatility, 35%.
      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which consist of our chief executive officer and the other four most highly compensated officers during fiscal year 2004 (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Total outstanding shares of common stock (at period end)	1,325,802	1,360,459	1,325,802	1,360,459

As a percentage of total outstanding shares of common stock:
Grants during the period	*	* %	3%	2%
Total outstanding “in-the-money” grants	11%	8%	11%	8%
Total outstanding grants	11%	10%	11%	10%
Grants to named officers during the period	0%	0%	*	*
Total outstanding grants to named officers	1%	1%	1%	1%
Total stock options granted and assumed during the period	6,450	6,475	38,745	28,599

Grants to named officers during the period as a percent of total grants during the period	0%	0%	8%	5%
Total outstanding stock option grants (at period end)	145,890	135,183	145,890	135,183

Total outstanding grants to named officers as a percent of total stock option grants outstanding	11%	11%	11%	11%

*	Less than half of a percentage point

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Subsequent Events

Acquisition of Skype Technologies SA
      On October 14, 2005, we acquired all of the outstanding securities of Skype Technologies SA (“Skype”), for a total initial consideration of approximately $2.5 billion, plus potential performance-based payments of up to $1.3 billion. In addition, we agreed to assume Skype’s stock options outstanding as of the closing date and convert them into options to acquire approximately 1.9 million shares of our common stock. The initial consideration of $2.5 billion is comprised of approximately $1.3 billion in cash and 32.8 million shares of our common stock. For accounting purposes, the stock portion of the initial consideration is valued at approximately $1.2 billion based on the average closing price of our common stock surrounding the acquisition announcement date of September 12, 2005. The shares of our common stock issued in connection with the acquisition are subject to certain contractual and other restrictions on resale. Additionally, the assumed options will be valued and will be included as part of the purchase price. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.
      In addition to the initial consideration, the maximum amount potentially payable under the performance-based earn-out is approximately €1.1 billion, or approximately $1.4 billion, and would be payable in cash or common stock, at our discretion. The earn-out payments are contingent upon Skype achieving certain net revenue and gross margin-based targets, gross profit-based targets and active user targets. Base earn-out payments of up to an aggregate of approximately €877 million, or approximately $1.05 billion, weighted equally among the three targets, would be payable if the targets are achieved over any four-quarter period commencing on January 1, 2006 through June 30, 2009. Additional bonus earn out payments of up to an aggregate of approximately €292 million, or approximately $351 million, weighted equally among the three targets, would be payable if Skype exceeds the targets during calendar year 2008. Any contingent earn-out payments made will be accounted for as additional purchase price and will increase goodwill. As any contingent earn-out payments are to be paid in Euros, the Dollar amounts set forth above were based on the Euro-Dollar exchange rate as of October 12, 2005.
      Skype is a Luxembourg-based company that was established in 2003. Skype has developed software that, among other things, enables free PC to PC calls between Skype users. Skype’s premium services, which currently are its primary source of revenue, provide low-cost connectivity to traditional fixed and mobile telephones. We believe that Skype can increase the velocity of trade on our websites, especially in categories that require more involved communications, as well as enable us to develop and provide new e-commerce services.

Announced Acquisition of VeriSign, Inc.’s Payment Gateway Business
      On October 10, 2005, we announced our agreement to acquire VeriSign, Inc.’s payment gateway business. We have agreed to pay approximately $370 million, in cash or common stock, at our discretion. The acquisition is subject to regulatory and other approvals, and is expected to close in the fourth quarter of 2005. VeriSign, Inc.’s payment gateway is a real-time scalable internet payment platform that allows merchants to authorize, process, and manage online payments. Additionally, we have signed a multi-year security technology agreement with VeriSign, Inc. that calls for us to invest in the deployment of their technologies that enable and better protect online transactions, including the purchase of up to one million two-factor authentication tokens.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
      This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.
      You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.
Overview

About eBay
      eBay Inc., together with its subsidiaries (“eBay”), pioneers communities built on commerce, sustained by trust, and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites that focus on commerce and payments.
      Our Marketplaces online services create a powerful platform for the sale of goods and services by a global community of individuals and businesses. On any given day, there are millions of products and services available through auction-style and fixed-price trading.
      Our PayPal online services enable individuals and businesses to quickly, easily and securely send and receive payments online. PayPal’s services build on the existing financial infrastructure of bank accounts and credit cards and use the advanced proprietary fraud prevention systems to create safe payment solutions.

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics
      Members of our senior management team regularly review key operating metrics such as new users, active users, listings and gross merchandise volume as well as new user accounts and total payment volume processed by our PayPal subsidiary. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our marketplaces and our global payments platform, and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Our expectations for growth
      We expect that our growth in net revenues during the remainder of 2005 will result primarily from increased net transaction revenues across our Marketplaces and Payments reportable segments, both domestically and internationally. We continue to make investments in our business and infrastructure, and strive for cost and operational efficiencies to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion in our business segments and in customer support, site operations, product development, trust and safety, marketing and various corporate infrastructure areas. We are also investing in expanding the format offerings of our global online marketplace, both organically and through acquisitions. We believe these investments are necessary to support the long-term demands of our growing business. To the extent that the U.S. dollar strengthens against foreign currencies, and, in particular, the Euro, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively impact our consolidated net revenues and, to the extent that they are not hedged, our net income.
      The detailed discussion of our consolidated financial results contained herein is intended to provide information to assist investors, analysts and other parties reading this report understand our key operating and financial measures as well as the changes in our consolidated results of operations from period to period, and the primary factors that accounted for those changes.

Seasonality
      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2003
Net revenues	$476,492	$509,269	$530,942	$648,393
Current quarter vs prior quarter	15%	7%	4%	22%
2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%
2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	N/A
Current quarter vs prior quarter	10%	5%	2%
      As our business matures, transaction activity patterns on our websites increasingly mirror general consumer buying patterns, both online and offline. We have historically experienced our strongest quarters of sequential growth in the first and fourth fiscal quarters. This pattern of seasonality is reflected in the sequentially lower revenue growth rates in the second and third fiscal quarters.

Results of Operations
      The following table sets forth, for the periods presented, certain data from our condensed consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

	Three Months Ended

	September 30,	December 31,	March 31,	June 30,	September 30,
	2004	2004	2005	2005	2005

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	19.5	18.9	18.1	17.7	18.1

Gross profit	80.5	81.1	81.9	82.3	81.9

Operating expenses:
Sales and marketing	25.7	28.7	26.3	26.4	26.6
Product development	7.9	6.9	7.2	6.6	7.1
General and administrative	13.1	12.4	13.2	11.9	13.1
Payroll tax on employee stock options	0.2	0.6	0.6	0.1	0.2
Amortization of acquired intangible assets	2.0	2.1	2.2	2.4	2.6

Total operating expenses	49.0	50.7	49.4	47.5	49.6

Income from operations	31.5	30.4	32.5	34.9	32.3
Interest and other income, net	1.6	2.0	2.2	3.0	2.8
Interest expense	(0.3)	(0.2)	(0.2)	(0.0)	(0.0)

Income before income taxes and minority interests	32.9	32.2	34.5	37.8	35.0
Provision for income taxes	(10.0)	(10.2)	(9.7)	(11.0)	(11.9)
Minority interests	(0.2)	(0.0)	(0.0)	(0.0)	(0.0)

Net income	22.6	21.9	24.8	26.8	23.1

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers on our Marketplaces platforms and fees from payment processing services on our global payments platform. Our net revenues have continued to grow each year, primarily as a result of increased transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings and gross merchandise volume on our Marketplaces platforms and payment transactions processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online trading experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded trust and safety programs.
      We continued to invest in international and domestic expansion, customer support, site operations, trust and safety, corporate infrastructure, product development and marketing. In the third quarter of 2005, the cost of these investments was partially offset by operational and cost efficiencies.

Net Revenues Summary

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percent changes)
Net Revenues by Type:
Transaction net revenues
U.S. Marketplace	$330,643	32%	$434,937	$975,979	26%	$1,232,148
International Marketplace	282,294	42%	401,883	813,124	48%	1,200,741

Total Marketplaces transaction net revenues	612,937	37%	836,820	1,789,103	36%	2,432,889
Payments	166,282	44%	239,922	480,610	47%	704,236

Total transaction net revenues	779,219	38%	1,076,742	2,269,713	38%	3,137,125
Advertising and other non- transaction net revenues	26,657	8%	28,773	65,814	31%	86,417

Total net revenues	$805,876	37%	$1,105,515	$2,335,527	38%	$3,223,542

Net Revenues by Segment:
U.S. Marketplace	$347,343	29%	$449,549	$1,020,394	25%	$1,277,962
International Marketplace	286,516	43%	408,868	823,450	48%	1,221,499

Total Marketplaces net revenues	633,859	35%	858,417	1,843,844	36%	2,499,461
Payments	172,017	44%	247,098	491,683	47%	724,081

Total net revenues	$805,876	37%	$1,105,515	$2,335,527	38%	$3,223,542

Net Revenues by Geography:
U.S.	$467,545	30%	$608,428	$1,372,471	27%	$1,746,525
International	338,331	47%	497,087	963,056	53%	1,477,017

Total net revenues	$805,876	37%	$1,105,515	$2,335,527	38%	$3,223,542

      Net revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located. Our Payments segment net revenues include amounts earned internationally and domestically.

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In millions, except percentages)
Supplemental Operating Data:
Marketplaces Segment(1):
Confirmed registered users(2)	125.0	35%	168.1	125.0	34%	168.1
Active users(3)	51.7	32%	68.0	51.7	32%	68.0
Number of non-stores listings(4)	327.7	24%	407.0	963.3	26%	1,209.0
Number of stores listings(4)	20.3	154%	51.6	44.7	172%	121.5
Gross merchandise volume(5)	$8,307	30%	$10,800	$24,358	33%	$32,286
Payments Segment:
Total accounts(6)	56.7	53%	86.6	56.7	53%	86.6
Active accounts(7)	17.4	41%	24.5	17.4	41%	24.5
Number of payments(8)	83.4	41%	117.4	240.3	42%	341.0
Total payment volume(9)	$4,637	44%	$6,667	$13,308	46%	$19,371

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay’s trading platforms.

(3)	All users, excluding users of Half.com, Internet Auction, Rent.com, Shopping.com, and our classifieds websites, who bid on, bought, or listed an item within the previous 12-month period. Includes users of eBay EachNet and eBay India since their migration to the eBay platform in September 2004 and April 2005, respectively.

(4)	All listings on eBay’s trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay’s trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all personal, premier, or business accounts opened, excluding accounts that have been closed or locked, and including users that made payments using PayPal but have not registered.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system within the previous three-month period.

(8)	Total number of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.
      Our Marketplaces segment includes our online marketplace trading, classifieds and other platforms other than our PayPal subsidiary. Certain of the disclosures above give the results of our Marketplaces reportable segment by geography. The Payments reportable segment includes our global payments platform consisting of our PayPal subsidiary.
      Our net revenues result from fees associated with our transaction, advertising and other services in our Marketplaces and our Payments segment. Net transaction revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from advertising are derived principally from the sale of banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users.

Marketplaces Net Transaction Revenues
      Total net transaction revenues from our Marketplaces segment increased 37% and 36% in the aggregate during the third quarter and first nine months of 2005, respectively, compared to the same periods in the prior year. The growth in both domestic and international net transaction revenues was primarily the result of increased transaction activity, reflected in the growth of the number of registered users, active users, listings and gross merchandise volume. Gross merchandise volume from Marketplaces increased 30% and 33% during the third quarter and first nine months of 2005, respectively, compared to the same periods of the prior year. During the third quarter and first nine months of 2005, there was gross merchandise volume growth across all major categories, with our motors, clothing & accessories, home & garden, consumer electronics, computers, books, movies, and music, and sports categories contributing most to such year-over-year growth.

U.S. Marketplace
      U.S. Marketplace net transaction revenues increased 32% and 26% during the third quarter and first nine months of 2005, respectively, compared to the same periods in the prior year. Net transaction revenues derived from the U.S. Marketplace represented 40% and 39% of the total net transaction revenues in both the third quarter and first nine months of 2005, respectively, compared to 42% and 43%, respectively, in the same periods of the prior year. Gross merchandise volume from the U.S. Marketplace increased 21% and 20% during the third quarter and first nine months of 2005, respectively, compared to the same periods of the prior year. The U.S. Marketplace is our largest and most developed business. We expect net transaction revenues from our U.S. Marketplace to increase during the remainder of 2005, but to decrease as a percentage of total Marketplaces net transaction revenues as the International Marketplace segment grows in significance. In addition, even as the U.S. Marketplace continues to grow in total, we expect the growth rate during the remainder of 2005 to be lower than that of 2004.

International Marketplace
      International Marketplace net transaction revenues increased 42% and 48% during the third quarter and first nine months of 2005, respectively, compared to the same periods of the prior year. International Marketplace net transaction revenues as a percentage of total net transaction revenues was 37% and 38% during the third quarter and first nine months of 2005, respectively, compared to 36% in both the same periods of the prior year. Gross merchandise volume from the International Marketplace increased 40% and 48% during the third quarter and first nine months of 2005, respectively, compared to the same periods of the prior year. The growth in our International Marketplace net transaction revenues, in total and as a percentage of total net transaction revenues, was primarily the result of strong performances in the United Kingdom and Germany as well as significant increases in certain of our less established markets, particularly Australia, France and Italy. The relative strength of the Euro against the U.S. dollar resulted in increased net revenues of approximately $3.2 million and $47.5 million during the third quarter and first nine months of 2005, respectively, as compared to the same periods of the prior year. Changes in foreign currency rates will impact our operating results, and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted. Even as the International Marketplace continues to grow in total, we expect that the growth rate of our International Marketplace net transaction revenues will continue to decline during the remainder of 2005.

Payments Segment Net Transaction Revenues
      Payments segment net transaction revenues increased 44% and 47% during the third quarter and first nine months of 2005, respectively, compared to the same periods of the prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 22% during both the third quarter and first nine months of 2005, compared to 21% in both the same periods of the prior year. The growth in our Payments segment net transaction revenues, both in total and as a percentage of total net transaction revenues, is primarily the result of increases in PayPal transaction volume driven by the growth in both eBay Marketplace and PayPal merchant services transactions, and the higher penetration of PayPal in the eBay Marketplace.
      Our Payments segment net transaction revenues as a percentage of total payment volume was 3.6% during both the third quarter and first nine months of 2005, compared to 3.6% in both the same periods of the prior year. The growth in Payments segment net transaction revenues was positively affected by PayPal’s continued penetration of eBay Marketplace transactions, particularly in the United States and the United Kingdom. Further, Payments segment net transaction revenues have grown in connection with the increase in our eBay Marketplace gross merchandise volume during the third quarter and first nine months of 2005 as compared to the same periods of the prior year. In addition, revenues increased as a result of an increase in total payment volume for our PayPal merchant services transactions. The total payment volume for our PayPal merchant services transactions was approximately $2.1 billion and $5.9 billion in the third quarter and first nine months of 2005, respectively, which represents 32% and 30% of PayPal’s total payment volume. The total payment volume for our PayPal merchant services transactions was approximately $1.4 billion and $4.1 billion, respectively, in the same periods of the prior year, which represents 30% and 31% of PayPal’s total payment volume. The relative strength of the Euro against the U.S. dollar did not have a significant impact on the net revenues during the third quarter of 2005 and increased net revenues by approximately $5.2 million during the first nine months of 2005, as compared to the same periods of the prior year.
      Net transaction revenues from the Payments segment earned internationally totaled $88.2 million and $255.5 million during the third quarter and first nine months of 2005, respectively, representing 37% and 36% of total Payments segment net transaction revenue during those periods. This can be compared to net transaction revenues from the Payments segment earned internationally of $51.8 million and $139.6 million during the third quarter of and first nine months of 2004, respectively, representing 31% and 29% of total Payments segment net transaction revenue. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect the Payments segment net transaction revenues to increase in total during the remainder of 2005 and for net transaction revenues earned internationally to increase in total and as a percentage of the Payments segment net transaction revenues. We also expect that the Payments segment net transaction revenues may continue to increase as a percentage of total net transaction revenues in the remainder of 2005.

Advertising and Other Non-Transaction Net Revenues
      Advertising and other non-transaction net revenues increased during the third quarter and first nine months of 2005 as compared to the same periods in 2004. Advertising and other non-transaction net revenues represented 3% of total net revenues during the third quarter and first nine months of 2005 and of 2004. We continue to view our business as primarily transaction driven and we expect advertising and other non-transaction net revenues to continue to represent a relatively small portion of total net revenues during the remainder of 2005.

Cost of Net Revenues

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
Cost of net revenues	$157,121	28%	$200,375	$438,010	32%	$578,584
As a percentage of net revenues	19.5%		18.1%	18.8%		17.9%
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
      The increase in cost of net revenues during the third quarter and first nine months of 2005, compared to the same periods in the prior year, was primarily due to an increase in the volume of transactions on our Marketplaces and Payments websites, and continued development and expansion of our customer support and site operations infrastructure. Payment processing costs increased $22.4 million and $59.1 million during the third quarter and first nine months of 2005, respectively, compared to the same periods of the prior year. This increase reflects the increase in PayPal’s total payment volume and increased payment processing costs primarily related to the growth of our eBay Marketplace activity. Aggregate customer support and site operations costs increased approximately $16.6 million and $68.1 million during the third quarter and first nine months of 2005, respectively, compared to the same periods of the prior year. The decrease in cost of net revenues as a percentage of net revenues for both the third quarter and first nine months of 2005 as compared to the same periods of the prior year is primarily due to lower payment processing costs as a percentage of total payment volume in our Payments segment as compared to prior periods. Costs of net revenues are expected to increase in total and as a percentage of net revenues during the remainder of 2005 primarily due to our recent acquisitions of Shopping.com and Skype, each of which currently has a lower gross margin than our marketplaces businesses.

Operating Expenses

Sales and Marketing

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
Sales and marketing	$207,155	42%	$293,746	$588,995	45%	$852,239
As a percentage of net revenues	25.7%		26.6%	25.2%		26.4%
      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.
      The increase in sales and marketing expenses in the third quarter and first nine months of 2005 as compared to the same periods in the prior year was primarily due to our continued investment in growing our global user base. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increase. Combined advertising and marketing costs increased $53.6 million and $163.1 million during the third quarter and first nine months of 2005, respectively, as compared to the same periods of the prior year. This increase, both in dollars and as a percentage of net revenues, was primarily the result of international expansion and industry-wide increases in Internet marketing rates, partially offset by marketing efficiencies. Employee-related costs increased by approximately $19.5 million and $61.3 million during the third quarter and first nine months of 2005, respectively, as compared to the same periods of the prior year. Sales and marketing expenses are expected to increase in total and as a percentage of net revenues during the remainder of 2005 due primarily to increased seasonal advertising in the fourth quarter of the year and due to our recent acquisition of Shopping.com, which has a higher sales and marketing expense as a percentage of net revenues than our other businesses. In addition, our online marketing expenses are expected to increase because of increases in the volume of, online advertising that we expect to purchase in order to attract new customers and increase user activity on our websites, including growth initiatives in sales and marketing activities in our Marketplaces segment.

Product Development

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
Product development	$63,403	24%	$78,881	$176,079	27%	$224,309
As a percentage of net revenues	7.9%		7.1%	7.5%		7.0%
      Product development expenses consist primarily of employee compensation, consultant costs, facilities costs and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts. These capitalized costs totaled $9.0 million and $27.7 million in the third quarter and first nine months of 2005, respectively, and are reflected as a cost of net revenues when amortized in future periods. During the third quarter and first nine months of 2004, capitalized costs for major site and other product development efforts totaled $10.7 million and $30.7 million, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our Marketplaces and Payments businesses.
      The increase in product development expenses in the third quarter and first nine months of 2005, as compared to the same periods in the prior year was primarily the result of increased headcount to support various platform development initiatives in our Marketplaces and Payments segments, domestically and internationally. Employee-related costs increased by approximately $9.0 million and $31.1 million during the third quarter and first nine months of 2005, respectively, as compared to the same periods in the prior year. Product development expenses may increase in total and slightly as a percentage of net revenues during the remainder of 2005 as we develop new features and functionality and continue to improve and expand operations across all our platforms.

General and Administrative

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
General and administrative	$105,871	36%	$144,287	$299,447	37%	$410,016
As a percentage of net revenues	13.1%		13.1%	12.8%		12.7%
      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance and professional fees.
      The increase in general and administrative expenses in the third quarter and first nine months of 2005 as compared to the same periods of the prior year was primarily due to employee related and facilities costs. The increases in employee related costs resulted from continued headcount growth primarily in trust and safety and corporate functions. Employee-related costs increased by approximately $22.7 million and $68.8 million during the third quarter and first nine months of 2005, respectively, compared to the same periods of the prior year. Facilities costs increased by approximately $13.4 million and $35.5 million during the third quarter and first nine months of 2005, respectively, as compared to the same periods of the prior year. PayPal’s payment transaction loss expense increased approximately $5.5 million and $14.3 million during the third quarter and first nine months of 2005, as compared to same periods of the prior year. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, totaled 0.24% during both the third quarter and first nine months of 2005 as compared to 0.22% and 0.25%, respectively, during the same periods of the prior year. The increase in this percentage during the third quarter of 2005 as compared to the same period of the prior year was due primarily to expanded consumer protection programs. We expect general and administrative expenses to increase and may slightly increase as a percentage of net revenues during the remainder of 2005 due to higher seasonal transaction loss rates in our Payments segment as well as increasing consumer protection costs.

Payroll Tax on Employee Stock Options

	Three Months		Three Months	Nine Months
	Ended		Ended	Ended		Nine Months
	September 30,	Percent	September 30,	September 30,	Percent	Ended
	2004	Change	2005	2004	Change	September 30, 2005

	(In thousands, except percentages)
Payroll tax expense from employee stock options	$1,957	17%	$2,291	$12,289	(22)%	$9,582
As a percentage of net revenues	0.2%		0.2%	0.5%		0.3%
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

Amortization of Acquired Intangible Assets

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
Amortization of acquired intangible assets	$16,456	77%	$29,199	$46,188	68%	$77,516
As a percentage of net revenues	2.0%		2.6%	2.0%		2.4%
      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in online e-commerce. These purchase transactions generally result in the creation of acquired intangible assets and lead to a corresponding increase in the amortization expense in future periods. The increase in amortization of acquired intangibles during the third quarter and first nine months of 2005 compared to the same periods of the prior year is due to the business acquisitions consummated during 2004 and in the first nine months of 2005.
      Intangible assets include purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, using the straight-line method over estimated useful lives ranging from one to eight years.

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Our annual impairment test was carried out as of August 31, 2005, and we determined that there was no impairment. There were no events or circumstances from that date through September 30, 2005 indicating that a further assessment was necessary.
      We expect amortization of acquired intangible assets to increase during the remainder of 2005 as a result of the intangible assets associated with our acquisitions of Shopping.com and Skype. Amortization of acquired intangible assets will also increase should we make additional acquisitions in the future.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
Interest and other income, net	$13,163	133%	$30,657	$59,105	45%	$85,585
As a percentage of net revenues	1.6%		2.8%	2.5%		2.7%
      Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.
      Our interest and other income, net, increased during the third quarter and first nine months of 2005 as compared to the same periods of the prior year, primarily as a result of increased interest income due to increased cash, cash equivalents and investments balances and higher interest rates. The weighted-average interest rate of our portfolio was approximately 3.2% and 2.8% in the third quarter and first nine months of 2005, respectively, compared to 1.6% and 1.5%, respectively, in the same periods of the prior year. We expect that our interest income will decrease for the remainder of 2005 due to lower investment balances as a result of the cash portion of the purchase price payment related to the acquisition of Skype.

Interest Expense

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
Interest expense	$2,236	(81)%	$431	$6,614	(61)%	$2,556
As a percentage of net revenues	0.3%		0.0%	0.3%		0.1%
      Interest expense consists of interest charges related to our San Jose headquarters lease facilities, capital leases, and mortgage notes.
      Interest expense decreased during the third quarter and first nine months of 2005 as compared to the same periods of the prior year primarily due to the payment of the lease obligation for our San Jose headquarters facility on March 1, 2005. As a result, we expect our interest expense will decrease both in total and as a percentage of net revenues during the remainder of 2005.

Provision for Income Taxes

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
Provision for income taxes	$80,749	63%	$131,989	$248,103	42%	$351,455
As a percentage of net revenues	10.0%		11.9%	10.6%		10.9%
Effective tax rate	30%		34%	30%		30%
      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate, offset by decreases resulting from foreign income with lower effective tax rates and tax credits.
      The higher effective tax rates for the third quarter of 2005 as compared to the same period of the prior year resulted primarily from a $16.6 million charge related to the final application of tax regulations requiring the inclusion of stock option expense in intercompany cost sharing arrangements. The effective tax rate for the first nine months of 2005 reflects this charge, offset by the increasing profit contribution from our international operations that are subject to lower tax rates.
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

Minority Interests

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Percent	September 30,	September 30,	Percent	September 30,
	2004	Change	2005	2004	Change	2005

	(In thousands, except percentages)
Minority interests	$(1,742)	(100)%	$(2)	$(6,063)	(99)%	$(48)
As a percentage of net revenues	0.2%		0.0%	0.3%		0.0%
      Minority interests represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in one of our subsidiaries during the third quarter and first nine months of 2005 and 2004.
      The change in minority interests in the third quarter and first nine months of 2005 as compared to the same periods of the prior year was primarily due to our acquisition of an approximately 38% additional ownership interest in Internet Auction during 2004.

Impact of Foreign Currency Translation
      During the third quarter and first nine months of 2005, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other customer is located, accounted for approximately 45% and 46% of our consolidated net revenues, respectively, as compared to approximately 42% and 41% of our net revenues in the same periods of the prior year. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local markets, and include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, Australian dollars, Chinese renminbi, and Indian rupee. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.
      During the third quarter and first nine months of 2005, the U.S. dollar weakened against most of the foreign currencies listed above, as compared to the same periods in the prior year. Using the weighted-average foreign currency exchange rates from the third quarter of 2004, our net revenues for the third quarter of 2005 would have been lower than we reported using the actual exchange rate for the third quarter of 2005, by approximately $3.1 million, which primarily relates to the International Marketplace. Using the weighted-average foreign currency exchange rates from the first nine months of 2004, our net revenues for the first nine months of 2005 would have been lower than we reported using the actual exchange rate for the first nine months of 2005, by approximately $52.7 million, of which $47.5 million and $5.2 million relate to the International Marketplace and our Payments segment, respectively. In addition, if the weighted-average foreign currency exchange rates from the third quarter and first nine months of 2004 were applied to our cost of revenues and operating expenses for the corresponding periods of 2005, these cost of revenues and operating expenses would have been lower in total than we reported using the actual exchange rates during these periods by approximately $4.2 million and $28.5 million, respectively. The majority of this impact relates to the relative strength of the Euro against the U.S. dollar. We expect our international operations will continue to grow in significance as we develop and deploy our global marketplace and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income. See the information in Item 3 of Part I under the subheading “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

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

Employee Stock Options
      We believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. Stock options granted during the year ended December 31, 2004, net of cancellations, represented approximately 3% of our total outstanding common stock at December 31, 2004, a substantial portion of which were granted to new employees. We expect that our stock option grants, net of cancellations, for the full year 2005 will represent approximately 2% of our total outstanding common stock at December 31, 2005.

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
      In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice (see “Note 1 — The Company and Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan.

Employees
      As of September 30, 2005, eBay Inc. and its consolidated subsidiaries employed approximately 9,300 people (excluding approximately 700 temporary employees), of whom approximately 6,200 were located in the United States (excluding approximately 600 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and on our continuing ability to find and retain highly qualified technical and managerial personnel.
Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	September 30,

	2004	2005

	(In thousands)
Net cash provided by (used in):
Operating activities	$904,108	$1,483,654
Investing activities	(1,271,914)	(848,286)
Financing activities	426,643	256,145
Effect of exchange rates on cash and cash equivalents	(4,440)	(40,960)

Net increase in cash and cash equivalents	$54,397	$850,553

      We generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2005 and 2004, mainly due to non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, tax benefits on the exercise of employee stock options resulting from personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary.
      Net cash used in investing activities during the first nine months of 2005 consisted primarily of net cash payments for acquisitions of $1.1 billion, and maturities of investments net of purchases of $485.3 million. Net cash payments for acquisitions consisted primarily of the cash payment, net of cash acquired, for the acquisition of Rent.com of approximately $431.9 million, the cash payment for the acquisition of certain international classifieds websites of approximately $81.3 million, and the cash payment for the acquisition of Shopping.com of approximately $584.4 million. Net cash used in investing activities during the first nine months of 2004 primarily consisted of purchases of investments, net of maturities, of $351.0 million, the payment of $33.4 million as the last installment of our purchase of EachNet, the payment of $137.8 million, net of cash acquired, for the acquisition of mobile.de, the payment of $46.2 million, net of cash acquired for the acquisition of Baazee.com, and the payment of $484.8 million for the purchase of additional shares of Internet Auction. Net purchases of property and equipment totaled $212.2 million during the first nine months of 2005 and $210.0 million during the first nine months of 2004 and related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion.
      The net cash flows provided by financing activities during the first nine months of 2005 consisted primarily of proceeds from stock option exercises of $384.4 million, partially offset by the payment of our lease obligation and the related minority interest for our San Jose headquarters facility totaling approximately $126.4 million. Net cash flows provided by financing activities during the first nine months of 2004 were due primarily to proceeds from stock option exercises of $429.2 million. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price is high relative to historic levels.
      The negative effect of exchange rates on cash and cash equivalents during the nine months ended September 30, 2005 and 2004 was due to the weakening of the U.S. dollar during the nine months against other foreign currencies, primarily the Euro.
      We acquired Skype on October 14, 2005. The acquisition price included an initial cash payment of $1.3 billion. We believe that our remaining cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

Capital Expenditures
      We expect capital expenditures in the range of $340 million to $400 million for the full year 2005, excluding the payment of our lease obligation for our headquarters facility in the first quarter of 2005 of $126 million.

Other Financial Arrangements
      As of September 30, 2005, we had no off-balance sheet arrangements that are reasonably likely to have a future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Acquisition of Skype Technologies SA
      On October 14, 2005, we acquired all of the outstanding securities of Skype Technologies SA (“Skype”), for a total initial consideration of approximately $2.5 billion, plus potential performance-based payments of up to $1.3 billion. In addition, we agreed to assume Skype’s stock options outstanding as of the closing date and convert them into options to acquire approximately 1.9 million shares of our common stock. The initial consideration of $2.5 billion is comprised of approximately $1.3 billion in cash and 32.8 million shares of our common stock. For accounting purposes, the stock portion of the initial consideration is valued at approximately $1.2 billion based on the average closing price of our common stock surrounding the acquisition announcement date of September 12, 2005. The shares of our common stock issued in connection with the acquisition are subject to certain contractual and other restrictions on resale. Additionally, the assumed options will be valued and will be included as part of the purchase price. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.
      In addition to the initial consideration, the maximum amount potentially payable under the performance-based earn-out is approximately for €1.1 billion, or approximately $1.4 billion, and would be payable in cash or common stock, at our discretion. The earn-out payments are contingent upon Skype achieving certain net revenue and gross margin-based targets, gross profit-based targets and active user targets. Base earn-out payments of up to an aggregate of approximately €877 million, or approximately $1.05 billion, weighted equally among the three targets, would be payable if the targets are achieved over any four-quarter period commencing on January 1, 2006 through June 30, 2009. Additional bonus earn out payments of up to an aggregate of approximately €292 million, or approximately $351 million, weighted equally among the three targets, would be payable if Skype exceeds the targets during calendar year 2008. Any contingent earn-out payments made will be accounted for as additional purchase price and will increase goodwill. Any contingent earn-out payments are to be paid in Euros, the Dollar amounts set forth above were based on the Euro-Dollar exchange rate as of October 12, 2005.
      Skype is a Luxembourg-based company that was established in 2003. Skype has developed software that, among other things, enables free PC to PC calls between Skype users. Skype’s premium services, which currently are its primary source of revenue, provide low-cost connectivity to traditional fixed and mobile telephones. We believe that Skype can increase the velocity of trade on our websites, especially in categories that require more involved communications, as well as enable us to develop and provide new e-commerce services.
      The acquisition of Skype will significantly increase our amortization of intangible assets, deferred stock-based compensation and, due to the cash acquisition consideration, will decrease our interest income. We expect that a significant portion of the purchase price will be allocated to goodwill.

Announced Acquisition of VeriSign, Inc.’s Payment Gateway Business
      On October 10, 2005, we announced our agreement to acquire VeriSign, Inc.’s payment gateway business. We have agreed to pay approximately $370 million, in cash or common stock, at our discretion. The acquisition is subject to regulatory and other approvals, and is expected to close in the fourth quarter of 2005. VeriSign, Inc.’s payment gateway is a real-time scalable internet payment platform that allows merchants to authorize, process, and manage online payments. Additionally, we have signed a multi-year security technology agreement with VeriSign, Inc. that calls for us to invest in the deployment of their technologies that enable and better protect online transactions, including the purchase of up to one million two-factor authentication tokens.
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
      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our websites, or use our payment or communication services;

•	the volume, size, timing, and completion rate of transactions on our websites;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	technical difficulties or service interruptions involving our websites or services provided to our users by third parties;

•	regulatory actions imposing obligations on our businesses (including Skype) or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions on our websites;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm the Internet, electronic commerce, or our business models;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth at a reasonable cost;

•	the costs and results of litigation that involves us;

•	our ability to integrate, manage, and profitably expand the newly-acquired Skype business;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals) and to increase the acceptance of PayPal by online merchants outside of the eBay marketplace;

•	our ability to keep our websites operational at a reasonable cost;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner, including expanding our fixed-price offerings;

•	our ability to successfully integrate and manage recent and prospective acquisitions, including the recently closed Shopping.com and Skype acquisitions, and the recently announced pending acquisition by PayPal of VeriSign, Inc.’s payment gateway business;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rates and payment funding mix;

•	the success of our geographic and product expansions;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet and other online services for commerce in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.
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
We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have declined over time and may continue to do so as the existing base of users and transactions becomes larger. The expected future growth of our PayPal and Skype businesses may also cause downward pressure on our profit margin because those businesses have lower gross margins than our eBay Marketplaces business.

There are many risks associated with our international operations.
      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., and South Korea, has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 42% and 46% of our net revenues in 2004 and the first nine months of 2005, respectively. Expansion into international markets requires management attention and resources and requires us to localize our service to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies who understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, Skype and Shopping.com, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of Internet services, auctioneering, professional selling, distance selling, communications, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require special licensure, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and communications infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent consumer protection, data protection and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.
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
      We maintain a portion of Shopping.com’s research and development facilities and personnel in Israel, and as a result, political, economic and military conditions in Israel affect those operations. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring states could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of Shopping.com’s employees in Israel are obligated to perform up to 36 days of military reserve duty each year, and are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Shopping.com’s

Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect its business.

Our operations in China are subject to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.
      Our operations in the People’s Republic of China, or PRC, are conducted through our EachNet subsidiary and through a PayPal subsidiary. EachNet and PayPal are Delaware corporations and foreign persons under the laws of the PRC and are subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet and PayPal, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the eBay EachNet website is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. The PayPal China website is operated through a foreign-owned enterprise owned by PayPal’s International headquarters entity, which acts in cooperation with a local PRC company owned by certain local employees. We believe EachNet’s and PayPal’s current ownership structure complies with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. The People’s Bank of China, or PBOC, has recently proposed guidelines for payment settlement organizations which, if enacted and applied to PayPal’s operations in China, could have a material adverse effect on those operations, including, but not limited to requiring PayPal to act in cooperation with a different local PRC entity approved by the PBOC. There are also uncertainties regarding EachNet’s and PayPal’s ability to enforce contractual relationships it has entered into with respect to management and control of the company’s business. If EachNet or PayPal were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely. In addition, any finding of a violation by EachNet or PayPal of PRC laws or regulations could make it more difficult for us to launch new or expanded services in the PRC.
      Although Skype does not conduct operations in the PRC directly, its service is used by residents of the PRC. PRC regulations surrounding VoIP telephony are unclear or non-existent, and the PRC may adopt regulations that restrict or prohibit the use of Skype’s services. Recent press reports have indicated that certain provinces in the PRC may be taking steps to restrict the use of Skype’s services.

We are exposed to fluctuations in currency exchange rates.
      Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as it did in 2004 and the first quarter of 2005, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. The change in weighted average foreign currency exchange rates in the first nine months of 2005 relative to the first nine months of 2004 resulted in an increase in net revenues of approximately $52.7 million and an increase in aggregate cost of revenues and operating expenses of approximately $28.5 million. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, these hedges are relatively costly and, even with them in effect, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

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

Skype depends on key technology that is licensed from third parties.
      Skype licenses from third parties it does not control technology underlying certain components of its service, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the audio codec used to provide high sound quality. Both of these technologies are key to the service Skype provides. In addition, various other technologies used by Skype to provide its service are licensed from third parties. Although Skype has contracts in place with its third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in service delays, a decrease in service quality, or a complete failure of Skype’s service until equivalent technology or suitable alternative products can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing and/or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or to license or develop alternative technologies would harm Skype’s business.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.
      We have acquired a number of businesses in the past, and have completed or announced eight acquisitions in 2005. These include, most recently, the acquisition of Skype, the acquisition of Shopping.com, and the pending acquisition through PayPal, of VeriSign, Inc.’s payment gateway business.
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

•	diversion of management time, as well as a shift of focus from operating the businesses to issues of integration and future products, particularly given the large number and size and varying scope of our recent acquisitions;

•	declining employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;

•	the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

•	in some cases, including in connection with our pending acquisition of VeriSign’s payment gateway business, the need to transition operations, users, and/or customers onto our existing platforms.
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
      Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require an increased focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. In addition, we are supporting an increasing number of brands, each of which requires its own resources. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we do attract new users to our services, they may not conduct transactions over our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

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
      We do not collect taxes on the goods or services sold by users of our services. One or more states or foreign countries may seek to impose a tax collection or reporting or record-keeping obligation on companies such as eBay that engage in or facilitate e-commerce. Such an obligation could be imposed if eBay were ever deemed to be the legal agent of eBay sellers by a jurisdiction in which eBay operates. A successful assertion by one or more states or foreign countries that we should collect taxes on the exchange of merchandise or services on our websites would harm our business.
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

Fraudulent activities on our websites and disputes between users of our services may harm our business.
      PayPal faces significant risks of loss due to fraud and disputes between senders and recipients, including:

•	non-delivery of, or disputes over the quality of, goods and services due to merchant fraud or inadequate merchant business practices;

•	reversal of payment by buyers both for legitimate reasons and in cases of buyer fraud;

•	unauthorized use of credit card and bank account information and identity theft;

•	the need to provide effective customer support to process disputes between senders and recipients;

•	potential breaches of system security;

•	potential employee fraud; and

•	use of PayPal’s system by customers to make or accept payment for illegal or improper purposes.
      For the year ended December 31, 2004 and the nine months ended September 30, 2005, PayPal’s transaction loss expense totaled $50.5 million and $47.0 million, representing 0.27% and 0.24% of PayPal’s total payment volume, respectively. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.
      PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal would be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud.
      PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase from buyer fraud, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal has been assessed substantial fines for excess chargebacks in the past, and excessive chargebacks may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures may not be effective against new forms of fraud. If these measures do not succeed, our business will suffer.
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
      In 2002, both Visa and MasterCard adopted new operating rules for Internet payment services like PayPal. In order to comply with the associations’ new rules, PayPal and its credit card processors have implemented changes to existing business processes for merchant customers. Any problems with this implementation could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal also could be subject to fines from MasterCard and Visa if it fails to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with MasterCard and Visa and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its credit card processor relating to PayPal’s failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards or changes in PayPal’s process for registering new customers, which would seriously damage PayPal’s business.

Changes in PayPal’s funding mix could adversely affect PayPal’s results.
      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 53% and 52% of PayPal’s payment volume using credit cards during 2004 and the first nine months of 2005, respectively, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal. PayPal has received inquiries regarding its disclosure practices with regard to funding mechanisms from the attorneys general of a number of states, and in March 2005, a complaint seeking class action status was filed alleging, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism is deceptive. While we believe PayPal’s disclosure is legal and accurate, any required change to our disclosure practices could result in increased use of credit card funding, damaging PayPal’s business.

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
      We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board, and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of e-commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned above. However, PayPal has received written communications in the past from state regulatory authorities expressing the view that its service might constitute an unauthorized banking business. PayPal has taken steps to address these states’ concerns. However, we cannot guarantee that the steps PayPal has taken to address these regulatory concerns will be effective in all states, and one or more states may conclude that PayPal is engaged in an unauthorized banking business. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps it has taken to resolve these states’ concerns are deemed sufficient by the state regulatory authorities, PayPal could be subject to fines and penalties for its prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.
      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.25 million transactions per day during the first nine months of 2005, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in markets outside the U.S. is unclear.
      PayPal currently allows its customers with credit cards to send payments from 54 markets outside the U.S., and to receive payments in 42 of those markets. In 25 of these 42 markets, customers can withdraw funds to local bank accounts, and in eight of these markets customers can withdraw funds by receiving a bank draft in the mail. PayPal offers customers the ability to send or receive payments denominated in U.S. dollars, British pounds, Euros, Canadian dollars, Chinese yen, and Australian dollars. We act in cooperation with a local company in the People’s Republic of China, or PRC, which offers PRC residents the ability to send or receive payments denominated in renminbi. In March 2005, PayPal received an Australian Financial Services License from the Australian Securities and Investments Commission. In February 2004, PayPal (Europe) Ltd., a wholly-owned subsidiary of PayPal, received a license to operate as an Electronic Money Institution in the United Kingdom as a vehicle for providing localized versions of PayPal’s service to customers in the EU. 25 of the 55 markets outside of the U.S. whose residents can use the PayPal service are members of the European Union. As PayPal (Europe) develops localized services for the domestic market in these countries, it is implementing such localized services through an expedited “passport” notification process through the UK regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to UK consumer protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.
      In many markets outside of the U.S. and the European Union, it is not clear whether PayPal’s U.S.-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, future localization or targeted marketing of PayPal’s service in those countries could require licensure and other laws of those countries (such as data protection and anti-money laundering laws) may apply. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

Growth of Skype’s business may be harmed by a lack of public acceptance of Voice over Internet Protocol (VoIP) telephony, new or existing regulations, or the actions of competitors.

The VoIP communications medium is in its early stages and may not achieve broad public acceptance.
      The success of Skype’s service depends on continued growth in its network of users, which in turn depends on wider public acceptance of VoIP telephony. The VoIP communications medium is in its early stages, and it may not develop a broad audience. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets, the need to leave a personal computer on in order to make or receive calls, or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. There is no assurance that VoIP will ever achieve broad public acceptance.

The current regulatory environment for VoIP services is unclear, and Skype’s business could be harmed by new regulations or the application of existing regulations to its services.
      The current regulatory environment for VoIP services is unclear. Skype’s VoIP communications services are not currently subject to all of the same regulations that apply to traditional telephony. VoIP providers are generally subject to different regulatory regimes in different countries, and in some cases are subject to lower regulatory fees and lesser regulatory requirements. Governments may impose increased fees and administrative burdens on VoIP providers. Increased fees could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund in the United States and elsewhere, and other charges. New laws and regulations may require Skype to meet various emergency service requirements (such as “e911”), disability access requirements, consumer protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy on Skype’s network could also slow adoption of its service. The increasing growth of the VoIP telephony market and popularity of VoIP telephony products and services heighten the risk that governments will seek to regulate VoIP telephony and the Internet. In the United States, various state legislatures are considering legislation to impose their own requirements and taxes on VoIP services. Increased regulatory requirements or VoIP would increase Skype’s costs, and, as a result, our business would suffer.
      Regulatory agencies may require Skype to conform to rules that are unsuitable for VoIP communications technologies, that are difficult or impossible to comply with due to the nature of IP routing, or that are unnecessary or unreasonable in light of the manner in which we offer service to our customers. For example, while suitable alternatives may be developed in the future, the current IP network does not enable Skype to identify the geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to-computer calls, either of which may make complying with future regulatory requirements, such as emerging service requirements, difficult or impossible.
      In many countries in which Skype operates or provides VoIP services, the laws that may relate to its services are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which Skype’s service is offered, that Skype or its customers will be able to comply with existing or future requirements, or that Skype or its customers will continue in full compliance with any requirements. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.
      New rules and regulations are being considered in various countries around the world. Such new rules and regulations could increase our costs of doing business or prevent us from delivering our products and services over the Internet, which could adversely affect Skype’s customer base and its revenue.

Actions by competitors such as incumbent telephone companies could harm Skype’s service.
      Skype depends on many of its competitors, such as incumbent telephone companies and cable operators, for access to broadband, Internet, telecommunications and other services needed to provide its service. Such competitors could use a number of methods to disrupt or degrade the quality of Skype’s service in various ways such as restricting or prohibiting the use of their lines for our services, filtering, blocking or delaying VoIP packets used to transmit users’ calls, or denying requests for number portability. These activities are technically feasible, and recent U.S. regulatory changes may permit competitors to take these actions in the U.S. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the VoIP telephony market, seeking to encourage the increased regulatory burdens described above.

We are subject to regulations relating to consumer privacy.
      Many jurisdictions have laws that limits the uses of personal information gathered online or offline Several new jurisdictions have recently passed such laws, and jurisdictions with these laws continually consider strengthening them, especially against online services. eBay and PayPal in certain instances are subject to some of these current laws. PayPal may also be subject to recently enacted legislation in several states and countries imposing greater restrictions on the ability of financial services companies to share user information with third parties without affirmative user consent. However, the Fair and Accurate Credit Transactions Act of 2003, or FACT, included a provision preempting conflicting state laws on the sharing of information between corporate affiliates, and as a result we believe that PayPal and eBay will not be subject to the laws of each individual state with respect to matters within the scope of FACT, but will remain subject to the provisions of FACT and the Fair Credit Reporting Act. Courts are currently determining the scope of these preemptive provisions.
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
      Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by eBay, PayPal or Skype but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. We actively pursue the parties responsible for these attempts at misappropriation, and we have developed tools to detect, and help users detect, fake websites and unauthorized access to customer accounts and we encourage our users to divulge sensitive information only after they have verified that they are on our legitimate websites, but we cannot entirely eliminate these types of activities.

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
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. A claim construction hearing was held on August 19, 2005. The defendants have filed a motion for summary judgment of noninfringement and a motion for summary judgment on the priority date of the parent patent and consequential invalidity of the two subsequent patents. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that the remaining part of the plan of allocation will be submitted to the court in the fourth quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. We have filed an answer to the plaintiffs’ third amended complaint, and are currently in the initial phase of discovery. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint. We have agreed to stay the demurrer and participate in a mediation with the plaintiffs, which is scheduled to take place in October 2005. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. The parties agreed to stay further proceedings pending a mediation hearing, which took place in July 2005. The parties are continuing mediation discussions, though the stay of proceedings has expired. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.
      In January 2005, 51 former shareholders of Epinions, Inc. common stock including founders and former employees of that company filed a lawsuit in Superior Court of the State of California County of San Francisco (No. CGC 05-437906) related to the April 2003 merger of Epinions and DealTime, Ltd. The lawsuit was filed against certain of Epinions’ former officers and directors and preferred shareholders and the company that resulted from the merger, Shopping.com Ltd. eBay completed its acquisition of Shopping.com Ltd. on August 30, 2005. The lawsuit contended that the defendants were responsible for breaches of fiduciary duty and material misstatements and omissions, that defendants undervalued the DealTime stock that Epinions’ shareholders received in connection with the merger, and that plaintiffs’ common stock of Epinions was wrongfully cancelled without compensation. Defendants disputed the contentions of the case and denied any allegations of wrongdoing. In September 2005, the parties tentatively reached agreement as to the monetary terms for settlement of the dispute. The settlement remains subject to the final written approval of the parties. The tentative settlement amount has been accounted for as an assumed liability in connection with our acquisition of Shopping.com.
      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments and communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
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
      Skype’s future success depends substantially upon the continued services of its senior management and key personnel, and the loss of their services could harm our business. Several key members of Skype’s engineering team are consultants, not full time employees, who provide services to us and third parties. Many of Skype’s employees had equity in Skype prior to its acquisition by eBay. Skype equity holders were given the option of receiving their portion of the acquisition consideration in the form of a lump-sum up-front payment or receiving a lower up-front payment in exchange for the possibility of receiving additional consideration in the form of potential earn-out payments tied to the achievement of certain performance targets prior to June 30, 2009. Most of Skype’s senior management and key employees chose to receive less up-front consideration in exchange for the possibility of receiving the performance-based earn-out payments. Eligible Skype employees are also expected to be granted eBay stock options. However, the earn-out payments are not tied to continued employment with Skype or eBay, and key Skype employees may choose to depart due to differences in corporate culture, because they believe the earn-out targets will be achieved without their contributions, or because they believe the earn-out targets are not achievable. The loss of the services of any of Skype’s senior management or key personnel could delay the development and introduction of new features and services, and could harm our ability to grow Skype’s business.

Our industry is intensely competitive.
      eBay’s Marketplaces businesses currently or potentially compete with a number of companies providing both particular categories of goods and broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low, and current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful e-commerce companies.
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
      A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes. We recently acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google’s Froogle, In-Store.com, MySimon.com, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.
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

Clothing & Accessories: Abercrombie & Fitch, AE.com, Bloomingdale’s, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, DSW, Eddie Bauer, eBags, eLuxury, The Gap, J. Crew, Kohl’s, Land’s End, Lane Bryant, The Limited, LLBean, Macy’s, The Men’s Wearhouse, Neiman-Marcus, Nordstrom, Old Navy, Overstock.com, Payless, Ross, Saks Fifth Avenue, Shoes.com, Urban Outfitters, Victoria’s Secret, Yoox.com, and Zappos.com;

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

Computers, Consumer Electronics, and Cameras & Photo: Abe Electronics, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Computer Discount Warehouse, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, The Good Guys, Hewlett Packard, IBM, MicroWarehouse, Over-

stock.com, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, major wireless carriers, and computer, consumer electronics, and photography retailers;

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

Jewelry & Watches: Bluenile.com, Diamond.com, Macy’s, Mondera.com, HSN.com, QVC.com, Odimo.com, Ross-Simons, ShopNBC.com, Signet/ Sterling, Tiffany, Whitehall, Zales, and a variety of independent jewelry and watch retailers who have opened their own ecommerce sites;

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

      Our international marketplace websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum and Gmarket in South Korea, TaoBao and 1pai, a partnership between Sina.com and Yahoo! in China, and Amazon in the U.K. and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.
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
      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including Card Services International, Chase, First Data, iPayment, Paymentech, and Wells Fargo; and payment gateways, including CyberSource, VeriSign, and Authorize.net;

•	Western Union, BidPay.com and Western Union MoneyZap, each operated by subsidiaries of First Data;

•	CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions; and

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and Net Estate.
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
      Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, ING’s Way2Pay and Royal Bank of Scotland’s World Pay in the European Community, NOCHEX, Moneybookers, and NETeller and FirePay in the U.K., CertaPay and HyperWallet in Canada, Paymate in Australia, Alipay and 99Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.
      The market for Skype’s services is also emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP services that compete with the services Skype provides. In addition, many Internet companies, including AOL, Google, Microsoft, and Yahoo! offer, or have indicated that they plan to offer in the near future, VoIP services that are similar to Skype’s. We expect VoIP competitors to continue to improve the performance of their current products and services and introduce new products, services, and technologies. If Skype’s competitors successfully introduce new products or services or enhance their existing products or services, this could reduce the market for Skype’s products and services, increase price competition, or make Skype’s products and services obsolete. For example, Skype’s competitors may integrate more traditional methods of online communication that do not involve VoIP technology, such as instant messaging, with content and functionality that Skype does not have, or that is superior to Skype’s, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing service. In addition, some of Skype’s competitors, such as telecommunications carriers and cable television providers, may be able to bundle services and products that Skype does not offer with VoIP telephony services. These services could include various forms of wireless communications, voice and data services, Internet access and cable television. This form of bundling would put Skype at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. Furthermore, competitors may choose to make their services interoperable (as has recently been announced by Microsoft and Yahoo) which could increase the attractiveness of their services relative to Skype.
      Many of Skype’s current and potential competitors have longer operating histories, are substantially larger, and have greater financial, marketing, technical, and other resources. Many also have greater name recognition and a larger installed base of customers than Skype has. As a result of their greater resources, many current and potential competitors may be able may be able to lower their prices substantially, thereby eroding some or all of Skype’s cost advantage. Competitors may also use their financial resources to lobby the government for greater protection of their traditional businesses and to impose costly regulatory burdens on Skype’s business.

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
      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2005, our fixed-income investments earned a pre-tax yield of approximately 3.2%, with a weighted average maturity of three months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $11.2 million.
Equity Price Risk
      We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three or nine months ended September 30, 2005 or 2004 relating to the other-than-temporary impairment in the fair value of equity investments. At September 30, 2005, the total carrying value of our equity instruments and equity method investments was $50.8 million.
Foreign Currency Risk
      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at September 30, 2005, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $621.9 million.

Transaction Exposure:
      As of September 30, 2005, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $296.4 million with maturity dates within 32 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2005, was a net translation loss of approximately $96.2 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.
      We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three and nine months ended September 30, 2005, the realized gains and losses related to these hedges were not significant.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the three and nine months ended September 30, 2005. The objective of the forward contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the forward contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and accumulated other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the three and nine months ended September 30, 2004 and 2005, the realized gains and losses related to these hedges were not significant. The notional amount or our economic hedges receiving hedge accounting treatment and the losses, net of gains, recorded to accumulated other comprehensive income as of September 30, 2004 was $49.9 million and $1.4 million, respectively. The notional amount of our economic hedges receiving hedge accounting treatment and the gains, net of losses, recorded to accumulated other comprehensive income as of September 30, 2005 was $77.7 million and $1.7 million, respectively.

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
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A scheduling conference was held in November 2004 and a preliminary trial date has been set for February 2006. A claim construction hearing was held on August 19, 2005. The defendants have filed a motion for summary judgment of noninfringement and a motion for summary judgment on the priority date of the parent patent and consequential invalidity of the two subsequent patents. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders will be eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation, part of which still must be approved by the court. The parties expect that the remaining part of the plan of allocation will be submitted to the court in the fourth quarter of 2005. The amount of the settlement was fully accrued in our consolidated statement of income for the year ended December 31, 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. We have filed an answer to the plaintiffs’ third amended complaint, and are currently in the initial phase of discovery. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint. We have agreed to stay the demurrer and participate in a mediation with the plaintiffs, which is scheduled to take place in October 2005. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. The parties agreed to stay further proceedings pending a mediation hearing, which took place in July 2005. The parties are continuing mediation discussions, though the stay of proceedings has expired. We believe that eBay and PayPal have meritorious defenses and intend to defend ourselves vigorously.
      In January 2005, 51 former shareholders of Epinions, Inc. common stock including founders and former employees of that company filed a lawsuit in Superior Court of the State of California, County of San Francisco (No. CGC 05-437906) related to the April 2003 merger of Epinions and DealTime, Ltd. The lawsuit was filed against certain of Epinions’ former officers and directors and preferred shareholders and the company that resulted from the merger, Shopping.com Ltd. eBay completed its acquisition of Shopping.com Ltd. on August 30, 2005. The lawsuit contended that the defendants were responsible for breaches of fiduciary duty and material misstatements and omissions, that defendants undervalued the DealTime stock that Epinions’ shareholders received in connection with the merger, and that plaintiffs’ common stock of Epinions was wrongfully cancelled without compensation. Defendants disputed the contentions of the case and denied any allegations of wrongdoing. In September 2005, the parties tentatively reached agreement as to the monetary terms for settlement of the dispute. The settlement remains subject to the final written approval of the parties. The tentative settlement amount has been accounted for as an assumed liability in connection with our acquisition of Shopping.com.
      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect to face additional patent infringement claims involving services we provide, including various aspects of our Payments and communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
      We reported unregistered sales of equity securities on a Current Report Form 8-K filed on September 15, 2005, and amended by Amendment No. 1 on Form 8-K/A filed on October 13, 2005, and on a Current Report Form 8-K filed on October 14, 2005.

Item 3:	Defaults Upon Senior Securities
      Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders
      None.

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
      During the quarter ended September 30, 2005, our Audit Committee approved the non-audit engagement of PwC to perform due diligence services related to certain potential acquisitions.

Item 6: Exhibits

Exhibit 2.1.	Sale and Purchase Agreement dated as of September 11, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule 1 thereto.*
Exhibit 2.2.	Earn Out Agreement dated as of September 11, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule I thereto.*
Exhibit 2.3.	Form of Option Assumption Agreement.**
Exhibit 2.4.	Form of EMI Rollover Agreement.**
Exhibit 10.1.	Registration Rights Agreement dated as of September 11, 2005, by and among eBay Inc. and the parties identified on Schedule I thereto.*
Exhibit 10.2.	Separation Agreement dated October 18, 2005 between eBay Inc. and Lynn M. Reedy.***
Exhibit 31.01.	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02.	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01.	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02.	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to eBay’s Current Report on Form 8-K filed on September 15, 2005.

**	Previously filed as an exhibit to eBay’s Current Report on Form 8-K filed on October 18, 2005.

***	Previously filed as an exhibit to eBay’s Current Report on Form 8-K filed on October 19, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ Margaret C. Whitman

Margaret C. Whitman
President and Chief Executive Officer
Date: October 25, 2005

Principal Financial Officer:

By:	/s/ Rajiv Dutta

Rajiv Dutta
Senior Vice President and Chief Financial Officer
Date: October 25, 2005

Principal Accounting Officer:

By:	/s/ Douglas Jeffries

Douglas Jeffries
Vice President, Chief Accounting Officer
Date: October 25, 2005

INDEX TO EXHIBITS

Number	Description

2.1	Sale and Purchase Agreement dated as of September 11, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule 1 thereto.*
2.2	Earn Out Agreement dated as of September 11, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule I thereto.*
2.3	Form of Option Assumption Agreement.**
2.4	Form of EMI Rollover Agreement.**
10.1	Registration Rights Agreement dated as of September 11, 2005, by and among eBay Inc.*
10.2	Separation Agreement dated September 18, 2005 between eBay Inc. and Lynn M. Reedy.***
31.01	Certification of eBay’s Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an exhibit to eBay’s Current Report on Form 8-K filed on September 15, 2005.

**	Previously filed as an exhibit to eBay’s Current Report on Form 8-K filed on October 18, 2005.

***	Previously filed as an exhibit to eBay’s Current Report on Form 8-K filed on October 19, 2005.