Form 10-K
period 2005-12-31
EBAY INC
filed 2006-02-24
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.

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
Common Stock

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐          No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,589,500,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2006

Common Stock, $0.001 par value per share	1,406,718,316 shares
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2005

i

PART I
FORWARD LOOKING STATEMENTS
      This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed in “Item 1A: Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We assume no obligation to update any forward-looking statements.

ITEM 1:	BUSINESS
Overview
      eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware and in September 1998 we completed the initial public offering of our common stock. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California, 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com” we mean the online marketplace located at www.ebay.com and its localized counterparts. When we refer to “PayPal” we mean the online payments platform located at www.paypal.com. When we refer to “Skype” we mean the Voice over Internet Protocol (VoIP) offerings provided by our subsidiary Skype Technologies S.A. (“Skype”) located at www.skype.com. Skype’s offerings utilize VoIP technology to convert voice signals into digital data packets for transmission over the Internet.
      Our purpose is to pioneer new communities around the world built on commerce, sustained by trust, and inspired by opportunity. We bring together millions of buyers and sellers every day on a local, national and international basis through an array of websites. We provide online marketplaces for the sale of goods and services, online payments services and online communication offerings to a diverse community of individuals and businesses. We currently have three primary businesses: the eBay Marketplaces, Payments and Communications. Our eBay Marketplaces provide the infrastructure to enable online commerce in a variety of formats, including the traditional auction platform, along with our other online platforms, such as Rent.com, Shopping.com, Kijiji, mobile.de, and Marktplaats.nl. Our Payments business, which consists of our PayPal business, enables individuals or businesses to securely, easily and quickly send and receive payments online. Our Communications business, which consists of our Skype business, enables VoIP calls between Skype users, and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones. Together, we believe eBay Marketplaces, PayPal and Skype provide unparalleled e-commerce and communications offerings for buyers and sellers around the world.
      During 2005, we made a number of strategic acquisitions in order to expand and enhance our offerings to our user community. In February 2005, we acquired Rent.com, which facilitated our expansion into the online apartment rentals market and is consistent with our strategy of expanding the breadth of our global online marketplaces. During the second quarter of 2005, we acquired three international classifieds websites, which we believe will create a more efficient place for local consumers to come together online. In August 2005, we acquired Shopping.com, a premier online comparison shopping resource. In October 2005, we acquired Skype, which we believe can open up new lines of businesses, create significant new monetization opportunities, and accelerate commerce on our websites. In November 2005, we acquired VeriSign’s payment gateway business, which provides a real-time scalable Internet payment platform that allows merchants to authorize, process, and manage online payments.

eBay Marketplaces
      Our eBay Marketplaces enable online commerce in a variety of different formats, including the traditional eBay.com format, the classifieds format and the comparison shopping format. Our significant eBay classifieds formats include Kijiji, Marktplaats.nl, Rent.com, and mobile.de. Our marketplaces exist as online commerce platforms that enable a global community of buyers and sellers to interact and trade with one another. Our role is to create, maintain, and expand the functionality, safety, ease-of-use, and reliability of our commerce platforms while, at the same time, supporting the growth and success of our community of users.
eBay.com Format Websites
      Our eBay.com format websites (accessible at eBay.com, eBay.co.uk, and similar localized URLs in over 20 countries) are fully automated, topically arranged, and easy-to-use online services that seek to provide availability 24 hours a day, seven days a week, enabling sellers to list items for sale in either auction or fixed-price formats, buyers to bid for and purchase items of interest, and all eBay users to browse through listed items from any place in the world at any time. The platforms include software tools and services, available either for no charge or for a fee, that allow buyers and sellers to trade with one another more easily and efficiently. These tools and services include: Turbo Lister, eBay Blackthorne, ProStores, Selling Manager and Selling Manager Pro, which help automate the selling process; Picture Services, which enables sellers to include pictures in their listings; the Shipping Calculator, which makes it easier for buyers and sellers to calculate shipping costs; Shipping Labels, which allows sellers to print U.S. Postal Service postage and UPS labels; Shipment Tracking, which enables sellers to track their shipped packages; the eBay Toolbar, which helps eBay users stay connected with eBay wherever they are on the Internet; eBay Sales Reports and eBay Sales Reports Plus, which provide sales and fee information to sellers; eBay Market Research, which enables sellers to analyze sales in categories across the site; Reviews and Guides, which assists shoppers in making more informed choices; and PayPal, which facilitates the online exchange of funds. Whether provided by us or our commercial partners, services such as PayPal and our trust and safety programs, user verification, buyer protection and assurance programs, postage and other shipping services, vehicle inspections, escrow, authentication and appraisal services, are all intended to create a faster, easier and safer commerce environment.

Community
      Our community of users is the largest and one of the most loyal online commerce communities on the Internet. We have aggregated a significant number of buyers, sellers, and items listed for sale, which, in turn, has resulted in a vibrant commerce environment. Our sellers generally enjoy high conversion rates and our buyers enjoy an extensive selection of broadly priced goods and services. Key components of our community philosophy are maintaining honest and open marketplaces and treating individual users with respect. We seek to maintain the satisfaction and loyalty of our frequent buyers and sellers by offering a variety of community and support features such as announcement and bulletin boards, customer support boards and personal pages, as well as other topical or category-specific information exchanges. By applying a consistent set of policies and fees to our community, we seek to create a level playing field that lets individuals and businesses of all types and sizes access broad markets and compete equally.
      Our success has been largely dependent upon the success of our community of confirmed registered users on our eBay.com format websites, which has grown from approximately two million at the end of 1998 to more than 135 million at the end of 2004 and to more than 181 million at December 31, 2005. In addition, at December 31, 2005, we had approximately 72 million active users, compared to approximately 56 million at the end of 2004. We define an active user as any user who bid on, bought, or listed an item during the prior 12-month period.

      We seek to attract buyers and sellers to our community by offering:

Buyers	Sellers

• Selection	• Access to broad markets
• Value	• Efficient marketing and distribution costs
• Convenience	• Ability to maximize prices
• Entertainment	• Opportunity to increase sales

eBay Marketplaces Value Proposition
      We believe our online marketplaces make inefficient markets more efficient.
      Traditional offline marketplaces can be inefficient because:

•	They are fragmented and regional, making it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions;

•	They offer a limited variety and breadth of goods;

•	They often have high transaction costs due to intermediaries; and

•	They are information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices.
      We believe we make these inefficient marketplaces more efficient because:

•	Our global community of users can easily and inexpensively communicate, exchange information and complete transactions;

•	Our marketplaces include tens of millions of items, creating a wide variety and selection of goods;

•	We bring buyers and sellers together for lower fees than traditional intermediaries; and

•	Our marketplaces provide for efficient information exchange.
      In particular, large markets with broad buyer and seller bases, wide product ranges, and moderate shipping costs have been successful on our eBay Marketplaces. Generally speaking, our marketplaces are most effective, relative to available alternatives, at addressing markets of new and scarce goods, end-of-life products and used and vintage items.

eBay Marketplaces Strategy
      We intend to achieve our mission of creating the world’s online marketplace by improving and expanding across three main areas: categories, formats, and geographies.

Categories
      Category growth, both in number and size within the eBay Marketplaces, is a key element in creating a faster, easier and safer online trading experience.
      As of December 31, 2005, listings on eBay.com were organized under the following major categories:

• Antiques	• Computers & Networking	• Musical Instruments
• Art	• Consumer Electronics	• Pottery & Glass
• Baby	• Crafts	• Real Estate
• Boats	• Dolls & Bears	• Specialty Services
• Books	• DVDs & Movies	• Sporting Goods
• Business & Industrial	• Entertainment Memorabilia	• Sports Memorabilia, Cards and FanShop
• Camera & Photo	• Everything Else	• Stamps
• Cars, Parts & Vehicles	• Gift Certificates	• Tickets
• Cell Phones	• Health & Beauty	• Toys & Hobbies
• Clothing, Shoes & Accessories	• Home & Garden	• Travel
• Coins	• Jewelry & Watches	• Video Games
• Collectibles	• Music

Formats
      We are continually seeking to improve and expand the formats in which members of our community can interact with one another. At the core of our marketplaces are our traditional auction format listings, where a seller will select a minimum price for opening bids, with the option to set a reserve price for the item, which is the minimum price at which the seller is willing to sell the item. In addition, a seller with appropriate feedback ratings can also choose to use the Buy-It-Now feature at the time of the listing, which allows sellers to name a price at which they would be willing to sell the item to any buyer. The Buy-It-Now feature was introduced in 2000 and is now used on a large number of our listings. Another format in which a seller with appropriate feedback ratings can sell is a “Dutch Auction” format, which allows a seller to sell multiple identical items to the highest bidders. eBay Stores also represent another format through which sellers can offer their goods and services. eBay Stores enable sellers to show all of their listings and to describe their respective businesses through customized pages.
      In addition to our eBay.com formats, we are continually looking for ways to better enable members of our community to interact and transact with one another online. The classifieds format is one that we have been growing through our acquisitions of mobile.de, Marktplaats.nl, Rent.com, other international classifieds businesses as well as our equity investment in craigslist, Inc. We also added a comparison shopping format with our acquisition of Shopping.com, which allows shoppers to compare millions of products from thousands of stores and helps merchants increase their sales.

Geographies
      A key element of our growth strategy is to continually expand the eBay Marketplaces to new communities around the world. Providing access to broad markets and reducing the barriers of global trade creates value for both buyers and sellers and greatly increases the vibrancy of our marketplaces. As of December 31, 2005, eBay and its consolidated subsidiaries had traditional auction-based platform websites directed toward markets in over 20 countries. Through our equity investment in MercadoLibre.com, this reach extends to numerous Latin American countries.

Marketplaces Services

Trust and Safety Programs
      We have developed a number of programs on our eBay platform, including our Feedback Forum, SafeHarbortm Program and eBay Standard Purchase Protection Program, to make eBay users more comfortable dealing with unknown trading partners and completing commerce transactions on the Internet.
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
      The terms of eBay’s user agreement prohibit actions that would undermine the integrity of the Feedback Forum, such as a user leaving positive feedback about himself or herself through multiple accounts or leaving multiple negative feedback for others through multiple accounts. The Feedback Forum has several automated features designed to detect and prevent some forms of abuse. Users who receive a sufficiently negative net feedback rating have their registrations suspended and are unable to bid on or list items for sale. We believe our Feedback Forum is useful in overcoming initial user hesitancy when trading over the Internet, as it reduces the anonymity and uncertainty of dealing with an unknown trading partner.
      SafeHarbor Program: In addition to the Feedback Forum, we offer the SafeHarbor program, which provides guidelines for trading, provides information to resolve user disputes and responds to reports of misuse of the eBay service. eBay’s SafeHarbor staff investigates users’ complaints of possible misuse of the eBay service and takes appropriate action, including issuing warnings to users, ending and removing listings, or suspending users from bidding on or listing items for sale. Some of the complaints the SafeHarbor staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting of illegal items for sale. The SafeHarbor group is organized into three areas: Investigations, Fraud Prevention and Community Watch. The Investigations team investigates reported trading infractions and misuse of the eBay service. The Fraud Prevention team provides information to assist users with disputes over the quality of the goods sold or potentially fraudulent transactions. When we receive an officially filed, written claim of fraud from a user, we will generally suspend the offending user from the eBay service or take other appropriate action. The Community Watch team investigates the listing of illegal, infringing or inappropriate items on the eBay Marketplaces sites and violations of certain of our policies. When we receive a valid written notice of claimed infringement of intellectual property rights by the owner of intellectual property, we remove the offending listing. Users who repeatedly infringe intellectual property rights are suspended. In addition, we have increased the number of people reviewing potentially illegal items and have developed software programs that scan new listings for keywords that may indicate illegal, infringing, or inappropriate items. Our trust and safety initiatives, including user identity verification, buyer protection, authentication, and other proactive anti-fraud efforts are key elements of our effort to make the eBay platform a safer place to trade.
      eBay Standard Purchase Protection Program: Disputes over items not received, or items received but where significantly not as described in the listing, can usually be resolved by direct communication between buyers and sellers. To help transaction partners reach a resolution, eBay offers an online process through which buyers and sellers can communicate with each other. If, upon completion of this process, the buyer still has not resolved the issue, the buyer has the opportunity to submit a claim. Upon submission of a claim, which is an online process, eBay’s Trust and Safety team is alerted about the transaction. If the buyer closes the dispute with this option and the transaction is eligible, then the buyer may file a claim under eBay’s Standard Purchase Protection Program, through which the buyer may be reimbursed up to $200 (minus a $25 processing cost). Additionally, if the eBay Trust and Safety team believes further action is warranted, the seller’s account may be restricted or suspended. The buyer can close the dispute at any time if the buyer’s concerns are resolved. The buyer can escalate a claim if 30 days have passed since the transaction date and either the seller has not responded at least once or has not responded within 10 days of the dispute being opened. A dispute can only be open for 90 days after the transaction date. If the buyer has not closed the dispute within 90 days, it will be automatically closed. When a dispute is automatically closed, the seller is not reported to eBay’s Trust and Safety team and the buyer is not eligible to submit a claim under eBay’s Standard Purchase Protection Program.
      In addition to these eBay Marketplaces trust and safety programs, PayPal also offers a Buyer Protection Program. PayPal’s Buyer Protection offers increased security for buyers on eBay.com by covering qualified transactions up to $1,000 for non-delivery of items, and for the delivery of items that are significantly not as described. For transactions that do not qualify for PayPal Buyer Protection, PayPal offers its buyer complaint process, and eBay provides its standard purchase protection of $200 coverage with a $25 processing fee.

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

My eBay and About Me
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
PayPal

Global Payments Platform
      Our global payments platform, PayPal, enables any individual or business with an email address to securely, easily and quickly send and receive payments online. We believe our global payments platform makes online commerce more efficient compared to traditional payment methods such as checks, money orders, and credit cards via merchant accounts. These traditional payment methods present various obstacles to the online commerce experience, including lengthy processing time, inconvenience, and high costs. PayPal delivers a product well-suited for small businesses, online merchants and individuals by allowing them to send and receive online payments securely, conveniently and cost-effectively. The PayPal network builds on the existing financial infrastructure of bank accounts and credit cards to create a global, real-time payment solution.

      PayPal’s account-based system is available to users in 55 markets, including the United States. As of December 31, 2005, PayPal had approximately 96 million total accounts, comprising approximately 19 million business accounts and 77 million personal accounts.

PayPal Value Proposition
      Providing more efficient and effective payment methods is essential to creating a faster, easier and safer online commerce experience. Traditional payment methods such as checks, money orders and credit cards processed through merchant accounts, all present various obstacles to the online commerce experience, including lengthy processing time, inconvenience and high costs. Our PayPal online payments solution allows our community of eBay users, as well as users of other online businesses, to pay for their transactions securely, easily and quickly.
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
      PayPal offers online merchants an all-in-one payment processing solution that is cheaper than most merchant accounts, offers industry-leading fraud prevention, and enables merchants to access approximately 96 million customers in 55 markets.
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

PayPal Strategy
      We seek to extend our leading position and become the online payment network of choice around the world. To establish PayPal as the global payment standard in online payments, we will focus on, among other things, increased adoption of PayPal on the eBay Marketplaces and expansion of PayPal’s merchant services, which are services for merchants who sell through their own websites.

Increase PayPal’s adoption on eBay Marketplaces
      eBay.com: In 2005, the U.S. Marketplaces segment of eBay generated more than $21.9 billion in gross merchandise volume, which is a measure of the total value of all successfully closed listings between users on our marketplaces. We intend to strengthen PayPal’s penetration into the payments area on the eBay Marketplaces in the United States by continuing to integrate with eBay listings and new formats, focusing on buyer protection programs and seeking to add product features important to the eBay community.
      International sites: As of December 31, 2005, PayPal was available in a local language and currency in 13 international markets. PayPal plans to continue its expansion into new markets, while improving its product and adding new features to increase adoption by the eBay international community.
      As of December 31, 2005, PayPal allowed its customers with credit cards to send payments from an additional 54 markets outside of the U.S., and to receive payments in 42 of those markets. In 27 of these markets, customers can withdraw funds to local bank accounts.

      Our international expansion into an increased number of markets and currencies makes cross-border transactions easier and more efficient, which benefits both eBay Marketplaces and PayPal.

Expand PayPal’s merchant services business in the U.S.
      We intend to continue to develop features and to market our global payments solution to spur our growth as a payment solution for sole proprietors and small, medium, and large businesses. During 2005, we added offerings such as PayPal micropayments processing pricing for digital goods and a payment gateway business. The new micropayments processing pricing provides merchants with a way to process payments for low-cost digital content such as video games, online greeting cards, news articles, mobile phone content and digital music. With the addition of the payment gateway business we acquired from VeriSign in November 2005 and new merchant services features, we are increasing the types of services offered to merchants, including the ability for merchants to control checkout on their websites, automating order acceptance, splitting authorization and settlement, and advanced transaction management.
      We intend to continue to market the PayPal product to sole proprietors, small and medium-sized businesses and large merchants, and enable them to add PayPal as a “payment mark” on their websites. These merchants will offer PayPal, alongside other payment methods, such as credit cards, checks and money orders.
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
      Senders make payments at the PayPal website, at an item listing on eBay or another online business or platform where the seller has integrated PayPal’s Instant Purchase Feature, or at the sites of merchants that have integrated PayPal’s Website Payments feature. To make a payment at PayPal’s website, a sender logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through Instant Purchase or Website Payments, a sender selects an item for purchase, confirms the payment information and enters his or her email address and password to authorize the payment. PayPal debits the money from the sender’s PayPal balance, credit card, or bank account and credits it to the recipient’s PayPal balance. In the case of an eCheck payment, the transaction is held until the funds have cleared the sender’s bank, which typically takes three to five business days. In turn, the recipient can make payments to others or withdraw his or her funds at any time via check (in the U.S.), electronic funds transfer, or via a PayPal-branded debit card (which is only available to U.S. users).
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
      We incur funding costs on payments at varying levels based on the source of the payment due to credit card and debit card funding costs being significantly higher than bank account or balance-funded payments. U.S. users who choose to maintain PayPal balances in U.S. dollars have the ability to sweep balances into the

PayPal Money Market Fund. This Money Market Fund, which is invested in a portfolio managed by Barclays Global Fund Advisors, bore a current compound annual yield of 4.22% as of December 31, 2005.

Verification of PayPal’s Account Holders
      To fund payments from their bank accounts in the United States, senders must first become verified PayPal users. The primary method for verification is our Random Deposit technique. Under this technique, PayPal makes two deposits ranging from 1 to 99 cents to the user’s bank account. To verify ownership of the account, the user then enters the two amounts as a four-digit code at the PayPal website. In addition to allowing funding through bank accounts, verification also removes some spending limits on users’ accounts and gives them reputational advantages when transacting with other members of the PayPal community.

Withdrawing Money
      Each account holder in the U.S. and, as of December 31, 2005, in 26 other markets, may withdraw money from their PayPal account through an electronic fund transfer to his or her bank account or, in the U.S., by a mailed check from PayPal. Automated Clearing House, or ACH, withdrawals may take three to five business days to arrive in the account holder’s bank account, depending on the bank. However, everyone who can receive funds can withdraw to a U.S. bank account. Mailed checks may take one to two weeks to arrive, and PayPal charges $1.50 per check. Qualifying PayPal business users in the U.S. can receive a PayPal ATM/debit card, which provides instant liquidity to their PayPal account balances. ATM/debit cardholders can withdraw cash, for a $1.00 fee per transaction, from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard.

PayPal’s Trust and Safety Programs
      We have developed a number of PayPal trust and safety programs, including PayPal’s Seller Protection Policy, Buyer Protection Policy and PayPal’s Money Back Guarantee. These programs provide additional protection to certain users who pay, or receive payment, for their transactions through PayPal. In addition, our Fraud Investigation Team focuses on identifying and preventing fraud before it occurs, detecting fraud in process, mitigating loss if fraud does occur and delivering information to law enforcement around the world to better combat online fraud.
      Seller Protection Policy: PayPal’s Seller Protection Policy covers sellers for up to $5,000 per year on certain reversed transactions. In order to be eligible for 100% protection, PayPal sellers must adhere to certain steps which include: having a verified Business or Premier account; shipping goods, in a timely manner, to an eligible address; retaining proof of shipping that is traceable online and, for items with a value of over $250, requiring a signature receipt; accepting the entire payment in a single transaction; and responding to all PayPal inquiries in a timely manner.
      Buyer Protection Policy: With PayPal Buyer Protection, qualified purchases on eBay are eligible for up to $1,000 coverage at no cost (with different terms for transactions denominated in other currencies). This program covers qualified purchases that the buyer has paid for, and either has never received, or has received but were significantly different than described in the listing. When a buyer files a claim through PayPal Buyer Protection, we work with both the buyer and seller to gather the details of the transaction. We investigate the facts of the case and make an effort to come to a fair conclusion. For a purchase to be eligible for this coverage, the item purchased must be a physical item, PayPal must be used to pay for the item, and the buyer must use the seller’s e-mail address associated with the listing. Claims must be filed within 45 days of PayPal payment, and buyers are limited to three PayPal Buyer Protection refunds per year.
Communications
      We added the Communications business upon our acquisition of Skype in October 2005. Skype is a Luxembourg-based company that was established in 2003. Skype provides software that, among other things, enables free VoIP calls between Skype users online. Skype’s premium offerings, which are currently Skype’s primary source of revenue, provide Skype’s users with low-cost connectivity to traditional fixed-line and mobile telephones. Skype currently offers its software in 23 different languages.

Communications Strategy and Offerings
      Skype offers high-quality voice communications to anyone with an Internet connection anywhere in the world. The Skype software is easy to download and install, and enables free VoIP calls between Skype users online. Skype’s software also offers a robust set of features, including voicemail, instant messaging, call forwarding, conference calling and Skype video.
      At the core of our Communications business is the ability to communicate with buyers and sellers over the Internet. Communication via e-mail, the traditional way for buyers and sellers to communicate, can cause friction in the online shopping experience, caused primarily by delays in response time. We believe that Skype will enable eBay to create new potential channels to monetize e-commerce activity and that it can reduce friction in the online shopping experience. Communication via Skype allows buyers and sellers in highly involved, expensive or complex categories of goods or services, to benefit from being able to communicate directly with each other in an instantaneous and private environment. For Skype’s fee-based offerings, users can utilize PayPal, which allows for efficient online payments and increased growth in users for PayPal as well.
      As of December 31, 2005, Skype had 75 million members in 225 countries and territories. Skype is considered a market leader in VoIP offerings in virtually all countries in which it does business.
Technology

eBay Platform
      The eBay platform is composed of a scalable transaction processing system, consumer user interface, and externally accessible Application Programming Interface, or API, for third-party integrations. The scalable system is primarily based on internally developed proprietary software, but also includes selected vendor components. The eBay platform supports the full selling and buying processes, including initial registration for the service, placing bids and managing outbids, listing items for sale, and transaction close. The eBay platform also manages various notifications for sellers and buyers, including daily status updates, bid and outbid notices, registration confirmations, account change notices, billing notices, and end-of-auction notices. The platform maintains user registration information, billing accounts, current item listings and historical listings. All information is regularly archived for record-keeping and analysis purposes. The platform regularly updates a comprehensive search engine with the titles and descriptions of items, as well as pricing and bidding updates for active items. The platform also updates the seller’s billing account every time an item is listed, a feature is selected, or an auction closes with a bid in excess of the seller-specified minimum bid. The platform sends electronic invoices to all sellers at least monthly. In addition to these features, the eBay service supports a community bulletin board and chat areas where users and eBay customer support personnel can interact.
      Our eBay platform consists of Sun database servers running Oracle relational database management applications with a mix of Sun and Hitachi storage devices, along with a suite of Pentium-based Internet servers running the Windows NT and Linux operating systems. We use F5 Networks’ load balancing systems and our own redundant servers along with select software from Symantec to provide for fault tolerance, and we use IBM’s WebSphere application server for certain platform functions. We must continually improve our systems to accommodate the increasing levels of use of our websites. In addition, we may need to develop or license additional technology in order to add new features and functionality to our services. If we are unable to upgrade or effectively integrate our technology, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume our business could be harmed. For more information regarding these risks, see the information in Item 1A under “Risk Factors — Our failure to manage growth could harm our business.”
      Our competitive space is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and evolving industry standards and to improve the performance, features and reliability of our services in response to competitive services and product offerings and evolving demands of the Internet. Also, due to the potential growth in our customer base and number of listings, we anticipate that expansion will be required. If we fail to adapt to any of these changes and to our anticipated growth, our business would be harmed. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. Our current architecture now serves nearly 100% of the site traffic of the eBay platform.

PayPal Platform
      Our PayPal technology is designed to assure user access to the PayPal website. We focus much of PayPal’s development efforts on creating specialized software that enhances our Internet-based customer functionality. One of PayPal’s key challenges remains building and maintaining a scalable and reliable system, capable of handling traffic and transactions for a growing customer base.
      Due to the financial nature of the PayPal product, we seek to offer a high level of data security in order to build customer confidence and to protect our customers’ private information. We have designed our PayPal security infrastructure to protect data from unauthorized access, both physically and over the Internet. PayPal’s most sensitive data and hardware reside at the Denver and Equinix data centers. These data centers have redundant connections to the Internet, as well as fault-tolerant power and fire suppression systems. Due to PayPal’s special security needs, we house our PayPal equipment in physically secure areas and we tightly control physical access to our systems. PayPal’s systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruption if the operators of these facilities have financial difficulties. For more information regarding these risks, see the information in Item 1A under “Risk Factors — System failures could harm our business.”
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

Skype’s Peer-to-Peer Software
      Skype provides downloadable peer-to-peer Internet software. As of December 31, 2005, there were approximately 75 million registered users of Skype. To use Skype offerings, users need only a broadband Internet-connected computer with microphone and speakers, a headset, or a USB phone. Once the software is downloaded, users register with Skype, contact their peers and begin the online communication process. Skype is cross-compatible for a wide range of different computer platforms and devices including Windows, Mac OS X, Linux and Pocket PC. Skype provides its software by using its users’ existing broadband Internet connections. In addition, Skype works behind the majority of firewalls and gateways with no special user configuration. Skype encrypts all calls and instant messages, end-to-end, for privacy. Encryption is necessary since all calls are routed through the public Internet. Skype licenses from third parties certain key technology underlying particular components of its offerings, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the audio compression/decompression used to provide high sound quality.
Competition
      We encounter vigorous competition in our businesses from numerous sources. Our users can find, buy, sell, and pay for similar items through a variety of competing channels. These include but are not limited to, online and offline retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, classifieds, directories, search engines, products of search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), online and offline shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect our competition to continue to broaden to include other online and offline channels for those new offerings. We also compete on the basis of price, product selection, and services. For our PayPal service, our users may choose to pay through a variety of alternative means, including other online payment services, offline payment methods such as cash, check or money order, and traditional online or offline credit card merchant accounts. For our Communications business, our users may choose to use their local telephone companies, cable providers, and other VoIP providers. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a material adverse effect on our business, financial position, operating results, and cash flows and reduce the value of our stock. We believe that we will be able to maintain profitability by preserving and expanding the abundance and diversity of our users’ online community and enhancing our user experience, but there can be no assurance that we will be able to continue to manage our operating expenses to mitigate a decline in consolidated net income. For more information regarding these risks, see the information in Item 1A under “Risk Factors — Our industry is intensely competitive.”
Seasonality
      Our results of operations historically have been seasonal because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. We have historically experienced our strongest quarters of online sequential growth in our first and fourth fiscal quarters due to the holiday season. PayPal has shown similar seasonality, especially in the fourth fiscal quarter. We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns, both online and offline, as our business matures. Our expectation is that Skype’s business will experience seasonally slower growth during holiday periods.
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
      We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and by using the domain name dispute resolution system. As a result, we actively pursue the registration of our trademarks, copyrights, patents and domain names in the U.S. and other major countries. We must also protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive, may require litigation, and may not be successful in every location. We have registered or applied for our “eBay” trademark in the U.S. and over 50 non-U.S. jurisdictions and have in place an active program to continue securing the “eBay,” “PayPal,” and “Skype” domain names in major non-U.S. jurisdictions. Our inability to secure our trademarks or domain names could adversely affect us in any jurisdiction in which we are not able to register.
      Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We currently are involved in several such legal proceedings. Please see the information in “Item 3: Legal Proceedings” and in Item 1A under “Risk Factors — We are subject to intellectual property and other litigation” and “— We may be unable to protect or enforce our own intellectual property rights adequately.”
Employees
      As of December 31, 2005, eBay Inc. and its subsidiaries employed approximately 11,600 people (excluding approximately 1,000 temporary employees), of whom approximately 6,500 were located in the United States (excluding approximately 400 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and on our continuing ability to find and retain highly qualified technical and managerial personnel.
Segments
      Reporting segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.
      The U.S. Marketplaces segment includes U.S. online marketplaces commerce platforms. The International Marketplaces segment includes our international online marketplaces commerce platforms. The Payments segment consists of our global payments platform operated by our PayPal subsidiary. The Communications segment consists of the VoIP offerings provided by our Skype subsidiary. The results of our Communications segment reflect Skype’s operations for the post-acquisition period from October 15, 2005 through December 31, 2005.
      The financial information used by our chief operating decision-maker is focused on revenues and direct costs of the particular segment. Direct contribution consists of net revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control, such as certain general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.
      For an analysis of financial information about geographic areas as well as our segments, see “Note 4 — Segments” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Available Information
      Our Internet address is www.ebay.com. Our investor relations website is located at http://investor.ebay.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.
ITEM 1A:     RISK FACTORS
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
      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	the volume, size, timing, and completion rate of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to integrate, manage, and profitably expand our newly-acquired Skype business;

•	our ability to successfully integrate and manage other recent and prospective acquisitions, including the recent acquisitions of Shopping.com, Skype and VeriSign, Inc.’s payment gateway business;

•	regulatory actions imposing obligations on our businesses (including Skype) or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm the Internet, electronic commerce, online payments or communications, or our business models;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	the costs and results of litigation that involves us;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to increase the acceptance of PayPal by online merchants outside of the eBay marketplaces;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rates and payment funding mix;

•	the success of our geographic and product expansions;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.
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

We may not maintain our level of profitability or rates of growth.
      We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active on our websites, and increase the activity levels of our active users;

•	react to changes in consumer use of the Internet and develop new sources of monetization for some of our services;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, transaction and chargeback rates, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading and payment experiences.
      We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have declined over time and may continue to do so as the existing base of users and transactions becomes larger. The expected future growth of our PayPal, Skype and Shopping.com businesses may also cause downward pressure on our profit margin because those businesses have lower gross margins than our eBay trading platforms.

There are many risks associated with our international operations.
      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., and South Korea, has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 46% of our net revenues in 2005. Expansion into international markets requires management attention and resources and requires us to localize our service to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies who understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, Skype, and Shopping.com, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of Internet services, auctioneering, professional selling, distance selling, communications, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to special taxes, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and communications infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent consumer protection, data protection, and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.
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
      We are continuing to expand PayPal’s services internationally. We have limited experience with the payments business outside of the U.S. In some countries, expansion of PayPal’s business may require a close commercial relationship with one or more local banks or a shared ownership interest with a local entity. We do not know if these or other factors may prevent, delay, or limit PayPal’s expansion or reduce its profitability. Any limitation on our ability to expand PayPal internationally could harm our business.
      We maintain a portion of Shopping.com’s research and development facilities and personnel in Israel, and as a result, political, economic and military conditions in Israel affect those operations. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring states could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of Shopping.com’s employees in Israel could be required to serve in the military for extended periods of time under emergency circumstances. Shopping.com’s Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect its business.

Our operations in China are subject to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.
      Our operations in the People’s Republic of China, or PRC, are conducted through our EachNet subsidiary and through a PayPal subsidiary. EachNet and PayPal are Delaware corporations and foreign persons under the laws of the PRC and are subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet and PayPal, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the eBay EachNet website is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. The PayPal China website is operated through a foreign-owned enterprise owned by PayPal’s International headquarters entity, which acts in cooperation with a local PRC company owned by certain local employees. We believe EachNet’s and PayPal’s current ownership structures comply with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. The People’s Bank of China, or PBOC, has recently proposed guidelines for payment settlement organizations which, if enacted and applied to PayPal’s operations in China, could have a material adverse effect on those operations, including, but not limited to, requiring PayPal to act in cooperation with a different local PRC entity and obtain approval from the PBOC. There are also uncertainties regarding EachNet’s and PayPal’s ability to enforce contractual relationships they have entered into with respect to management and control of the company’s business. If EachNet or PayPal were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely. In addition, any finding of a violation by EachNet or PayPal of PRC laws or regulations could make it more difficult for us to launch new or expanded services in the PRC.
      Although Skype does not conduct operations in the PRC directly, it makes its product available through a joint venture and its product is used by residents of the PRC. PRC regulations surrounding VoIP telephony are unclear or non-existent, and the PRC or one of more of its provinces may adopt regulations that restrict or prohibit the use of Skype’s product.

We are exposed to fluctuations in currency exchange rates.
      Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. The change in weighted average foreign currency exchange rates in 2005 relative to 2004 resulted in higher net revenues of approximately $12.0 million and an increase in aggregate cost of revenues and operating expenses of approximately $5.6 million. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

Skype depends on key technology that is licensed from third parties.
      Skype licenses technology underlying certain components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the audio and video compression/decompression used to provide high sound and video quality. Both of these technologies are key to the software Skype provides. In addition, various other technologies used by Skype are licensed from third parties. Although Skype has contracts in place with its third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in delays, a decrease in service quality, or a complete failure of Skype’s product until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or to license or develop alternative technologies would harm Skype’s business.

Acquisitions could result in operating difficulties, dilution, and other harmful consequences.
      We have acquired a number of businesses in the past, and completed eight acquisitions in 2005. These include, most recently, the acquisition of Skype, the acquisition of Shopping.com, and the acquisition through PayPal of VeriSign, Inc.’s payment gateway business.
      We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the large number and size and varying scope of our recent acquisitions, and, in the case of Skype, the complex earn-out structure associated with the transaction;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in reporting relationships, future prospects, or the direction of the business;

•	the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

•	in some cases, including in connection with PayPal’s recent acquisition of VeriSign’s payment gateway business, the need to transition operations, users, and/or customers onto our existing platforms.
      Foreign acquisitions involve special risks, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions. Future acquisitions or mergers may result in a need to issue additional equity securities, spend our cash, or incur debt, liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

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
      Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems, including our Shopping.com and Skype websites, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.
      Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require an increased focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. During 2004 and 2005, we significantly increased the number of brands we are supporting, adding Rent.com, Shopping.com, Kijiji, and Skype, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we do attract new users to our services, they may not conduct transactions using our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

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
      Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet is scheduled to expire in November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.
      In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S., state, and local governments to require collection and remittance of distant sales tax by out-of-state sellers — bills have been introduced in the U.S. Congress to overturn the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.
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

      For the year ended December 31, 2005 PayPal’s transaction loss totaled $73.8 million, representing 0.27% of PayPal’s total payment volume. Failure to deal effectively with fraudulent transactions and customer disputes would increase PayPal’s loss rate and harm its business.
      PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal would be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud.
      PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal has been assessed substantial fines for excess chargebacks in the past, and excessive chargebacks may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures may not be effective against new forms of fraud. If these measures do not succeed, our business will suffer.
      PayPal offers a buyer protection program that refunds to buyers up to $1,000 in certain eBay transactions if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. If PayPal makes such a refund, it seeks to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate.
      eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously, in order to harm either the seller or eBay. In some European jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period.
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

Changes to credit card association fees, rules, or practices could harm PayPal’s business.
      Because PayPal is not a bank, it cannot belong to or directly access credit card associations, such as Visa and MasterCard. As a result, PayPal must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa each implemented increases in their interchange fees for credit cards in April 2005. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. These increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of any rule violations by PayPal. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with PayPal. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.
      PayPal is required to comply with credit card associations’ special operating rules for Internet payment services. PayPal and its credit card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal also could be subject to fines from MasterCard and Visa if it fails to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with MasterCard and Visa and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its credit card processor relating to PayPal’s failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards or changes in PayPal’s process for registering new customers, which would seriously damage PayPal’s business.

Changes in PayPal’s funding mix could adversely affect PayPal’s results.
      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 53% of PayPal’s payment volume using credit cards during both 2004 and 2005, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal. PayPal has received inquiries regarding its disclosure practices with regard to funding mechanisms from the attorneys general of a number of states, and in March 2005, a complaint seeking class action status was filed alleging, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism is deceptive. While we believe PayPal’s disclosure is legal and accurate, any required change to our disclosure practices could result in increased use of credit card funding, damaging PayPal’s business.

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
      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.32 million transactions per day during 2005, and any violations could expose PayPal to significant liability.

PayPal’s status under banking or financial services laws or other laws in markets outside the U.S. is unclear.
      PayPal currently allows its customers with credit cards to send payments from 55 markets, and to receive payments in 42 of those markets. In 25 of these 42 markets, customers can withdraw funds to local bank accounts, and in eight of these markets customers can withdraw funds by receiving a bank draft in the mail.

PayPal offers customers the ability to send or receive payments denominated in U.S. dollars, British pounds, Euros, Canadian dollars, Japanese yen, and Australian dollars. We act in cooperation with a local company in the People’s Republic of China, or PRC, which offers PRC residents the ability to send or receive payments denominated in renminbi. 25 of the 55 markets whose residents can use the PayPal service are members of the European Union, and PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) Ltd., a wholly-owned subsidiary of PayPal that is licensed in the United Kingdom to operate as an Electronic Money Institution. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the UK regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to UK consumer protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.
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

The current regulatory environment for Voice over Internet Protocol (VoIP) is unclear, and Skype’s business could be harmed by new regulations or the application of existing regulations to its products.
      The current regulatory environment for VoIP is unclear. Skype’s VoIP communications products are not currently subject to all of the same regulations that apply to traditional telephony. VoIP companies are generally subject to different regulatory regimes in different countries, and in some cases are subject to lower regulatory fees and lesser regulatory requirements. Governments may impose increased fees, taxes, and administrative burdens on VoIP companies. Increased fees could include interconnection fees and access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund in the United States and elsewhere, and other charges. New laws and regulations may require Skype to meet various emergency service requirements, disability access requirements, consumer protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth of the VoIP telephony market and popularity of VoIP telephony products heighten the risk that governments will seek to regulate VoIP telephony and the Internet. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures are considering legislation to impose their own requirements and taxes on VoIP. Increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.
      Regulatory agencies may require Skype to conform to rules that are unsuitable for VoIP communications technologies, that are difficult or impossible to comply with due to the nature of IP routing, or that are unnecessary or unreasonable in light of the manner in which Skype’s products are offered to customers. For example, while suitable alternatives may be developed in the future, the current IP network does not enable Skype to identify the geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to-computer communications, either of which may make complying with future regulatory requirements, such as emergency service requirements, difficult or impossible. If Skype were subject to regulations that are costly or impossible for it to comply with given its technology, its business would be adversely affected.
      In many countries in which Skype operates or provides VoIP products, the laws that may relate to its offerings are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which Skype is used, that Skype or its customers will be able to comply with existing or future requirements, or that Skype or its customers will continue in full compliance with any requirements. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.
      New rules and regulations with respect to VoIP are being considered in various countries around the world. Such new rules and regulations could increase our costs of doing business or prevent us from delivering our products and offerings over the Internet, which could adversely affect Skype’s customer base, and thus its revenue.

Our businesses depend on continued and unimpeded access to the Internet. Internet service providers may be able to block, degrade, or charge us or our users additional fees for our offerings.
      Our customers rely on access to the Internet to use our products and services. In many cases that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies, and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers’ use of Skype — and possibly our other offerings — by restricting or prohibiting the use of their lines for our offerings, by filtering, blocking or delaying the packets containing the data associated with our products, or by charging increased fees to us or our users for use of their lines to provide our offerings. These activities are technically feasible and may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission. In addition, Internet service providers could attempt to charge us each time our customers use our offerings, or could charge us for delivery of email to our customers. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

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
      Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” No final legal determination has been made as to whether the California regulations apply to our business (or that of our users) and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services,” and we have registered as an Internet auction listing service in Illinois. Although this registration has not had a negative impact on our business to date, other regulatory and licensure claims could result in costly litigation or could require us to change the way we or our users do business in ways that increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
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

Our business is subject to online security risks, including security breaches and identity theft.
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
      Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by eBay, PayPal, Skype, or a user of one of those businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. We actively pursue the parties responsible for these attempts at misappropriation, and we have developed tools to detect, and help users detect, fake websites and unauthorized access to customer accounts and we encourage our users to divulge sensitive information only after they have verified that they are on our legitimate websites, but we cannot entirely eliminate these types of activities.
      Some businesses and security consultants have expressed concern over the potential for Skype’s software to create security vulnerabilities on its users’ computers. While we believe Skype’s software is safe and does not pose a security risk to its users, the perception that Skype’s software is unsafe could hamper its adoption, and any actual security breach could damage Skype’s reputation and expose us to a risk of loss or litigation and possible liability.

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
      We are currently expanding our headcount, facilities, and infrastructure in the U.S. and internationally. We anticipate that further expansion will be required as we continue to expand into new lines of business and geographic areas. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•	Our Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. For example, in October 2004, we experienced unscheduled downtime on the PayPal website over a period of five days related to system upgrades. Despite our efforts to increase site scalability and reliability, our infrastructure could prove unable to handle a larger volume of customer transactions. Some of our more recently acquired businesses may be particularly subject to this risk given their shorter histories and, in some cases, higher growth rates. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers, or increase our costs, all of which would harm our business. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

•	Customer Account Billing. Our revenues depend on prompt and accurate billing processes. In 2004, we completed a significant project to enhance our billing software. Problems with the conversion to the new billing system during the second and third quarters of 2004 caused incorrect account balance totals to be displayed for some users. While these problems have been corrected and we believe that no users were overcharged, our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on any of our websites would harm our business and our ability to collect revenue.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of trust and safety activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, and our operating margins may decrease.
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

We depend on the continued growth of online commerce and communications.
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
      The success of Skype depends on continued growth in its number of users, which in turn depends on wider public acceptance of VoIP. The VoIP communications medium is in its early stages, and it may not develop a broad audience. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets, the need to leave a personal computer on in order to communicate with Skype, or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. Managers of some large private branch exchange, or PBX, systems in businesses, universities, government agencies, and other institutions may refuse to allow the use of Skype due to concerns over security, server usage, or for other reasons. If VoIP does not achieve wide public acceptance, our Skype business will be adversely affected.

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
      PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other intellectual property, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. PayPal’s acceptable use policy enables PayPal to fine users in certain jurisdictions up to $500 or take legal action to recover its losses for certain violations of that policy, including online gambling and illegal sales of prescription medications. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal.
      PayPal is subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In July 2003, PayPal agreed with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act and further agreed to have its compliance program reviewed by an independent audit firm. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. As PayPal localizes its service in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal, state or foreign country money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

We are subject to intellectual property and other litigation.
      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex has appealed the ruling to the German Federal Supreme Court, and a hearing is expected in December 2006. In September 2004, the German Federal Supreme Court issued its written opinion in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. Although it is not yet clear what the ultimate effect of the reasoning of the German Federal Supreme Court’s ricardo.de decision will have when applied to eBay, we believe the Court’s decision has resulted in an increase in similar litigation against us in Germany, although we do not currently believe that it will require a significant change in our business practices.
      In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court in July 2005, and on November 28, 2005, the Court granted our petition for review. Oral arguments in the case are scheduled for March 29, 2006. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A claim construction hearing was held in August 2005. In February 2006, we entered into a settlement agreement with the plaintiffs in the case under which we will be licensed under all of the patents at issue.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders are eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation. The plan of allocation for a portion of the settlement fund that remains undistributed must still be approved by the court. That plan was recently approved by the Special Master, who has recommended that the District Court issue its approval. Substantially all of the cost associated with the settlement was reserved in 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. In December 2005, the plaintiffs filed a fourth amended complaint, dropping several plaintiffs. In January 2006, the parties reached tentative agreement on the terms of a settlement, though the settlement has not been finalized.

      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint, and a hearing on the demurrer was held in February 2006. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. Following several mediation sessions, the parties reached a tentative settlement in December 2005. The parties are still engaged in the process of documenting this settlement. In order for the settlement to become final, the court must preliminarily approve its terms, and the settlement must then receive final approval from the court after a public hearing. The full amount of the proposed settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
      In January 2005, 51 former shareholders of Epinions, Inc. common stock including founders and former employees of that company filed a lawsuit in Superior Court of the State of California County of San Francisco (No. CGC 05-437906) related to the April 2003 merger of Epinions and DealTime, Ltd. The lawsuit was filed against certain of Epinions’ former officers and directors and preferred shareholders and the company that resulted from the merger, Shopping.com Ltd. eBay completed its acquisition of Shopping.com Ltd. on August 30, 2005. The lawsuit contended that the defendants were responsible for breaches of fiduciary duty and material misstatements and omissions, that defendants undervalued the DealTime stock that Epinions’ shareholders received in connection with the merger, and that plaintiffs’ common stock of Epinions was wrongfully cancelled without compensation. Defendants disputed the contentions of the case and denied any allegations of wrongdoing. The parties tentatively reached agreement as to the monetary terms for settlement of the dispute in September 2005, and in December 2005, the settlement was finalized and the lawsuit was dismissed. The settlement amount has been accounted for as an assumed liability in connection with our acquisition of Shopping.com.
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
      We are subject to laws relating to the use and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. Violation of these laws, which in many cases apply not only to third-party transactions but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries, and other parties with which we have commercial relations, could subject us to significant penalties and negative publicity and could adversely affect us.

The listing or sale by our users of pirated or counterfeit items may harm our business.
      We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. and Robespierre, Inc. (doing business as Nanette Lepore) in the U.S., Rolex S.A. in Germany, and a number of other owners of intellectual property rights. While we have been largely successful to date in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in our defense. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business. Litigation and negative publicity may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

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
      Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer service and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal has in the past received negative publicity with respect to its customer service and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. Current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in the eBay brands as a whole.

Problems with third parties who provide services to us or to our users could harm our business.
      A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, and caching services that make our sites load faster, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. In either circumstance, financial, regulatory, or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, and thereby harm our business. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future.

We depend on key personnel.
      Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer and many other members of our senior management team have fully vested the vast majority of their equity incentives. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested stock options held by existing employees, either because their options have vested or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.
      Skype’s future success depends substantially upon the continued services of its senior management and key personnel, and the loss of their services could harm our business. Several key members of Skype’s engineering team are consultants, not full time employees, who provide services to us and third parties. Many of Skype’s employees had equity in Skype prior to its acquisition by eBay. Skype equity holders were given the option of receiving their portion of the acquisition consideration in the form of a lump-sum up-front payment or receiving a lower up-front payment in exchange for the possibility of receiving additional consideration in the form of potential earn-out payments tied to the achievement of certain performance targets prior to June 30, 2009. Several key members of Skype’s senior management and key employees chose to receive less up-front consideration in exchange for the possibility of receiving the performance-based earn-out payments. Although eligible Skype employees have also been granted eBay stock options, the earn-out payments are not tied to continued employment with Skype or eBay, and key Skype employees may choose to depart because of differences in corporate culture, because they believe the earn-out targets will be achieved without their contributions, or because they believe the earn-out targets are not achievable. The loss of the services of any of Skype’s senior management or key personnel could delay the development and introduction of new features and products, and could harm our ability to grow Skype’s business.

Our industry is intensely competitive, and other companies or governmental agencies may allege that our behavior is anti-competitive.

Marketplaces
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
      Our broad-based competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores (as well as the online operations of these traditional retailers), emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network.

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
      We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our ‘Books/Movies/Music’ category include Abebooks.com, Amazon.com, Barnes & Noble, Alibris.com, Blockbuster, BMG, Columbia House, Best Buy, CDNow, Express.com, Emusic.com, Tower Records, and a host of local bookstores, music stores and video stores. In addition, many competitors have been successful at establishing online marketplaces that cater to a particular retail category, such as vehicles, tickets, or sporting goods.
      Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum and Gmarket in South Korea, TaoBao and 1pai, a partnership between Sina.com and Yahoo! in China, and Amazon in the U.K. and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.
      The principal competitive factors for eBay Marketplaces include the following:

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
      Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors. In addition, certain offline competitors may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay, or may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. The adoption by manufacturers or government authorities of policies or regulations discouraging the sales of goods or services over the Internet could force eBay users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brand.

      Conversely, other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Such claims, even if without foundation, typically are very expensive to defend, involve negative publicity and diversion of management time and effort, and could result in significant judgments against us.
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

PayPal
      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including Cardservice International, Chase Paymentech, First Data, iPayment and Wells Fargo; and payment gateways, including CyberSource and Authorize.net;

•	Money remitters such as MoneyGram and Western Union, a subsidiary of First Data;

•	Bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, PayByTouch and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions; and

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and Next Estate.
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
      Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, and Royal Bank of Scotland’s World Pay and Webpay International’s Click & Buy in the European Community, NOCHEX, Moneybookers, NETeller and FirePay in the U.K., CertaPay and HyperWallet in Canada, Paymate in Australia, Alipay and 99Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

Skype
      The market for Skype’s products is also emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP products or services that compete with the software Skype provides. In addition, many Internet companies, including AOL, Google, Microsoft, and Yahoo! offer, or have indicated that they plan to offer in the near future, VoIP products that are similar to Skype’s. We expect VoIP competitors to continue to improve the performance of their current products and introduce new products, software, services, and technologies. If Skype’s competitors successfully introduce new products or enhance their existing products, this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete. For example, Skype’s competitors may integrate more traditional methods of online communication that do not involve VoIP technology, such as instant messaging, with content and functionality that Skype does not have, or that is superior to Skype’s, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company. In addition, some of Skype’s competitors, such as telecommunications carriers and cable television providers, may be able to bundle services and products that Skype does not offer. These could include various forms of wireless communications, voice and data services, Internet access, and cable television. This form of bundling would put Skype at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. Furthermore, competitors may choose to make their services interoperable with one another, rather than proprietary, which could increase the attractiveness of their services relative to Skype and decrease the value of Skype’s network of users.
      Many of Skype’s current and potential competitors have longer operating histories, are substantially larger, and have greater financial, marketing, technical, and other resources. Some also have greater name recognition and a larger installed base of customers than Skype has. As a result of their greater resources, many current and potential competitors may be able to lower their prices substantially, thereby eroding some or all of Skype’s cost advantage.

Our business depends on the development and maintenance of the Internet infrastructure.
      The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services.

We may be unable to protect or enforce our own intellectual property rights adequately.
      We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We must protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. For example, Skype is in the process of applying to register the Skype name as a trademark worldwide. In the EU, Skype’s application is being opposed. If this opposition to Skype’s application were to be successful, Skype might be forced to apply for trademark registration in each individual EU country, resulting in increased expenditures and damage to its business if its application were rejected in individual countries. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

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
ITEM 1B:     UNRESOLVED STAFF COMMENTS
      Not applicable.
ITEM 2:     PROPERTIES
      We own and lease various properties in the United States and in 24 other countries around the world. We use the properties for corporate, administrative, customer support and other general business needs. Our corporate headquarters are located in San Jose, California. As of December 31, 2005, our owned and leased properties provided us with aggregate square footage of approximately 1.3 million and 1.4 million, respectively, and the total square footage occupied by our U.S. Marketplaces, International Marketplaces, Payments and Communications segments totaled approximately 800,000, 1,000,000, 900,000, and 15,000 square feet respectively. As of December 31, 2005, the remaining total square footage of our owned and leased properties was either sublet or was being marketed for sublet.
      From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.
ITEM 3:     LEGAL PROCEEDINGS
      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex has appealed the ruling to the German Federal Supreme Court, and a hearing is expected in December 2006. In September 2004, the German Federal Supreme Court issued its written opinion in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. Although it is not yet clear what the ultimate effect of the reasoning of the German Federal Supreme Court’s ricardo.de decision will have when applied to eBay, we believe the Court’s decision has resulted in an increase in similar litigation against us in Germany, although we do not currently believe that it will require a significant change in our business practices.
      In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court in July 2005, and on November 28, 2005, the Court granted our petition for review. Oral arguments in the case are scheduled for March 29, 2006. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A claim construction hearing was held in August 2005. In February 2006, we entered into a settlement agreement with the plaintiffs in the case under which we will be licensed under all of the patents at issue.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders are eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation. The plan of allocation for a portion of the settlement fund that remains undistributed must still be approved by the court. That plan was recently approved by the Special Master, who has recommended that the District Court issue its approval. Substantially all of the cost associated with the settlement was reserved in 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. In December 2005, the plaintiffs filed a fourth amended complaint, dropping several plaintiffs. In January 2006, the parties reached tentative agreement on the terms of a settlement, though the settlement has not been finalized.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint, and a hearing on the demurrer was held in February 2006. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. Following several mediation sessions, the parties reached a tentative settlement in December 2005. The parties are still engaged in the process of documenting this settlement. In order for the settlement to become final, the court must preliminarily approve its terms and the settlement must then receive final approval from the court after a public hearing. The full amount of the proposed settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
      In January 2005, 51 former shareholders of Epinions, Inc. common stock including founders and former employees of that company filed a lawsuit in Superior Court of the State of California County of San Francisco (No. CGC 05-437906) related to the April 2003 merger of Epinions and DealTime, Ltd. The lawsuit was filed against certain of Epinions’ former officers and directors and preferred shareholders and the company that resulted from the merger, Shopping.com Ltd. eBay completed its acquisition of Shopping.com Ltd. on August 30, 2005. The lawsuit contended that the defendants were responsible for breaches of fiduciary duty and material misstatements and omissions, that defendants undervalued the DealTime stock that Epinions’ shareholders received in connection with the merger, and that plaintiffs’ common stock of Epinions was wrongfully cancelled without compensation. Defendants disputed the contentions of the case and denied any allegations of wrongdoing. The parties tentatively reached agreement as to the monetary terms for settlement of the dispute in September 2005, and in December 2005, the settlement was finalized and the lawsuit was dismissed. The settlement amount has been accounted for as an assumed liability in connection with our acquisition of Shopping.com.
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
ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      Our common stock has been traded on The Nasdaq Stock MarketSM under the symbol “EBAY” since September 24, 1998. The following table sets forth the intra-day high and low per share bid prices of our common stock (after giving retroactive effect to all previous stock splits for the periods indicated), as reported by The Nasdaq Stock Market.

	High	Low

Year Ended December 31, 2004
First Quarter	$36.02	$31.30
Second Quarter	47.07	34.53
Third Quarter	47.95	35.73
Fourth Quarter	59.21	45.22
Year Ended December 31, 2005
First Quarter	$58.89	$35.00
Second Quarter	40.94	30.78
Third Quarter	44.98	32.75
Fourth Quarter	47.60	37.22
      As of February 17, 2006, there were approximately 3,700 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
Dividend Policy
      We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.
Equity Compensation Plan Information
      The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005, including our 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Equity Incentive Plan, 1998 Directors Stock Option Plan, 1999 Global Equity Incentive Plan, 2001 Equity Incentive Plan, and 2003 Deferred Stock Unit Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders, also referred to as our Non-Plan Grants. No warrants are outstanding under any of the foregoing plans.

					(c)
					Number of Securities
	(a)				Remaining Available for
	Number of Securities		(b)		Future Issuance Under
	to be Issued Upon		Weighted Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column (a))

Equity compensation plans approved by securityholders	123,622,549	(1)	$28.97	(2)	103,280,368	(3)
Equity compensation plans not approved by securityholders	1,382,728	(4)(5)(6) (7)(8)(9)	0.39		—

Total	125,005,277		$28.65		103,280,368

(1)	Includes 27,391 shares of our common stock issuable pursuant to deferred stock units, or DSUs, under our 2003 Deferred Stock Unit Plan. DSUs represent an unfunded, unsecured right to receive shares of eBay common stock (or the equivalent value thereof in cash or property), and the value of DSUs varies directly with the price of eBay’s common stock.

(2)	Because DSUs do not have an exercise price, the 27,391 shares of our common stock issuable pursuant to DSUs under our 2003 Deferred Stock Unit Plan are not included in the calculation of weighted average exercise price.

(3)	Includes 5,788,596 shares of our common stock remaining reserved for future issuance under our 1998 Employee Stock Purchase Plan, as amended, or the ESPP, as of December 31, 2005. Our ESPP contains an “evergreen” provision that automatically increases, on each January 1, the number of securities reserved for issuance under the ESPP by the number of shares purchased under the ESPP in the preceding calendar year, provided that the aggregate number of shares reserved for issuance under the ESPP may not exceed 36,000,000 shares. As of December 31, 2005, an aggregate amount of 8,160,996 shares had been purchased under the ESPP since its inception. An aggregate amount of 1,411,404 shares was purchased under the ESPP in 2005, and the number of securities available for issuance under the ESPP was increased by that number on January 1, 2006, bringing the total number of shares reserved for future issuance on January 1, 2006 to 7,200,000. None of our other plans has an “evergreen” provision.

(4)	Does not include 12,262 shares of our common stock, with a weighted average exercise price of $2.38 per share, to be issued upon exercise of outstanding options assumed by us under the Half.com, Inc. 1999 Equity Compensation Plan, or the Half.com Plan, in connection with our acquisition of Half.com in 2000, as we cannot make subsequent grants or awards of our equity securities under the Half.com Plan. Prior to our acquisition of Half.com, the stockholders of Half.com approved the Half.com Plan. Our stockholders, however, did not approve the Half.com Plan in connection with our acquisition of Half.com.

(5)	Does not include 60,572 shares of our common stock, with a weighted average exercise price of $0.77 per share, to be issued upon exercise of outstanding options assumed by us under the X.com Corporation 1999 Stock Plan, or the X.com Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the X.com Plan. Prior to our acquisition of PayPal, the stockholders of PayPal approved the X.com Plan. Our stockholders, however, did not approve the X.com Plan in connection with our acquisition of PayPal.

(6)	Does not include 637,142 shares of our common stock, with a weighted average exercise price of $9.19 per share, to be issued upon exercise of outstanding options assumed by us under the PayPal, Inc. 2001 Equity Incentive Plan, or the PayPal Plan, in connection with our acquisition of PayPal in October 2002, as we cannot make subsequent grants or awards of our equity securities under the PayPal Plan. Prior to our acquisition of PayPal, the stockholders of PayPal approved the PayPal Plan. Our stockholders, however, did not approve the PayPal Plan in connection with our acquisition of PayPal.

(7)	Does not include 445,623 shares of our common stock, with a weighted average exercise price of $8.42 per share, to be issued upon exercise of outstanding options assumed by us under the Shopping.com Ltd. 2003 Omnibus Stock Option and Restricted Stock Incentive Plan, or the Shopping.com 2003 Plan, in connection with our acquisition of Shopping.com Ltd. in August 2005, as we cannot make subsequent grants or awards of our equity securities under the Shopping.com 2003 Plan. Prior to our acquisition of Shopping.com, the stockholders of Shopping.com approved the 2003 Shopping.com 2003 Plan. Our stockholders, however, did not approve the Shopping.com 2003 Plan in connection with our acquisition of Shopping.com.

(8)	Does not include 1,153,067 shares of our common stock, with a weighted average exercise price of $36.19 per share, to be issued upon exercise of outstanding options assumed by us under the Shopping.com Ltd. 2004 Equity Incentive Plan, or the Shopping.com 2004 Plan, in connection with our acquisition of Shopping.com in August 2005, as we cannot make subsequent grants or awards of our equity securities under the Shopping.com 2004 Plan. Prior to our acquisition of Shopping.com, the stockholders of Shopping.com approved the Shopping.com 2004 Plan. Our stockholders, however, did not approve the Shopping.com 2004 Plan in connection with our acquisition of Shopping.com.

(9)	Does not include 1,822,090 shares of our common stock, with a weighted average exercise price of $4.02 per share, to be issued upon exercise of outstanding options assumed by us under the Skype Technologies S.A. Stock Option Plan Rules, or the Skype Plan, in connection with our acquisition of Skype Technologies S.A. in October 2005, as we cannot make subsequent grants or awards of our equity securities under the Skype Plan. Prior to our acquisition of Skype, the stockholders of Skype approved the Skype Plan. Our stockholders, however, did not approve the Skype Plan in connection with our acquisition of Skype.
      The only outstanding Non-Plan Grant as of December 31, 2005 relates to an individual compensation arrangement that was made prior to the initial public offering of our Common Stock in 1998. At the time of this Non-Plan Grant, members of our Board and their affiliates beneficially owned in excess of 90% of our then outstanding equity and voting interests. This Non-Plan Grant has been previously disclosed in our initial public offering Prospectus filed with the SEC on September 25, 1998 under the headings “Management — Director Compensation” and “— Compensation Arrangements.” Except as set forth below, the terms and conditions of this Non-Plan Grant are identical to the terms of our 1997 Stock Option Plan, a copy of which was filed as an exhibit to our S-1 Registration Statement (No. 33-59097) filed in connection with our initial public offering.
      The outstanding Non-Plan Grant involved the Board’s grant of an option to purchase 3,600,000 shares of our Common Stock at an exercise price of $0.39 to Mr. Cook upon his joining our Board in June 1998 as an independent director. These options granted to Mr. Cook were non-qualified options and were immediately exercisable, with a term of 10 years. These options vested as to 25% of the underlying shares in June 1999 and as to 2.08% of the shares each month thereafter until they fully vested in June 2002. Mr. Cook exercised options to purchase 480,000 shares in 2002, exercised options to purchase 1,430,000 shares in 2003, and exercised options to purchase 307,272 shares during 2005. As of December 31, 2005, options to purchase 1,382,728 shares remain outstanding under the Non-Plan Grant.
Issuer Purchases of Equity Securities
      We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

ITEM 6:	SELECTED FINANCIAL DATA
      The following selected consolidated financial and supplemental operating data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended, and as of, December 31, 2001, 2002, 2003, 2004 and 2005 are derived from our audited consolidated financial statements.

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share amounts)
Consolidated Statement of Income Data(1):
Net revenues	$748,821	$1,214,100	$2,165,096	$3,271,309	$4,552,401
Cost of net revenues	134,816	213,876	416,058	614,415	818,104

Gross profit	614,005	1,000,224	1,749,038	2,656,894	3,734,297

Operating expenses:
Sales and marketing	253,474	349,650	567,565	857,874	1,230,728
Product development	75,288	104,636	159,315	240,647	328,191
General and administrative	105,784	171,785	332,668	415,725	591,716
Payroll tax on employee stock options	2,442	4,015	9,590	17,479	13,014
Amortization of acquired intangible assets	36,591	15,941	50,659	65,927	128,941

Total operating expenses	473,579	646,027	1,119,797	1,597,652	2,292,590

Income from operations	140,426	354,197	629,241	1,059,242	1,441,707
Interest and other income, net	25,368	45,428	36,573	77,867	111,148
Interest expense	(2,851)	(1,492)	(4,314)	(8,879)	(3,478)

Income before cumulative effect of accounting change, income taxes and minority interests	162,943	398,133	661,500	1,128,230	1,549,377
Provision for income taxes	(80,009)	(145,946)	(206,738)	(343,885)	(467,285)
Minority interests	7,514	(2,296)	(7,578)	(6,122)	(49)

Income before cumulative effect of accounting change	90,448	249,891	447,184	778,223	1,082,043
Cumulative effect of accounting change, net of tax	—	—	(5,413)	—	—

Net income	$90,448	$249,891	$441,771	$778,223	$1,082,043

Per basic share amounts:
Income before cumulative effect of accounting change	$0.08	$0.22	$0.35	$0.59	$0.79
Cumulative effect of accounting change	—	—	(0.00)	—	—

Per basic share amounts	$0.08	$0.22	$0.35	$0.59	$0.79

Per share diluted amounts:
Income before cumulative effect of accounting change	$0.08	$0.21	$0.34	$0.57	$0.78
Cumulative effect of accounting change	—	—	(0.00)	—	—

Per share diluted amounts	$0.08	$0.21	$0.34	$0.57	$0.78

Weighted average shares:
Basic	1,075,884	1,149,984	1,276,576	1,319,458	1,361,708

Diluted	1,122,380	1,171,280	1,313,314	1,367,720	1,393,875

	December 31,

	2001	2002	2003		2004		2005

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$523,969	$1,109,313	$1,381,513		$1,330,045		$1,313,580
Short-term investments	199,450	89,690	340,576		682,004		774,650
Long-term investments	286,998	470,227	934,171		1,266,289		825,667
Working capital	703,666	1,082,234	1,498,606		1,826,279		1,698,302
Total assets	1,678,529	4,040,226	5,820,134		7,991,051		11,788,986
Short-term obligations	16,111	2,970	2,840		124,272	(2)	—
Long-term obligations	12,008	13,798	124,476	(2)	75		—
Total stockholders’ equity	1,429,138	3,556,473	4,896,242		6,728,341		10,047,981

(1)	These results include acquired company results of operations beginning on the date of acquisition. See Note 3 in the notes to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for a summary of recent acquisitions.

(2)	Includes a lease obligation totaling $122.5 million that was reclassified as short-term in 2004 as the lease expired on March 1, 2005, at which time we purchased the facility.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
      This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.
      You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.
Overview

About eBay Inc.
      Our purpose is to pioneer new communities around the world built on commerce, sustained by trust, and inspired by opportunity. We bring together millions of buyers and sellers every day on a local, national and international basis through an array of websites. We provide online marketplaces for the sale of goods and services, online payments services and online communication offerings to a diverse community of individuals and businesses. We currently have three primary businesses: the eBay Marketplaces, Payments and Communications. Our eBay Marketplaces provide the infrastructure to enable online commerce in a variety of formats, including the traditional auction platform, along with our other online platforms, such as Rent.com, Shopping.com, Kijiji, mobile.de, and Marktplaats.nl. Our Payments business, which consists of our PayPal business, enables individuals or businesses to securely, easily and quickly send and receive payments online. Our Communications business, which consists of our Skype business, enables VoIP calls between Skype users, as well as provides low-cost connectivity to traditional fixed-line and mobile telephones.

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics
      Members of our senior management team regularly review key operating metrics such as new users, new user accounts, active users, listings and gross merchandise volume, as well as total payment volume processed by our wholly owned PayPal subsidiary and number of users registered with our Skype subsidiary. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our Marketplaces, Payments, and Communications platforms and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Our expectations for growth
      We expect that our growth in net revenues during 2006 will result primarily from increased net transaction revenues across our U.S. Marketplaces, International Marketplaces, Payments and Communications segments. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion for our eBay Marketplaces, our Payments and Communications businesses, customer support, site operations, marketing and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business as well as to build the infrastructure necessary to support long-term growth. In addition, to the extent that the U.S. dollar strengthens against foreign currencies, and, in particular, the Euro, British pound and Korean won, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively impact our consolidated net revenues and, to the extent that they are not hedged, our net income.
      The discussion of our consolidated financial results contained herein is intended to assist investors, analysts and other parties reading this report to better understand the key operating and financial measures summarized above as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Seasonality
      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2003
Net revenues	$476,492	$509,269	$530,942	$648,393
Current quarter vs prior quarter	15%	7%	4%	22%
2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%
2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
      We have historically experienced our strongest quarters of sequential growth in the first and fourth fiscal quarters. We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns, both online and offline as our business matures. Our expectation is that Skype’s business will experience seasonally slower growth during holiday periods.

Business Combinations
      Through both domestic and international acquisitions, we have continued to expand our global online platforms. The financial results of entities acquired in purchase transactions are reflected in our consolidated results from the dates that each acquisition closed. The aggregate purchase price for completed acquisitions, paid in the form of cash and our common stock, totaled $4.2 billion in 2005 (not including any possible future earn out payments associated with our acquisition of Skype), $1.0 billion in 2004 and $246 million in 2003. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. See “Note 1 — The Company and Summary of Significant Accounting Policies” and “Note 3 — Business Combinations, Goodwill and Intangible Assets” to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
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

	Year Ended December 31,

	2003	2004	2005

Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	19.2	18.8	18.0

Gross profit	80.8	81.2	82.0

Operating expenses:
Sales and marketing	26.2	26.2	27.0
Product development	7.4	7.4	7.2
General and administrative	15.4	12.7	13.0
Payroll tax on employee stock options	0.4	0.5	0.3
Amortization of acquired intangible assets	2.3	2.0	2.8

Total operating expenses	51.7	48.8	50.4

Income from operations	29.1	32.4	31.7
Interest and other income, net	1.6	2.4	2.4
Interest expense	(0.2)	(0.3)	(0.1)

Income before cumulative effect of accounting change, income taxes and minority interests	30.6	34.5	34.0
Provision for income taxes	(9.5)	(10.5)	(10.3)
Minority interests	(0.4)	(0.2)	(0.0)

Income before cumulative effect of accounting change	20.7	23.8	23.8
Cumulative effect of accounting change, net of tax	(0.3)	—	—

Net income	20.4%	23.8%	23.8%

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers on our eBay Marketplaces and fees from payment processing services on our PayPal platform. Our net revenues have continued to grow each year, primarily as a result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, user gross merchandise volume on our eBay Marketplaces platforms and payment transactions processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online commerce experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded trust and safety programs.

Net Revenues Summary

	Year Ended		Year Ended		Year Ended
	December 31,	Percent	December 31,	Percent	December 31,
	2003	Change	2004	Change	2005

	(In thousands, except percent changes)
Net Revenues by Type:
Net transaction revenues U.S. Marketplaces	$1,024,915	31%	$1,338,715	30%	$1,737,039
International Marketplaces	657,874	76%	1,157,472	44%	1,665,262
Payments	429,453	59%	680,813	47%	1,001,915
Communications	—	—	—	—	24,809
Total net transaction revenues	2,112,242	50%	3,177,000	39%	4,429,025
Advertising and other non- transaction net revenues	52,854	78%	94,309	31%	123,376

Total net revenues	$2,165,096	51%	$3,271,309	39%	$4,552,401

Net Revenues by Segment:
U.S. Marketplaces	$1,062,834	32%	$1,399,848	29%	$1,804,092
International Marketplaces	664,640	77%	1,173,759	44%	1,695,045
Payments	437,622	59%	697,702	47%	1,028,455
Communications	—	—	—	—	24,809

Total net revenues	$2,165,096	51%	$3,271,309	39%	$4,552,401

Net Revenues by Geography:
U.S.	$1,406,512	34%	$1,889,936	31%	$2,471,273
International	758,584	82%	1,381,373	51%	2,081,128

Total net revenues	$2,165,096	51%	$3,271,309	39%	$4,552,401

      Net Marketplaces revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or service provider is located. Our Payments and Communications segments net revenues include amounts earned internationally.

	Year Ended December 31,

	2003	2004	2005

	(In millions)
Supplemental Operating Data:
U.S. and International Marketplaces Segments:(1)
Confirmed registered users(2)	94.9	135.5	180.6
Active users(3)	41.2	56.1	71.8
Number of non-store listings(4)	955.0	1,339.9	1,689.6
Number of stores listings(4)	16.0	72.7	187.2
Gross merchandise volume(5)	$23,779	$34,168	$44,299

	Year Ended December 31,

	2003	2004	2005

	(In millions)
Payments Segment:
Total accounts(6)	40.3	63.8	96.2
Active accounts(7)	13.2	20.2	28.1
Total number of payments(8)	229.8	339.9	480.7
Total payment volume(9)	$12,226	$18,915	$27,485
Communications Segment:
Registered Users(10)	—	—	74.7

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay’s trading platforms.

(3)	All users, excluding users of Half.com, Internet Auction, Rent.com, Shopping.com, and our classifieds websites, who bid on, bought, or listed an item within the previous 12-month period. Includes users of eBay EachNet in China and eBay India since the migration to the eBay platform in September 2004 and April 2005, respectively.

(4)	All listings on eBay’s trading platforms during the quarter, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay’s trading platforms during the quarter, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all personal, premier, or business accounts opened, excluding accounts that have been closed or locked and the payment gateway business accounts, and including users who made payments using PayPal but have not registered.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system during the quarter.

(8)	Total number of payments initiated through the PayPal system during the quarter, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the quarter.

(9)	Total dollar volume of payments initiated through the PayPal system during the quarter, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the quarter.

(10)	Communications registered users represent the cumulative total of all users who have completed the Skype registration process.
      The U.S. Marketplaces segment includes our U.S. marketplaces commerce platforms, other than our PayPal subsidiary. The International Marketplaces segment includes our international marketplaces commerce platforms excluding our PayPal and Skype subsidiaries. The Payments segment consists of our global payments platform operated by our PayPal subsidiary. The Communications segment consists of our VoIP offerings from our Skype subsidiary subsequent to our acquisition of Skype on October 14, 2005.
      Our net revenues result from fees associated with our transaction, referral fees, advertising and other services in our U.S. Marketplaces, International Marketplaces, Payments, and Communications segments. Net transaction revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from advertising are derived principally from the sale of banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users.

      The successive year-over-year growth in net revenues from 2003 through 2005 was primarily the result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, gross merchandise volume and payment transactions processed by PayPal.

eBay Marketplaces Net Transaction Revenues
      Total net transaction revenues from the U.S. and International Marketplaces segments in aggregate increased 36% in 2005, 48% in 2004, and 66% in 2003, compared to the respective prior year. The growth in both U.S. Marketplaces and International Marketplaces segment net transaction revenues was primarily the result of increased auction transaction activity, reflected in the growth of the number of registered users, active users, listings and gross merchandise volume. Gross merchandise volume from the U.S. and International Marketplaces segments together increased 30% in 2005, 44% in 2004 and 60% in 2003, compared to the respective prior year. U.S. and International Marketplaces segment net transaction revenues as a percentage of user gross merchandise volume was 7.7% for 2005, 7.3% for 2004, and 7.1% for 2003. The increases in 2005 reflected the growth in both domestic and international net transaction revenues due to increased transaction activity, reflected in the growth of the number of registered users, active users, listings and gross merchandise volume and revenue transactions from our acquired entities. The increases in 2004 and 2003 reflected increased feature adoption and the impact of our fee increases implemented in those years. In addition, there was gross merchandise volume growth across all major categories, with the motors, clothing & accessories, consumer electronics, home & garden, books/movies/music, sports, and computer categories having the most significant dollar impact.
      The number of active users on the eBay platform increased 28% during 2005 to 71.8 million at December 31, 2005. Active users increased 36% during 2004 to 56.1 million at December 31, 2004, from 41.2 million at December 31, 2003. We believe that increases in user activity are largely the result of our promotional efforts and our emphasis on helping our user community be successful through the introduction of new site features and functionality and expanded trust and safety programs, in addition to our international expansion.
      The number of items listed on eBay’s trading platforms increased 33% to 1.9 billion in 2005, from 1.4 billion in 2004, and increased 45% in 2004 from 971.0 million in 2003. This percentage growth in listings was experienced across our U.S. and, more significantly, our international platforms.

U.S. Marketplaces Segment
      U.S. Marketplaces segment net transaction revenues increased 30% in 2005, 31% in 2004, and 43% in 2003, compared to the respective prior year. Gross merchandise volume from the U.S. Marketplaces segment increased 19% in 2005, 27% in 2004 and 41% in 2003, respectively. Net transaction revenues derived from the U.S. Marketplaces segment represented 39% of the total net transaction revenues in 2005. For 2005, the growth in our U.S. Marketplaces segments net transaction revenues was primarily the result of continued strong transaction activity and approximately $100 million in revenues from our recent acquisitions. We expect net transaction revenues from our U.S. Marketplaces segment to increase in 2006, but to decrease as a percentage of total eBay Marketplaces net transaction revenues as the International Marketplaces segment grows in significance. In addition, even as the U.S. Marketplaces segment continues to grow in absolute terms, we expect its growth rate in 2006 to be lower than that of 2005.

International Marketplaces Segment
      International Marketplaces segment net transaction revenues increased 44% in 2005, 76% in 2004, and 121% in 2003, compared to the respective prior year. International Marketplaces segment net transaction revenues as a percentage of total net transaction revenues was 38% in 2005, 36% in 2004 and 31% in 2003. Gross merchandise volume from the International Marketplaces segment increased 42% in 2005, 70% in 2004, and 102% in 2003, compared to the respective prior year. For 2005, the growth in our International Marketplaces segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues, was primarily the result of strong performances in the United Kingdom and Germany, as well as significant increases in certain of our less established markets, particularly Australia, France and Italy. For 2004, the growth in our International Marketplaces segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues, was primarily the result of strong performances in the United Kingdom, South Korea and Germany. The relative strength of foreign currencies against the U.S. dollar resulted in increased net revenues of approximately $6.7 million during 2005, when compared to the results if the weighted-average foreign currency exchange rates used in the preparation of our 2004 consolidated financial statements were used. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect that the growth rates of our International Marketplaces segment transaction net revenues will continue to decline in 2006, although we expect such revenues to grow in significance relative to our total eBay Marketplaces as we continue to develop and deploy our global online commerce platform during 2006.

Payments Segment Net Transaction Revenues
      Payments segment net transaction revenues increased 47% in 2005, 59% in 2004 and 360% in 2003, compared to the respective prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues were 23% in 2005, 21% in 2004, and 20% in 2003. The growth in our Payments segment net transaction revenues, both in absolute terms and as a percentage of total net transaction revenues is primarily the result of increases in PayPal transaction volume driven by the growth in both eBay Marketplaces and PayPal merchant services transactions, and the higher penetration of PayPal in the eBay Marketplaces.
      During 2005, over $27.5 billion in total payment volume was transacted on the PayPal platform as compared to $18.9 billion during 2004. As of December 31, 2005, PayPal had 96.2 million accounts, compared to 63.8 million accounts at December 31, 2004. Our Payments segment net transaction revenues as a percentage of total payment volume was 3.6% in 2005 and 2004. The growth in Payments net transaction revenues was positively affected by PayPal’s continued penetration of eBay Marketplaces transactions in all countries, particularly in the United States and the United Kingdom. Further, Payments net transaction revenues have grown in connection with the increase in our eBay Marketplaces gross merchandise volume during 2004 and 2005. The relative strength of foreign currencies, primarily the Euro, against the U.S. dollar, resulted in higher net revenues of approximately $5.3 million during 2005 when compared to the results if the weighted-average foreign currency exchange rates used in the preparation of our 2004 consolidated financial statements were used.
      Net transaction revenues from the Payments segment earned internationally totaled $364.5 million in 2005 and $207.6 million in 2004, representing 36.4% and 30.5% of total Payments segment net transaction revenue, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect the Payments segment net transaction revenues to increase in total during 2006 and for net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We also expect that the Payments segment net transaction revenues will increase as a percentage of total net transaction revenues in 2006.

Communications Segment Net Transaction Revenues
      Communications net transaction revenues were $24.8 million in 2005, which represents the revenue generated from VoIP offerings from our recent acquisition of Skype on October 14, 2005 through December 31, 2005. We expect the Communications segment net transaction revenues to increase in total and as a percentage of total net transactions revenues during 2006. For revenue generating offerings, revenue is recognized when the related offering is provided, or over the offering period. The majority of revenue offerings are prepaid. We record deferred revenue for the prepaid amounts in excess of revenue recognized.

Advertising and Other Non-Transaction Net Revenues
      Advertising and other non-transaction net revenues increased in total in 2005 as compared to 2004 and remained consistent as a percentage of revenue in 2005 as compared to 2004. Advertising and other net revenues totaled $123.4 million in 2005, $94.3 million in 2004 and $52.9 million in 2003. These amounts as a percentage of total net revenues represented 3% in 2005 and 2004 and 2% in 2003. We continue to view our business as primarily transaction driven and we expect advertising and other net revenues to continue to represent a relatively small proportion of total net revenues during 2006.

Cost of Net Revenues

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Cost of net revenues	$416,058	48%	$614,415	33%	$818,104
As a percentage of net revenues	19.2%		18.8%		18.0%
      Cost of net revenues consists primarily of costs associated with payment processing, site operations, and customer support. Significant cost components include bank charges, credit card interchange, other payment processing costs, employee compensation and facilities costs for our customer support and site operations, depreciation of equipment and amortization of required capitalization of major site and product development costs.
      The increase in cost of net revenues during 2005 was primarily due to an increase in the volume of transactions on the Marketplaces and Payments websites and continued development and expansion of our customer support and site operations infrastructure. Payment processing costs increased to $403.1 million in 2005 from $305.1 million in 2004, due to the increase in PayPal’s total payment volume and increased payment processing costs related to the growth of our eBay Marketplaces activity. Aggregate customer support and site operations costs increased approximately $88.4 million during 2005, compared to the prior year. The decrease in cost of net revenues as a percentage of net revenues was primarily due to lower payment processing costs as a percentage of total payment volume in our payments segments as compared to prior periods. Costs of net revenues are expected to increase in total and as a percentage of net revenues during 2006 primarily due to the Payments and Communications businesses, each of which currently has a lower gross margin than our traditional marketplaces businesses.
      The increase in cost of net revenues during 2004 was primarily due to an increase in the volume of transactions on the PayPal and eBay websites and continued development and expansion of our customer support and site operations infrastructure. The decrease in cost of net revenues as a percentage of net revenues was primarily due to eBay’s Marketplace’s site operations costs growing at a slower rate than net revenues. Payment processing costs increased to $305.1 million in 2004 from $215.7 million in 2003, due to the increase in PayPal’s total payment volume and increased payment processing costs related to the growth of our eBay Marketplaces activity. Aggregate customer support and site operations costs increased $105.3 million during 2004, compared to the prior year, and resulted primarily from an increase in headcount and related employee costs and consultant costs of approximately $37.1 million and increased facilities costs of approximately $16.2 million. In addition, aggregate depreciation of site equipment and amortization of capitalized software development costs increased $36.0 million as compared to 2003.

Operating Expenses

Sales and Marketing

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Sales and marketing	$567,565	51%	$857,874	43%	$1,230,728
As a percentage of net revenues	26.2%		26.2%		27.0%

      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.
      Sales and marketing expenses increased in 2005 and increased as a percentage of total net revenues due to our continued investment in growing our global user base. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increases. Combined advertising and marketing costs increased $228.8 million in 2005, compared to the prior year. This increase, both in dollars and as a percentage of net revenues, was primarily the result of international expansion and industry-wide increases in Internet marketing rates, partially offset by marketing efficiencies. Employee-related costs increased by $97.4 million in 2005 as we continued to expand our domestic and international operations. Sales and marketing expenses are expected to increase in total and as a percentage of net revenues during 2006 due to the recent acquisition of Shopping.com which has higher sales and marketing expenses as a percentage of net revenues than our other businesses. In addition, our online marketing expenses are expected to increase because of increases in the volume of online advertising that we expect to purchase in order to attract new customers and increased user activity on our websites, including growth initiatives in sales and marketing activities in our Marketplaces segments.
      Sales and marketing expenses increased in 2004, but remained consistent as a percentage of total net revenues due to our continued investment in growing our user base and our development of new media campaigns. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increases. Combined advertising and marketing costs increased $169.8 million in 2004, compared to the prior year. This increase was primarily the result of our internet marketing, domestic and international television, and radio advertising campaigns as well as several category-focused print campaigns. Employee-related costs increased by $68.4 million in 2004 as we continued to expand our domestic and international operations.

Product Development

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Product development	$159,315	51%	$240,647	36%	$328,191
As a percentage of net revenues	7.4%		7.4%		7.2%
      Product development expenses consist primarily of employee compensation, consultant costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, global billing, seller tools and payment gateway projects. These capitalized costs totaled $37.1 million in 2005, $41.3 million in 2004 and $38.5 million in 2003, and are reflected as a cost of net revenues when amortized in future periods. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to the Marketplaces, Payments and Communications businesses.
      The increase in product development expenses in 2005, as compared to the prior year, was primarily the result of increased headcount to support various platform development initiatives in our Marketplaces, Payments and Communications segments, domestically and internationally. Employee related costs increased by $63.9 million compared to the prior year. Our product development staff increased approximately 50% from approximately 1,500 at December 31, 2004 to approximately 2,200 at December 31, 2005. Product development expenses are expected to increase in total and may increase slightly as a percentage of net revenues in 2006, as we develop new site features and functionality and continue to improve and expand operations across all platforms.
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

General and Administrative

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
General and administrative	$332,668	25%	$415,725	42%	$591,716
As a percentage of net revenues	15.4%		12.7%		13.0%
      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance and professional fees.
      General and administrative expenses increased in total and remained consistent as a percentage of net revenues in 2005, as compared to the prior year. The dollar increase was due primarily to employee related and facilities costs. Employee related costs increased by approximately $111.3 million during 2005 as compared to the prior year. We increased our general and administrative employees from approximately 2,700 at December 31, 2004 to approximately 4,200 at December 31, 2005. This increase related primarily to the addition of employees in our trust and safety and corporate functions. Facilities costs increased by approximately $48.2 million during 2005 as compared to the prior year. PayPal’s transaction loss expense increased by approximately $23.3 million, to $73.8 million during the year ended December 31, 2005, reflecting the increase in activity in the Payments segment in addition to the expansion of our PayPal Buyer Protection Program. PayPal’s transaction loss expense rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was consistent at 0.27% in 2005 and 2004. With our continued investment across all areas of our business and related corporate functions, we expect general and administrative expenses to increase during 2006, but decrease as a percentage of revenue as our revenue base increases at a higher rate.
      General and administrative expenses increased in total, but decreased as a percentage of net revenues in 2004, as compared to the prior year. The dollar increase was due primarily to employee related costs, fees for external professional advisors, including Sarbanes-Oxley compliance costs, and payment transaction loss expenses. The increases in employee related costs resulted from growth in the finance, human resource and legal departments to meet the demands of our expanding business, including growing international operations, increased regulatory demands, and the integration of acquired businesses. We increased our general and administrative employees from approximately 1,900 at December 31, 2003 to approximately 2,700 at December 31, 2004. This increase related primarily to the addition of employees in our trust and safety functions. Consultant and employee related costs increased by approximately $53.8 million during 2004 as compared to the prior year. PayPal’s transaction loss expense increased by approximately $14.1 million, to $50.5 million during the year ended December 31, 2004, reflecting the increase in activity in the Payments segment in addition to the expansion of our PayPal Buyer Protection Program. PayPal’s transaction loss expense rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was 0.27% in 2004 compared to 0.30% in 2003. The decrease in this percentage from 2003 to 2004 was offset in part by the increase in coverage for our PayPal Buyer Protection Program. Patent litigation expense of approximately $30 million during 2003 has been included in general and administrative expense and was related to the accrual of an August 6, 2003 court judgment resulting from the MercExchange patent infringement lawsuit.

Payroll Tax on Employee Stock Options

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Payroll tax on employee stock options	$9,590	82%	$17,479	(26)%	$13,014
As a percentage of net revenues	0.4%		0.5%		0.3%
      We are subject to employer payroll taxes on employee gains from the exercise of non-qualified stock options. These employer payroll taxes are recorded as a charge to operations in the period in which such options are exercised and sold based on actual gains realized by employees. The fluctuation in each respective year was primarily the result of the extent of employee gains recognized on stock option exercises. Our results of operations and cash flows could vary significantly depending on the actual period that stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed. In general, we expect payroll taxes on employee stock option gains to increase during periods in which our stock price is high relative to historic levels.

Amortization of Acquired Intangible Assets

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Amortization of acquired intangible assets	$50,659	30%	$65,927	96%	$128,941
As a percentage of net revenues	2.3%		2.0%		2.8%
      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion increase the features, functions, and formats available to our users and maintain a leading role in online e-commerce. These purchase transactions generally result in the creation of acquired intangible assets and lead to a corresponding increase in the amortization expense in future periods. The increase in amortization of acquired intangibles during 2005 compared to prior years is due to the business acquisitions consummated during 2004 and 2005.
      Intangible assets include purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years.
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Our annual impairment test was carried out as of August 31, 2005 and we determined that there was no impairment. There were no events or circumstances from that date through December 31, 2005 that would impact this assessment.
      We expect amortization of acquired intangible assets to increase in 2006 as a result of the intangible assets associated with our 2005 acquisitions. Amortization of acquired intangible assets may increase should we make additional acquisitions in the future.

Non-Operating Items

Interest and Other Income, Net

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Interest and other income, net	$36,573	129%	$77,867	43%	$111,148
As a percentage of net revenues	1.6%		2.4%		2.4%
      Interest and other income, net consists primarily of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other non-operating transactions.
      Our interest and other income, net increased in total and remained consistent as a percentage of net revenues during 2005 as compared to the prior year, primarily as a result of increased interest income due to increased cash, cash equivalents and investments balances and higher interest rates. The weighted-average interest rate of our portfolio increased to 2.9% in 2005 from 1.7% in 2004. We expect that interest and other income, net, will remain consistent during 2006 compared to 2005, excluding the potential effects from our recent and future acquisitions.
      Our interest and other income, net increased in total and as a percentage of net revenues during 2004 as compared to 2003, primarily as a result of gains from the sale of an equity investment and amendments to certain sublease agreements. In addition, we recorded increased interest income primarily due to higher investment balances, and increased cash and cash equivalents balances. The weighted-average interest rate of our portfolio increased to 1.7% in 2004 from 1.6% in 2003. During 2003 we recorded impairment charges totaling $1.2 million within interest and other income, net.

Interest Expense

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Interest expense	$4,314	106%	$8,879	(61)%	$3,478
As a percentage of net revenues	0.2%		0.3%		0.1%
      Interest expense consists of interest charges on our consolidated lease arrangement related to our San Jose headquarters office facilities, capital leases, and mortgage notes.
      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In accordance with the provisions of this standard, we included our San Jose headquarters lease arrangement in our consolidated financial statements effective July 1, 2003. Beginning July 1, 2003, our consolidated statement of income reflected the reclassification of lease payments on our San Jose headquarters office facilities from operating expense to interest expense. The increase in interest expense during 2004 was primarily the result of the inclusion of these interest payments for the full year 2004. Interest expense decreased during 2005 primarily due to the payment of the lease obligation of our San Jose headquarters facility on March 1, 2005. We expect our interest expense will decrease both in total and as a percentage of net revenue during 2006.

Provision for Income Taxes

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Provision for income taxes	$206,738	66%	$343,885	36%	$467,285
As a percentage of net revenues	9.5%		10.5%		10.3%
Effective tax rate	32%		30%		30%
      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate, offset by decreases resulting from foreign income with lower effective tax rates and tax credits.
      The lower effective tax rates in 2005 and 2004 as compared to 2003 reflect the increasing profit contribution from our international operations that are subject to lower tax rates.

Minority Interests

		Percent		Percent
	2003	Change	2004	Change	2005

	(In thousands, except percentages)
Minority interests	$(7,578)	19%	$(6,122)	(99)%	$(49)
As a percentage of net revenues	0.4%		0.2%		0.0%
      Minority interests represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest and consolidate the subsidiaries’ results in our financial statements. Third parties held minority interests in various of our subsidiaries during 2003, 2004 and 2005.
      The changes in minority interests in 2004 and 2005 were due primarily to our acquisition of a 38% additional ownership interest in Internet Auction during 2004, which brought our ownership to over 99%.

Cumulative Effect of Change in Accounting Principle
      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we included our San Jose headquarters lease arrangement in our consolidated financial statements effective July 1, 2003. Our consolidated statement of income for the year ended December 31, 2003 reflected the reclassification of lease payments on our San Jose headquarters from operating expense to interest expense, beginning with the quarters following our adoption of FIN 46 on July 1, 2003, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, per quarter for periods after June 30, 2003. We adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, did not restate prior periods. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 was reflected in net income in 2003. As of December 31, 2004, we had $126.4 million included within current restricted cash and investments relating to our San Jose headquarters lease facility lease arrangement, which had effectively provided us with full ownership rights to these facilities. In February 2004, we elected not to extend the lease period, which required us to purchase the facility on March 1, 2005. We utilized the $126.4 million related restricted cash and investments to complete the purchase of the facility.

Impact of Foreign Currency Translation
      During 2005, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 46% of our consolidated net revenues, as compared to 42% of our net revenues in 2004 and 35% of our net revenues in 2003. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, Australian dollars, Chinese renminbi, and Indian rupee. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income.
      During 2005, the U.S. dollar weakened against most of the foreign currencies listed above. Using the weighted-average foreign currency exchange rates from 2004, our net revenues for 2005 would have been lower than reported using the actual exchange rates for 2005 by approximately $12.0 million. In addition, if the weighted-average foreign currency exchange rates from 2004 were applied to our cost of revenues and operating expenses for 2005, these costs of revenues and operating expenses would have been lower in total than reported using the actual exchange rates for 2005 by approximately $5.6 million. The majority of this impact relates to the relative strength of the Euro against the U.S. dollar.
      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplaces and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income in the event the U.S. dollar strengthens relative to other currencies. See the information in Item 7A under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

Foreign Exchange Hedging Policy
      We are a rapidly growing company, with an increasing proportion of our operations outside the United States. Accordingly, our foreign currency exposures have increased substantially and are expected to continue to grow. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow, and results of operations.
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
      Earnings Translation Exposure: As our international operations grow, fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign denominated subsidiaries. We may decide to purchase forward exchange contracts or other instruments to offset the earnings impact of currency fluctuations. Such contracts will be marked-to-market on a monthly basis and any unrealized gain or loss will be recorded in interest and other income, net.

Employee Stock Options
      We continue to believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. Stock options granted during the year ended December 31, 2005, net of cancellations, represented approximately 2% of our total common stock outstanding as of December 31, 2005. This represented a decrease from the approximately 3% of total common stock outstanding as of December 31,

2004 represented by stock options granted, net of cancellations, during the year ended December 31, 2004. A substantial portion of our stock options granted during the year were granted to new employees.

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
      The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. We expect the compensation charges under FAS 123R to reduce earnings per diluted share by approximately $0.16 to $0.17 per share for the year ending December 31, 2006. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes and may differ from our expectations based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits, and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$874,119	$1,285,315	$2,009,891
Investing activities	(1,319,542)	(2,013,220)	(2,452,731)
Financing activities	688,866	647,669	471,606
Effect of exchange rates on cash and cash equivalents	28,757	28,768	(45,231)

Net increase (decrease) in cash and cash equivalents	$272,200	$(51,468)	$(16,465)

      We have generated annual cash provided by operating activities in amounts greater than net income in 2003, 2004 and 2005 due primarily to the tax benefit on the exercise of employee stock options and non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary. In 2005 and 2003, operating cash flows were also positively impacted by the net cash amounts provided by year-over-year changes in working capital assets and liabilities.
      The net cash used in investing activities in 2003, 2004 and 2005 reflected primarily the movement of cash and cash equivalents between cash and cash equivalents and investments, the purchase of property and equipment, and acquisitions. Purchases of property and equipment, net totaled $338.3 million in 2005, $292.8 million in 2004, and $365.4 million in 2003. Purchases of property and equipment in 2005 and 2004 related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion. In 2003, purchases of property and equipment included the $125.1 million purchase of additional office space in San Jose, California. Purchases of property and equipment in 2003 also included amounts for improvements to various facilities in the U.S. and around the world as well as computer equipment and software to support our site operations, customer support and international expansion. Cash expended for acquisitions, net of cash acquired, totaled approximately $2.7 billion in 2005, $1.0 billion in 2004 and $216.4 million in 2003. In 2005, net cash payments for acquisitions consisted primarily of the cash payment, net of cash acquired for the acquisition of Rent.com, certain international classifieds websites, Shopping.com, Skype and the payment gateway business acquired from VeriSign. In 2004, our cash acquisitions included the acquisition of mobile.de, Baazee.com, and Marktplaats.nl, as well as an additional ownership interest in Internet Auction Co. Our cash acquisitions in 2003 included acquiring the remaining ownership interest in EachNet and an additional ownership interest in Internet Auction Co.
      The net cash flows provided by financing activities in 2003, 2004 and 2005 were due primarily to proceeds from stock option exercises. Proceeds from stock option exercises totaled $599.8 million in 2005, $650.6 million in 2004, and $700.8 million in 2003. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.
      The negative effect of exchange rates on cash and cash equivalents during 2005 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro. The positive effect of exchange rates on cash and cash equivalents during 2004 and 2003 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro.

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

		Other
	Operating	Purchase
Payments Due By Year Ending December 31,	Leases	Obligations	Total

2006	$22,988	$324,237	$347,225
2007	19,455	33,893	53,348
2008	17,141	15,014	32,155
2009	15,259	3,533	18,792
2010	12,035	2,374	14,409
Thereafter	53,287	—	53,287

	$140,165	$379,051	$519,216

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
      In conjunction with our Skype acquisition, in addition to the initial consideration that has already been paid to former Skype shareholders, we have certain earn-out payments that are contingent upon Skype achieving certain net revenue, gross profit margin-based targets and active user targets. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
      As of December 31, 2005, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition changes, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions
      In the ordinary course of business we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.
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

Provisions for Doubtful Accounts and Authorized Credits
      Our U.S. Marketplaces and International Marketplaces segments are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of actual losses and credits based on our historical experience, are monitored monthly, and are made at the time the related revenue is recognized. The provision for doubtful accounts is recorded as a charge to operating expense, while the authorized credits are recorded as a reduction of revenues. The following table illustrates the provision related to doubtful accounts and authorized credits as a percentage of net revenues for 2003, 2004, and 2005 (in thousands, except percentages).

	Years Ended December 31,

	2003	2004	2005

Net revenues from the U.S. and International segments	$1,727,474	$2,573,607	$3,499,137
Doubtful accounts and authorized credits	$46,049	$90,942	$89,499
Provision for doubtful accounts and authorized credits as a % of net revenues from the U.S. and International segments	2.67%	3.53%	2.56%
      Historically, our actual losses and credits have been consistent with these provisions. However, future changes in trends could result in a material impact to future consolidated statements of income and cash flows.

Based on our results for the year ended December 31, 2005, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $8.7 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a 25 basis point deviation from our estimates would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	-25 Basis		+25 Basis
	Points	2005	Points

Expense related to doubtful accounts and revenue reduction related to authorized credits	$80,751	$89,499	$98,247
Income from operations	1,450,455	1,441,707	1,432,959
Net income	1,090,791	1,082,043	1,073,295
Diluted earnings per share	$0.78	$0.78	$0.77

Provision for Transaction Losses
      Our Payments segment is exposed to transaction losses due to credit card and other payment misuse, as well as non-performance of sellers who accept payment through PayPal. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant-related charge-backs due to non-delivery of goods or services, Automated Clearing House, or ACH, returns, buyer protection program claims and debit card overdrafts. These allowances represent an accumulation of the estimated amounts, necessary to provide for transaction losses incurred as of the reporting date, including those of which we have not yet been notified. The allowances, which involve the use of actuarial techniques, are monitored monthly and are updated based on actual claims data reported by our claims processors. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. The provision for transaction losses is reflected as a general and administrative expense in our consolidated statement of income. At December 31, 2005, the allowance for transaction losses totaled $20.2 million and was included in accrued expenses and other current liabilities in our consolidated balance sheet.
      The following table illustrates the provision for transaction losses as a percentage of total payment volume from PayPal operations for the years ended December 31, 2003, 2004 and 2005 (in thousands, except percentages).

	Years Ended December 31,

	2003	2004	2005

Total payment volume	$12,226,000	$18,915,000	$27,485,000
Transaction loss expense	$36,401	$50,459	$73,773
As a % of total payment volume	0.30%	0.27%	0.27%
      The establishment of appropriate allowances for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2005, a five basis point deviation from our estimates would have resulted in an increase or decrease in our operating expenses of approximately $13.7 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a five basis point deviation from our estimates would have upon our consolidated financial statements for the year ended December 31,

2005, and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	-5 Basis		+5 Basis
	Points	2005	Points

Transaction loss expense	$60,030	$73,773	$87,516
Income from operations	1,455,450	1,441,707	1,427,964
Net income	1,095,786	1,082,043	1,068,300
Diluted earnings per share	$0.79	$0.78	$0.77

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
      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Item 3: Legal Proceedings” and “Note 8 — Commitments and Contingencies — Litigation and Other Legal Matters” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three segments.

Accounting for Income Taxes
      We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion, or all of, the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2005, we have a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income. Where the change in the valuation allowance relates to the tax deduction for employee stock option exercises, the change is reflected in additional paid-in capital. Beginning in 2006, any remaining deferred tax asset related to stock option deductions will be recognized in the periods when the benefit is received and, as such, a valuation allowance will not be required.
      Our U.S. businesses generate sufficient cash flow to fully fund their operating requirements, and we expect that profits earned outside the U.S. will be fully utilized to fund our continued international expansion. Accordingly, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2005, because such earnings are intended to be reinvested indefinitely. In the event that our future international expansion plans change and such amounts are not reinvested indefinitely, we would be subject to U.S. income taxes partially offset by foreign tax credits.

      The following table illustrates the effective tax rates for 2003, 2004, and 2005 (in thousands, except percentages):

	Years Ended December 31,

	2003	2004	2005

Provision for income taxes	$206,738	$343,885	$467,285
As a % of income before income taxes	32%	30%	30%
      Historically, these provisions have adequately provided for our actual income tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles.
      Based on our results for the year ended December 31, 2005, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $15.5 million. The following analysis demonstrates, for illustrative purposes only, the potential effect such a one-percentage point deviation change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	-100 Basis		+100 Basis
	Points	2005	Points

Provision for income taxes	$451,791	$467,285	$482,779
Income from operations	1,441,707	1,441,707	1,441.707
Net income	1,097,537	1,082,043	1,066,549
Diluted earnings per share	$0.79	$0.78	$0.77

Advertising and Other Non-Transaction Revenues
      A portion of our net revenues result from fees associated with advertising and other non-transaction services in our U.S. Marketplaces, International Marketplaces and Payments segments. Net revenues from advertising are derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay users and from offline services provided by wholly-owned subsidiaries that were divested in the second half of 2002. Advertising and other non-transaction net revenues, including barter transactions, totaled 2%, 3% and 3% of our consolidated net revenues for the years ended December 31, 2003, 2004 and 2005, respectively, and were primarily generated by our U.S. Marketplaces segment. Revenue from barter arrangements totaled $10.1 million in 2003, $13.3 million in 2004 and $6.7 million in 2005. Certain judgments are involved in the determination of the appropriate revenue recognition, including, but not limited to, the assessment and allocation of fair values in multiple element arrangements, the appropriateness of gross or net revenue recognition and, for barter transactions, the existence of comparable cash transactions to establish fair values. Our advertising and other non-transaction net revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online services and promotions in general. Unlike our transaction revenues, advertising and other non-transaction net revenues are derived from a relatively concentrated customer base.

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

      At December 31, 2005 our goodwill totaled $6.1 billion and our identifiable intangible assets totaled $823.3 million. We assess the impairment of goodwill and identifiable intangible assets of our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to its business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We completed our annual goodwill impairment test as of August 31, 2005 and determined that no adjustment to the carrying value of goodwill for any of our reportable units was required. We have determined that no events or circumstances from that date through December 31, 2005 indicate that a further assessment was necessary.
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
      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2005, our fixed-income investments earned a pretax yield of approximately 3.3%, with a weighted average maturity of three months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $6.3 million.
Equity Price Risk
      We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the years ended December 31, 2005 or 2004 relating to the other-than-temporary impairment in the fair value of equity investments. At December 31, 2005, the total carrying value of our equity instruments and equity method investments was $51.9 million.
Foreign Currency Risk
      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at December 31, 2005, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $0.8 billion.
      During 2005, the U.S. dollar weakened against most of the foreign currencies listed above. Using the weighted-average foreign currency exchange rates from 2004, our net revenues for 2005 would have been lower than reported using the actual exchange rates for 2005 by approximately $12.0 million, of which $6.7 million and $5.3 million relate to our International Marketplaces and Payments segments, respectively. In addition, if the weighted-average foreign currency exchange rates from 2004 were applied to our cost of revenues and operating expenses for 2005, these costs of revenues and operating expenses would have been lower in total than reported using the actual exchange rates for 2005 by approximately $5.6 million. The majority of this impact relates to the relative strength of the Euro against the U.S. dollar.

Transaction Exposure:
      As of December 31, 2005, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $151.5 million with maturity dates within 31 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2005, was a net translation loss of approximately $140.5 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.
      We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the year ended December 31, 2005, the realized gains and losses related to these hedges were not significant.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the year ended December 31, 2005. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the forward contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and accumulated other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the year ended December 31, 2004 and 2005, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment and the losses, net of gains, recorded to accumulated other comprehensive income as of December 31, 2004 was $140.2 million and $3.4 million, respectively. The notional amount of our economic hedges receiving hedge accounting treatment and the loss, net of gains, recorded to accumulated other comprehensive income as of December 31, 2005 was $203.0 million and $200,000 respectively.
ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Annual Financial Statements and Selected Quarterly Financial Data: The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A:	CONTROLS AND PROCEDURES
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
      (c) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.
ITEM 9B:     OTHER INFORMATION
      None.
PART III
ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Incorporated by reference from eBay’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.

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
ITEM 11:     EXECUTIVE COMPENSATION
      Incorporated by reference from eBay’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Incorporated by reference from eBay’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.
ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Incorporated by reference from eBay’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Incorporated by reference from eBay’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.
PART IV
ITEM 15:     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

2. Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts	117

      All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

Incorporated by Reference
Filed with
No.		Exhibit Description	this 10-K	Form	File No.	Date Filed

2.01		Sale and Purchase Agreement dated as of September 11, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule 1 thereto.		8-K	000-24821	9/15/2005
2.02		Earn Out Agreement dated as of September 11, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
2.03		Form of Option Assumption Agreement.		8-K	000-24821	10/18/2005
2.04		Form of EMI Rollover Agreement.		8-K	000-24821	10/18/2005
2.05		Amendment No. 1 to Earn Out Agreement dated as of December 29, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule I thereto.	X
3.01		Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005
3.02		Registrant’s Amended and Restated By-laws.		10-Q	000-24821	11/13/1998
4.01		Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02		Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.		S-1	333-59097	7/15/1998
10	.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10	.02+	Registrant’s 1996 Stock Option Plan.		S-1	333-59097	7/15/1998
10	.03+	Registrant’s 1997 Stock Option Plan.		S-1	333-59097	7/15/1998
10	.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		S-1	333-59097	7/15/1998
10	.05+	Registrant’s 2001 Equity Incentive Plan.		S-8	333-117913	8/4/2004
10	.06+	Registrant’s 1998 Directors Stock Option Plan.		10-Q	000-24821	5/15/2003
10	.07+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-Q	333-107832	4/27/2005
10	.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		S-8	333-117913	8/4/2004
10	.09+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		S-8	333-117913	8/4/2004

Incorporated by Reference
Filed with
No.		Exhibit Description	this 10-K	Form	File No.	Date Filed

10	.10+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998
10	.11+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998
10	.12+	Offer Letter to Maynard G. Webb, Jr. dated July 17, 1999.		S-3	333-88205	9/30/1999
10	.13+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003
10	.14+	Offer Letter to Jeffrey D. Jordan dated July 30, 1999.		S-3	333-88205	9/30/1999
10	.15+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	3/25/2002
10	.16+	Form of Stock Bonus Agreement under eBay Inc. 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10	.17+	Form of Stock Option Agreement under eBay Inc. 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10	.18+	Form of Stock Option Agreement under eBay Inc. 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10	.19+	Form of Stock Option Agreement under eBay Inc. 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10	.20+	Offer Letter to Scott Thompson dated January 12, 2005.		8-K	000-24821	2/7/2005
10	.21+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005
10	.22+	Offer Letter to Elizabeth Axelrod dated December 7, 2004 and addendum thereto dated February 16, 2005.		8-K	000-24821	3/10/2005
10	.23+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement.		10-Q	000-24821	4/27/2005
10	.24+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement.		10-Q	000-24821	4/27/2005
10	.25+	Summary of Compensation Payable to Named Executive Officers.		10-Q	000-24821	4/27/2005
10	.26+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005
10.27		Registration Rights Agreement dated as of September 11, 2005, by and among eBay Inc. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
10	.28+	Separation Agreement between Lynn M. Reedy and eBay Inc., dated October 18, 2005.		8-K	000-24821	10/19/2005
21.01		List of Subsidiaries.	X
23.01		PricewaterhouseCoopers LLP consent.	X
24.01		Power of Attorney (see signature page).	X
31.01		Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Filed with
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

  +     Indicates a management contract or compensatory plan or arrangement

(b)	See the Exhibits listed under Item 15(a)(3) above.

(c)	The financial statement schedules required by this item are listed under Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of eBay Inc:
      We have completed integrated audits of eBay Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 2003 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB 51”.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 23, 2006

eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2004	2005

	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,330,045	$1,313,580
Short-term investments	682,004	774,650
Accounts receivable, net	240,856	322,788
Funds receivable from customers	123,424	255,282
Restricted cash and investments	155,405	29,702
Other current assets	379,415	487,235

Total current assets	2,911,149	3,183,237
Long-term investments	1,267,707	825,667
Property and equipment, net	709,773	801,602
Goodwill	2,709,794	6,120,079
Intangible assets, net	362,909	823,280
Other assets	29,719	35,121

	$7,991,051	$11,788,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,958	$55,692
Funds payable and amounts due to customers	331,805	586,651
Accrued expenses and other current liabilities	421,969	578,557
Deferred revenue and customer advances	50,439	81,940
Short-term obligations	124,272	—
Income taxes payable	118,427	182,095

Total current liabilities	1,084,870	1,484,935
Deferred tax liabilities, net	135,971	215,682
Other liabilities	41,869	40,388

Total liabilities	1,262,710	1,741,005

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,338,608 and 1,404,183 shares issued and outstanding	1,339	1,404
Additional paid-in capital	4,855,717	7,272,476
Unearned stock-based compensation	(4,825)	(45,540)
Retained earnings	1,634,468	2,716,511
Accumulated other comprehensive income	241,642	103,130

Total stockholders’ equity	6,728,341	10,047,981

	$7,991,051	$11,788,986

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except per share amounts)
Net revenues	$2,165,096	$3,271,309	$4,552,401
Cost of net revenues	416,058	614,415	818,104

Gross profit	1,749,038	2,656,894	3,734,297

Operating expenses:
Sales and marketing	567,565	857,874	1,230,728
Product development	159,315	240,647	328,191
General and administrative	332,668	415,725	591,716
Payroll tax on employee stock options	9,590	17,479	13,014
Amortization of acquired intangible assets	50,659	65,927	128,941

Total operating expenses	1,119,797	1,597,652	2,292,590

Income from operations	629,241	1,059,242	1,441,707
Interest and other income, net	36,573	77,867	111,148
Interest expense	(4,314)	(8,879)	(3,478)

Income before cumulative effect of accounting change, income taxes and minority interests	661,500	1,128,230	1,549,377
Provision for income taxes	(206,738)	(343,885)	(467,285)
Minority interests	(7,578)	(6,122)	(49)

Income before cumulative effect of accounting change	447,184	778,223	1,082,043
Cumulative effect of accounting change, net of tax	(5,413)	—	—

Net income	$441,771	$778,223	$1,082,043

Per share basic amounts:
Income before cumulative effect of accounting change	$0.35	$0.59	$0.79
Cumulative effect of accounting change	(0.00)	—	—

Per share basic amounts	$0.35	$0.59	$0.79

Per share diluted amounts:
Income before cumulative effect of accounting change	$0.34	$0.57	$0.78
Cumulative effect of accounting change	(0.00)	—	—

Per share diluted amounts	$0.34	$0.57	$0.78

Weighted average shares:
Basic	1,276,576	1,319,458	1,361,708

Diluted	1,313,314	1,367,720	1,393,875

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Net income	$441,771	$778,223	$1,082,043

Other comprehensive income (loss):
Foreign currency translation	66,326	139,523	(140,459)
Unrealized gains (losses) on investments, net	(5,497)	(8,703)	1,922
Unrealized gains on cash flow hedges	4,249	5,525	1,297
Estimated tax benefit/(provision)	620	1,102	(1,272)

Other comprehensive income (loss):	65,698	137,447	(138,512)

Comprehensive income	$507,469	$915,670	$943,531

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Common stock:
Balance, beginning of year	$1,246	$1,299	$1,339
Common stock issued	53	40	65

Balance, end of year	1,299	1,339	1,404

Additional paid-in-capital:
Balance, beginning of year	3,107,508	3,936,510	4,855,717
Common stock issued	694,288	650,985	1,862,199
Common stock repurchased	(79)	(1)	—
Unearned stock-based compensation, net of cancellations	4,155	6,240	107,981
Stock option income tax benefit	130,638	261,983	446,579

Balance, end of year	3,936,510	4,855,717	7,272,476

Unearned stock-based compensation:
Balance, beginning of year	(5,253)	(2,008)	(4,825)
Unearned stock-based compensation, net of cancellations	(1,079)	(4,068)	(64,726)
Amortization of unearned stock-based compensation	4,324	1,251	24,011

Balance, end of year	(2,008)	(4,825)	(45,540)

Retained earnings:
Balance, beginning of year	414,474	856,245	1,634,468
Net income	441,771	778,223	1,082,043

Balance, end of year	856,245	1,634,468	2,716,511

Accumulated other comprehensive income:
Balance, beginning of year	38,498	104,196	241,642
Change in unrealized gain (loss) on investments, net of tax	(3,178)	(5,392)	1,169
Change in unrealized gain on cash flow hedges, net of tax	2,549	3,315	778
Foreign currency translation adjustment	66,327	139,523	(140,459)

Balance, end of year	104,196	241,642	103,130

Total stockholders’ equity	$4,896,242	$6,728,341	$10,047,981

Number of Shares
Common stock:
Balance, beginning of year	1,245,108	1,298,586	1,338,608
Issuance of common stock for cash and services	53,478	40,022	32,769
Issuance of common stock for acquisitions	—	—	32,806

Balance, end of year	1,298,586	1,338,608	1,404,183

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Cash flows from operating activities:
Net income	$441,771	$778,223	$1,082,043
Adjustments:
Cumulative effect of accounting change	5,413	—	—
Provision for doubtful accounts and authorized credits	46,049	90,942	89,499
Provision for transaction losses	36,401	50,459	73,773
Depreciation and amortization	159,003	253,690	378,165
Amortization of unearned stock-based compensation	5,492	5,832	31,772
Tax benefit on the exercise of employee stock options	130,638	261,983	267,142
Impairment of certain equity investments	1,230	—	—
Minority interests	7,784	6,122	49
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(153,373)	(105,540)	(151,993)
Funds receivable from customers	(38,879)	(44,751)	(132,606)
Other current assets	(13,133)	(312,756)	(49,371)
Other non-current assets	(4,111)	(308)	(4,612)
Deferred tax liabilities, net	69,770	28,652	91,690
Accounts payable	17,348	(33,975)	564
Funds payable and amounts due to customers	56,172	216,967	251,870
Accrued expenses and other liabilities	85,704	39,618	17,013
Deferred revenue and customer advances	8,864	20,061	3,646
Income taxes payable	11,976	30,096	61,247

Net cash provided by operating activities	874,119	1,285,315	2,009,891

Cash flows from investing activities:
Purchases of property and equipment, net	(365,384)	(292,838)	(338,281)
Proceeds from sale of corporate aircraft	—	—	28,290
Purchases of investments	(2,035,053)	(1,754,808)	(1,324,353)
Maturities and sales of investments	1,297,262	1,079,548	1,928,539
Acquisitions, net of cash acquired	(216,367)	(1,036,476)	(2,732,230)
Other	—	(8,646)	(14,696)

Net cash used in investing activities	(1,319,542)	(2,013,220)	(2,452,731)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	700,817	650,638	599,845
Payment of headquarters facility lease obligation	—	—	(126,390)
Principal payments on long-term obligations	(11,951)	(2,969)	(1,849)

Net cash provided by financing activities	688,866	647,669	471,606

Effect of exchange rate changes on cash and cash equivalents	28,757	28,768	(45,231)

Net increase (decrease) in cash and cash equivalents	272,200	(51,468)	(16,465)
Cash and cash equivalents at beginning of period	1,109,313	1,381,513	1,330,045

Cash and cash equivalents at end of period	$1,381,513	$1,330,045	$1,313,580

Supplemental cash flow disclosures:
Cash paid for interest	$3,237	$8,234	$3,478
Cash paid for income taxes	$3,519	$13,875	$40,256
Non-cash investing and financing activities:
Common stock issued for acquisition	$—	$—	$1,262,674
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company and Summary of Significant Accounting Policies:

The Company
      eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay, together with its subsidiaries, pioneers new communities around the world, built on commerce, sustained by trust, and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites. eBay provides online marketplaces for the sale of goods and services, online payment services and online communication offerings to a diverse community of individuals and businesses.
      eBay currently has three primary businesses: the eBay Marketplace, Payments and Communications. The eBay Marketplaces segments provide the infrastructure to enable online commerce in a variety of formats, including the traditional auction platform, along with our other online platforms, such as Rent.com, Shopping.com, Kijiji, mobile.de, and Marktplaats.nl. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals or businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables VoIP calls between Skype users, as well as provides low-cost connectivity to traditional fixed-line and mobile telephones.
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
      The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. Investments in entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.
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
      Short and long-term investments, which include marketable equity securities and government and corporate bonds, are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, we assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of certain equity investments in the consolidated statement of income.

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

Concentrations of credit risk
      Our cash, cash equivalents, accounts receivable and funds receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and PayPal accounts, with the majority of accounts receivable collected upon processing of credit card transactions. We maintain an allowance for doubtful accounts receivable and authorized credits based upon our historical experience. Historically, such losses have been within our expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, we generally do not require collateral on these balances. The provision for doubtful accounts is recorded as a charge to operating expense, while the provision for authorized credits is recognized as a reduction of net revenues.
      During the years ended December 31, 2003, 2004, and 2005, no customers accounted for more than 10% of net revenues. As of December 31, 2004 and 2005, no customers accounted for more than 10% of net accounts receivable.

Allowances for transaction losses
      Our Payments segment is exposed to transaction losses due to fraud, as well as non-performance of customers. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant related charge-backs due to non-delivery of goods or services, Automated Clearing House, or ACH, returns, and debit card overdrafts. These allowances

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represent an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those to which we have not yet been notified. The allowances, which involve the use of actuarial techniques, are monitored monthly and are updated based on actual claims data reported by our claims processors. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the allowance, in the form of provisions, are reflected as a general and administrative expense in our consolidated statement of income. At December 31, 2004 and 2005, the allowance for transaction losses totaled $11.0 million and $20.2 million, respectively, and was included in accrued expenses and other current liabilities in our consolidated balance sheet.

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

Funds receivable and funds payable to customers
      Funds receivable and payable relate to our Payments segment and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money from their bank account or through a debit card transaction, there is a clearing period before the cash is received or sent by PayPal, usually two or three business days for U.S. transactions, and up to five to eight business days for international transactions. Hence, these funds are treated as a receivable or payable until the cash is settled.

Customer accounts
      As an agent on behalf of our customers we deposit all U.S.-based customer funds held in U.S. dollars into Federal Deposit Insurance Corporation (FDIC) insured bank accounts or PayPal’s Money Market Fund. FDIC insurance is available to U.S.-based PayPal customers if we (1) place pooled customer funds in bank accounts denominated ‘PayPal as Agent for the Benefit of its Customers’ or similar caption, (2) maintain records sufficient to identify the claim of each customer in the FDIC-insured account, (3) comply with applicable FDIC recordkeeping requirements, and (4) truly operate as an agent of our customers. These customer funds held by us as an agent on behalf of customers are not reflected on our consolidated balance sheet. Additionally, we receive a custodial credit from our service provider in the form of a reduction in transaction processing fees based upon balances held with each institution. This credit is recognized as a reduction in processing costs in cost of revenues.
      Effective February 13, 2004, PayPal customers resident in the European Union began to receive services through PayPal’s U.K. subsidiary, which holds an electronic money issuer license. Electronic Money Institution, or ELMI, regulations require that customer balances in the U.K. subsidiary be represented as claims on the subsidiary (held as a principal rather than as an agent) and invested only in specified types of liquid assets. These customer balances are therefore included on our consolidated balance sheet as other current assets with the corresponding amount due to customers reflected as a liability.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and intangible assets
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Long-lived assets
      We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.
      We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment test as of August 31, 2005 and determined there was no impairment. There were no events or circumstances from that date through December 31, 2005 that would impact this assessment.

Revenue recognition
      Our net revenues result from fees associated with our transaction, advertising and other non-transaction services in our U.S. Marketplaces, International Marketplaces, Payments and Communications segments. Transaction revenue is derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Revenue from advertising is derived principally from the sale of online banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenue is primarily composed of our end-to-end services net revenue that is derived principally from contractual arrangements with third parties that provide transaction services to eBay users. Revenue is recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our U.S. and International Marketplaces segments earn listing and feature fee revenues which are recognized ratably over the estimated period of the auction while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term. For services offered on Shopping.com, our comparison shopping site, revenue is generated from lead referral fees based on the number of times a user clicks through to a merchant’s website from our Shopping.com website. Lead referral fees are recognized in the period in which the user clicks through to the merchant’s website.
      Our Payments segment earns transaction fees from processing transactions for certain customers. Revenue resulting from a payment processing transaction is recognized once the transaction is complete.
      Our Communications segment revenue is recognized when the related offering is provided. The majority of Communications segment revenues are prepaid. We record deferred revenue for prepaid amounts in excess of revenue recognized.
      Our advertising revenue is derived principally from the sale of online banner and sponsorship advertisements. To date, the duration of our banner and sponsorship advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on both banner and sponsorship contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Barter transactions are valued on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved. These amounts are included in deferred revenue in our consolidated balance sheet. Revenue from barter arrangements totaled $10.1 million, $13.3 million and $6.7 million for the years ended December 31, 2003, 2004 and 2005, respectively, with the reciprocal arrangements being recognized as an operating expense. In general, the services are received in the same period in which the reciprocal services are provided. In certain circumstances, we are required to record against revenue payments to a party who is also a customer. These payments primarily consist of certain promotional activities which result in payments to our users.
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
      Provisions for doubtful accounts, transaction losses and authorized credits are made at the time of revenue recognition based upon our historical experience. The provision for doubtful accounts and transaction losses are recorded as charges to operating expense, while the provision for authorized credits is recognized as a reduction of net revenues.

Product development costs
      Costs related to the planning and post implementation phases of our website development efforts are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years as charges to cost of net revenues.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising expense
      We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, pay-per-click, or on a straight-line basis over the term of the contract. Advertising expenses totaled $321.4 million, $459.5 million and $665.1 million during the years ended December 31, 2003, 2004, and 2005, respectively.

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

	Year Ended December 31,

	2003	2004	2005

Net income, as reported	$441,771	$778,223	$1,082,043
Add: Amortization of stock-based compensation expense determined under the intrinsic value method, net of tax	5,492	1,715	18,749
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(201,775)	(190,935)	(248,260)

Pro forma net income	$245,488	$589,003	$852,532

Earnings per share:
Basic — Reported	$0.35	$0.59	$0.79
Pro forma	$0.19	$0.45	$0.63
Diluted — Reported	$0.34	$0.57	$0.78
Pro forma	$0.19	$0.43	$0.61
      The weighted average fair value of options granted in the years ended December 31, 2003, 2004 and 2005, were $8.15, $12.12 and $11.70, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Year Ended December 31,

	2003	2004	2005

Risk-free interest rates	1.9%	2.5%	3.8%
Expected lives	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Expected volatility	64%	49%	36%
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

Cumulative Effect of Change in Accounting Principle
      In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” we have included our San Jose corporate headquarters lease arrangement in our consolidated financial statements since July 1, 2003. Under this accounting standard, our balance sheet at December 31, 2004 reflects additions for land and buildings totaling $126.4 million, lease obligations of $122.5 million and non-controlling minority interests of $3.9 million. Our consolidated statement of income for the year ended December 31, 2003, reflects the reclassification of lease payments on our San Jose corporate headquarters from operating expense to interest expense, beginning with quarters following our adoption of FIN 46 on July 1, 2003, a $5.4 million after-tax charge for cumulative depreciation for periods from lease inception through June 30, 2003, and incremental depreciation expense of approximately $400,000, net of tax, per quarter for periods after June 30, 2003. We have adopted the provisions of FIN 46 prospectively from July 1, 2003, and as a result, have not restated prior periods. The cumulative effect of the change in accounting principle arising from the adoption of FIN 46 has been reflected in net income in 2003. As of December 31, 2004, we had $126.4 million included within current restricted cash and investments relating to our San Jose headquarters lease facility lease arrangement, which had effectively provided us with full ownership rights to these facilities. In February 2004, we elected not to extend the lease period, which required us to purchase the facility on March 1, 2005. We utilized the $126.4 million in restricted cash and investments to complete the purchase of the facility.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Share-Based Payments
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be more appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.
      In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice (see “The Company and Summary of Significant Accounting Policies”).
      The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. We expect the compensation charges under FAS 123R to reduce earnings per diluted share by approximately $0.16 to $0.17 per share for the year ending December 31, 2006. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes and may also differ from our expectations based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan.
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share using the treasury stock method to the extent such shares are dilutive. The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2004	2005

Numerator:
Income before cumulative effect of accounting change	$447,184	$778,223	$1,082,043
Cumulative effect of accounting, net of tax	(5,413)	—	—

Net income	$441,771	$778,223	$1,082,043

Denominator:
Weighted average common shares	1,276,674	1,319,548	1,361,748
Weighted average unvested common stock subject to repurchase	(98)	(90)	(40)

Denominator for basic calculation	1,276,576	1,319,458	1,361,708
Weighted average effect of dilutive securities:
Weighted average unvested common stock subject to repurchase	98	90	40
Employee stock options	36,640	48,172	32,127

Denominator for diluted calculation	1,313,314	1,367,720	1,393,875

Per share amounts:
Income before cumulative effect of accounting change	$0.35	$0.59	$0.79
Cumulative effect of accounting change	(0.00)	—	—

Per share basic amounts	$0.35	$0.59	$0.79

Per share amounts:
Income before cumulative effect of accounting change	$0.34	$0.57	$0.78
Cumulative effect of accounting change	(0.00)	—	—

Per share diluted amounts	$0.34	$0.57	$0.78

      The calculation of diluted income per share excludes all anti-dilutive shares. For the years ended December 31, 2003, 2004 and 2005, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 7.0 million, 3.4 million and 26.7 million shares, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Business Combinations, Goodwill and Intangible Assets:
      Through both domestic and international acquisitions, we have continued to expand our business. The following table summarizes our purchase acquisitions in 2004 and 2005 with aggregate purchase prices in excess of $50 million (in thousands):

			Net
		Post	Tangible	Identifiable	Deferred		Unearned		Aggregate
	Year	Acquisition	Assets/	Intangible	Tax	Minority	Stock-Based		Purchase
Company Name	Acquired	Ownership	(Liabilities)	Assets	Liabilities	Interest	Compensation	Goodwill	Price

mobile.de	2004	100%	$11,183	$30,500	$(13,115)	$—	$—	$123,885	$152,453
Baazee.com	2004	100%	2,747	2,350	(905)	—	—	46,125	50,317
Marktplaats.nl	2004	100%	(1,902)	38,500	(11,778)	—	—	266,570	291,390
Internet Auction	2004	99.9%	N/A	60,143	(17,864)	43,833	—	438,684	524,796
Rent.com	2005	100%	18,050	61,800	(24,924)	—	—	380,439	435,365
International classified websites	2005	100%	(201)	13,800	(3,786)	—	—	71,771	81,584
Shopping.com	2005	100%	145,898	133,600	(29,683)	—	16,759	418,711	685,285
Skype	2005	100%	(1,610)	280,300	(71,474)		55,249	2,330,961	2,593,426
VeriSign’s Payment Gateway Business	2005	100%	(8,804)	106,600	—	—	—	275,989	373,785
      Tangible net assets were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names, developed technologies and other acquired intangible assets including contractual agreements. Identifiable intangible assets are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to eight years. We believe the straight-line method of amortization represents our best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The following table summarizes our acquired intangible assets by type related to the above purchase acquisitions (in thousands):

						Total
		Customer	Trade		Other	Acquired
	Year	List/	name/	Developed	Intangible	Intangible
Company Name	Acquired	User Base	Trademarks	Technologies	Assets	Assets

mobile.de	2004	$20,400	$4,600	$5,500	$—	$30,500
Baazee.com	2004	600	150	100	1,500	2,350
Marktplaats.nl	2004	—	37,000	1,500	—	38,500
Internet Auction	2004	46,510	12,239	1,394	—	60,143
Rent.com	2005	34,500	18,000	8,200	1,100	61,800
International classified websites	2005	2,600	11,200	—	—	13,800
Shopping.com	2005	73,600	38,700	21,300	—	133,600
Skype	2005	27,700	243,800	8,000	800	280,300
VeriSign’s Payment Gateway Business	2005	86,700	400	19,500	—	106,600
      The results of operations for periods prior to our acquisition for each acquisition during 2003, 2004 and 2005, both individually and in the aggregate, except for Skype, were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mobile.de Acquisition
      On April 1, 2004, we acquired a 100% interest in mobile.de for a cash purchase price of approximately €121 million. mobile.de is a classifieds advertising website for vehicles in Germany. The total purchase price recorded was approximately $152 million, including approximately $3 million in estimated acquisition-related expenses. We accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
      The estimated useful economic lives of the identifiable intangible assets acquired in the mobile.de acquisition are eight years for the user base, two years for the developed technology and two years for the trade name.

Baazee.com Acquisition
      On August 2, 2004, we acquired a 100% interest in Baazee.com for a cash purchase price of approximately $50 million. Baazee.com is an online marketplace in India. Through this acquisition, we have established eBay in India and will open our global online marketplaces to Baazee.com’s strong and growing community. The total purchase price recorded was approximately $50 million, including $1 million in estimated acquisition-related expenses. We accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
      The estimated useful economic lives of the identifiable intangible assets acquired in the Baazee.com acquisition are three years for the noncompete agreement, three years for the user base, one year for the trade name, and one year for the developed technology.

Marktplaats.nl Acquisition
      On November 10, 2004, we acquired a 100% interest in Marktplaats.nl for a cash purchase price of approximately €226 million. The total purchase price recorded was approximately $291 million. Marktplaats.nl is an online classifieds website in the Netherlands. The acquisition allows us to expand our e-commerce position in the Netherlands while adding to our growing knowledge of classifieds-style commerce. The total purchase price recorded was approximately $291.4 million, including approximately $2.0 million in estimated acquisition-related expenses. We accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Through these purchases, we have continued to expand our presence in South Korea, one of the largest online markets in Asia. This is consistent with our strategy of establishing and expanding our global online marketplaces in countries that represent the majority of the world’s e-commerce revenue. The estimated useful economic lives of the identifiable intangible assets acquired in the increase in ownership of IAC are eight years for the user base, five years for the trade name, and two years for the developed technology. The identifiable intangible assets are being amortized using the straight-line method over their useful economic lives. We accounted for this acquisition as purchase transactions and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.

Rent.com
      On February 23, 2005, we acquired Viva Group, Inc., which does business under the name Rent.com, for a cash purchase price of approximately $415 million plus payments for net cash and investments of approximately $18 million. Rent.com is an Internet listing website in the apartment and rental housing industry. The acquisition better enables our expansion into the online real estate market and is consistent with our strategy of growing our global online marketplaces. The total purchase price recorded was approximately $435 million, including approximately $2 million in estimated acquisition-related expenses. We accounted for the acquisition as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
      The estimated useful economic lives of the identifiable intangible assets acquired in the Rent.com acquisition are six years for the customer list, five years for the trade name, three years for the developed technology and the advertising relationships, and one year for the user base.

International Classifieds Websites
      During the second quarter of 2005, we announced our acquisitions of three international classifieds websites, Gumtree.com, LoQUo, and opusforum, which operate in select international cities. These acquisitions help us expand our global network of classifieds websites to create a more efficient place for local consumers to come together online. The aggregate purchase price recorded for these acquisitions was approximately $81.6 million, including approximately $1.3 million in estimated acquisition-related expenses. We accounted for two of these acquisitions as non-taxable and one as a taxable purchase transaction and,

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordingly, the purchase price for each acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the applicable acquisition date.
      The estimated useful economic lives of the identifiable intangible assets acquired in these acquisitions are five years for both the trade names and for the customer lists. The final purchase price allocation will depend primarily upon the completion of our integration plan.

Shopping.com
      On August 30, 2005, we acquired Shopping.com Ltd., or Shopping.com, for a purchase price of approximately $685.3 million. We acquired all outstanding shares of Shopping.com’s common stock for $21 per share in cash totaling approximately $634.5 million and we assumed Shopping.com’s outstanding common stock options, valued at approximately $43.2 million. The total purchase price also includes approximately $7.6 million in estimated acquisition-related expenses. Shopping.com is a provider of online comparison shopping and consumer reviews. This acquisition is consistent with our strategy of growing our global online marketplaces and we believe that it will create a premier online shopping experience for individuals and businesses of all sizes. We accounted for the acquisition as a taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
      The intrinsic value of Shopping.com’s unvested common stock options assumed in the acquisition totaled approximately $16.8 million and was recorded as unearned stock-based compensation. The unearned stock-based compensation relating to the unvested options is being amortized on an accelerated basis over the remaining vesting period of less than one year to four years, consistent with the graded vesting approach under FASB Interpretation No. 28.
      The estimated useful economic lives of the identifiable intangible assets acquired in the Shopping.com acquisition are four years for the customer base and five years for the trade names and the developed technology. The final purchase price allocation will depend primarily upon the completion of our integration plan and the final valuation of certain acquired tax attributes.

Skype
      On October 14, 2005, we acquired all of the outstanding securities of Skype Technologies S.A. (“Skype”), for a total initial consideration of approximately $2.6 billion, plus potential performance-based payments of up to approximately $1.3 billion. In addition, we agreed to assume Skype’s stock options outstanding as of the closing date and convert them into options to acquire approximately 1.9 million shares of our common stock. The initial consideration of approximately $2.6 billion is comprised of approximately $1.3 billion in cash and 32.8 million shares of our common stock. For accounting purposes, the stock portion of the initial consideration is valued at approximately $1.3 billion based on the average closing price of our common stock surrounding the acquisition announcement date of September 12, 2005. The shares of our common stock issued in connection with the acquisition are subject to certain contractual restrictions on resale. Additionally, the assumed options have been valued at $64.6 million and were included as part of the purchase price. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.
      In addition to the initial consideration, the maximum amount potentially payable under the performance-based earn-out is approximately €1.1 billion, or approximately $1.3 billion, and would be payable in cash or common stock, at our discretion. The earn-out payments are contingent upon Skype achieving certain net revenue, gross profit margin-based targets and active user targets. Base earn-out payments of up to an aggregate of approximately €877 million, or approximately $1.0 billion, weighted equally among the three

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
targets, would be payable if the targets are achieved over any four-quarter period commencing on January 1, 2006 through June 30, 2009. Additional bonus earn-out payments of up to an aggregate of approximately €292 million, or approximately $345 million, weighted equally among the three targets, would be payable if Skype exceeds the targets during calendar year 2008. Any contingent earn-out payments made will be accounted for as additional purchase price and will increase goodwill. As any contingent earn-out payments are to be paid in Euros, the Dollar amounts set forth above were based on the Euro-Dollar exchange rate as of December 31, 2005.
      Skype is a Luxembourg-based company that was established in 2003. Skype has developed software that, among other things, enables free calls between Skype users online. Skype’s premium offerings, which currently are its primary source of revenue, provide low-cost connectivity to traditional fixed-line and mobile telephones. We believe that Skype can increase the velocity of trade on our websites, especially in categories that require more involved communications, as well as enable us to develop and provide new e-commerce offerings.
      The intrinsic value of Skype’s unvested common stock options assumed in the acquisition totaled approximately $55.2 million and was recorded as unearned stock-based compensation. The unearned stock-based compensation relating to the unvested options will be amortized on an accelerated basis over the remaining vesting period of approximately three years, consistent with the graded vesting approach under FASB Interpretation No. 28.
      The estimated useful economic lives of the identifiable intangible assets acquired in the Skype acquisition are five years for registered user technology and trade names, two years for existing technology, and one year for network access agreements. The final purchase price allocation will depend primarily upon the refinement of certain estimates and analyses and the final valuation of certain tax attributes.
      Supplemental information on an unaudited pro forma basis, as if the Skype acquisition were completed at the beginning of the years 2004 and 2005, is as follows (in thousands, except per share amounts):

	December 31,

	2004	2005

	(Unaudited)
Revenue	$3,277,534	$4,594,954

Net income	$684,905	$944,057

Diluted income per share	$0.49	$0.66

      The unaudited pro forma supplemental information is based on estimates and assumptions, which eBay believes are reasonable. The average foreign exchange rates during years 2004 and 2005 were used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had eBay and Skype been a combined company during the specified periods.

VeriSign’s Payment Gateway Business
      On November 18, 2005, we acquired VeriSign’s payment gateway business for a purchase price of approximately $373.8 million, consisting of $370.0 million in cash and $3.8 million in estimated acquisition-related expenses. The payment gateway is a real-time, scalable Internet payment platform that allows merchants to authorize, process and manage online payments. Additionally, we have signed a multi-year security technology agreement with VeriSign, Inc. that calls for us to invest in the deployment of its

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
technologies that enable and better protect online transactions, including the purchase of up to one million two-factor authentication tokens.
      We accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The estimated useful economic lives of the identifiable intangible assets acquired in the acquisition are five years for registered user base and existing technology and one year for the trade names. The final purchase price allocation will depend primarily upon the completion of our integration plan.

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
      The components of the PayPal acquisition related liabilities are as follows (in thousands):

	Balance at	Cash	Balance at
	December 31, 2004	Payments	December 31, 2005

Excess facilities and fixed assets	$23,746	$(4,086)	$19,660
Other liabilities and contingencies	3,287	—	3,287

Total liability	$27,033	$(4,086)	$22,947

      Excess facilities and fixed assets liabilities consist primarily of accruals for PayPal’s remaining lease obligations, net of estimated sublease income. A substantial portion of the excess facilities and fixed assets liabilities recorded as of December 31, 2005 are expected to settle in cash during future periods.
      As of December 31, 2005, other PayPal liabilities and contingencies consist primarily of accruals for certain employee-related tax liabilities.

Goodwill
      Goodwill information for each segment is as follows (in thousands):

	December 31,	Goodwill		December 31,
	2004	Acquired	Adjustments	2005

Segments:
U.S. Marketplaces	$148,703	$809,590	$2,788	$961,081
International Marketplaces	1,516,055	71,771	(62,037)	1,525,789
Payments	1,072,396	275,989	—	1,348,385
Communications	—	2,330,961	(18,777)	2,312,184

	$2,737,154	$3,488,311	$(78,026)	$6,147,439

      The increase in goodwill acquired during the year ended December 31, 2005, resulted primarily from our acquisition of the outstanding shares of Rent.com, International classifieds websites, Shopping.com, Skype, and VeriSign’s payment gateway business, as well as certain insignificant acquisitions. Adjustments to goodwill during the year ended December 31, 2005, resulted primarily from foreign currency translation adjustments relating to goodwill and the release of certain acquisition liabilities associated with our current and prior period acquisitions.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. Goodwill related to our equity method investments totaled approximately $27.4 million as of December 31, 2004 and 2005.

Intangible Assets
      The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2004				December 31, 2005

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life

				(years)				(years)
Intangible assets:
Customer lists and user base	$300,929	$(80,097)	$220,832	7	$526,657	$(145,397)	$381,260	6
Trademarks and trade names	139,239	(30,811)	108,428	6	443,565	(75,571)	367,994	5
Developed technologies	40,686	(28,488)	12,198	3	101,971	(45,882)	56,089	4
All other	33,895	(7,534)	26,361	4	36,450	(14,761)	21,689	4

	$514,749	$(146,930)	$367,819		$1,108,643	$(281,611)	$827,032

      All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the year ended December 31, 2005 resulted primarily from certain intangible assets acquired as part of our acquisition of the outstanding shares of Rent.com, International classifieds websites, Shopping.com, Skype and VeriSign’s payment gateway business totaling approximately $61.8 million, $13.8 million, $133.6 million, $280.3 million, and $106.6 million, respectively. The net carrying amount of intangible assets related to our investments totaled approximately $4.9 million and $3.8 million, as of December 31, 2004 and 2005, respectively. Aggregate amortization expense for intangible assets totaled $53.2 million, $70.2 million and $136.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.
      Expected future intangible asset amortization from acquisitions completed as of December 31, 2005 is as follows (in thousands):

Fiscal Years:
2006	$198,474
2007	185,929
2008	178,201
2009	159,791
2010	88,479
Thereafter	16,158

$827,032

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Segments:
      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.
      The U.S. Marketplaces segment includes U.S. online marketplaces commerce platforms. The International Marketplaces segment includes our international online marketplaces commerce platforms. The Payments segment includes our global payments platform consisting of our PayPal subsidiary. The Communications segment includes the VoIP offerings provided by our Skype subsidiary. Results from our Communications segment reflect Skype operations for the post-acquisition period from October 15, 2005 through December 31, 2005.
      Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control, such as certain general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance. Prior period amounts have been reclassified to reflect the current management of site operations cost and product development expenses as direct costs.
      The following table summarizes the financial performance of our reporting segments (in thousands):

	Year Ended December 31, 2003

	U.S.	International
	Marketplaces	Marketplaces	Payments	Consolidated

Net revenues from external customers	$1,062,834	$664,640	$437,622	$2,165,096
Direct costs	631,154	317,887	355,075	1,304,116

Direct contribution	431,680	346,753	82,547	860,980

Operating expenses and indirect costs of net revenues				231,739

Income from operations				629,241
Interest and other income, net				36,573
Interest expense				(4,314)

Income before cumulative effect of accounting change, taxes and minority interests				$661,500

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

		International
	U.S. Marketplaces	Marketplaces	Payments	Consolidated

Net revenues from external customers	$1,399,848	$1,173,759	$697,702	$3,271,309
Direct costs	851,214	574,381	573,500	1,999,095

Direct contribution	548,634	599,378	124,202	1,272,214

Operating expenses and indirect costs of net revenues				212,972

Income from operations				1,059,242
Interest and other income, net				77,867
Interest expense				(8,879)

Income before cumulative effect of accounting change, taxes and minority interests				$1,128,230

	Year Ended December 31, 2005

		International
	U.S. Marketplaces	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,804,092	$1,695,045	$1,028,455	$24,809	$4,552,401
Direct costs	1,114,472	829,233	723,875	41,977	2,709,557

Direct contribution	689,620	865,812	304,580	(17,168)	1,842,844

Operating expenses and indirect costs of net revenues					401,137

Income from operations					1,441,707
Interest and other income, net					111,148
Interest expense					(3,478)

Income before cumulative effect of accounting change, taxes and minority interests					$1,549,377

      The following tables summarize the allocation of net revenues and the long-lived assets based on geography (in thousands):

	December 31,

	2003	2004	2005

U.S. net revenues	$1,406,512	$1,889,936	$2,471,273
International net revenues	758,584	1,381,373	2,081,128

Net revenues	$2,165,096	$3,271,309	$4,552,401

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2005

U.S. long-lived tangible assets	$659,423	$750,353
International long-lived tangible assets	80,069	86,370

Total long-lived assets	$739,492	$836,723

      Net revenues attributed to the U.S. and International geographies are based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located. Germany accounted for greater than 10% of our total net revenues for the years ended December 31, 2003, 2004, and 2005, respectively. The United Kingdom accounted for greater than 10% of our total net revenues for the years ended December 31, 2004 and 2005. Long-lived assets attributed to the U.S. and International geographies are based upon the country in which the asset is located or owned.

Note 5 —	Investments:
      At December 31, 2004 and 2005, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments and equity method investments, and are reported at fair value as follows (in thousands):

	December 31, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$156,130	$25	$(750)	$155,405
Corporate debt securities	581,058	33	(2,908)	578,183
Government and agency securities	80,274	—	(432)	79,842
Time deposits and other	23,979	—	—	23,979

	$841,441	$58	$(4,090)	$837,409

Long-term investments:
Restricted cash and investments	$1,397	$21	$—	$1,418
Corporate debt securities	827,505	107	(2,137)	825,475
Government and agency securities	397,211	—	(4,733)	392,478
Equity instruments and equity method investments	48,336	—	—	48,336

	$1,274,449	$128	$(6,870)	$1,267,707

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$29,670	$32	$—	$29,702
Corporate debt securities	362,438	4	(2,679)	359,763
Government and agency securities	371,537	—	(3,198)	368,339
Time deposits and other	46,548	—	—	46,548

	$810,193	$36	$(5,877)	$804,352

Long-term investments:
Restricted cash and investments	$1,065	$—	$—	$1,065
Corporate debt securities	665,418	115	(1,921)	663,612
Government and agency securities	110,450	—	(1,409)	109,041
Equity instruments and equity method investments	51,949	—	—	51,949

	$828,882	$115	$(3,330)	$825,667

      The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$401,789	$(1,544)	$250,487	$(3,011)	$652,276	$(4,555)
Government and agency securities	47,184	(38)	398,486	(4,624)	445,670	(4,662)

	$448,973	$(1,582)	$648,973	$(7,635)	$1,097,946	$(9,217)

      Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale. The losses on these securities have an average duration of approximately 11 months.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2005 are as follows (in thousands):

December 31,
2005

One year or less (including restricted cash and investments of $29,702)	$804,352
One year through two years (including restricted cash and investments of $989)	491,937
Two years through three years (including restricted cash and investments of $76)	281,781
Equity instruments and equity method investments	51,949

$1,630,019

      During 2003, we recorded impairment charges totaling $1.2 million as a result of the deterioration of the financial condition of certain of our private and public equity investees that were considered to be other than temporary. We did not record any impairment charges during 2004 and 2005.

Equity method investments
      We have certain investments accounted for using the equity method of accounting of which the total of these investments, including identifiable intangible assets, deferred tax liabilities and goodwill, are classified on our balance sheet as a long-term investments. Our consolidated results of operations include, as a component of other income, our share of the net income or loss of these investments together with amortization expense relating to acquired intangible assets. Our share of the results of investees’ results of operations are not significant for any period presented.
Note 6 — Derivative Instruments:

Transaction Exposure
      As of December 31, 2005, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $151.5 million with maturity dates within 31 days. The hedge contracts are used to offset changes in non-US dollar denominated functional currency value of assets and liabilities as a result of foreign exchange rate fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in interest and other income, net.

Translation Exposure
      We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the years ended December 31, 2004 and 2005, the realized gains and losses related to these hedges were not significant.

Economic Exposure
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the year ended December 31, 2005. The objective of the

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
forward contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/Euro exchange rate. Accordingly, we record as a component of accumulated other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the years ended December 31, 2004 and 2005, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment and the losses, net of gains, recorded to accumulated other comprehensive income as of December 31, 2004 was $140.2 million and $3.4 million, respectively. The notional amount of our economic hedges receiving hedge accounting treatment and the losses, net of gains, recorded to accumulated other comprehensive income as of December 31, 2005 was $203.0 million and $200,000, respectively.
Note 7 — Balance Sheet Components:

	December 31,

	2004	2005

	(In thousands)
Accounts receivable, net:
Accounts receivable	$319,489	$396,373
Allowance for doubtful accounts	(67,853)	(62,507)
Allowance for authorized credits	(10,780)	(11,078)

	$240,856	$322,788

	December 31,

	2004	2005

	(In thousands)
Other current assets:
Customer accounts	$270,918	$324,595
Prepaid expenses	54,159	44,610
Deferred tax asset, net	10,427	59,274
Other	43,911	58,756

	$379,415	$487,235

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2005

	(In thousands)
Property and equipment, net:
Computer equipment and software	$683,716	$894,401
Land and buildings, including building improvements	278,709	342,689
Leasehold improvements	99,623	121,306
Furniture and fixtures	43,689	56,854
Aviation equipment and other	30,609	40,968

	1,136,346	1,456,218
Accumulated depreciation	(426,573)	(654,616)

	$709,773	$801,602

      During the years ended December 31, 2003, 2004 and 2005, we capitalized $38.5 million, $41.3 million and $37.1 million of software development costs, respectively, the majority of which relates to major site and other product development efforts. Total depreciation expense on our property and equipment was $105.8 million in 2003, $183.5 million in 2004 and $240.6 million in 2005.
      During 2005, we sold a corporate aircraft at net book value for proceeds of $28.3 million. During 2004, we sold the remaining property related to our former Butterfields subsidiary for approximately $12.7 million in cash and recognized a loss of approximately $800,000.

	December 31,

	2004	2005

	(In thousands)
Accrued expenses and other current liabilities:
Acquisition related accrued expenses	$17,679	$27,513
Compensation and related benefits	110,146	139,080
Advertising	65,499	96,502
Contractors and consultants	21,464	31,904
Professional fees	51,029	61,328
Transaction loss reserve	10,986	20,246
VAT accrual	45,320	43,257
Other current liabilities	99,846	158,727

	$421,969	$578,557

Note 8 — Commitments and Contingencies:

Lease Arrangements
      There were no material capital leases at December 31, 2005. Capital leases consist of various computer and other office leases that totaled $1.8 million at December 31, 2004.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We also have lease obligations under certain other non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases, at December 31, 2005, are as follows (in thousands):

Year Ending	Operating
December 31,	Leases

2006	$22,988
2007	19,454
2008	17,142
2009	15,259
2010	12,035
Thereafter	53,287

Total minimum lease payments	$140,165

      Rent expense in the years ended December 31, 2003, 2004 and 2005, excluding payments under our consolidated facilities lease, totaled $8.6 million, $7.7 million, and $14.4 million, respectively.

Litigation and Other Legal Matters
      In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex has appealed the ruling to the German Federal Supreme Court and a hearing is expected in December 2006. In September 2004, the German Federal Supreme Court issued its written opinion in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. Although it is not yet clear what the ultimate effect of the reasoning of the German Federal Supreme Court’s ricardo.de decision will have when applied to eBay, we believe the Court’s decision has resulted in an increase in similar litigation against us in Germany, although we do not currently believe that it will require a significant change in our business practices.
      In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Trial of the matter began in April 2003. In May 2003, the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court in July 2005, and on November 28, 2005, the Court granted our petition for review. Oral arguments in the case are scheduled for March 29, 2006. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A claim construction hearing was held in August 2005. In February 2006, we entered into a settlement agreement with the plaintiffs in the case under which we will be licensed under all of the patents at issue.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the settlement, certain PayPal account holders are eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation. The plan of allocation for a portion of the settlement fund that remains undistributed must still be approved by the court. That plan was recently approved by the Special Master, who has recommended that the District Court issue its approval. Substantially all of the cost associated with the settlement was reserved in 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. In December 2005, the plaintiffs filed a fourth amended complaint, dropping several plaintiffs. In January 2006, the parties reached tentative agreement on the terms of a settlement, though the settlement has not been finalized.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint, and a hearing on the demurrer was held in February 2006. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. Following several mediation sessions, the parties reached a tentative settlement in December 2005. The parties are still engaged in the process of documenting this settlement. In order for the settlement to become final, the court must preliminarily approve its terms, and the settlement must then receive final approval from the court after a public hearing. The full amount of the proposed settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
      In January 2005, 51 former shareholders of Epinions, Inc. common stock including founders and former employees of that company filed a lawsuit in Superior Court of the State of California County of San Francisco (No. CGC 05-437906) related to the April 2003 merger of Epinions and DealTime, Ltd. The lawsuit was filed against certain of Epinions’ former officers and directors and preferred shareholders and the

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company that resulted from the merger, Shopping.com Ltd. eBay completed its acquisition of Shopping.com Ltd. on August 30, 2005. The lawsuit contended that the defendants were responsible for breaches of fiduciary duty and material misstatements and omissions, that defendants undervalued the DealTime stock that Epinions’ shareholders received in connection with the merger, and that plaintiffs’ common stock of Epinions was wrongfully cancelled without compensation. Defendants disputed the contentions of the case and denied any allegations of wrongdoing. The parties tentatively reached agreement as to the monetary terms for settlement of the dispute in September 2005, and in December 2005, the settlement was finalized and the lawsuit was dismissed. The settlement amount has been accounted for as an assumed liability in connection with our acquisition of Shopping.com.
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
Note 9 — Related Party Transactions:
      We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A member of our Board of Directors is a general partner of certain venture capital funds that beneficially hold in the aggregate a greater than 10% equity interest in several public and private companies. In 2000, we invested $3.0 million in capital stock of one such private company that provides a real estate solution to home buyers and sellers and received a warrant to purchase additional shares, which if exercised, would bring our total ownership to less than 5% of its capital stock. The member of our Board of Directors referred to above is also a member of such company’s Board of Directors. Such company effected an initial public offering of its common stock in 2004 and we sold all of the shares we owned in such company in 2005.
      Separately, a member of our Board of Directors is a director and Chairman of the Executive Committee of the Board of Directors of a company with whom PayPal, in September 2000, prior to eBay’s acquisition of PayPal, entered into a strategic marketing agreement. The agreement was terminated in December 2002, and PayPal paid the company an early termination fee of $1.3 million in January 2003 in accordance with the terms of the agreement. In addition, in July 2003, such company purchased an entity with which eBay had a pre-existing data licensing agreement. In June 2004, this contract was amended to extend the term of the agreement and to update the fees. Under the terms of eBay’s agreement, as amended, with the purchased entity, eBay recognized $156,000 of revenue in 2003, $323,000 of revenue in 2004, and $143,000 of revenue in 2005. The revenues expected to be recognized by us is approximately $35,500 per quarter for the remainder of the term, which is through May 2006.
      As of December 31, 2005, there were no significant amounts payable or amounts receivable under these arrangements. All contracts with related parties are at rates and terms that we believe are comparable with those entered into with independent third parties.
Note 10 — Preferred Stock:
      We are authorized, subject to limitations prescribed by Delaware law: to issue Preferred Stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by the stockholders. At December 31, 2004 and 2005, there were 10 million shares of $0.001 par value Preferred Stock authorized for issuance, and no shares issued or outstanding.
Note 11 — Common Stock:
      Our Certificate of Incorporation, as amended, authorizes us to issue 3,580 million shares of common stock. A portion of the shares outstanding are subject to repurchase over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2004 and 2005 there were 140,000 and 40,000 shares subject to repurchase rights, respectively.
      At December 31, 2005, we had reserved 222.6 million shares of common stock available for future issuance under our stock option plans, including 129.1 million shares related to outstanding stock options. In addition, as of December 31, 2005, we had reserved approximately 4.0 million shares of common stock available for future issuance under our deferred stock unit plan, and approximately 5.8 million shares of common stock available for future issuance under our employee stock purchase plan.
Note 12 — Employee Benefit Plans:

Employee Stock Purchase Plan
      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 2003, 2004, and 2005, employees purchased approximately 1.2 million, 1.2 million, and 1.4 million shares at average prices of $12.79, $20.66 and $25.55 per share, respectively. At December 31, 2005, approximately 5.8 million shares of common stock were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Employee Savings Plans
      We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. We contribute one dollar for each dollar a participant contributes, with a maximum contribution of $1,500 per employee. Our non-U.S. employees are covered by various other savings plans. Our expenses for these plans were $3.9 million in 2003, $5.6 million in 2004 and $8.6 million in 2005.

Stock Unit Plan
      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount of these fees. Deferred stock units are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of December 31, 2005, 27,391 units have been awarded under this plan.

Equity Incentive Plans
      We have equity incentive plans for directors, officers and employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 10 years from the date of grant. Stock options issued prior to June 1998, were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. Shares of restricted stock issued under these plans are subject to repurchase by us at such times as determined by the Board of Directors, typically five years. At December 31, 2005, 93.5 million shares were available for future grant.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under our equity incentive plans for the years ended December 31, 2003, 2004 and 2005 (shares in thousands):

	Year Ended December 31,

	2003		2004		2005

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	148,714	$13.43	138,410	$16.93	137,208	$23.63
Granted and assumed	53,388	22.63	43,628	38.27	34,991	38.36
Exercised	(52,288)	12.96	(38,718)	16.17	(31,458)	17.91
Cancelled	(11,404)	16.18	(6,112)	23.73	(11,632)	32.71

Outstanding at end of period	138,410	16.93	137,208	23.63	129,109	28.19

Options exercisable at end of period	45,010	$13.92	49,346	$16.77	59,571	$21.67

      The following table summarizes information about fixed stock options outstanding at December 31, 2005 (shares in thousands):

					Options Exercisable at
	Options Outstanding at December 31, 2005				December 31, 2005

		Weighted		Weighted		Weighted
	Number of	Average		Average	Number of	Average
	Shares	Remaining		Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life		Price	Exercisable	Price

$ 0.08 — $13.73	14,106	5.1	years	$7.82	11,485	$8.02
$13.74 — $15.11	13,026	6.3		14.28	10,104	14.32
$15.13 — $19.39	20,274	6.5		18.24	13,515	17.94
$19.39 — $27.38	15,403	7.2		24.59	8,244	24.25
$27.43 — $34.57	6,927	8.2		31.00	2,435	30.46
$34.62 — $41.50	31,453	8.6		36.17	8,402	35.33
$42.51 — $42.58	15,587	9.2		42.52	2,803	42.54
$42.96 — $58.21	12,333	9.1		46.99	2,583	47.04

	129,109	7.6		$28.19	59,571	$21.67

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

In-the-money	56,952	$20.63	60,339	$31.61	117,291	$26.28
Out-of-the-money	2,452	47.26	9,366	47.14	11,818	47.16

Total options outstanding	59,404	$21.73	69,705	$33.70	129,109	$28.19

      In-the-money options are options with an exercise price lower than the $43.22 closing price of our common stock on December 31, 2005. Out-of-the-money options are options with an exercise price greater than the $43.22 closing price of our common stock on December 31, 2005.
      In connection with the change in status from an employee to a non-employee, we were required, in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” and EITF 00-23 “Issues Related to the

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, to remeasure the portion of an individual’s options that were unvested at the date of the change in status. The remeasurement is required to be at fair value and will continue to be revalued over the period of performance. The related stock-based compensation amortization recognized during the year ended December 31, 2005 totaled approximately $6.7 million. The fair value of these unvested options have been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate, 4.43%; effective contractual life, 3 years; dividend yield, 0%; and expected volatility, 35%.
      The following table summarizes additional stock option information related to grants made to our employees and grants made specifically to named officers, which include our chief executive officer and the other four most highly compensated officers during the year (in thousands, except percentages):

	Year Ended December 31,

	2003	2004	2005

Total outstanding shares of common stock (at period end)	1,298,586	1,338,608	1,404,184

As a percentage of total outstanding shares of common stock:
Grants during the period	4%	3%	2%
Total outstanding “in-the-money” grants	11%	10%	8%
Total outstanding grants	11%	10%	9%
Grants to named officers during the period	*	*	*
Total outstanding grants to named officers	1%	1%	1%
Total stock option grants during the period	53,388	43,628	34,991

Grants to named officers during the period as a percent of total grants during the period	9%	7%	4%
Total outstanding stock option grants (at period end)	138,410	137,208	129,109

Total outstanding grants to named officers as a percent of total stock option grants outstanding	11%	11%	11%

*	Less than half of a percentage point

Non-stockholder approved stock option grants
      Prior to our initial public offering in 1998, our Board of Directors approved three stock option grants outside of formally approved stockholder plans to two independent directors upon their joining our Board of Directors and to an executive officer upon his hiring. All of such option grants vested over 25% one year from the date of grant, with the remainder vesting at a rate of 2.08% per month thereafter and expire 10 years from the date of grant. The options granted to the independent directors were immediately exercisable, subject to repurchase rights held by us, which lapse over the vesting period. The terms and conditions of such grants are otherwise identical to nonqualified option grants made under the stock option plan in effect at that time. At the time of such grants, members of our Board of Directors (and their affiliates) beneficially owned in excess of 90% of our then outstanding voting interests. We have previously disclosed such option grants in our Prospectus filed with the Securities and Exchange Commission on September 25, 1998 in connection with our initial public offering under the headings “Management — Director Compensation” and “Management — Compensation Arrangements.” Prior to 2004, one director and the executive officer had exercised all available options under their respective grants. At December 31, 2005, one grant remained outstanding to one independent director, with 1,383,000 shares to be issued upon exercise of the outstanding options at an average

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercise price of $0.39. There were no shares remaining available under these non-stockholder approved plans for future grants as of December 31, 2005.

Note 13 —	Income Taxes:
      The components of pretax income before cumulative effect of accounting change and minority interest in consolidated companies for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

	Year Ended December 31,

	2003	2004	2005

United States	$449,078	$820,892	$943,575
International	212,422	307,338	605,802

	$661,500	$1,128,230	$1,549,377

      The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,

	2003	2004	2005

Current:
Federal	$124,075	$246,795	$382,925
State and local	36,646	57,099	89,717
Foreign	10,378	23,546	79,838

	171,099	327,440	552,480

Deferred:
Federal	40,619	27,836	(37,651)
State and local	(1,041)	(3,565)	(7,106)
Foreign	(3,939)	(7,826)	(40,438)

	35,639	16,445	(85,195)

	$206,738	$343,885	$467,285

      The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2003, 2004, and 2005 to income before income taxes (in thousands):

	Year Ended December 31,

	2003	2004	2005

Provision at statutory rate	$228,873	$394,881	$542,282
Permanent differences:
Foreign income taxed at different rates	(43,826)	(82,267)	(144,864)
Change in valuation allowance	5,756	2,000	12,587
Tax-exempt interest income	(1,272)	—	—
State taxes, net of federal benefit	23,297	35,008	53,697
Tax credits	(7,943)	(6,975)	(9,136)
Other	1,853	1,238	12,719

	$206,738	$343,885	$467,285

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2004	2005

Deferred tax assets:
Net operating loss and credits	$165,673	$64,905
Accruals and allowances	57,648	78,665
Net unrealized (gains) losses	(6,596)	9,616

Net deferred tax assets	216,725	153,186
Valuation allowance	(158,602)	(16,946)

	58,123	136,240

Deferred tax liabilities:
Acquisition-related intangibles	(129,310)	(212,702)
Depreciation and amortization	(54,357)	(79,946)

	(183,667)	(292,648)

	$(125,544)	$(156,408)

      As of December 31, 2005, our federal net operating loss carryforwards for income tax purposes were approximately $123.8 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019. As of December 31, 2005, our federal and state tax credit carryforwards for income tax purposes were approximately $70.1 million and $67.5 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019, and the state tax credit carryforwards will begin to expire in 2015.
      We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. Historically, we have evaluated the deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is not required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. When realized, the tax benefits of tax deductions related to stock options are accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision. Our profitability coupled with the level of stock option deductions generated during 2005 resulted in the utilization of net operating losses related to deferred tax assets for stock option deductions. Accordingly the valuation allowance related to these deferred tax assets was eliminated in 2005, resulting in an increase of $166.3 million in additional paid-in capital. Beginning in 2006, deferred tax assets related to stock option deductions will be recognized in the periods when the benefit is received.
      We have not provided for U.S. federal income and foreign withholding taxes on $974.2 million of non-U.S. subsidiaries’ undistributed earnings as of December 31, 2005, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our International Marketplaces segment. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Data — Quarterly Financial Data-Unaudited:
      The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2005. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. All share and per share amounts included in the following consolidated financial data have been adjusted to reflect all previous stock splits, including our two-for-one stock split, effective February 16, 2005.
Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

2004
Net revenues	$756,239	$773,412	$805,876	$935,782

Gross profit	$621,881	$626,881	$648,755	$759,377

Net income	$200,100	$190,395	$182,349	$205,379

Net income per share-basic	$0.15	$0.14	$0.14	$0.15

Net income per share-diluted	$0.15	$0.14	$0.13	$0.15

Weighted-average shares:
Basic	1,305,002	1,316,138	1,323,144	1,333,486
Diluted	1,347,596	1,364,842	1,369,954	1,385,694

	Quarter Ended

	March 31	June 30	September 30	December 31

2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859

Gross profit	$845,355	$894,463	$905,140	$1,089,339

Net income	$256,291	$291,560	$254,971	$279,221

Net income per share-basic	$0.19	$0.22	$0.19	$0.20

Net income per share-diluted	$0.19	$0.21	$0.18	$0.20

Weighted-average shares:
Basic	1,343,442	1,351,375	1,357,239	1,394,566
Diluted	1,382,150	1,379,088	1,387,038	1,426,475

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
      The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

		Charged/
	Balance at	Credited to	Charged to	Charges	Balance at
	Beginning of	Net	Other	Utilized/	End of
	Period	Income	Account	Write-offs	Period

	(In thousands)
Allowance for Doubtful Accounts and
Authorized Credits
Year ended December 31, 2003	$30,702	$46,049	$—	$(28,682)	$48,069
Year ended December 31, 2004	48,069	90,942	—	(60,378)	78,633
Year ended December 31, 2005	78,633	89,499	—	(94,547)	73,585
Allowance for Transaction Losses
Year ended December 31, 2003	10,107	36,401	—	(34,500)	12,008
Year ended December 31, 2004	12,008	50,459	—	(51,481)	10,986
Year ended December 31, 2005	10,986	73,773	—	(64,514)	20,245
Tax Valuation Allowance
Year ended December 31, 2003	145,182	20,649	—	—	165,831
Year ended December 31, 2004	165,831	(7,229)	—	—	158,602
Year ended December 31, 2005	158,602	13,196	—	(154,852)	16,946

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 23rd day of February, 2006.

eBay Inc.

By:	/s/ Margaret C. Whitman

Margaret C. Whitman
President, Chief Executive Officer
and Director
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Margaret C. Whitman, Rajiv Dutta, Douglas Jeffries, and Michael R. Jacobson, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:		Principal Financial Officer:
By:	/s/ Margaret C. Whitman Margaret C. Whitman President, Chief Executive Officer and Director	By:	/s/ Rajiv Dutta Rajiv Dutta Chief Financial Officer

Principal Accounting Officer:
By:	/s/ Douglas Jeffries Douglas Jeffries Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar Pierre M. Omidyar Founder, Chairman of the Board and Director	By:	/s/ Fred D. Anderson Fred D. Anderson Director

By:	/s/ Edward W. Barnholt Edward W. Barnholt Director	By:	/s/ Philippe Bourguignon Philippe Bourguignon Director

By:	/s/ Scott D. Cook Scott D. Cook Director	By:	/s/ William C. Ford, Jr. William C. Ford, Jr. Director

By:	/s/ Robert C. Kagle Robert C. Kagle Director	By:	/s/ Dawn G. Lepore Dawn G. Lepore Director

By:	/s/ Richard T. Schlosberg, III Richard T. Schlosberg, III Director	By:	/s/ Thomas J. Tierney Thomas J. Tierney Director
Date: February 23, 2006

EXHIBIT INDEX

Incorporated by Reference
Filed with
No.		Exhibit Description	this 10-K	Form	File No.	Date Filed

2.01		Sale and Purchase Agreement dated as of September 11, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule 1 thereto.		8-K	000-24821	9/15/2005
2.02		Earn Out Agreement dated as of September 11, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
2.03		Form of Option Assumption Agreement.		8-K	000-24821	10/18/2005
2.04		Form of EMI Rollover Agreement.		8-K	000-24821	10/18/2005
2.05		Amendment No. 1 to Earn out Agreement dated as of December 29, 2005, by and among eBay Inc., Skype Technologies S.A. and the parties identified on Schedule I thereto.	X
3.01		Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005
3.02		Registrant’s Amended and Restated By-laws.		10-Q	000-24821	11/13/1998
4.01		Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02		Investor Rights Agreement, dated June 20, 1997, between the Registrant and certain stockholders named therein.		S-1	333-59097	7/15/1998
10	.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10	.02+	Registrant’s 1996 Stock Option Plan.		S-1	333-59097	7/15/1998
10	.03+	Registrant’s 1997 Stock Option Plan.		S-1	333-59097	7/15/1998
10	.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		S-1	333-59097	7/15/1998
10	.05+	Registrant’s 2001 Equity Incentive Plan.		S-8	333-117913	8/4/2004
10	.06+	Registrant’s 1998 Directors Stock Option Plan.		10-Q	000-24821	5/15/2003
10	.07+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-Q	333-107832	4/27/2005
10	.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		S-8	333-117913	8/4/2004
10	.09+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		S-8	333-117913	8/4/2004
10	.10+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998
10	.11+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998
10	.12+	Offer Letter to Maynard G. Webb, Jr. dated July 17, 1999.		S-3	333-88205	9/30/1999

Incorporated by Reference
Filed with
No.		Exhibit Description	this 10-K	Form	File No.	Date Filed

10	.13+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003
10	.14+	Offer Letter to Jeffrey D. Jordan dated July 30, 1999.		S-3	333-88205	9/30/1999
10	.15+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	3/25/2002
10	.16+	Form of Stock Bonus Agreement under eBay Inc. 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10	.17+	Form of Stock Option Agreement under eBay Inc. 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10	.18+	Form of Stock Option Agreement under eBay Inc. 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10	.19+	Form of Stock Option Agreement under eBay Inc. 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10	.20+	Offer Letter to Scott Thompson dated January 12, 2005.		8-K	000-24821	2/7/2005
10	.21+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005
10	.22+	Offer Letter to Elizabeth Axelrod dated December 7, 2004 and addendum thereto dated February 16, 2005.		8-K	000-24821	3/10/2005
10	.23+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement.		10-Q	000-24821	4/27/2005
10	.24+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement.		10-Q	000-24821	4/27/2005
10	.25+	Summary of Compensation Payable to Named Executive Officers.		10-Q	000-24821	4/27/2005
10	.26+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005
10.27		Registration Rights Agreement dated as of September 11, 2005, by and among eBay Inc. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
10	.28+	Separation Agreement between Lynn M. Reedy and eBay Inc., dated October 18, 2005.		8-K	000-24821	10/19/2005
21.01		List of Subsidiaries.	X
23.01		PricewaterhouseCoopers LLP consent.	X
24.01		Power of Attorney (see signature page).	X
31.01		Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Filed with
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement