Form 10-Q
period 2006-03-31
EBAY INC
filed 2006-04-25
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      As of April 21, 2006, there were 1,410,109,123 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2005	2006

	(In thousands, except
	par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,313,580	$1,876,434
Short-term investments	774,650	828,049
Accounts receivable, net	322,788	318,878
Funds receivable from customers	255,282	225,295
Restricted cash and investments	29,702	30,755
Other current assets	487,235	620,832

Total current assets	3,183,237	3,900,243
Long-term investments	825,667	793,497
Property and equipment, net	801,602	860,493
Goodwill	6,120,079	6,205,075
Intangible assets, net	823,280	781,988
Other assets	35,121	27,239

Total assets	$11,788,986	$12,568,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,692	$101,157
Funds payable and amounts due to customers	586,651	660,838
Accrued expenses and other current liabilities	578,557	589,665
Deferred revenue and customer advances	81,940	90,965
Income taxes payable	182,095	238,883

Total current liabilities	1,484,935	1,681,508
Deferred tax liabilities, net	215,682	220,430
Other liabilities	40,388	39,797

Total liabilities	1,741,005	1,941,735
Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,404,183 and 1,409,069 shares issued and outstanding	1,404	1,409
Additional paid-in capital	7,272,476	7,429,377
Unearned stock-based compensation	(45,540)	—
Retained earnings	2,716,511	2,964,793
Accumulated other comprehensive income	103,130	231,221

Total stockholders’ equity	10,047,981	10,626,800

Total liabilities and stockholders’ equity	$11,788,986	$12,568,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,

	2005	2006

	(In thousands, except
	per share amounts)
	(Unaudited)
Net revenues	$1,031,724	$1,390,419
Cost of net revenues(1)	186,369	278,568

Gross profit	845,355	1,111,851

Operating expenses(1):
Sales and marketing	271,349	400,562
Product development	73,789	119,070
General and administrative	136,389	215,350
Payroll tax on employee stock options	5,731	2,324
Amortization of acquired intangible assets	22,523	51,921

Total operating expenses	509,781	789,227

Income from operations	335,574	322,624
Interest and other income, net	22,403	25,760
Interest expense	(1,720)	(747)

Income before income taxes and minority interests	356,257	347,637
Provision for income taxes	(99,948)	(99,354)
Minority interests	(18)	(1)

Net income	$256,291	$248,282

Net income per share:
Basic	$0.19	$0.18

Diluted	$0.19	$0.17

Weighted average shares:
Basic	1,343,442	1,406,309

Diluted	1,382,150	1,437,581

(1) Includes stock-based compensation as follows (2006 increases are due primarily to the adoption of FAS 123(R)):
Cost of net revenues	$78	$9,476
Sales and marketing	—	24,721
Product development	322	20,701
General and administrative	3,196	28,920

Total stock-based compensation	$3,596	$83,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2005	2006

	(In thousands)
	(Unaudited)
Net income	$256,291	$248,282

Other comprehensive income (loss):
Foreign currency translation	(13,687)	127,533
Unrealized gains (losses) on investments, net	(4,818)	2,592
Unrealized gains (losses) on cash flow hedges	1,414	(1,564)
Estimated tax benefit (provision)	1,314	(470)

Net change in accumulated other comprehensive income (loss)	(15,777)	128,091

Comprehensive income	$240,514	$376,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2006

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$256,291	$248,282
Adjustments:
Provision for doubtful accounts and authorized credits	22,024	27,047
Provision for transaction losses	18,579	25,627
Depreciation and amortization	79,660	123,286
Stock based compensation expense related to stock options and employee stock purchases	3,596	83,818
Tax benefit on the exercise of employee stock options	84,992	37,442
Excess tax benefits from stock-based compensation	—	(23,372)
Minority interests	18	1
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(54,162)	(22,901)
Funds receivable from customers	(77,333)	29,748
Other current assets	1,203	(117,726)
Other non-current assets	(8,361)	7,263
Deferred tax liabilities, net	2,240	(7,500)
Accounts payable	20,909	51,956
Funds payable and amounts due to customers	168,928	74,331
Accrued expenses and other liabilities	(21,838)	(18,761)
Deferred revenue and customer advances	(6,975)	9,023
Income taxes payable	5,648	56,640

Net cash provided by operating activities	495,419	584,204

Cash flows from investing activities:
Purchases of property and equipment, net	(79,584)	(133,576)
Purchases of investments	(368,094)	(378,087)
Maturities and sales of investments	245,665	365,777
Acquisitions, net of cash acquired	(445,008)	—

Net cash used in investing activities	(647,021)	(145,886)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	179,279	80,606
Excess tax benefits from stock-based compensation	—	23,372
Payment of headquarters lease facility obligation	(126,390)	—
Principal payments on long-term obligations	(1,849)	—

Net cash provided by financing activities	51,040	103,978

Effect of exchange rate changes on cash and cash equivalents	(12,711)	20,558

Net increase (decrease) in cash and cash equivalents	(113,273)	562,854
Cash and cash equivalents at beginning of period	1,330,045	1,313,580

Cash and cash equivalents at end of period	$1,216,772	$1,876,434

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
      eBay currently has three primary businesses: the eBay Marketplaces, Payments and Communications. The eBay Marketplaces segments provide the infrastructure to enable online commerce in a variety of formats, including the traditional auction platform, along with our other online platforms, such as Rent.com, Shopping.com, Kijiji, mobile.de, and Marktplaats.nl. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals or businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (“VoIP”) calls between Skype users, as well as provides low-cost connectivity to traditional fixed-line and mobile telephones.
      When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, advertising and other non-transaction revenues, stock-based compensation expense and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation
      The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
      The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. For the three month period ended March 31, 2006 and 2005, the equity method income recorded in interest and other income, net were not material to the Company’s operating results. Investments in entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2005 and March 31, 2006. These statements also show our condensed consolidated statement of income for the three months ended March 31, 2005 and 2006 and our condensed consolidated statement of cash flows for the three months ended March 31, 2005 and 2006. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2006. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.
      Certain prior period balances have been reclassified to conform to the current period presentation.

Stock-based compensation
      On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income.
      We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 7 “Stock-based Benefit Plans” for further details.
      Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Net Income Per Share
      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by FAS 123(R). The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2005	2006

Numerator:
Net income	$256,291	$248,282

Denominator:
Weighted average common shares	1,343,582	1,406,449
Weighted average unvested restricted common stock subject to repurchase	(140)	(140)

Denominator for basic calculation	1,343,442	1,406,309
Weighted average effect of dilutive securities:
Weighted average unvested restricted common stock subject to repurchase	140	140
Employee stock options	38,568	31,132

Denominator for diluted calculation	1,382,150	1,437,581

Net income per share:
Basic	$0.19	$0.18

Diluted	$0.19	$0.17

      The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2005 and 2006, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 15.8 million and 36.8 million shares, respectively.
Note 3 — Business Combinations, Goodwill and Intangible Assets
      The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended March 31, 2006 (in thousands):

	December 31,	Goodwill		March 31,
	2005	Acquired	Adjustments	2006

Reportable segments:
U.S. Marketplaces	$961,081	$—	$(6,849)	$954,232
International Marketplaces	1,525,789	—	35,876	1,561,665
Payments	1,348,385	—	53	1,348,438
Communications	2,312,184	—	55,916	2,368,100

	$6,147,439	$—	$84,996	$6,232,435

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Adjustments to goodwill during the three months ended March 31, 2006, resulted primarily from foreign currency translation adjustments and purchase price adjustments related to deferred tax assets.
      Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2005 and March 31, 2006, the goodwill related to our equity investment totaled approximately $27.4 million.
      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We conduct our annual impairment test as of August 31 of each year. Based on our last impairment test as of August 31, 2005 we determined there was no impairment. There were no events or circumstances from that date through March 31, 2006 indicating that a further assessment was necessary.

Intangible Assets
      The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2005				March 31, 2006

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life

				(Years)				(Years)
Intangible assets:
Customer lists and user base	$526,657	$(145,397)	$381,260	6	$530,264	$(170,417)	$359,847	6
Trademarks and trade names	443,565	(75,571)	367,994	5	451,354	(98,629)	352,725	5
Developed technologies	101,971	(45,882)	56,089	4	100,931	(49,706)	51,225	4
All other	36,450	(14,761)	21,689	4	38,325	(16,671)	21,654	4

	$1,108,643	$(281,611)	$827,032		$1,120,874	$(335,423)	$785,451

      All of our acquired identifiable intangible assets are subject to amortization. As of December 31, 2005 and March 31, 2006, the net carrying amount of intangible assets related to our equity investment totaled approximately $3.8 million and $3.5 million respectively. Aggregate amortization expense for intangible assets totaled $23.9 million and $53.4 million for the three months ended March 31, 2005 and 2006, respectively.
      As of March 31, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2006 (remaining nine months)	$147,301
2007	188,257
2008	180,600
2009	162,128
2010	90,212
Thereafter	16,953

$785,451

      On April 24, 2006, we acquired all equity securities of Tradera.com, the leading online auction-style marketplace in Sweden for approximately 365 million Swedish Kronor, plus acquisition costs and an adjustment for net cash acquired. Based on an April 21, 2006 exchange rate of SEK 7.56 to US$1.00, the net purchase amount approximates $48 million.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Segments
      Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.
      The U.S. Marketplaces segment includes our U.S. online marketplaces commerce platforms. The International Marketplaces segment includes our international online marketplaces commerce platforms. The Payments segment includes our global payments platform, consisting of our PayPal subsidiary. The Communications segment includes the VoIP offerings provided by our Skype subsidiary. Results from our Communications segment reflect Skype operations for the post-acquisition period from October 15, 2005.
      Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Expenses over which segment managers do not currently have discretionary control, such as certain general and administrative costs, amortization of acquired intangible assets and stock-based compensation expenses, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance. Prior period amounts have been reclassified to reflect the current management of site operations cost and product development expenses as direct costs.
      The following table summarizes our financial performance (in thousands):

	Three Months Ended March 31, 2005

	U.S.	International
	Marketplaces	Marketplaces	Payments	Consolidated

Net revenues from external customers	$404,848	$393,792	$233,084	$1,031,724
Direct costs	244,592	194,324	159,969	598,885

Direct contribution	$160,256	$199,468	$73,115	$432,839

Operating expenses and indirect costs of net revenues				97,265

Income from operations				335,574
Interest and other income, net				22,403
Interest expense				(1,720)

Income before income taxes and minority interests				$356,257

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2006

	U.S.	International
	Marketplaces	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$527,220	$492,973	$335,066	$35,160	$1,390,419
Direct costs	317,516	254,870	248,412	44,008	864,806

Direct contribution	$209,704	$238,103	$86,654	$(8,848)	$525,613

Operating expenses and indirect costs of net revenues					202,989

Income from operations					322,624
Interest and other income, net					25,760
Interest expense					(747)

Income before income taxes and minority interests					$347,637

Note 5 — Balance Sheet Components
      At December 31, 2005 and March 31, 2006, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and were reported at fair value as follows (in thousands):

	December 31, 2005

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$29,670	$32	$—	$29,702
Corporate debt securities	362,438	4	(2,679)	359,763
Government and agency securities	371,537	—	(3,198)	368,339
Time deposits and other	46,548	—	—	46,548

	$810,193	$36	$(5,877)	$804,352

Long-term investments:
Restricted cash and investments	$1,065	$—	$—	$1,065
Corporate debt securities	665,418	115	(1,921)	663,612
Government and agency securities	110,450	—	(1,409)	109,041
Equity instruments and equity method investments	51,949	—	—	51,949

	$828,882	$115	$(3,330)	$825,667

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2006

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$30,717	$38	$—	$30,755
Corporate debt securities	370,018	16	(2,669)	367,365
Government and agency securities	420,367	—	(2,733)	417,634
Time deposits and other	43,050	—	—	43,050

	$864,152	$54	$(5,402)	$858,804

Long-term investments:
Restricted cash and investments	$1,071	$—	$—	$1,071
Corporate debt securities	699,686	136	(999)	698,823
Government and agency securities	34,985	6	(45)	34,946
Equity instruments and equity method investments	58,657	—	—	58,657

	$794,399	$142	$(1,044)	$793,497

Other Current Assets

	December 31,	March 31,
	2005	2006

	(In thousands)
Customer accounts	$324,595	$429,266
Prepaid expenses	44,610	54,698
Deferred tax asset, net	59,274	75,543
Other	58,756	61,325

	$487,235	$620,832

      Customer accounts include liquid assets set aside for certain customer liabilities as required in conjunction with PayPal’s Electronic Money Institution license from the United Kingdom’s Financial Services Authority. The customer liabilities represent claims on PayPal’s U.K. subsidiary and may be invested only in specified types of liquid assets. These assets are included on our balance sheet as current assets with an offsetting current liability in funds payable and amounts due to customers. All customer funds held by PayPal as an agent or custodian, for the benefit of its customers and, accordingly, are not reflected in our consolidated balance sheet. These balances include funds held in the U.S. which are deposited in accounts insured by the Federal Deposit Insurance Corporation.
Note 6 — Litigation and Other Contingencies

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court in July 2005, and in November 2005, the Court granted our petition for review. Oral arguments in the case were heard by the Court in March 2006, and the Court’s decision is expected in the second quarter of 2006. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. In March 2006, the Patent and Trademark Office affirmed its earlier ruling rejecting the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A claim construction hearing was held in August 2005. In February 2006, we entered into and paid for a settlement agreement with the plaintiffs in the case under which we will be licensed under all of the patents at issue.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders are eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation. The plan of allocation for the portion of the settlement fund that remains undistributed was approved by the District Court in March 2006. Substantially all of the cost associated with the settlement was recognized in 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. In December 2005, the plaintiffs filed a fourth amended complaint, dropping several plaintiffs. In April 2006, the court approved a settlement agreement entered into by the parties. Under the terms of the settlement, the plaintiffs agreed to dismiss the lawsuit and release eBay from all claims, and eBay agreed to make a $250,000 payment primarily directed to charity. The estimated settlement was accrued in our consolidated income statement for the three months ended March 31, 2006.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint, and a hearing on the demurrer was held in February 2006. In March 2006, the parties reached tentative agreement on the terms of a settlement. The court must approve the terms of the settlement in order for it to become final. The estimated settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. Following several mediation sessions, the parties reached a tentative settlement in December 2005 and executed a Memorandum of Understanding in March 2006. The parties are engaged in the process of finalizing the settlement documentation. The court must approve the terms of the settlement in order for it to become final. The estimated settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 7 — Stock-based Benefit Plans

Employee Stock Purchase Plan
      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. No shares were purchased during the three months ended March 31, 2005 or 2006. At March 31, 2006, approximately 7.2 million shares were authorized. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Stock Unit Plan
      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount of these fees. Deferred stock units are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of March 31, 2006, 29,224 units have been awarded under this plan.

Other Equity Incentive Plans
      We have equity incentive plans for directors, officers, employees and non-employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 7 to 10 years from the date of grant. Stock options issued prior to June 1998, were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. At March 31, 2006, 584.8 million shares were authorized under our stock option plans. Shares of restricted stock issued under these plans are subject to repurchase rights which lapse over the vesting period, typically five years. At March 31, 2006, 74.2 million shares were available for future grant.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of FAS 123(R)
      We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands):

Cost of net revenues	$9,476
Sales and marketing	24,721
Product development	20,701
General and administrative	28,920

$83,818

      Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting FAS 123(R), $23.4 million of excess tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the three-month periods ended March 31, 2005 and 2006, was $179.3 million and $80.6 million, respectively. The total income tax benefit recognized in the income statement for stock-based compensation costs was $0 and $25.5 million for the three-month periods ended March 31, 2005 and 2006, respectively. Total stock-based compensation costs capitalized as part of an asset was $0 and $2.2 million for the three-month periods ended March 31, 2005 and 2006, respectively.
      Prior to the adoption of FAS 123(R), the intrinsic value of Skype’s and Shopping.com’s unvested common stock options assumed in the acquisition were recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $45.5 million was reclassified to additional-paid-in-capital.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions
      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months
	Ended
	March 31,

	2005	2006

Risk-free interest rates	3.5%	4.6%-4.7%
Expected lives (in years)	3	3.1-4.9
Dividend yield	0%	0%
Expected volatility	36%	34%-38%
Weighted-average volatility	—	35%
      Our computation of expected volatility for the first quarter of 2006 is based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based Payment Award Activity
      The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2006 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value

Outstanding at January 1, 2006	129,109	$28.19
Granted and assumed	21,064	40.14
Exercised	(4,686)	17.20
Forfeited/expired/cancelled	(1,983)	36.61

Outstanding at March 31, 2006	143,504	$30.19	7.32	$1,445,051

Vested and expected to vest at March 31, 2006	132,341	$29.49	7.27	$1,414,756

Options exercisable at March 31, 2006	64,848	$22.96	6.60	$1,081,657

      The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 90.4 million options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $112.4 million and $238.6 million, respectively, determined as of the date of option exercise. As of March 31, 2006, there was approximately $419 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average grant-date fair value of options granted in three-month period ended March 31, 2005 and 2006 was $12.28 and $12.31, respectively.
      A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the three months ended March 31, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	40	$43.82
Granted	200	39.68

Nonvested at March 31, 2006	240	$40.37

Pro forma Information for Periods Prior to the Adoption of FAS 123R
      Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.
      The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Net income, as reported	$256,291
Add: Amortization of stock-based compensation expense determined under the intrinsic value method (net of cancellations)	282
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(63,441)

Pro forma net income	$193,132

Earnings per share:
Basic — Reported	$0.19
Pro forma	$0.14
Diluted — Reported	$0.19
Pro forma	$0.14

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this document.
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

Financial summary
      Consolidated net revenues for the three-month period ended March 31, 2006 was $1.390 billion, representing a growth rate of 35% year over year. Operating income was $322.6 million and was 23% of net revenues. Net income for the three-month period ended March 31, 2006 was $248.3 million, or $0.17 earnings per diluted share, which includes the impact of FAS 123(R) stock-based compensation expense of $0.04 earnings per diluted share.

Our expectations for growth
      We expect that our growth in net revenues during 2006 will result primarily from increased net transaction revenues across our U.S. Marketplaces, International Marketplaces, Payments and Communications segments. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. We expect to continue our investments in the areas of international expansion for our eBay Marketplaces, our Payments and Communications businesses, customer support, site operations, marketing and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business as well as to build the infrastructure necessary to support long- term growth. In addition, to the extent that the U.S. dollar strengthens against foreign currencies, and, in particular, the Euro, British pound and Korean won, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively impact our consolidated net revenues and, to the extent that they are not hedged, our net income.
      The discussion of our consolidated financial results contained herein is intended to assist investors, analysts and other parties reading this report to better understand the key operating and financial measures summarized above as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Stock-based Compensation
      During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options and ESPP shares under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
      We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Seasonality
      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%
2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
2006
Net revenues	$1,390,419	N/A	N/A	N/A
Current quarter vs prior quarter	5%
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

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2005	2006

Net revenues	100.0%	100.0%	100.0%	100.0%	100%
Cost of net revenues(1)	18.1	17.7	18.1	18.0	20.0

Gross profit	81.9	82.3	81.9	82.0	80.0

Operating expenses(1):
Sales and marketing	26.3	26.4	26.6	28.5	28.8
Product development	7.2	6.6	7.1	7.8	8.6
General and administrative	13.2	11.9	13.1	13.7	15.5
Payroll tax on employee stock options	0.6	0.1	0.2	0.3	0.2
Amortization of acquired intangible assets	2.2	2.4	2.6	3.9	3.7

Total operating expenses	49.4	47.5	49.6	54.1	56.8

Income from operations	32.5	34.9	32.3	27.9	23.2
Interest and other income, net	2.2	3.0	2.8	1.9	1.9
Interest expense	(0.2)	(0.0)	(0.0)	(0.1)	(0.1)

Income before income taxes and minority interests	34.5	37.8	35.0	29.7	25.0
Provision for income taxes	(9.7)	(11.0)	(11.9)	(8.7)	(7.1)
Minority interests	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)

Net income	24.8%	26.8%	23.1%	21.0%	17.9%

(1)	Includes stock-based compensation as follows (2006 increases are due primarily to the adoption of FAS 123(R)):

Cost of net revenues	0.0%	0.0%	0.0%	0.1%	0.7%
Sales and marketing	0.0	0.0	0.1	0.6	1.8
Product development	0.0	0.1	0.1	0.4	1.5
General and administrative	0.3	(0.1)	0.3	0.6	2.0

Total stock-based compensation	0.3%	0.0%	0.5%	1.7%	6.0%

Net Revenues Summary

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percent changes)
Net Revenues by Type:
Transaction net revenues
U.S. Marketplaces	$388,759	30%	$507,312
International Marketplaces	387,187	25%	483,215
Payments	227,097	44%	328,150
Communications	—	n/a	35,160

Total net transaction revenues	1,003,043	35%	1,353,837
Advertising and other non-transaction net revenues	28,681	28%	36,582

Total net revenues	$1,031,724	35%	$1,390,419

Net Revenues by Segment:
U.S. Marketplaces	$404,848	30%	$527,220
International Marketplaces	393,792	25%	492,973
Payments	233,084	44%	335,066
Communications	—	n/a	35,160

Total net revenues	$1,031,724	35%	$1,390,419

Net Revenues by Geography:
U.S.	$556,246	35%	$748,136
International	475,478	35%	642,283

Total net revenues	$1,031,724	35%	$1,390,419

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers on our eBay Marketplaces and fees from payment processing services on our PayPal platform. Our net revenues have continued to grow each year, primarily as a result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, user gross merchandise volume on our eBay Marketplaces platforms and payment transactions both on and off the eBay Marketplaces processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online commerce experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded trust and safety programs.

      Net Marketplaces revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located. Our Payments and Communications segments net revenues include amounts earned internationally.

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In millions, except percentages)
Supplemental Operating Data:
U.S. and International Marketplaces
Segments(1):
Confirmed registered users(2)	147.1	31%	192.9
Active users(3)	60.5	25%	75.4
Number of non-stores listings(4)	399.8	23%	490.8
Number of stores listings(4)	32.0	164%	84.6
Gross merchandise volume(5)	$10,602	18%	$12,504
Payments Segment:
Total accounts(6)	71.6	47%	105.0
Active accounts(7)	22.1	32%	29.2
Number of payments(8)	110.4	35%	149.2
Total payment volume(9)	$6,233	41%	$8,769
Communications Segment:
Registered users(10)	—	—	94.6

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay’s trading platforms.

(3)	All users, excluding users of Half.com, Internet Auction, Rent.com, Shopping.com, and our classifieds websites, who bid on, bought, or listed an item within the previous 12-month period. Includes users of eBay India since the migration to the eBay platform in April 2005.

(4)	All listings on eBay’s trading platforms during the quarter, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay’s trading platforms during the quarter, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all accounts opened, including users who made payments using PayPal but have not registered and excluding accounts that have been closed or locked and the payment gateway business accounts.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system during the quarter.

(8)	Total number of payments initiated through the PayPal system during the quarter, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the quarter.

(9)	Total dollar volume of payments initiated through the PayPal system during the quarter, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the quarter.

(10)	Communications registered users represent the cumulative total of all users who have completed the Skype registration process.
      The U.S. Marketplaces segment includes our U.S. marketplaces commerce platforms, other than our PayPal subsidiary. The International Marketplaces segment includes our international marketplaces com-

merce platforms excluding our PayPal and Skype subsidiaries. The Payments segment consists of our global payments platform operated by our PayPal subsidiary. The Communications segment consists of our VoIP offerings from our Skype subsidiary subsequent to our acquisition of Skype on October 14, 2005.
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

Marketplaces Net Transaction Revenues
      Total net transaction revenues from our Marketplaces segment increased 35% in the aggregate during the first quarter of 2006, compared to the same period in the prior year. The growth in both domestic and international net transaction revenues was primarily the result of increased transaction activity, reflected in the growth of the number of registered users, active users, listings and gross merchandise volume. Gross merchandise volume from Marketplaces increased 18% during the first quarter of 2006, compared to the same period of the prior year. During the first quarter of 2006, there was gross merchandise volume growth across all major categories, with our motors, consumer electronics, computers, sports, clothing & accessories, home & garden and business and industrial categories contributing most of such year-over-year growth.

U.S. Marketplaces
      U.S. Marketplaces net transaction revenues increased 30% during the first quarter of 2006, compared to the same period in the prior year. Net transaction revenues derived from the U.S. Marketplaces represented 37% of the total net transaction revenues in the first quarter of 2006, compared to 39% in the same period of the prior year. Gross merchandise volume from the U.S. Marketplaces increased 18% during the first quarter of 2006, compared to the same period of the prior year. The U.S. Marketplaces is our largest and most developed business. We expect net transaction revenues from our U.S. Marketplaces segment to increase in the remainder of 2006, but to decrease as a percentage of total eBay Marketplaces net transaction revenues as the International Marketplaces segment grows in significance. In addition, even as the U.S. Marketplaces segment continues to grow in absolute terms, we expect its growth rate in 2006 to be lower than that of 2005. These expectations are subject to additional uncertainties related to the possible impact of changes to the store inventory format search initiative, planned trust and safety initiatives and the upcoming launch of eBay Express.

International Marketplaces
      International Marketplaces net transaction revenues increased 25% during the first quarter of 2006 compared to the same period of the prior year. International Marketplaces net transaction revenues as a percentage of total net transaction revenues was 36% during the first quarter of 2006, compared to 39% in the same period of the prior year. Gross merchandise volume from the International Marketplaces increased 18% during the first quarter of 2006, compared to the same period of the prior year. The growth in our International Marketplaces net transaction revenues was primarily the result of strong performances in the United Kingdom and Germany as well as significant increases in certain of our less established markets, particularly Australia, France and Italy, partially offset by slower growth in Korea due to increased competition. The relative strength of the Euro against the U.S. dollar resulted in increased net revenues of approximately $42.6 million during the first quarter of 2006, compared to the same period of the prior year. Changes in foreign currency rates will impact our operating results, and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted. We expect that the growth rates of our International Marketplaces segment transaction net revenues will continue to decline in the remainder of 2006, although we expect such revenues to grow in significance relative to our total eBay Marketplaces as we continue to develop and deploy our global online commerce platform during the remainder of 2006.

Payments Segment Net Transaction Revenues
      Payments segment net transaction revenues increased 44% during the first quarter of 2006 compared to the same period of the prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 24% during the first quarter of 2006, compared to 23% in the same period of the prior year. The growth in Payments segment net transaction revenues was positively affected by PayPal’s continued penetration of eBay Marketplaces transactions, particularly in the United States and the United Kingdom. Further, Payments segment net transaction revenues have grown in connection with the increase in our eBay Marketplaces gross merchandise volume during the first quarter of 2006 as compared to the same period of the prior year.
      In addition, revenues increased as a result of an increase in total payment volume for our PayPal merchant services transactions and the inclusion of the payment gateway business. The total payment volume for our PayPal merchant services transactions was approximately $2.9 billion in the first quarter of 2006, which represents 33% of PayPal’s total payment volume. The total payment volume for our PayPal merchant services transactions was approximately $1.8 billion in the same period of the prior year, which represents 29% of PayPal’s total payment volume. Our Payments segment net transaction revenues as a percentage of total payment volume increased slightly to 3.7% during the first quarter of 2006, compared to 3.6% in the same period of the prior year.
      Net transaction revenues from the Payments segment earned internationally totaled $118.6 million during the first quarter of 2006, representing 36% of total Payments segment net transaction revenue during that period. This is compared to net transaction revenues from the Payments segment earned internationally of $81.7 million during the first quarter of 2005, representing 36% of total Payments segment net transaction revenue. The relative strength of the Euro against the U.S. dollar did not have a significant impact on the net revenues during the first quarter of 2006 and increased net revenues by approximately $7.6 million during the first quarter of 2006, as compared to the same period of the prior year. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect the Payments segment net transaction revenues to increase in total during 2006 and for net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We also expect that the Payments segment net transaction revenues will increase as a percentage of total net transaction revenues in the remainder of 2006.

Communications Segment Net Transaction Revenues
      Communications net transaction revenues were $35.2 million in the first quarter of 2006. This segment revenue represents the revenue generated from VoIP offerings from our recent acquisition of Skype on October 14, 2005. We expect the Communications segment net transaction revenues to increase in total and as a percentage of total net transactions revenues during the remainder of 2006.

Advertising and Other Non-Transaction Net Revenues
      Advertising and other non-transaction net revenues increased during the first quarter of 2006 as compared to the same period in 2005. Advertising and other non-transaction net revenues represented 3% of total net revenues during the first quarter of 2006 and of 2005. We continue to view our business as primarily transaction-revenue driven and we expect advertising and other net revenues to continue to represent a relatively small proportion of total net revenues during the remainder of 2006.

Cost of Net Revenues

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
Cost of net revenues	$186,369	49%	$278,568
As a percentage of net revenues	18.1%		20.0%

      Cost of net revenues consists primarily of costs associated with payment processing, site operations, and certain types of customer support. Significant cost components include bank charges, credit card interchange and assessments, other payment processing costs, employee compensation and facilities costs for our customer support and site operations, depreciation of equipment and amortization of required capitalization of major site product development costs and telecommunication costs.
      The increase in cost of net revenues during the first quarter of 2006, compared to the same period in the prior year, was primarily due to an increase in payment processing costs, the volume of transactions on our Marketplaces and Payments websites, development and expansion of our customer support and site operations infrastructure, telecommunication costs and stock-based compensation. Payment processing costs increased $25.5 million during the first quarter of 2006 compared to the same period of the prior year. This increase reflects the increase in PayPal’s total payment volume and increased payment processing costs offset by reduced contractual payment processing rates. Aggregate customer support and site operations costs increased approximately $30.0 million during the first quarter of 2006, compared to the same period of the prior year. Telecommunications costs increased $26.5 million during the first quarter of 2006, compared to the same period of the prior year, due to the inclusion of such costs since our acquisition of Skype in October 2005. Stock-based compensation expense included in cost of net revenues in the first quarter of 2006 was $9.5 million. Cost of net revenues prior to fiscal 2006 did not include FAS 123(R) stock-based compensation expense. Cost of net revenues are expected to increase in total and as a percentage of net revenues during the remainder of 2006 resulting from the expected growth of our lower gross margin Payments and Communications businesses, and increased stock-based compensation expense offset by our expected operational efficiency in our site operations and transaction costs.

Operating Expenses

Sales and Marketing

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
Sales and marketing	$271,349	48%	$400,562
As a percentage of net revenues	26.3%		28.8%
      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.
      The increase in sales and marketing expenses in the first quarter of 2006, compared to the same period in the prior year was primarily due to a $24.7 million increase in stock-based compensation expense recognized as sales and marketing expenses from the adoption of FAS 123(R) and our continued investment in growing our global user base. Advertising and marketing costs increased by $68.1 million due to our integrated marketing campaigns globally and search engine marketing expenses in our Shopping.com business. Employee-related costs, not including stock-based compensation expense, increased by approximately $27.4 million during the first quarter of 2006 as compared to the same period of the prior year. Sales and marketing expenses are expected to increase in total however, remain consistent as a percentage of net revenues during the remainder of 2006 as we recognize additional stock-based compensation expense and as Shopping.com has higher sales and marketing expenses as a percentage of net revenues than our other businesses. In addition, our online marketing expenses are expected to increase because of increases in the volume of online advertising that we expect to purchase in order to attract new customers and increased user activity on our websites, including growth initiatives in sales and marketing activities in our Marketplaces segments.

Product Development

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
Product development	$73,789	61%	$119,070
As a percentage of net revenues	7.2%		8.6%
      Product development expenses consist primarily of employee compensation, stock-based compensation, consultant costs, facilities costs and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts. These capitalized costs totaled $18.0 million in the first quarter of 2006 and are reflected as a cost of net revenues when amortized in future periods. During the first quarter of 2005, capitalized costs for major site and other product development efforts totaled $9.7 million. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our Marketplaces and Payments businesses.
      The increase in product development expenses in the first quarter of 2006, compared to the same period in the prior year was primarily due to a $20.7 million increase in stock-based compensation expense recognized as product development expenses from the adoption of FAS 123(R) and increased headcount to support various platform development initiatives in our Marketplaces and Payments segments, domestically and internationally. Employee-related costs, not including stock-based compensation expense, increased by approximately $14.9 million during the first quarter of 2006, compared to the same period in the prior year. Product development expenses are expected to increase both in total and as a percentage of net revenues, in the remainder of 2006, as we recognize additional stock-based compensation expense, develop new site features and functionality and continue to improve and expand operations across all platforms.

General and Administrative

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
General and administrative	$136,389	58%	$215,350
As a percentage of net revenues	13.2%		15.5%
      General and administrative expenses consist primarily of employee compensation, provisions for transaction losses associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance, professional fees and certain trust and safety programs.
      The increase in general and administrative expenses in the first quarter of 2006, compared to the same period of the prior year was primarily due to a $28.9 million increase in stock-based compensation expense recognized as general and administrative expenses from the adoption of FAS 123(R), employee-related costs, and facilities costs. While PayPal transaction loss expenses as a percentage of net payment revenues declined from both the year ago period and last quarter, these savings were partially offset by increased investment in our infrastructure to support an increasingly complex and global business. Employee-related costs, not including stock-based compensation expense increased by approximately $24.3 million during the first quarter of 2006, compared to the same period of the prior year. The increases in employee related costs resulted from continued headcount growth primarily in trust and safety programs and corporate functions. Facilities costs increased by approximately $3.3 million during the first quarter of 2006 compared to the same period of the prior year. PayPal’s payment transaction loss expense increased approximately $6.9 million during the first quarter of 2006 as compared to same period of the prior year. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, remained consistent at 0.29% during the first quarter of 2006, compared to 0.30% during the same period of the prior year. General and administrative expenses are expected to increase both in total and as a percentage of revenue during the remainder of 2006 as we recognize additional stock-based compensation expense, continue to invest across all areas of our business and related corporate functions. However, the increase of general expenses as a percentage of revenue is partially offset by the increase in our revenue base at a higher rate.

Payroll Tax on Employee Stock Options

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
Payroll tax expense from employee stock options	$5,731	(59)%	$2,324
As a percentage of net revenues	0.6%		0.2%
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

Amortization of Acquired Intangible Assets

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
Amortization of acquired intangible assets	$22,523	131%	$51,921
As a percentage of net revenues	2.2%		3.7%
      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in online e-commerce. These purchase transactions generally result in the creation of acquired intangible assets and lead to a corresponding increase in the amortization expense in future periods. The increase in amortization of acquired intangibles during the first quarter of 2006 compared to the same period of the prior year is due primarily to the business acquisitions consummated during the second half of 2005.
      Intangible assets include purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets. We amortize intangible assets, excluding goodwill, using the straight-line method over estimated useful lives ranging from one to eight years. We believe the straight-line method of amortization best approximates the distribution of the economic value of the identifiable intangible assets.
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of August 31 of each year. Based on our last impairment test as of August 31, 2005 we determined there was no impairment. There were no events or circumstances from that date through March 31, 2006 indicating that a further assessment was necessary.
      We expect amortization of acquired intangible assets to remain consistent in the remainder of 2006 as a result of the intangible assets associated with our 2005 acquisitions. Amortization of acquired intangible assets may increase should we make additional acquisitions in the future.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
Interest and other income, net	$22,403	15%	$25,760
As a percentage of net revenues	2.2%		1.9%
      Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.
      Our interest and other income, net, increased during the first quarter of 2006 as compared to the same period of the prior year, primarily as a result of increased interest income due to increased cash, cash equivalents and investments balances and higher interest rates. The weighted-average interest rate of our portfolio was approximately 3.5% in the first quarter of 2006 compared to 2.5% in the same period of the prior year. We expect that interest and other income, net, will remain consistent as a percentage of net revenues during 2006 compared to 2005, excluding the potential effects from our recent and future acquisitions.

Interest Expense

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
Interest expense	$1,720	(57)%	$747
As a percentage of net revenues	0.2%		0.1%
      Interest expense in 2005 consisted of interest charges related to our San Jose headquarters lease facilities, capital leases, and mortgage notes.
      Interest expense decreased during the first quarter of 2006, compared to the same period of the prior year, primarily due to the payment of the lease obligation for our San Jose headquarters facility on March 1, 2005. We expect our interest expense will decrease both in total and as a percentage of net revenue during 2006.

Provision for Income Taxes

	Three Months		Three Months
	Ended	Percent	Ended
	March 31, 2005	Change	March 31, 2006

	(In thousands, except percentages)
Provision for income taxes	$99,948	(1)%	$99,354
As a percentage of net revenues	9.7%		7.1%
Effective tax rate	28%		29%
      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate, offset by decreases resulting from foreign income with lower effective tax rates and tax credits.
      The higher effective tax rates for the first quarter of 2006, compared to the first quarter of 2005, primarily reflect changes in the company’s geographic mix of business.
      We received tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit was recognized in prior periods as additional paid-in-capital. These tax deductions from prior periods were fully utilized in 2005. Beginning in January 2006, due to the adoption of FAS 123(R), the estimated tax benefit expected from stock-based compensation is recognized when the released expense is reflected in our financial statements.

Impact of Foreign Currency Translation
      During the first quarter of 2006, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 46% of our consolidated net revenues consistent with the same period of 2005. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and primarily include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, Australian dollars, Chinese renminbi, and Indian rupee. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income.
      During the first quarter of 2006, the U.S. dollar weakened against most of the foreign currencies listed above. Using the weighted-average foreign currency exchange rates from the first quarter of 2005, our net revenues for the first quarter of 2006 would have been lower than reported using the actual exchange rates for the first quarter of 2006 by approximately $50.2 million. In addition, if the weighted-average foreign currency exchange rates from the first quarter of 2005 were applied to our cost of revenues and operating expenses for the first quarter of 2006, these costs of revenues and operating expenses would have been lower in total than reported using the actual exchange rates for the first quarter of 2006 by approximately $25.1 million. The majority of this impact relates to the relative strength of the Euro against the U.S. dollar.
      We expect our international operations will continue to grow in significance as we develop and deploy our global marketplaces and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income in the event the U.S. dollar strengthens relative to other currencies. See the information in Item 3 under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

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

  Employees
      As of March 31, 2006, eBay Inc. and its consolidated subsidiaries employed approximately 12,500 people (including approximately 800 temporary employees), of whom approximately 7,200 were located in the United States (including approximately 300 temporary employees). Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and on our continuing ability to find and retain highly qualified technical and managerial personnel.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	March 31,

	2005	2006

	(In thousands)
Net cash provided by (used in):
Operating activities	$495,419	$584,204
Investing activities	(647,021)	(145,886)
Financing activities	51,040	103,978
Effect of exchange rates on cash and cash equivalents	(12,711)	20,558

Net increase in cash and cash equivalents	$(113,273)	$562,854

      We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2006 and 2005, mainly due to non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation expense related to employee stock options and purchases, tax benefits on the exercise of employee stock options resulting from personal gains recognized by our employees, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary.
      Prior to adopting FAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting FAS 123(R), $23.4 million of excess tax benefits for the three months ended March 31, 2006 have been classified as an operating cash outflow and a financing cash inflow. In addition, as prior period tax benefits from stock options were fully utilized, cash outflows will be required for estimated tax payments. These payments will be dependent on the amount of current period tax benefits generated from exercised options.
      Net cash used in investing activities during the first three months of 2006 consisted primarily of net purchases of property and equipment totaled $133.6 million during the first three months of 2006 related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion. Net cash used in investing activities during the first three months of 2005 consisted primarily of the cash payment for the acquisition of Rent.com of approximately $435.4 million and the net purchase of investments of approximately $122.4 million.
      The net cash flows provided by financing activities during the first three months of 2006 consisted primarily of proceeds from stock option exercises of $80.6 million and excess tax benefits from stock-based compensation of $23.4 million. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price is high relative to historic levels.
      The positive effect of exchange rates on cash and cash equivalents during the three months ended March 31, 2006 was due to the weakening of the U.S. dollar during the quarter against other foreign currencies, primarily the Euro. The negative effect of exchange rates on cash and cash equivalents during the three months ended March 31, 2005 was due to the strengthening of the U.S. dollar during the quarter against other foreign currencies, primarily the Euro.
      On April 24, 2006, we acquired all equity securities of Tradera.com, the leading online auction-style marketplace in Sweden for approximately 365 million Swedish Kronor, plus acquisition costs and an adjustment for net cash acquired. Based on an April 21, 2006 exchange rate of SEK 7.56 to US$1.00, the net purchase amount approximates $48 million.
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

Other Financial Arrangements
      As of March 31, 2006, we had no off-balance sheet arrangements that are reasonably likely to have a future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2006, our fixed-income investments earned a pretax yield of approximately 3.5%, with a weighted average maturity of two months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $5.1 million.
Equity Price Risk
      We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three months ended March 31, 2006 or 2005 relating to the other-than-temporary impairment in the fair value of equity investments. At March 31, 2006, the total carrying value of our equity instruments and equity method investments was $58.7 million.
Foreign Currency Risk
      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at March 31, 2006, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $1.1 billion.

Transaction Exposure:
      As of March 31, 2006, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $124.6 million with maturity dates within 15 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure:
      Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2006, was a net translation gain of approximately $127.5 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.
      We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three months ended March 31, 2006, the realized gains and losses related to these hedges were not significant.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the three months ended March 31, 2006. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the forward contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and accumulated other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the three months ended March 31, 2005 and 2006, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment and the loss, net of gains, recorded to accumulated other comprehensive income as of March 31, 2006 were $122.5 million and $0.8 million, respectively.

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
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court in July 2005, and in November 2005, the Court granted our petition for review. Oral arguments in the case were heard by the Court in March 2006, and the Court’s decision is expected in the second quarter of 2006. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. In March 2006, the Patent and Trademark Office affirmed its earlier ruling rejecting the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A claim construction hearing was held in August 2005. In February 2006, we entered into and paid for a settlement agreement with the plaintiffs in the case under which we will be licensed under all of the patents at issue.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders are eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation. The plan of allocation for the portion of the settlement fund that remains undistributed was approved by the District Court in March 2006. Substantially all of the cost associated with the settlement was reserved in 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. In December 2005, the plaintiffs filed a fourth amended complaint, dropping several plaintiffs. In April 2006, the court approved a settlement agreement entered into by the parties. Under the terms of the settlement, the plaintiffs agreed to dismiss the lawsuit and release eBay from all claims, and eBay agreed to make a $250,000 payment primarily directed to charity. The estimated settlement was accrued in our consolidated income statement for the three months ended March 31, 2006.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint, and a hearing on the demurrer was held in February 2006. In March 2006, the parties reached tentative agreement on the terms of a settlement. The court must approve the terms of the settlement in order for it to become final. The estimated settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. Following several mediation sessions, the parties reached a tentative settlement in December 2005 and executed a Memorandum of Understanding in March 2006. The parties are engaged in the process of finalizing the settlement documentation. The court must approve the terms of the settlement in order for it to become final. The estimated settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
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

Item 1A:	Risk Factors
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
      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	the volume, size, timing, and completion rate of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to integrate, manage, and profitably expand our newly-acquired Skype business;

•	our ability to successfully integrate and manage other recent and prospective acquisitions;

•	regulatory actions imposing obligations on our businesses (including Skype) or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm the Internet, electronic commerce, online payments or communications, or our business models;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	the costs and results of litigation that involves us;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to increase the acceptance of PayPal by online merchants outside of the eBay marketplaces;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rates and payment funding mix;

•	the success of our geographic and product expansions;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.
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
      Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., and South Korea, has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 46% of our net revenues in the first quarter of 2005 and 2006. Expansion into international markets requires management attention and resources and requires us to localize our service to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies who understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, Skype, and Shopping.com, we are subject to risks of doing business internationally, including the following:

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
      Our operations in the People’s Republic of China, or PRC, are conducted through our EachNet subsidiary and through a PayPal subsidiary. EachNet and PayPal are Delaware corporations and foreign persons under the laws of the PRC and are subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet and PayPal, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the eBay EachNet website is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. The PayPal China website is operated through a foreign-owned enterprise owned by PayPal’s International headquarters entity, which acts in cooperation with a local PRC company owned by certain local employees. We believe EachNet’s and PayPal’s current ownership structures comply with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. The People’s Bank of China, or PBOC, has recently proposed guidelines for payment settlement organizations which, may require PayPal to act in cooperation with a different local PRC entity and obtain approval from the PBOC. There are also uncertainties regarding EachNet’s and PayPal’s ability to enforce contractual relationships they have entered into with respect to management and control of the company’s business. If EachNet or PayPal were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely. In addition, any finding of a violation by EachNet or PayPal of PRC laws or regulations could make it more difficult for us to launch new or expanded services in the PRC.
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
      Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. The change in weighted average foreign currency exchange rates in the first quarter of 2006 relative to 2005 resulted in lower net revenues of approximately $50.2 million and an increase in aggregate cost of revenues and operating expenses of approximately $25.1 million. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

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
      For the year ended December 31, 2005 and the first quarter of 2006, PayPal’s transaction loss totaled $73.8 million and $25.6 million, representing 0.27% and 0.29% of PayPal’s total payment volume, respectively.

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
      PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal has been assessed substantial fines for excess charge-backs in the past, and excessive charge-backs may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures may not be effective against new forms of fraud. If these measures do not succeed, our business will suffer.
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
      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders funded 53% of PayPal’s payment volume using credit cards during both 2005 and the first quarter of 2006, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal. PayPal has received inquiries regarding its disclosure practices with regard to funding mechanisms from the attorneys general of a number of states, and in March 2005, a complaint seeking class action status was filed alleging, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism is deceptive. While we believe PayPal’s disclosure is legal and accurate, any required change to our disclosure practices could result in increased use of credit card funding, damaging PayPal’s business.

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
      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.66 million transactions per day during the first quarter of 2006, and any violations could expose PayPal to significant liability.

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
      In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. In May 2005, the Court of Appeals for the Federal Circuit granted our petition to stay the mandate in the case in order to allow us to petition the U.S. Supreme Court for review on certain issues. We filed our petition for review with the U.S. Supreme Court in July 2005, and in November 2005, the Court granted our petition for review. Oral arguments in the case were heard by the Court in March 2006, and the Court’s decision is expected in the second quarter of 2006. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. In March 2006, the Patent and Trademark Office affirmed its earlier ruling rejecting the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if we are not successful in appealing or modifying the court’s ruling, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In August 2002, Charles E. Hill & Associates, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2:02-CV-186) alleging that we and 17 other companies, primarily large retailers, infringed three patents owned by Hill generally relating to electronic catalog systems and methods for transmitting and updating data at a remote computer. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses, and fees. The case was transferred to the U.S. District Court for the Southern District of Indiana in January 2003, but was transferred back to the U.S. District Court for the Eastern District of Texas in December 2003. A claim construction hearing was held in August 2005. In February 2006, we entered into and paid for a settlement agreement with the plaintiffs in the case under which we will be licensed under all of the patents at issue.
      In February 2002, PayPal was sued in California state court (No. CV-805433) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates California state consumer protection laws and is an unfair business practice and a breach of PayPal’s User Agreement. This action was re-filed with a different named plaintiff in June 2002 (No. CV-808441), and a similar action was also filed in the U.S. District Court for the Northern District of California in June 2002 (No. C-02-2777). In March 2002, PayPal was sued in the U.S. District Court for the Northern District of California (No. C-02-1227) in a purported class action alleging that its limiting access to customer accounts and failure to promptly restore access to legitimate accounts violates federal and state consumer protection and unfair business practice laws. The two federal court actions were consolidated into a single case, and the state court action was stayed pending developments in the federal case. In June 2004, the parties announced that they had reached a proposed settlement. The settlement received approval from the federal court on November 2, 2004, and the state court action was dismissed with prejudice in March 2005. In the settlement, PayPal does not acknowledge that any of the allegations in the case are true. Under the terms of the settlement, certain PayPal account holders are eligible to receive payment from a settlement fund of $9.25 million, less administrative costs and the amount awarded to plaintiffs’ counsel by the court. That sum is being distributed to class members who have submitted timely claims in accordance with the settlement’s plan of allocation. The plan of allocation for the portion of the settlement fund that remains undistributed was approved by the District Court in March 2006. Substantially all of the cost associated with the settlement was reserved in 2003.
      In July 2004, a purported class action lawsuit was filed by two eBay users in Superior Court of the State of California, County of Santa Clara (No. 104CV022708) alleging that eBay engaged in improper billing practices as the result of problems with the rollout of a new billing software system in the second and third quarters of 2004. The lawsuit sought damages and injunctive relief. An amended complaint was filed in January 2005, dropping one plaintiff, changing the capacity of the other plaintiff to that of representative plaintiff, and adding seven additional eBay users as plaintiffs. The amended complaint expanded its claim to include numerous alleged improper billing practices from September 2003 until the present. In February 2005, eBay filed a motion to strike and a demurrer seeking to dismiss the complaint. In April 2005, the court sustained portions of the demurrer, but granted the plaintiffs leave to amend their complaint. The plaintiffs filed a second amended complaint, dropping the last original plaintiff and again adding new plaintiffs. We filed a motion to strike and a demurrer regarding the plaintiffs’ second amended complaint. In July 2005, the court again sustained a portion of the demurrer and again granted the plaintiffs leave to amend their complaint, and the plaintiffs filed a third amended complaint. In December 2005, the plaintiffs filed a fourth amended complaint, dropping several plaintiffs. In April 2006, the court approved a settlement agreement entered into by the parties. Under the terms of the settlement, the plaintiffs agreed to dismiss the lawsuit and release eBay from all claims, and eBay agreed to make a $250,000 payment primarily directed to charity. The estimated settlement was accrued in our consolidated income statement for the three months ended March 31, 2006.
      In February 2005, eBay was sued in Superior Court of the State of California, County of Santa Clara (No. 105CV035930) in a purported class action alleging that certain bidding features of our site constitute “shill bidding” for the purpose of artificially inflating bids placed by buyers on the site. The complaint alleges violations of California’s Auction Act, California’s Consumer Remedies Act, and unfair competition. The complaint seeks injunctive relief, damages, and a constructive trust. In April 2005, we filed a demurrer seeking to dismiss the complaint, and a hearing on the demurrer was held in February 2006. In March 2006, the parties reached tentative agreement on the terms of a settlement. The court must approve the terms of the settlement in order for it to become final. The estimated settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
      In March 2005, eBay, PayPal, and an eBay seller were sued in Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint seeks injunctive relief, compensatory damages, and punitive damages. Following several mediation sessions, the parties reached a tentative settlement in December 2005 and executed a Memorandum of Understanding in March 2006. The parties are engaged in the process of finalizing the settlement documentation. The court must approve the terms of the settlement in order for it to become final. The estimated settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
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
      We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. and Robespierre, Inc. (doing business as Nanette Lepore) in the U.S., Rolex S.A. in Germany, and a number of other owners of intellectual property rights. In both the Tiffany and Nanette Lepore cases, the plaintiffs seek to hold eBay liable for counterfeit items listed on our sites by third parties. Tiffany seeks, among other things, an injunction that would require eBay to prevent sellers from listing 5 or more Tiffany items, as well as damages. Nanette Lepore seeks, among other things, to require eBay to block all listings offering Nanette Lepore items, as well as damages. eBay anticipates that a trial in the Tiffany case will be scheduled before the end of 2006. Recently, eBay successfully prevented Nanette Lepore from obtaining a preliminary injunction. In the ruling, the court found that eBay’s process for addressing the listing of counterfeit items by third parties on its site was both reasonable and adequate. While we have been largely successful to date in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in our defense. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business. Litigation and negative publicity may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

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
      We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our ’Business & Industrial’ category include Alibaba, Ariba, Bid4Assets, BidFreight.com, Buyer Zone, Commerce One, DotMed, DoveBid, Go Industry, Grainger, IronPlanet, labx.com, Liquidation.com, Machinetools.com, Oracle, Partsforindustry.com, PurchasePro.com, Ritchie Brothers Auctioneers, Testmart, Tractor Supply Company, and VerticalNet. In addition, many competitors have been successful at establishing online marketplaces that cater to a particular retail category, such as vehicles, tickets, or sporting goods.
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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3:	Defaults Upon Senior Securities
      Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders
      None.

Item 5:	Other Information
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
      During the quarter ended March 31, 2006, our Audit Committee approved the non-audit engagement of PwC to perform due diligence services related to certain potential acquisitions.

Item 6:	Exhibits

Exhibit 10.01	2003 Deferred Stock Unit Plan, as amended+

Exhibit 10.02	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended+

Exhibit 10.03	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement as amended+

Exhibit 10.04	Summary of Compensation Payable to Named Executive Officers+

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ Margaret C. Whitman

Margaret C. Whitman
President and Chief Executive Officer
Date: April 24, 2006

Principal Financial Officer:

By:	/s/ Robert H. Swan

Robert H. Swan
Senior Vice President and Chief Financial Officer
Date: April 24, 2006

Principal Accounting Officer:

By:	/s/ Douglas Jeffries

Douglas Jeffries
Vice President, Chief Accounting Officer
Date: April 24, 2006

INDEX TO EXHIBITS

Exhibit 10.01	2003 Deferred Stock Unit Plan, as amended+

Exhibit 10.02	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended+

Exhibit 10.03	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement as amended+

Exhibit 10.04	Summary of Compensation Payable to Named Executive Officers+

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.