Form 10-Q/A
period 2006-03-31
EBAY INC
filed 2006-04-26
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
      eBay Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on April 24, 2006, to correct an error in our narrative description of the impact of foreign currency exchange rates on net revenues and operating expenses during the first quarter of 2006, as compared to the same period of the prior year, on pages 25, 26, 31, and 42 of the Quarterly Report. eBay Inc.’s previously filed financial statements remain unchanged.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

International Marketplaces
      International Marketplaces net transaction revenues increased 25% during the first quarter of 2006 compared to the same period of the prior year. International Marketplaces net transaction revenues as a percentage of total net transaction revenues was 36% during the first quarter of 2006, compared to 39% in the same period of the prior year. Gross merchandise volume from the International Marketplaces increased 18% during the first quarter of 2006, compared to the same period of the prior year. The growth in our International Marketplaces net transaction revenues was primarily the result of strong performances in the United Kingdom and Germany as well as significant increases in certain of our less established markets, particularly Australia, France and Italy, partially offset by slower growth in Korea due to increased competition. The relative strength of the U.S. dollar against certain foreign currencies, primarily the Euro, decreased net revenues by approximately $42.6 million during the first quarter of 2006, compared to the same period of the prior year. Changes in foreign currency rates will impact our operating results, and to the extent that the U.S. dollar strengthens, our foreign currency denominated transaction net revenues will be negatively impacted. We expect that the growth rates of our International Marketplaces segment transaction net revenues will continue to decline in the remainder of 2006, although we expect such revenues to grow in significance relative to our total eBay Marketplaces as we continue to develop and deploy our global online commerce platform during the remainder of 2006.

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
      Net transaction revenues from the Payments segment earned internationally totaled $118.6 million during the first quarter of 2006, representing 36% of total Payments segment net transaction revenue during that period. This is compared to net transaction revenues from the Payments segment earned internationally of $81.7 million during the first quarter of 2005, representing 36% of total Payments segment net transaction revenue. The relative strength of the U.S. dollar against certain foreign currencies, primarily the Euro, decreased net revenues by approximately $7.6 million during the first quarter of 2006, as compared to the same period of the prior year. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted. We expect the Payments segment net transaction revenues to increase in total during 2006 and for net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We also expect that the Payments segment net transaction revenues will increase as a percentage of total net transaction revenues in the remainder of 2006.

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
      If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. The change in weighted average foreign currency exchange rates in the first quarter of 2006 relative to 2005 resulted in lower net revenues of approximately $50.2 million and lower aggregate cost of revenues and operating expenses of approximately $25.1 million.
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
      Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. The change in weighted average foreign currency exchange rates in the first quarter of 2006 relative to 2005 resulted in lower net revenues of approximately $50.2 million and lower aggregate cost of revenues and operating expenses of approximately $25.1 million. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

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

Item 6:	Exhibits

Exhibit 10.01	2003 Deferred Stock Unit Plan, as amended+*

Exhibit 10.02	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended+*

Exhibit 10.03	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement as amended+*

Exhibit 10.04	Summary of Compensation Payable to Named Executive Officers+*

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Previously filed with the company’s Quarterly Report on Form 10-Q filed on April 25, 2006.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ Margaret C. Whitman

Margaret C. Whitman
President and Chief Executive Officer
Date: April 25, 2006

Principal Financial Officer:

By:	/s/ Robert H. Swan

Robert H. Swan
Senior Vice President and Chief Financial Officer
Date: April 25, 2006

Principal Accounting Officer:

By:	/s/ Douglas Jeffries

Douglas Jeffries
Vice President, Chief Accounting Officer
Date: April 25, 2006

INDEX TO EXHIBITS

Exhibit 10.01	2003 Deferred Stock Unit Plan, as amended+*

Exhibit 10.02	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended+*

Exhibit 10.03	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement as amended+*

Exhibit 10.04	Summary of Compensation Payable to Named Executive Officers+*

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Previously filed with the company’s Quarterly Report on Form 10-Q filed on April 25, 2006.