Form 10-Q
period 2006-06-30
EBAY INC
filed 2006-07-28
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-24821

eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2145 Hamilton Avenue San Jose, California	95125 (Zip Code)
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

As of July 21, 2006, there were 1,415,394,158 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2005	2006
	(In thousands, except
	par value amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,313,580	$2,634,381
Short-term investments	774,650	720,115
Accounts receivable, net	322,788	310,039
Funds receivable from customers	255,282	219,864
Restricted cash and investments	29,702	33,420
Other current assets	487,235	628,410

Total current assets	3,183,237	4,546,229
Long-term investments	825,667	622,862
Property and equipment, net	801,602	942,437
Goodwill	6,120,079	6,355,466
Intangible assets, net	823,280	758,521
Other assets	35,121	24,736

Total assets	$11,788,986	$13,250,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,692	$134,193
Funds payable and amounts due to customers	586,651	665,117
Accrued expenses and other current liabilities	578,557	608,370
Deferred revenue and customer advances	81,940	106,082
Income taxes payable	182,095	205,643

Total current liabilities	1,484,935	1,719,405
Deferred tax liabilities, net	215,682	206,822
Other liabilities	40,388	40,552

Total liabilities	1,741,005	1,966,779

Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,404,183 and 1,415,197 shares issued and outstanding	1,404	1,415
Additional paid-in capital	7,272,476	7,680,573
Unearned stock-based compensation	(45,540)	—
Retained earnings	2,716,511	3,214,787
Accumulated other comprehensive income	103,130	386,697

Total stockholders’ equity	10,047,981	11,283,472

Total liabilities and stockholders’ equity	$11,788,986	$13,250,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands, except per share amounts)
	(Unaudited)

Net revenues	$1,086,303	$1,410,784	$2,118,027	$2,801,203
Cost of net revenues(1)	191,840	292,479	378,209	571,047

Gross profit	894,463	1,118,305	1,739,818	2,230,156

Operating expenses(1):
Sales and marketing	287,144	398,000	558,493	798,562
Product development	71,639	123,972	145,428	243,042
General and administrative	130,900	222,923	273,020	440,597
Amortization of acquired intangible assets	25,794	61,996	48,317	113,917

Total operating expenses	515,477	806,891	1,025,258	1,596,118

Income from operations	378,986	311,414	714,560	634,038
Interest and other income, net	32,525	25,630	54,928	51,390
Interest expense	(405)	(929)	(2,125)	(1,676)

Income before income taxes and minority interests	411,106	336,115	767,363	683,752
Provision for income taxes	(119,518)	(86,120)	(219,466)	(185,474)
Minority interests	(28)	(1)	(46)	(2)

Net income	$291,560	$249,994	$547,851	$498,276

Net income per share:
Basic	$0.22	$0.18	$0.41	$0.35

Diluted	$0.21	$0.17	$0.40	$0.35

Weighted average shares:
Basic	1,351,375	1,411,925	1,347,429	1,409,190

Diluted	1,379,088	1,435,757	1,380,736	1,438,746

(1) Includes stock-based compensation as follows (2006 increases are due primarily to the adoption of FAS 123(R)):

Cost of net revenues	$—	$7,631	$78	$17,107
Sales and marketing	$—	$27,063	$—	$51,784
Product development	$(721)	$22,991	$(399)	$43,692
General and administrative	$771	$27,723	$3,967	$56,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands)
	(Unaudited)

Net income	$291,560	$249,994	$547,851	$498,276

Other comprehensive income (loss):
Foreign currency translation	(68,560)	154,848	(82,247)	282,381
Unrealized gains (losses) on investments, net	4,546	2,417	(272)	5,010
Unrealized gains (losses) on cash flow hedges	3,729	(1,347)	5,143	(2,912)
Estimated tax provision on above items	(3,295)	(442)	(1,981)	(912)

Net change in accumulated other comprehensive income (loss)	(63,580)	155,476	(79,357)	283,567

Comprehensive income	$227,980	$405,470	$468,494	$781,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$547,851	$498,276
Adjustments:
Provision for doubtful accounts and authorized credits	44,721	51,874
Provision for transaction losses	31,135	49,906
Depreciation and amortization	164,965	265,712
Stock-based compensation related to stock options and employee stock purchases	3,646	169,226
Tax benefit on the exercise of stock options	110,599	90,524
Excess tax benefits from stock-based compensation	—	(60,973)
Minority interests	28	2
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(71,382)	(37,598)
Funds receivable from customers	(74,154)	33,810
Other current assets	(12,556)	(133,491)
Other non-current assets	(8,750)	8,777
Deferred tax liabilities, net	67,428	(13,300)
Accounts payable	2,999	75,292
Funds payable and amounts due to customers	181,825	80,015
Accrued expenses and other liabilities	(13,731)	(25,724)
Deferred revenue and customer advances	(6,595)	24,664
Income taxes payable	23,922	22,725

Net cash provided by operating activities	991,951	1,099,717

Cash flows from investing activities:
Purchases of property and equipment, net	(170,063)	(282,008)
Purchases of investments	(654,621)	(491,224)
Maturities and sales of investments	793,640	761,159
Acquisitions, net of cash acquired	(526,614)	(45,505)
Other	(1,953)	(1,245)

Net cash used in investing activities	(559,611)	(58,823)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	259,666	175,001
Excess tax benefits from stock-based compensation	—	60,973
Payment of headquarters lease facility obligation	(126,390)	—
Principal payments on long-term obligations	(1,849)	—

Net cash provided by financing activities	131,427	235,974

Effect of exchange rate changes on cash and cash equivalents	(38,163)	43,933

Net increase in cash and cash equivalents	525,604	1,320,801
Cash and cash equivalents at beginning of period	1,330,045	1,313,580

Cash and cash equivalents at end of period	$1,855,649	$2,634,381

Supplemental cash flow disclosures:
Cash paid for income taxes	$33,735	$92,357
Non-cash investing and financing activities:
Common stock issued for acquisition	$—	$15,686

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

eBay currently has three primary businesses: the eBay Marketplaces, Payments and Communications. The eBay Marketplaces segments, comprised of U.S. Marketplaces and International Marketplaces, provide the infrastructure to enable online commerce in a variety of formats, including the traditional auction platform, along with our other online platforms, such as Rent.com, Shopping.com, Kijiji, mobile.de, and Marktplaats.nl. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals or businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies S.A. (“Skype”) business, enables Voice over Internet Protocol (“VoIP”) calls between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, advertising and other non-transaction revenues, stock-based compensation expense and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we generally hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. For the three and six months ended June 30, 2005 and 2006, the equity method income recorded in interest and other income, net were not material to our operating results. Investments in entities in which we hold less than a 20% ownership interest and do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2005 and June 30, 2006. These statements also show our condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2005 and 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2005 and 2006. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by U.S. generally accepted accounting principles for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2006. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

Certain prior period balances have been reclassified to conform to the current period presentation.

Stock-based compensation

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair value. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”.

We adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 7 “Stock-based Benefit Plans” for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and nonvested stock is reflected in diluted earnings per share by application of the treasury stock method, which in 2006 includes consideration of stock-based compensation required by FAS 123(R). The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Numerator:
Net income	$291,560	$249,994	$547,851	$498,276

Denominator:
Weighted average common shares	1,351,415	1,412,408	1,347,469	1,409,478
Weighted average nonvested common stock subject to forfeiture/repurchase	(40)	(483)	(40)	(288)

Denominator for basic calculation	1,351,375	1,411,925	1,347,429	1,409,190
Weighted average effect of dilutive securities:
Weighted average nonvested common stock subject to forfeiture/repurchase	40	483	40	288
Employee stock options	27,673	23,349	33,267	29,268

Denominator for diluted calculation	1,379,088	1,435,757	1,380,736	1,438,746

Net income per share:
Basic	$0.22	$0.18	$0.41	$0.35

Diluted	$0.21	$0.17	$0.40	$0.35

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended June 30, 2005 and 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of our common stock for the periods, amounted to approximately 33.6 million and 80.0 million shares, respectively. For the six months ended June 30, 2005 and 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of our common stock for the periods, amounted to approximately 24.4 million and 54.8 million shares, respectively.

Note 3 — Business Combinations, Goodwill and Intangible Assets

Acquisition of Tradera.com

On April 24, 2006, we acquired all of the outstanding equity securities of Tradera.com, an online auction-style marketplace in Sweden for a total purchase price of approximately $52.3 million, including approximately $0.6 million in estimated acquisition-related expenses. This acquisition allows us to expand our online auction-style marketplace in Sweden to bring more online trading opportunities to Swedish buyers and sellers. We accounted for the acquisition as a taxable purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our preliminary allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$2,949
Developed technology	600
Trade name	1,000
User base	4,600
Goodwill	43,120

Total purchase price	$52,269

The estimated useful economic lives on the identifiable intangible assets acquired in the acquisition are four years for user base and one year for developed technology and trade name. The final purchase price allocation will depend upon the completion of our integration plan.

The results of operations for the acquired business have been included in our condensed consolidated statement of income for the period subsequent to our acquisition of Tradera.com. Tradera.com’s results of operations for periods prior to this acquisition were not material to our condensed consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended June 30, 2006 (in thousands):

	December 31,	Goodwill		June 30,
	2005	Acquired	Adjustments	2006

Reportable segments:
U.S Marketplaces	$961,081	$—	$(6,849)	$954,232
International Marketplaces	1,525,789	43,120	65,143	1,634,052
Payments	1,348,385	—	127	1,348,512
Communications	2,312,184	—	133,846	2,446,030

	$6,147,439	$43,120	$192,267	$6,382,826

Adjustments to goodwill during the six months ended June 30, 2006, resulted primarily from foreign currency translation adjustments and purchase price adjustments related to deferred tax assets.

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2005 and June 30, 2006, the goodwill related to our equity investments included above totaled approximately $27.4 million.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We conduct our annual impairment test as of August 31 of each year. Based on our last impairment test as of August 31, 2005 we determined there was no impairment. There were no events or circumstances from that date through June 30, 2006 indicating that a further assessment was necessary.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2005				June 30, 2006
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life
				(Years)				(Years)

Intangible assets:
Customer lists and user base	$526,657	$(145,397)	$381,260	6	$538,019	$(194,156)	$343,863	6
Trademarks and trade names	443,565	(75,571)	367,994	5	462,652	(122,342)	340,310	5
Developed technologies	101,971	(45,882)	56,089	4	102,213	(54,538)	47,675	4
All other	36,450	(14,761)	21,689	4	49,332	(19,485)	29,847	4

	$1,108,643	$(281,611)	$827,032		$1,152,216	$(390,521)	$761,695

All of our acquired identifiable intangible assets are subject to amortization. As of December 31, 2005 and June 30, 2006, the net carrying amount of intangible assets related to our equity investments included above totaled approximately $3.8 million and $3.2 million, respectively. Aggregate amortization expense for intangible assets totaled $27.3 million and $63.3 million for the three months ended June 30, 2005 and 2006, respectively. Aggregate amortization expense for intangible assets totaled $51.2 million and $116.7 million for the six months ended June 30, 2005 and 2006, respectively. Included in amortization of intangibles for the six months ended June 30, 2006 is a charge of $10.4 million for in-process research and development related to an acquisition completed during the period.

As of June 30, 2006, expected future intangible asset amortization was as follows (in thousands):

Fiscal Years:
2006 (remaining six months)	$101,369
2007	195,965
2008	187,672
2009	166,687
2010	92,471
Thereafter	17,531

$761,695

Note 4 — Segments

Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The U.S. Marketplaces segment includes our U.S. online marketplaces commerce platforms. The International Marketplaces segment includes our international online marketplaces commerce platforms. The Payments segment includes our global payments platform, consisting of our PayPal subsidiary. The Communications segment includes the VoIP offerings provided by our Skype subsidiary. Results from our Communications segment reflect Skype operations since October 14, 2005, the date we acquired Skype.

Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes our financial performance (in thousands):

	Three Months Ended June 30,
	2005
	U.S.	International
	Marketplaces	Marketplaces	Payments	Consolidated

Net revenues from external customers	$423,565	$418,839	$243,899	$1,086,303
Direct costs	261,804	195,326	159,781	616,911

Direct contribution	$161,761	$223,513	$84,118	$469,392

Operating expenses and indirect costs of net revenues				90,406

Income from operations				378,986
Interest and other income, net				32,525
Interest expense				(405)

Income before income taxes and minority interests				$411,106

	Three Months Ended June 30,
	2006
	U.S.	International
	Marketplaces	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$509,277	$518,258	$339,091	$44,158	$1,410,784
Direct costs	327,661	247,766	260,468	52,118	888,013

Direct contribution	$181,616	$270,492	$78,623	$(7,960)	$522,771

Operating expenses and indirect costs of net revenues					211,357

Income from operations					311,414
Interest and other income, net					25,630
Interest expense					(929)

Income before income taxes and minority interests					$336,115

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2005
	U.S.	International
	Marketplaces	Marketplaces	Payments	Consolidated

Net revenues from external customers	$828,413	$812,631	$476,983	$2,118,027
Direct costs	506,396	389,650	319,750	1,215,796

Direct contribution	$322,017	$422,981	$157,233	$902,231

Operating expenses and indirect costs of net revenues				187,671

Income from operations				714,560
Interest and other income, net				54,928
Interest expense				(2,125)

Income before income taxes and minority interests				$767,363

	Six Months Ended June 30,
	2006
	U.S.	International
	Marketplaces	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,036,497	$1,011,231	$674,157	$79,318	$2,801,203
Direct costs	637,499	498,229	519,126	96,126	1,750,980

Direct contribution	$398,998	$513,002	$155,031	$(16,808)	$1,050,223

Operating expenses and indirect costs of net revenues					416,185

Income from operations					634,038
Interest and other income, net					51,390
Interest expense					(1,676)

Income before income taxes and minority interests					$683,752

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Balance Sheet Components

At December 31, 2005 and June 30, 2006, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and were reported at fair value as follows (in thousands):

	December 31, 2005
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$29,670	$32	$—	$29,702
Corporate debt securities	362,438	4	(2,679)	359,763
Government and agency securities	371,537	—	(3,198)	368,339
Time deposits and other	46,548	—	—	46,548

	$810,193	$36	$(5,877)	$804,352

Long-term investments:
Restricted cash and investments	$1,065	$—	$—	$1,065
Corporate debt securities	665,418	115	(1,921)	663,612
Government and agency securities	110,450	—	(1,409)	109,041
Equity instruments and equity method investments	51,949	—	—	51,949

	$828,882	$115	$(3,330)	$825,667

	June 30, 2006
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$33,377	$43	$—	$33,420
Corporate debt securities	535,786	40	(2,489)	533,337
Government and agency securities	188,135	—	(1,357)	186,778

	$757,298	$83	$(3,846)	$753,535

Long-term investments:
Restricted cash and investments	$1,699	$—	$—	$1,699
Corporate debt securities	540,258	219	(167)	540,310
Government and agency securities	22,446	7	(15)	22,438
Equity instruments and equity method investments	58,415	—	—	58,415

	$622,818	$226	$(182)	$622,862

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Assets

	December 31,	June 30,
	2005	2006
	(In thousands)

Customer accounts	$324,595	$440,796
Prepaid expenses	44,610	48,921
Deferred tax asset, net	59,274	67,624
Other	58,756	71,069

	$487,235	$628,410

Customer accounts include liquid assets set aside for certain customer liabilities as required in conjunction with PayPal’s Electronic Money Institution license from the United Kingdom’s Financial Services Authority. The customer accounts represent claims on PayPal’s U.K. subsidiary and may be invested only in specified types of liquid assets. These assets are included on our balance sheet as current assets with an offsetting current liability in funds payable and amounts due to customers. All customer funds held by PayPal as an agent or custodian are for the benefit of its customers and, accordingly, are not reflected in our condensed consolidated balance sheet. These balances include funds held in the U.S. that are deposited in accounts insured by the Federal Deposit Insurance Corporation.

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

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Following a trial, in May 2003 the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.

In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. The decision was stayed pending U.S. Supreme Court review of the injunction issue. In May 2006, the U.S. Supreme Court reversed the Court of Appeals’ decision on whether an injunction should have been issued and remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. In March 2006, the Patent and Trademark Office affirmed its earlier ruling rejecting the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the district court were to issue an injunction on remand, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, expenses, and fees. This case is at a very early stage and we have not received a schedule from the court, or filed any responsive pleadings. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 7 — Stock-based Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the three and six months ended June 30, 2006, employees purchased approximately 790,000 shares at an average price of $27.62 per share. During the same period in 2005, employees purchased approximately 696,000 shares at an average price of $24.93 per share. At June 30, 2006, approximately 6.4 million shares were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Stock Unit Plan

We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount of these fees. Deferred stock units are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of June 30, 2006, 31,152 units have been awarded under this plan.

Other Equity Incentive Plans

We have equity incentive plans for directors, officers, employees and non-employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 7 to 10 years from the date of grant. Stock options issued prior to June 1998, were exercisable immediately, subject to repurchase rights held by us, that lapsed over the vesting period. At June 30, 2006, 584.8 million shares were authorized under our stock option plans. Shares of nonvested stock issued under these plans are subject to forfeiture, lapsing over the vesting period, which is typically four or five years. At June 30, 2006, 74.8 million shares were available for future grant under our equity incentive plans.

Stock-Based Compensation

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six-month period ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six month period ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact on our results of operations of recording stock-based compensation for the three and six month period ended June 30, 2006 was as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006

Cost of net revenues	$7,631	$17,107
Sales and marketing	27,063	51,784
Product development	22,991	43,692
General and administrative	27,723	56,643

	$85,408	$169,226

Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our statements of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting FAS 123(R), $61.0 million of excess tax benefits for the six months ended June 30, 2006 have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the six month periods ended June 30, 2005 and 2006, was $259.7 million and $175.0 million, respectively. The total income tax benefit recognized in the income statement for stock-based compensation costs was $25.1 million and $50.5 million for the three and six month periods ended June 30, 2006, respectively. No income tax benefit was recognized during 2005. Total stock-based compensation costs capitalized as part of an asset was $2.3 million and $4.5 million for the three and six month periods ended June 30, 2006, respectively. There was no stock-based compensation costs capitalized as part of an asset during 2005.

Prior to the adoption of FAS 123(R), the intrinsic value of Skype’s and Shopping.com’s unvested common stock options assumed in the acquisition were recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R)in January 2006, the unearned stock-based compensation balance of approximately $45.5 million was reclassified to additional-paid-in-capital. Such unearned compensation will be recognized over the vesting period of the related stock options.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Risk-free interest rates — stock options	3.7%	4.6%-5.0%	3.5%	4.6%-5.0%
Expected life — stock options	3 years	3.1-4.9 years	3 years	3.1-4.9 years
Dividend yield — stock options	0%	0%	0%	0%
Expected volatility — stock options	35%	34%-37%	36%	34%-38%
Weighted average volatility	—	35%	—	35%

Our computation of expected volatility for the three and six months ended June 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based Payment Award Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the six months ended June 30, 2006 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2006	129,109	$28.19
Granted and assumed	23,578	39.38
Exercised	(9,311)	16.45
Forfeited/expired/cancelled	(5,247)	36.91

Outstanding at June 30, 2006	138,129	$30.56	7.10	$688,106

Vested and expected to vest at June 30, 2006	128,690	$29.97	7.06	$660,798

Options exercisable at June 30, 2006	67,971	$24.08	6.52	$571,542

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 55.8 million options that were in-the-money at June 30, 2006. During the three months ended June 30, 2005 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was $72.4 million and $79.3 million, respectively, determined as of the date of option exercise. During the six months ended June 30, 2005 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was $311.0 million and $191.7 million, respectively, determined as of the date of option exercise. As of June 30, 2006, there was approximately $452 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years. The weighted average grant-date fair value of options granted in three month period ended June 30, 2005 and 2006 was $8.98 and $10.04, respectively. The weighted average grant-date fair value of options granted in six month period ended June 30, 2005 and 2006 was $11.95 and $12.08, respectively.

A summary of the status of and changes in nonvested shares granted under our equity incentive plans and assumed in acquisitions as of and during the six months ended June 30, 2006 is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	40	$43.82
Granted	431	$38.83
Vested	(17)	$38.09

Nonvested at June 30, 2006	454	$39.29

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148. Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our results of operations for the three and six month periods ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred for the period prior to the adoption. Previously reported amounts have not been restated.

The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Net income, as reported	$291,560	$547,851
Add: Amortization of stock-based compensation expense determined under the intrinsic value method (net of cancellations)	(685)	(403)
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(61,263)	(124,704)

Pro forma net income	$229,612	$422,744

Earnings per share:
Basic — Reported	$0.22	$0.41
Pro forma	$0.17	$0.31
Diluted — Reported	$0.21	$0.40
Pro forma	$0.17	$0.31

Note 8 — Subsequent Event

During the third quarter of 2006, eBay’s Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock within the next two years. The stock repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the company’s working capital. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. The program will be designed to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward- looking statements in light of the risks discussed under the heading “Risk Factors” below, as well as our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

About eBay

Our purpose is to pioneer new communities around the world built on commerce, sustained by trust, and inspired by opportunity. We bring together millions of buyers and sellers every day on a local, national and international basis through an array of websites. We provide online marketplaces for the sale of goods and services, online payments services and online communication offerings to a diverse community of individuals and businesses. We currently have three primary businesses: eBay Marketplaces, Payments and Communications. Our eBay Marketplaces provide the infrastructure to enable online commerce in a variety of formats, including the traditional auction platform, along with our other online platforms, such as Rent.com, Shopping.com, Kijiji, mobile.de, and Marktplaats.nl. Our Payments business, which consists of our PayPal business, enables individuals or businesses to securely, easily and quickly send and receive payments online. Our Communications business, which consists of our Skype business, enables VoIP calls between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics

Members of our senior management team regularly review key operating metrics such as new users, new user accounts, active users, listings and gross merchandise volume, as well as total payment volume processed by our wholly owned PayPal subsidiary and number of users registered with our wholly owned Skype subsidiary. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our Marketplaces, Payments, and Communications platforms and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Financial summary

Consolidated net revenues for the three month period ended June 30, 2006 was $1.411 billion, representing a growth rate of 30% year over year, which was primarily due to continued Marketplaces and Payments growth and acquisitions made in the past 12 months, including Shopping.com and Skype. Net income for the three-month period ended June 30, 2006 was $250.0 million, or $0.17 earnings per diluted share, decreasing 14% year over year.

This decrease was primarily due to the impact of FAS 123(R) stock-based compensation of $60 million (net of tax effects), or $0.04 earnings per diluted share, as well as intangible asset amortization from acquisitions made in the past 12 months.

Our expectations for growth

We expect that our growth in net revenues in 2006 compared to 2005 will result primarily from increased net transaction revenues across our U.S. Marketplaces, International Marketplaces, Payments and Communications segments. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. Accordingly, we expect to continue our investments in the areas of international expansion for our eBay Marketplaces, Payments and Communications businesses, as well as customer support, site operations, marketing and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business and to build the infrastructure necessary to support long-term growth. In addition, to the extent that the U.S. dollar strengthens against foreign currencies, and, in particular, the Euro, British pound and Korean won, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively impact our consolidated net revenues and, to the extent that they are not hedged, our net income.

The discussion of our consolidated financial results contained herein is intended to assist investors, analysts and other parties reading this report to better understand the key operating and financial measures summarized above as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Stock-based Compensation

Beginning on January 1, 2006, we began accounting for stock-based compensation under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)

2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%
2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
2006
Net revenues	$1,390,419	$1,410,784	N/A	N/A
Current quarter vs prior quarter	5%	1%

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

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2005	2005	2005	2006	2006

Net revenues	100.0%	100.0%	100.0%	100.0%	100%
Cost of net revenues(1)	17.7	18.1	18.0	20.0	20.7

Gross profit	82.3	81.9	82.0	80.0	79.3

Operating expenses(1)
Sales and marketing	26.4	26.6	28.5	28.8	28.2
Product development	6.6	7.1	7.8	8.6	8.8
General and administrative	12.1	13.3	13.9	15.7	15.8
Amortization of acquired intangible assets	2.4	2.6	3.9	3.7	4.4

Total operating expenses	47.5	49.6	54.1	56.8	57.2

Income from operations	34.9	32.3	27.9	23.2	22.1
Interest and other income, net	3.0	2.8	1.9	1.9	1.8
Interest expense	(0.0)	(0.0)	(0.1)	(0.1)	(0.1)

Income before income taxes and minority interests	37.8	35.0	29.7	25.0	23.8
Provision for income taxes	(11.0)	(11.9)	(8.7)	(7.1)	(6.1)
Minority interests	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)

Net income	26.8%	23.1%	21.0%	17.9%	17.7%

(1)	Includes stock-based compensation as follows (2006 increases are due primarily to the adoption of FAS 123(R)):

Cost of net revenues	0.0%	0.0%	0.1%	0.7%	0.5%
Sales and marketing	0.0%	0.1%	0.6%	1.8%	1.9%
Product development	0.1%	0.1%	0.4%	1.5%	1.6%
General and administrative	(0.1)%	0.3%	0.6%	2.0%	2.0%

Total stock-based compensation	0.0%	0.5%	1.7%	6.0%	6.1%

Net Revenues Summary

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percent changes)

Net Revenues by Type:
Transaction net revenues
U.S. Marketplaces	$408,452	20%	$490,440	$797,211	25%	$997,752
International Marketplaces	411,671	23%	506,681	798,858	24%	989,896
Payments	237,217	39%	330,684	464,314	42%	658,834
Communications	—	n/a	44,158	—	n/a	79,318

Total net transaction revenues	1,057,340	30%	1,371,963	2,060,383	32%	2,725,800
Advertising and other non- transaction net revenues	28,963	34%	38,821	57,644	31%	75,403

Total net revenues	$1,086,303	30%	$1,410,784	$2,118,027	32%	$2,801,203

Net Revenues by Segment:
U.S. Marketplaces	$423,565	20%	$509,277	$828,413	25%	$1,036,497
International Marketplaces	418,839	24%	518,258	812,631	24%	1,011,231
Payments	243,899	39%	339,091	476,983	41%	674,157
Communications	—	n/a	44,158	—	n/a	79,318

Total net revenues	$1,086,303	30%	$1,410,784	$2,118,027	32%	$2,801,203

Net Revenues by Geography:
U.S.	$581,851	25%	$724,699	$1,138,097	29%	$1,472,835
International	504,452	36%	686,085	979,930	36%	1,328,368

Total net revenues	$1,086,303	30%	$1,410,784	$2,118,027	32%	$2,801,203

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

Marketplaces net revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located. Our Payments and Communications net revenues include amounts earned internationally.

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In millions, except percentages)

Supplemental Operating Data:
U.S. and International Marketplaces Segments(1):
Confirmed registered users(2)	157.3	29%	202.7	157.3	29%	202.7
Active users(3)	64.6	20%	77.7	64.6	20%	77.7
Number of non-stores listings(4)	402.2	22%	490.5	802.0	22%	981.3
Number of stores listings(4)	37.9	178%	105.5	69.9	172%	190.1
Gross merchandise volume(5)	$10,884	18%	$12,896	$21,486	18%	$25,400
Payments Segment:
Total accounts(6)	78.9	44%	113.7	78.9	44%	113.7
Active accounts(7)	22.9	29%	29.5	22.9	29%	29.5
Number of payments(8)	113.2	27%	143.3	223.6	31%	292.5
Total payment volume(9)	$6,471	37%	$8,856	$12,704	39%	$17,625
Communications Segment:
Registered users(10)	—	n/a	113.1	—	n/a	113.1

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay’s trading platforms.

(3)	All users, excluding users of Half.com, Internet Auction, Rent.com, Shopping.com, Tradera, and our classifieds websites, who bid on, bought, or listed an item within the previous 12-month period.

(4)	All listings on eBay’s trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay’s trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all accounts opened, including users who made payments using PayPal but have not registered, excluding accounts that have been closed or locked and excluding payment gateway business accounts.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system within the previous three month period.

(8)	Total number of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total U.S. dollar volume of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.

(10)	Communications registered users represent the cumulative number of unique user accounts created on Skype.

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

Our net revenues result from fees associated with our transaction, referral fees, advertising and other services in our U.S. Marketplaces, International Marketplaces, Payments, and Communications segments. Net transaction revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from advertising are derived principally from the sale of banner and sponsorship advertisements for cash and through barter arrangements. Other non- transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users.

Marketplaces Net Transaction Revenues

Total net transaction revenues from our Marketplaces segment increased 22% and 25% in the aggregate during the second quarter and first six months of 2006, respectively, compared to the same periods in the prior year. The growth in both domestic and international net transaction revenues was primarily the result of increased transaction activity, reflected in the growth of the number of registered users, active users and gross merchandise volume. Gross merchandise volume from Marketplaces increased 18% during both the second quarter of 2006 and the first six months of 2006, respectively, compared to the same periods of the prior year. During the second quarter and first six months of 2006, there was gross merchandise volume growth across all major categories, with our motors, consumer electronics, computers, sports, clothing & accessories, home & garden and business and industrial categories contributing most of such year-over-year growth.

U.S. Marketplaces

U.S. Marketplaces net transaction revenues increased 20% and 25% during the second quarter and first six months of 2006, respectively, compared to the same periods in the prior year. Net transaction revenues derived from the U.S. Marketplaces represented 36% of the total net transaction revenues in the second quarter of 2006, compared to 39% in the same period of the prior year and 37% in the first six months of 2006, compared to 39% in the same period of the prior year. Gross merchandise volume from the U.S. Marketplaces increased 15% and 16% during the second quarter and first six months of 2006, respectively, compared to the same periods of the prior year. The U.S. Marketplaces is our most developed business. We expect net transaction revenues from our U.S. Marketplaces segment to increase in 2006 compared to 2005, but to decrease as a percentage of total eBay Marketplaces net transaction revenues as the International Marketplaces segment grows in significance. In addition, even as the U.S. Marketplaces segment continues to grow in absolute terms, we expect its growth rate in 2006 to be lower than that of 2005. These expectations are subject to additional uncertainties related to the impact of changes to the store inventory format (including store inventory format pricing and product changes), as well as consumer protection initiatives and the recent rollout of eBay Express.

International Marketplaces

International Marketplaces net transaction revenues increased 23% and 24% during the second quarter and first six months of 2006, respectively, compared to the same periods of the prior year. International Marketplaces net transaction revenues as a percentage of total net transaction revenues was 37% during the second quarter of 2006, compared to 39% in the same period of the prior year. International Marketplaces net transaction revenues as a percentage of total net transaction revenues was 36% during the first six months of 2006, compared to 39% in the same period of the prior year. Gross merchandise volume from the International Marketplaces increased 22% and 20% during the second quarter and first six months of 2006, respectively, compared to the same periods of the prior year. The growth in our International Marketplaces net transaction revenues was primarily the result of strong performances in Germany and the United Kingdom as well as significant increases in certain of our less established markets, particularly Australia, France and Italy. We expect that the growth rates of our International Marketplaces segment transaction net revenues will decline in 2006 compared to 2005, although we expect such revenues to grow in significance relative to our total eBay Marketplaces as we continue to develop and deploy our global online commerce platform during 2006. These expectations are subject to additional uncertainties related to the impact of changes to the store inventory format (including store inventory format pricing and product changes), as well as consumer protection initiatives and the launch of eBay Express in Germany and the United Kingdom.

Payments Segment Net Transaction Revenues

Payments segment net transaction revenues increased 39% and 42% during the second quarter and first six months of 2006, respectively, compared to the same periods of the prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 24% during the second quarter of 2006, compared to 22% in the same period of the prior year. Payment segment net transaction revenues as a percentage of total net transaction revenues was 24% during the first six months of 2006, compared to 23% in the same period of the prior year. The growth in Payments segment net transaction revenues was positively affected by PayPal’s continued penetration of eBay Marketplaces transactions, particularly in the United States and the United Kingdom.

In addition, revenues increased as a result of an increase in total payment volume for our PayPal merchant services transactions and the inclusion of the payment gateway business. The total payment volume for our PayPal merchant services transactions was approximately $3.1 billion and $6.0 billion in the second quarter and first six months of 2006, respectively, which represents 35% and 34% of PayPal’s total payment volume. The total payment volume for our PayPal merchant services transactions was approximately $1.9 billion and $3.8 billion in the second quarter and first six months of 2005, respectively, which represents 30% of PayPal’s total payment volume for both periods. Our Payments segment net transaction revenues as a percentage of total payment volume remained consistent at 3.7% during the second quarter and first six months of 2005 and 2006.

Net transaction revenues from the Payments segment earned internationally totaled $125.2 million and $243.8 million during the second quarter and first six months of 2006, respectively, representing 38% and 37% of total Payments segment net transaction revenue during those periods. This is compared to net transaction revenues from the Payments segment earned internationally of $85.6 million and $167.3 million during the second quarter and first six months of 2005, respectively, representing 36% of total Payments segment net transaction revenue during both those periods. We expect the Payments segment net transaction revenues to increase in total, and as a percentage of total net transaction revenues in 2006 compared to 2005. This growth will be driven by our Payments segment’s expanding on-eBay presence and merchant services business.

Communications Segment Net Transaction Revenues

Communications net transaction revenues were $44.2 million and $79.3 million in the second quarter and first six months of 2006, respectively. These segment revenues represent the revenues generated from VoIP offerings from our recent acquisition of Skype on October 14, 2005. A large majority of this revenue is generated from Skype fees charged to users that connect Skype’s VoIP network to traditional telecommunication networks. We expect the Communications segment net transaction revenues to increase in total and as a percentage of total net transactions revenues during the remainder of 2006.

Advertising and Other Non-Transaction Net Revenues

Advertising and other non-transaction net revenues increased during the second quarter and first six months of 2006 as compared to the same periods in 2005. Advertising and other non-transaction net revenues represented 2.8% and 2.7% of total net revenues during the second quarter of 2006 and of 2005. Advertising and other non-transaction net revenues represented 2.7% of total net revenues during the first six months of 2006 and of 2005. We continue to view our business as primarily transaction-revenue driven and we expect advertising and other net revenues to continue to represent a relatively small proportion of total net revenues in 2006.

Cost of Net Revenues

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percentages)

Cost of net revenues	$191,840	52%	$292,479	$378,209	51%	$571,047
As a percentage of net revenues	17.7%		20.7%	17.9%		20.4%

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

The increase in cost of net revenues during the second quarter and first six months of 2006, compared to the same periods in the prior year, was primarily due to an increase in payment processing costs, the volume of transactions on our Marketplaces and Payments websites, development and expansion of our customer support and site operations infrastructure, telecommunication costs and stock-based compensation. Payment processing costs increased by $24.0 million and $49.5 million during the second quarter and first six months of 2006, respectively, compared to the same periods of the prior year. These increases reflect the increase in PayPal’s total payment volume and increased payment processing costs offset by reduced contractual payment processing rates. Aggregate customer support and site operations costs increased by approximately $36.1 million and $66.1 million during the second quarter and first six months of 2006, respectively, compared to the same periods of the prior year. Telecommunications costs increased by $32.3 million and $58.9 million during the second quarter and first six months of 2006, respectively, compared to the same periods of the prior year, due to the inclusion of such costs since our acquisition of Skype in October 2005. Stock-based compensation expense included in cost of net revenues in the second quarter and first six months of 2006 was $7.6 million and $17.1 million, respectively. Cost of net revenues prior to fiscal 2006 did not include FAS 123(R) stock-based compensation expense. Cost of net revenues are expected to increase in total and as a percentage of net revenues in 2006 compared to 2005, due to the expected growth of our Payments and Communications businesses which have structurally lower gross margins, as well as FAS 123(R) stock-based compensation expense offset by our expected operational efficiency in our site operations and transaction expense leverage.

Operating Expenses

Sales and Marketing

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percentages)

Sales and marketing	$287,144	39%	$398,000	$558,493	43%	$798,562
As a percentage of net revenues	26.4%		28.2%	26.4%		28.5%

Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain trust and safety programs.

The increase in sales and marketing expenses in the second quarter and first six months of 2006, compared to the same periods in the prior year was primarily due to a $27.1 million and $51.8 million, respectively, increase in stock-based compensation expense recognized as sales and marketing expenses from the adoption of FAS 123(R) and our continued investment in growing our global user base. Advertising and marketing costs increased by $52.5 million and $120.5 million during the second quarter and first six months of 2006 due to our integrated marketing campaigns globally and search engine marketing expenses in our Shopping.com business. Employee-related costs, not including stock-based compensation expense, increased by approximately $24.3 million and $51.7 million during the second quarter and first six months of 2006 as compared to the same periods of the prior year. Sales and marketing expenses are expected to increase in total and as a percentage of net revenues in 2006 compared to 2005, primarily due to FAS 123(R) stock-based compensation expense and as Shopping.com has higher sales and marketing expenses as a percentage of net revenues than our other businesses, offset by the structurally lower sales and marketing expense incurred by our Payments and Communications segments.

Product Development

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percentages)

Product development	$71,639	73%	$123,972	$145,428	67%	$243,042
As a percentage of net revenues	6.6%		8.8%	6.9%		8.7%

Product development expenses consist primarily of employee compensation, consultancy costs, facilities costs and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts. These capitalized costs totaled $17.4 million and $35.4 million in the second quarter and first six months of 2006, respectively, and are reflected as a cost of net revenues when amortized in future periods. During the second quarter and first six months of 2005, capitalized costs for major site and other product development efforts totaled $9.1 million and $18.7 million, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new products, features and functionality to our Marketplaces and Payments businesses.

The increase in product development expenses in the second quarter and first six months of 2006, compared to the same periods in the prior year was primarily due to a $23.0 million and $43.7 million increase in stock-based compensation expense recognized as product development expenses from the adoption of FAS 123(R) and increased headcount to support various platform development initiatives in our Marketplaces and Payments segments. Employee-related costs, not including stock-based compensation expense, increased by approximately $14.0 million and $28.8 million during the second quarter and first six months of 2006, respectively, compared to the same period in the prior year. Product development expenses are expected to increase in total and as a percentage of net revenues in 2006 compared to 2005, primarily due to FAS 123(R) stock-based compensation expense, as well as development of new features and functionality and continued improvement and expansion of operations across all platforms.

General and Administrative

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percentages)

General and administrative	$130,900	70%	$222,923	$273,020	61%	$440,597
As a percentage of net revenues	12.1%		15.8%	12.9%		15.7%

General and administrative expenses consist primarily of employee compensation, transaction loss expense associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance, professional fees and certain trust and safety programs.

The increase in general and administrative expenses in the second quarter and first six months of 2006, compared to the same period of the prior year was primarily due to a $27.7 million and $56.6 million increase in stock-based compensation expense recognized as general and administrative expenses as a result of our adoption of FAS 123(R), employee-related costs, and facilities costs. PayPal transaction loss expenses as a percentage of net payment revenues increased in the second quarter and first six months of 2006, compared to the same period of the prior year. In addition, we have increased our investment in our infrastructure to support an increasingly complex and global business. Employee-related costs, not including stock-based compensation expense, increased by approximately $28.6 million and $53.0 million during the second quarter and first six months of 2006, compared to the same periods of the prior year. The increases in employee related costs primarily resulted from continued headcount growth, particularly from increases in headcount related to consumer protection programs. PayPal’s payment transaction loss expense increased approximately $11.7 million and $18.8 million during the second quarter and first six months of 2006, respectively, as compared to same periods of the prior year. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, increased to 0.27% and 0.28% during the second quarter and first six months of 2006, respectively, compared to

0.19% and 0.25% during the second quarter and first six months of 2005, respectively. General and administrative expenses are expected to increase in total and as a percentage of net revenues in 2006 compared to 2005, primarily due to FAS 123(R) stock-based compensation expense as well as continued investment across all areas of our business with a focus on expanding our consumer protection programs.

Amortization of Acquired Intangible Assets

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percentages)

Amortization of acquired intangible assets	$25,794	140%	$61,996	$48,317	136%	$113,917
As a percentage of net revenues	2.4%		4.4%	2.3%		4.1%

From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate product and geographic expansion, increase the features, formats and services available to our users and maintain a leading role in online e-commerce. These purchase transactions generally result in the creation of acquired intangible assets and lead to a corresponding amortization expense in future periods. The increase in amortization of acquired intangibles during the second quarter and first six months of 2006 compared to the same periods of the prior year is due primarily to the business acquisitions we consummated during the second half of 2005 and the second quarter of 2006. Included in amortization of intangibles for the second quarter and first six months of 2006 is an expense of $10.4 million for in-process research and development related to an acquisition completed during the period.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which may be for a discrete business within a particular reportable segment. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of August 31 of each year. Based on our last impairment test as of August 31, 2005 we determined there was no impairment. There were no events or circumstances from that date through June 30, 2006 indicating that a further assessment was necessary.

We expect amortization of acquired intangible assets to increase in 2006 compared to 2005, as a result of the intangible assets associated with our acquisitions in 2005 and in the first six months of 2006. Amortization of acquired intangible assets may increase further should we make additional acquisitions in the future or estimated useful lives are reduced.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percentages)

Interest and other income, net	$32,525	(21)%	$25,630	$54,928	(6)%	$51,390
As a percentage of net revenues	3.0%		1.8%	2.6%		1.8%

Interest and other income, net consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses, settlement of hedging contracts and other miscellaneous non-operating transactions.

Our interest and other income, net, decreased during the second quarter and first six months of 2006 as compared to the same periods of the prior year, primarily attributable to a loss realized upon settlement of foreign exchange hedging contracts, offset by higher interest income due to higher interest rates. The weighted-average interest rate of our portfolio was approximately 3.7% and 3.6% in the second quarter and first six months of 2006, respectively, compared to 2.8% and 2.6% in the second quarter and first six months of the prior year. We expect that interest and other income, net, will remain consistent as a percentage of net revenues during 2006 compared to 2005, but may be lower depending on the timing of future acquisitions or stock repurchases. See “Note 8- Subsequent Events” for additional discussion of our recently announced $2 billion stock repurchase program.

Interest Expense

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percentages)

Interest expense	$405	129%	$929	$2,125	(21)%	$1,676
As a percentage of net revenues	0.0%		0.1%	0.1%		0.1%

Interest expense in 2005 consisted of interest charges related to our San Jose headquarters lease facilities, capital leases, and mortgage notes.

Interest expense increased during the second quarter of 2006 as compared to the same period of the prior year due to the continued interest on certain tax and legal accruals. Interest expense decreased during the first six months of 2006 as compared to the same period of the prior year primarily due to the payment of the lease obligation for our San Jose headquarters facility on March 1, 2005. We expect our interest expense will decrease both in total and as a percentage of net revenue during 2006 compared to 2005.

Provision for Income Taxes

	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30,	Percent	June 30,	June 30,	Percent	June 30,
	2005	Change	2006	2005	Change	2006
	(In thousands, except percentages)

Provision for income taxes	$119,518	(28)%	$86,120	$219,466	(15)%	$185,474
As a percentage of net revenues	11.0%		6.1%	10.4%		6.6%
Effective tax rate	29%		26%	29%		27%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate, offset by decreases resulting from foreign income with lower effective tax rates and from tax credits.

The lower effective tax rates for the second quarter and first six months of 2006, compared to the same periods of the prior year, primarily reflect changes in our forecasted geographic mix of business.

We received tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit was recognized in prior periods as additional paid-in-capital. These tax deductions from prior periods were fully utilized in 2005. Beginning in January 2006, due to the adoption of FAS 123(R), the estimated tax benefit expected from stock-based compensation is recognized when the compensation expense is reflected in our financial statements.

Impact of Foreign Currency Translation

During the second quarter and first six months of 2006, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 49% and 47% of our consolidated net revenues, as compared to approximately 46% of our net revenues in the same periods in the prior year. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and primarily include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, Australian dollars, Chinese renminbi, and Indian rupee. Our results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased consolidated net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies.

Net revenues were negatively impacted by foreign currency translation of approximately $0.6 million and $50.8 million, respectively, in the second quarter and first six months of 2006 as compared to the same periods of the prior year. Operating income was negatively impacted by foreign currency translation of approximately $3.1 million and $28.2 million in the second quarter and first six months of 2006, respectively, as compared to the same periods of the prior year.

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

Foreign Exchange Hedging Policy

We are a rapidly growing company, with an increasing proportion of our operations outside the United States. Accordingly, our foreign currency exposures have increased substantially and are expected to continue to grow. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported condensed consolidated cash flow, and results of operations.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

Employees

As of June 30, 2006, eBay Inc. and its consolidated subsidiaries employed approximately 12,900 people (including approximately 600 temporary employees), of whom approximately 7,400 were located in the United States (including approximately 300 temporary employees).

Liquidity and Capital Resources

Cash Flows

	Six Months Ended
	June 30,
	2005	2006
	(In thousands)

Net cash provided by (used in):
Operating activities	$991,951	$1,099,717
Investing activities	(559,611)	(58,823)
Financing activities	131,427	235,974
Effect of exchange rates on cash and cash equivalents	(38,163)	43,933

Net increase in cash and cash equivalents	$525,604	$1,320,801

We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2005 and 2006, mainly due to non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation expense related to employee stock options and purchases, tax benefits on the exercise of employee stock options, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary.

Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting FAS 123(R), $61.0 million of excess tax benefits for the six months ended June 30, 2006 have been reported as a cash inflow from financing activities. In addition, as a substantial portion of the company’s net operating losses and carryforward credits have now been utilized, cash will be required for tax payments in the U.S. going forward. Total U.S. and foreign income tax payments will be dependent on our taxable income and are estimated to be in excess of $190 million in 2006.

Net cash used in investing activities during the first six months of 2006 consisted primarily of net purchases of property and equipment of $282.0 million and acquisitions completed during the quarter of $45.5 million, net of cash acquired, offset by $270.0 million of net maturities and sales of investments. These purchases related mainly to computer equipment and software and facilities improvements to support our site operations, customer support and international expansion. Net cash used in investing activities during the first six months of 2005 consisted primarily of the cash payment for the acquisition of Rent.com of approximately $435.4 million and of the cash payment for the acquisition of certain international websites of approximately $81.6 million. Purchases of property and equipment totaled $170.1 million during the first six months of 2005 and related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion.

The net cash flows provided by financing activities during the first six months of 2006 consisted primarily of proceeds from stock option exercises of $175.0 million and excess tax benefits from stock-based compensation of $61.0 million. Our future cash flows from the exercise of stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price is high relative to historic levels.

The positive effect of exchange rates on cash and cash equivalents during the six months ended June 30, 2006 was due to the weakening of the U.S. dollar during the six month period against other foreign currencies, primarily the Euro. The negative effect of exchange rates on cash and cash equivalents during the six months ended June 30, 2005 was due to the strengthening of the U.S. dollar during the quarter against other foreign currencies, primarily the Euro.

During our third quarter of 2006, eBay’s Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock within the next two years. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. See Note 8 — “Subsequent Event” for additional discussion of our recently announced $2.0 billion stock repurchase program.

We believe that our cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures, stock repurchase program, and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to our copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2006, our fixed-income investments earned a pretax yield of approximately 3.7%, with a weighted average maturity of 1 month. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $4.0 million.

Equity Price Risk

We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three and six months ended June 30, 2006 or 2005 relating to the other-than-temporary impairment in the fair value of equity investments. At June 30, 2006, the total carrying value of our equity instruments and equity method investments was $58.4 million.

Foreign Currency Risk

International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at June 30, 2006, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $1.4 billion.

Transaction Exposure:

As of June 30, 2006, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $134.0 million. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations.

Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our condensed consolidated statement of income.

Translation Exposure:

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2006, was a net translation gain of approximately $282.4 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of income.

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (FAS 52). The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three and six months ended June 30, 2006, the realized gains and losses related to these hedges were not significant.

Economic Exposure:

We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the three months ended June 30, 2006. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the forward contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and accumulated other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the three and six months ended June 30, 2005 and 2006, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment and the loss, net of gains, recorded to accumulated other comprehensive income as of June 30, 2006 were $67.7 million and $2.9 million, respectively.

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

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Following a trial, in May 2003 the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.

In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. The decision was stayed pending U.S. Supreme Court review of the injunction issue. In May 2006, the U.S. Supreme Court reversed the Court of Appeals’ decision on whether an injunction should have been issued and remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. In March 2006, the Patent and Trademark Office affirmed its earlier ruling rejecting the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation.

Nonetheless, if the district court were to issue an injunction on remand, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

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

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, expenses, and fees. This case is at a very early stage and we have not received a schedule from the court, or filed any responsive pleadings. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	the volume, size, timing, and completion rate of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to integrate, manage, and profitably expand our newly-acquired Skype business;

•	our ability to successfully integrate and manage other recent and prospective acquisitions;

•	regulatory actions imposing obligations on our businesses (including Skype) or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our consumer protection programs;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	the costs and results of litigation that involves us;

•	our ability to increase the acceptance of PayPal by online merchants outside of the eBay marketplaces;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner;

•	our ability to manage PayPal’s transaction loss and credit card chargeback rates and payment funding mix;

•	the success of our geographic and product expansions;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.

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

We may not maintain our level of profitability or rates of growth.

We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active on our websites, and increase the activity levels of our active users;

•	react to changes in consumer use of the Internet and develop new sources of monetization for some of our services;

•	manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, transaction and chargeback rates, consumer protection programs, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading, communication, and payment experiences.

We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have declined over time and may continue to do so as the existing base of users and transactions becomes larger. Because a large percentage of PayPal transactions originate on the eBay platform, any decline in growth rates in major eBay Marketplace markets would also have an adverse effect on PayPal’s growth rate. The expected future growth of our PayPal, Skype and Shopping.com businesses may also cause downward pressure on our profit margin because those businesses have lower gross margins than our eBay trading platforms.

There are many risks associated with our international operations.

Our international expansion has been rapid and we have only limited experience in many of the countries in which we now do business. Our international business, especially in Germany, the U.K., and South Korea, has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 46% and 47%, respectively, of our net revenues in 2005 and the first six months of 2006. Expansion into international markets requires management attention and resources and requires us to localize our service to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies who understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, Skype, and Shopping.com, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of Internet services, telecommunications, auctioneering, professional selling, distance selling, communications, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to special taxes, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, and communications infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent consumer protection, data protection, and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable, repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under “We are exposed to fluctuations in currency exchange rates,” below.

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

We maintain a portion of Shopping.com’s research and development facilities and personnel in Israel, and as a result, political, economic and military conditions in Israel affect those operations. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring states could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of Shopping.com’s employees in Israel could be required to serve in the military for extended periods of time under emergency circumstances. Recent hostilities in Israel and Lebanon have resulted in the call up of some Israeli reserve units; Shopping.com personnel could be among those required to serve. Shopping.com’s Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect its business.

We are exposed to fluctuations in currency exchange rates.

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. Net revenues were negatively impacted by foreign currency translation of approximately $0.6 million and $50.8 million in the second quarter and first six months of 2006 as compared to the same periods of the prior year. Operating income was negatively impacted by foreign currency translation of approximately $3.1 million and $28.2 million in the second quarter and first six months of 2006, respectively, as compared to the same periods of the prior year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

Skype depends on key technology that is licensed from third parties.

Skype licenses technology underlying certain components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the audio and video compression/decompression used to provide high sound and video quality. All of these technologies are key to the software Skype provides. In addition, various other technologies used by Skype are licensed from third parties. Although Skype has contracts in place with its third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in delays, a decrease in service quality, or a complete failure of Skype’s product until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or to license or develop alternative technologies would harm Skype’s business.

Acquisitions could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a number of businesses in the past, and we expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require an increased focus on active marketing efforts across all of our brands, including PayPal. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. During 2004 and 2005, we significantly increased the number of brands we are supporting, adding Rent.com, Shopping.com, Kijiji, and Skype, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we do attract new users to our services, they may not conduct transactions using our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

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

Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.

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

PayPal offers a buyer protection program that refunds to buyers up to $1,000 in certain eBay transactions if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. If PayPal makes such a refund, it seeks to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate. For the year ended December 31, 2005 and the first six months of 2006, PayPal’s transaction loss totaled $73.8 million and $49.9 million, representing 0.27% and 0.28% of PayPal’s total payment volume, respectively.

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

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal. PayPal has received inquiries regarding its disclosure practices with regard to funding mechanisms from the attorneys general of a number of states, and in March 2005, a complaint seeking class action status was filed alleging, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism is deceptive. While we believe PayPal’s disclosure is legal and accurate, any required change to our disclosure practices could result in increased use of credit card funding, damaging PayPal’s business.

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

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.6 million transactions per day during the first six months of 2006, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

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

The current regulatory environment for VoIP is unclear and rapidly changing. Skype’s voice communications products are currently subject to very few, if any, of the same regulations that apply to traditional telephony and to VoIP-based telephone replacement services. VoIP companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. Governments may impose new or increased fees, taxes, and administrative burdens on VoIP companies. Increased fees could include interconnection fees and access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund in the United States and elsewhere, and other charges. New laws and regulations may require Skype to meet various emergency service requirements, disability access requirements, consumer protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of the VoIP telephony and Internet communications market heighten the risk that governments will seek to regulate VoIP and Internet communications. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures are considering legislation to impose their own requirements and taxes on VoIP. Increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.

Regulatory agencies may require Skype to conform to rules that are unsuitable for its communications technologies, that are difficult or impossible to comply with due to the nature of IP routing, or that are unnecessary or unreasonable in light of the manner in which Skype’s products are offered to customers. For example, while suitable alternatives may be developed in the future, the current IP network does not enable Skype to identify the geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to-computer communications, either of which may make complying with future regulatory requirements, such as emergency service requirements, difficult or impossible. If Skype were subject to regulations that are costly or impossible for it to comply with given its technology, its business would be adversely affected.

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

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce have begun to be interpreted by the courts and implemented by the EU Member States, but their applicability and scope remain somewhat uncertain. As our activities and the types of goods listed on our website expand, regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items, such as real estate, event tickets, cultural goods, boats, and automobiles.

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

Our operations in the People’s Republic of China, or PRC, are conducted through our EachNet subsidiary and through a PayPal subsidiary. EachNet and PayPal are Delaware corporations and foreign persons under the laws of the PRC are subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet and PayPal, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the eBay EachNet website is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. The PayPal China website is operated through a foreign-owned enterprise owned by PayPal’s International headquarters entity, which acts in cooperation with a local PRC company owned by certain local employees. We believe EachNet’s and PayPal’s current ownership structures comply with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. The People’s Bank of China, or PBOC, has recently proposed guidelines for payment settlement organizations which, may require PayPal to act in cooperation with a different local PRC entity and obtain approval from the PBOC. There are also uncertainties regarding EachNet’s and PayPal’s ability to enforce contractual relationships they have entered into with respect to management and control of the company’s business. If EachNet or PayPal were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely. In addition, any finding of a violation by EachNet or PayPal of PRC laws or regulations could make it more difficult for us to launch new or expanded services in the PRC.

Although Skype does not conduct operations in the PRC directly, it makes its software available through a joint venture and its software is used by residents of the PRC. PRC regulations surrounding VoIP telephony are unclear and the PRC or one or more of its provinces may adopt regulations or enforce exiting regulations that restrict or prohibit the use of Skype’s software.

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

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In October 2002, the court granted in part our summary judgment motion, effectively invalidating the patent related to online auction technology and rendering it unenforceable. This ruling left only two patents in the case. Following a trial, in May 2003 the jury returned a verdict finding that eBay had willfully infringed one and Half.com had willfully infringed both of the patents in the suit, awarding $35 million in compensatory damages. Both parties filed post-trial motions, and in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest in an amount to be determined, while denying MercExchange’s request for an injunction and attorneys’ fees. We appealed the verdict and judgment in favor of MercExchange and MercExchange filed a cross-appeal of the granting in part of our summary judgment motion and the denial of its request for an injunction and attorneys’ fees.

In March 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling in the appeal of the MercExchange patent litigation suit which, among other things (1) invalidated all claims asserted against eBay and Half.com arising out of the multiple database search patent and reduced the verdict amount by $4.5 million; (2) upheld the electronic consignment system patent; (3) affirmed the district court’s refusal to award attorneys’ fees or enhanced damages against us; (4) reversed the district court’s order granting summary judgment in our favor regarding the auction patent; and (5) reversed the district court’s refusal to grant an injunction and remanded that issue to the district court for further proceedings. The decision was stayed pending U.S. Supreme Court review of the injunction issue. In May 2006, the U.S. Supreme Court reversed the Court of Appeals’ decision on whether an injunction should have been issued and remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In January 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to online auctions; in March 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to electronic consignment systems; and in May 2005, the Patent and Trademark Office issued an initial ruling rejecting all of the claims contained in the patent that related to multiple database searching. In March 2006, the Patent and Trademark Office affirmed its earlier ruling rejecting the claims contained in the patent that related to electronic consignment systems. Even if successful, our litigation of these matters will continue to be costly. In addition, as a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the district court were to issue an injunction on remand, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

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

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, expenses, and fees. This case is at a very early stage and we have not received a schedule from the court, or filed any responsive pleadings. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. and Robespierre, Inc. (doing business as Nanette Lepore) in the U.S., Rolex S.A. in Germany, and a number of other owners of intellectual property rights. In both the Tiffany and Nanette Lepore cases, the plaintiffs seek to hold eBay liable for counterfeit items listed on our sites by third parties. Tiffany seeks, among other things, an injunction that would require eBay to prevent sellers from listing 5 or more Tiffany items, as well as damages. Nanette Lepore seeks, among other things, to require eBay to block all listings offering Nanette Lepore items, as well as damages. We anticipate that a trial in the Tiffany case will be scheduled for late 2006 or early 2007. Recently, eBay successfully prevented Nanette Lepore from obtaining a preliminary injunction. In the ruling, the court found that eBay’s process for addressing the listing of counterfeit items by third parties on its site was both reasonable and adequate. Nanette Lepore has appealed the ruling. While we have been largely successful to date in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in our defense. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business. Litigation and negative publicity may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

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

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer and many other members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants have declined, may make it more difficult to retain and motivate employees.

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

A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds sites such as Oodle.com, Google Base, and Microsoft Live Expo. In 2005, we acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google’s Froogle, In-Store.com, MySimon.com, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our ‘Clothing & Accessories’ category include Abercrombie & Fitch, AE.com, Bloomingdale’s, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, DSW, Eddie Bauer, eBags, eLuxury, The Gap, J. Crew, Kohl’s, Land’s End, Lane Bryant, The Limited, LL Bean, Macy’s, The Men’s Wearhouse, Neiman-Marcus, Nordstrom, Old Navy, Overstock.com, Payless, Ross, Saks Fifth Avenue, Shoes.com, Urban Outfitters, Victoria’s Secret, Yoox.com, and Zappos.com. In addition, many competitors have been successful at establishing online marketplaces that cater to a particular retail category, such as vehicles, tickets, or sporting goods.

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

In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. PayPal has implemented a similar buyer protection program covering losses from selected eBay sellers up to $1,000, with no deductible. Depending on the amount and size of claims we receive under these programs, these product offerings could harm our profitability. Similarly, we recently announced pricing and product changes related to our store inventory format that may reduce the revenue and profits of that format. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

PayPal

The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including Cardservice International, Chase Paymentech, First Data, iPayment and Wells Fargo; and payment gateways, including CyberSource and Authorize.net;

•	money remitters such as MoneyGram and Western Union, a subsidiary of First Data;

•	bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, PayByTouch and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and Next Estate; and

•	Google Checkout, which enables the online payment of merchants using credit cards.

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

Skype

The market for Skype’s products is also emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP products or services that compete with the software Skype provides. In addition, many Internet companies, including AOL, Google, Microsoft, and Yahoo! offer, or have indicated that they plan to offer in the near future, products that are similar to Skype’s. We expect competitors to continue to improve the performance of their current products and introduce new products, software, services, and technologies. If Skype’s competitors successfully introduce new products or enhance their existing products, this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete. For example, Skype’s competitors may integrate more traditional methods of online communication that do not involve VoIP technology, such as instant messaging, with content and functionality that Skype does not have, or that is superior to Skype’s, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company. In addition, some of Skype’s competitors, such as telecommunications carriers and cable television providers, may be able to bundle services and products that Skype does not offer. These could include various forms of wireless communications, voice and data services, Internet access, and cable television. This form of bundling would put Skype at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. Furthermore, competitors may choose to make their services interoperable with one another, rather than proprietary, which could increase the attractiveness of their services relative to Skype and decrease the value of Skype’s network of users.

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

On April 10, 2006, eBay issued 699,541 shares of its common stock pursuant to a Share Purchase Agreement, dated as of April 10, 2006, by and among eBay, Sonorit Holding AS, or Sonorit, certain former shareholders of Sonorit, and Aril Resen, as representative of such shareholders, and Share Purchase Agreements, dated as of April 10, 2006, by and among eBay, Sonorit and the other former shareholders of Sonorit. Such shares were issued in exchange for all of the outstanding shares of Sonorit. The shares were issued in reliance upon the exemptions from the registration requirements under the Securities Act of 1933, as amended, pursuant to Regulation D and Regulation S thereunder. The shares were subsequently registered for public resale on a Form S-3ASR filed with the SEC on April 12, 2006.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

eBay held its Annual Meeting of Stockholders on June 13, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter. The four directors proposed by eBay for re-election were elected to new, three-year terms by the following vote:

Director Name	Shares Voted For	Shares Withheld

William C. Ford, Jr.	1,200,255,225	61,141,164
Dawn G. Lepore	1,248,960,585	12,435,804
Pierre M. Omidyar	1,235,559,541	25,836,848
Richard T. Schlosberg, III	1,248,637,158	12,759,232

In addition to the four directors re-elected at the meeting, seven other directors continued in office following the meeting: Fred D. Anderson, Edward W. Barnholt, Philippe Bourguignon, Scott D. Cook, Robert C. Kagle, Thomas J. Tierney, and Margaret C. Whitman.

The stockholders approved an amendment to our 2001 Equity Incentive Plan to increase by 30,000,000 the number of shares of common stock that may be issued under our 2001 Equity Incentive Plan: shares voted for: 853,657,502; shares voted against: 249,022,885; shares abstaining: 6,392,115; and broker non-votes: 152,323,887.

The stockholders approved the appointment of PricewaterhouseCoopers, LLP, as our independent registered accounting firm: shares voted for: 1,233,953,571; shares voted against: 21,366,694; and shares abstaining: 6,076,123.

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

During the quarter ended June 30, 2006, our Audit Committee approved the non-audit engagement of PwC to perform due diligence services related to certain potential acquisitions.

Item 6:	Exhibits

Exhibit 10.01	2001 Equity Incentive Plan, as amended.+
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.

By:	/s/ Margaret C. Whitman
Margaret C. Whitman
President and Chief Executive Officer

Date: July 26, 2006

Principal Financial Officer:

By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: July 26, 2006

Principal Accounting Officer:

By:	/s/ Douglas Jeffries
Douglas Jeffries
Vice President, Chief Accounting Officer

Date: July 26, 2006

INDEX TO EXHIBITS

Exhibit 10.01	2001 Equity Incentive Plan, as amended.+
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.