Form 10-Q
period 2006-09-30
EBAY INC
filed 2006-10-30
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 20, 2006, there were 1,394,107,971 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2005	2006

	(In thousands, except par value
	amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,313,580	$2,482,257
Short-term investments	774,650	741,655
Accounts receivable, net	322,788	366,631
Funds receivable from customers	255,282	307,154
Restricted cash and investments	29,702	33,078
Other current assets	487,235	843,908

Total current assets	3,183,237	4,774,683
Long-term investments	825,667	538,875
Property and equipment, net	801,602	999,214
Goodwill	6,120,079	6,407,973
Intangible assets, net	823,280	719,302
Other assets	35,121	23,071

Total assets	$11,788,986	$13,463,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,692	$122,287
Funds payable and amounts due to customers	586,651	973,541
Accrued expenses and other current liabilities	578,557	620,078
Deferred revenue and customer advances	81,940	117,791
Income taxes payable	182,095	386,988

Total current liabilities	1,484,935	2,220,685
Deferred tax liabilities, net	215,682	102,122
Other liabilities	40,388	37,444

Total liabilities	1,741,005	2,360,251

Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,404,183 and 1,393,764 shares outstanding	1,412	1,426
Additional paid-in capital	7,272,742	7,811,005
Unearned stock-based compensation	(45,540)	—
Treasury stock at cost; 7,531 and 31,511 shares	(274)	(666,815)
Retained earnings	2,716,511	3,495,683
Accumulated other comprehensive income	103,130	461,568

Total stockholders’ equity	10,047,981	11,102,867

Total liabilities and stockholders’ equity	$11,788,986	$13,463,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2006	2005	2006

	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$1,105,515	$1,448,637	$3,223,542	$4,249,840
Cost of net revenues(1)	200,375	315,717	578,584	886,764

Gross profit	905,140	1,132,920	2,644,958	3,363,076

Operating expenses(1):
Sales and marketing	293,746	394,820	852,239	1,193,382
Product development	78,881	120,405	224,309	363,447
General and administrative	146,578	227,188	419,598	667,785
Amortization of acquired intangible assets	29,199	51,474	77,516	165,391

Total operating expenses	548,404	793,887	1,573,662	2,390,005

Income from operations	356,736	339,033	1,071,296	973,071
Interest and other income, net	30,657	41,231	85,585	92,621
Interest expense	(431)	(553)	(2,556)	(2,229)

Income before income taxes and minority interests	386,962	379,711	1,154,325	1,063,463
Provision for income taxes	(131,989)	(98,814)	(351,455)	(284,288)
Minority interests	(2)	(1)	(48)	(3)

Net income	$254,971	$280,896	$802,822	$779,172

Net income per share:
Basic	$0.19	$0.20	$0.59	$0.55

Diluted	$0.18	$0.20	$0.58	$0.54

Weighted average shares:
Basic	1,357,239	1,406,382	1,350,836	1,405,837

Diluted	1,387,038	1,426,112	1,383,024	1,433,247

(1)	Includes stock-based compensation as follows (2006 increases are due primarily to the adoption of FAS 123(R)):

Cost of net revenues	$201	$8,001	$279	$25,108
Sales and marketing	$396	$23,149	$396	$74,933
Product development	$1,224	$19,010	$825	$62,702
General and administrative	$3,504	$23,359	$7,471	$80,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2006	2005	2006

	(In thousands)
	(Unaudited)
Net income	$254,971	$280,896	$802,822	$779,172

Other comprehensive income (loss):
Foreign currency translation	(13,934)	72,159	(96,181)	354,540
Unrealized gains (losses) on investments, net	(20)	2,153	(292)	7,162
Unrealized gains (losses) on cash flow hedges, net	(2,319)	2,213	2,824	(698)
Estimated tax provision on above items	937	(1,654)	(1,044)	(2,566)

Net change in accumulated other comprehensive income (loss)	(15,336)	74,871	(94,693)	358,438

Comprehensive income	$239,635	$355,767	$708,129	$1,137,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2006

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$802,822	$779,172
Adjustments:
Provision for doubtful accounts and authorized credits	65,653	74,193
Provision for transaction losses	46,956	81,696
Depreciation and amortization	256,867	400,936
Stock-based compensation related to stock options and employee stock purchases	8,971	242,745
Tax benefit on the exercise of stock options	172,164	108,790
Excess tax benefits from stock-based compensation	—	(77,263)
Minority interests	—	3
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(83,235)	(117,031)
Funds receivable from customers	(84,692)	(54,372)
Other current assets	(23,667)	(339,278)
Other non-current assets	(6,564)	10,869
Accounts payable	(5,238)	63,901
Funds payable and amounts due to customers	192,877	387,466
Accrued expenses and other liabilities	(3,276)	(50,233)
Deferred revenue and customer advances	(4,394)	36,664
Income taxes payable	18,586	205,029
Deferred tax liabilities, net	129,824	(131,457)

Net cash provided by operating activities	1,483,654	1,621,830

Cash flows from investing activities:
Purchases of property and equipment, net	(240,534)	(418,875)
Proceeds from sale of corporate aircraft	28,290	—
Purchases of investments	(849,851)	(547,413)
Maturities and sales of investments	1,335,128	882,279
Acquisitions, net of cash acquired	(1,118,744)	(45,505)
Other	(2,575)	(8,796)

Net cash used in investing activities	(848,286)	(138,310)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	384,384	209,075
Repurchases of common stock	—	(666,541)
Excess tax benefits from stock-based compensation	—	77,263
Payment of headquarters lease facility obligation	(126,390)	—
Principal payments on long-term obligations	(1,849)	—

Net cash provided by (used in) financing activities	256,145	(380,203)

Effect of exchange rate changes on cash and cash equivalents	(40,960)	65,360

Net increase in cash and cash equivalents	850,553	1,168,677
Cash and cash equivalents at beginning of period	1,330,045	1,313,580

Cash and cash equivalents at end of period	$2,180,598	$2,482,257

Supplemental cash flow disclosures:
Cash paid for income taxes	$33,032	$107,368
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$43,232	$—
Common stock issued for acquisition	$—	$15,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies

The Company
      eBay Inc. (eBay) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay, together with its subsidiaries, pioneers new communities around the world, built on commerce, sustained by trust, and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites. eBay provides online marketplaces for the sale of goods and services, online payment services and online communication offerings to a diverse community of individuals and businesses.
      eBay currently has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment provides the infrastructure to enable online commerce in a variety of formats, including our traditional auction platform, along with our other online platforms, such as Rent.com, Shopping.com, Kijiji, mobile.de, and Marktplaats.nl. The Payments segment, which consists of our PayPal, Inc. (PayPal) business, enables individuals and businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies S.A. (Skype) business, enables Voice over Internet Protocol (VoIP) calls between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.
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
      The condensed consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments while our share of the investees’ results of operations is included in interest and other income, net. For the three and nine months ended September 30, 2005 and 2006, the equity method income recorded in interest and other income, net was not material to our operating results. Investments in entities in which we hold less than a 20% ownership interest and do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2005 and September 30, 2006. These statements also show our condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2005 and 2006 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2005 and 2006. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by U.S. generally accepted accounting principles for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2006. The condensed consolidated statements of income, comprehensive income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.
      Certain prior period balances have been reclassified to conform to the current period presentation.

Stock-based compensation
      On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair value. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”
      We adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 7 “Stock-based Plans” for further details.
      Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of income during the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Recent Accounting Pronouncements
      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1,

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of SAB 108 will materially impact our consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of FAS 157 beginning with our first quarter ending March 31, 2007. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We will be required to adopt the provisions of FAS 158 in our annual financial statements for fiscal year 2007. We do not believe that the adoption of the provisions of FAS 158 will materially impact our consolidated financial statements.
Note 2 — Net Income Per Share
      Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options, restricted stock units and nonvested stock is reflected in diluted earnings per share by application of the treasury stock method, which in 2006 includes consideration of stock-based compensation required by

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FAS 123(R). The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2006	2005	2006

Numerator:
Net income	$254,971	$280,896	$802,822	$779,172

Denominator:
Weighted average common shares	1,357,279	1,410,647	1,350,876	1,409,848
Weighted average nonvested common stock subject to forfeiture/repurchase	(40)	(4,265)	(40)	(4,011)

Denominator for basic calculation	1,357,239	1,406,382	1,350,836	1,405,837
Weighted average effect of dilutive securities:
Weighted average nonvested common stock subject to forfeiture/repurchase	40	4,265	40	4,011
Employee stock options	29,759	15,465	32,148	23,399

Denominator for diluted calculation	1,387,038	1,426,112	1,383,024	1,433,247

Net income per share:
Basic	$0.19	$0.20	$0.59	$0.55

Diluted	$0.18	$0.20	$0.58	$0.54

      The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended September 30, 2005 and 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of our common stock for these periods, amounted to approximately 29.6 million and 90.4 million shares, respectively. For the nine months ended September 30, 2005 and 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of our common stock for these periods, amounted to approximately 26.0 million and 69.1 million shares, respectively.
Note 3 — Business Combinations, Goodwill and Intangible Assets

Acquisition of Tradera.com
      On April 24, 2006, we acquired all of the outstanding equity securities of Tradera.com, an online auction-style marketplace in Sweden, for a total purchase price of approximately $52.3 million, including approximately $0.6 million in estimated acquisition- related expenses. We anticipate that this acquisition will allow us to expand our online auction-style marketplace in Sweden. We accounted for the acquisition as a taxable purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our preliminary allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$2,949
Developed technology	600
Trade name	1,000
User base	4,600
Goodwill	43,120

Total purchase price	$52,269

      The estimated useful economic lives of the identifiable intangible assets acquired in the acquisition are four years for user base and one year for developed technology and trade name. The final purchase price allocation will depend upon the completion of our integration plan, which is expected to occur in the second quarter of 2007.
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

Goodwill
      The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended September 30, 2006 (in thousands):

	December 31,	Goodwill		September 30,
	2005	Acquired	Adjustments	2006

Reportable segments:
Marketplaces	$2,486,870	$43,120	$81,223	$2,611,213
Payments	1,348,385	—	155	1,348,540
Communications	2,312,184	—	163,396	2,475,580

	$6,147,439	$43,120	$244,774	$6,435,333

      Adjustments to goodwill during the nine months ended September 30, 2006, resulted primarily from foreign currency translation adjustments.
      Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2005 and September 30, 2006, the goodwill related to our equity investments included above totaled approximately $27.4 million.
      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We conducted our annual impairment test as of August 31, 2006 and determined there was no impairment. There were no events or circumstances from that date through September 30, 2006 indicating that a further assessment was necessary.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
      The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2005				September 30, 2006

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life

				(Years)				(Years)
Intangible assets:
Customer lists and user base	$526,657	$(145,397)	$381,260	6	$541,262	$(217,484)	$323,778	6
Trademarks and trade names	443,565	(75,571)	367,994	5	467,007	(145,467)	321,540	5
Developed technologies	101,971	(45,882)	56,089	4	102,524	(59,085)	43,439	4
All other	36,450	(14,761)	21,689	4	56,167	(22,834)	33,333	4

	$1,108,643	$(281,611)	$827,032		$1,166,960	$(444,870)	$722,090

      All of our acquired identifiable intangible assets are subject to amortization. As of December 31, 2005 and September 30, 2006, the net carrying amount of intangible assets related to our equity investments included above totaled approximately $3.8 million and $2.8 million, respectively. Aggregate amortization expense for intangible assets totaled $30.6 million and $52.6 million for the three months ended September 30, 2005 and 2006, respectively. Aggregate amortization expense for intangible assets totaled $81.9 million and $169.3 million for the nine months ended September 30, 2005 and 2006, respectively. Included in amortization of intangibles for the nine months ended September 30, 2006 is a charge of $10.9 million for in-process research and development related to an asset purchase completed during the period.
      As of September 30, 2006, expected future intangible asset amortization was as follows (in thousands):

Fiscal Years:
2006 (remaining three months)	$48,927
2007	199,110
2008	190,766
2009	169,630
2010	95,043
Thereafter	18,614

$722,090

Note 4 — Segments
      Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (CODM) to evaluate segment performance and the availability of separate financial information. We currently have three operating segments: Marketplaces, Payments and Communications. In prior periods, U.S. and International Marketplaces were separate operating segments. During the third quarter of 2006, the U.S. and International Marketplaces operating segments were considered components of one global Marketplaces operating segment based upon developments in our business and changes in the manner in which our CODM evaluates the performance of our Marketplaces segment and determines the allocation of resources among segments. Prior

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods have been reclassified to reflect the manner in which our Marketplaces operations are currently managed as one segment by our CODM.
      The Marketplaces segment includes our global online marketplaces and e-commerce platforms. The Payments segment includes our global payments platform, consisting of our PayPal subsidiary. The Communications segment includes the VoIP offerings provided by our Skype subsidiary. Results from our Communications segment reflect Skype operations since October 14, 2005, the date we acquired Skype.
      Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Segment managers do not have discretionary control over expenses such as our corporate center costs (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of acquired intangible assets and stock-based compensation expenses, as they are not evaluated in the measurement of segment performance. Prior period amounts have been reclassified to reflect changes in the current management of site operations cost, product development, billing operations, and certain technology and facilities expenses as direct costs.
      The following table summarizes our financial performance (in thousands):

	Three Months Ended September 30,

	2005

	Marketplaces	Payments	Consolidated

Net revenues from external customers	$858,417	$247,098	$1,105,515
Direct costs	501,966	180,167	682,133

Direct contribution	356,451	66,931	423,382

Operating expenses and indirect costs of net revenues			66,646

Income from operations			356,736
Interest and other income, net			30,657
Interest expense			(431)

Income before income taxes and minority interests			$386,962

	Nine Months Ended September 30,

	2005

	Marketplaces	Payments	Consolidated

Net revenues from external customers	$2,499,461	$724,081	$3,223,542
Direct costs	1,431,963	500,209	1,932,172

Direct contribution	1,067,498	223,872	1,291,370

Operating expenses and indirect costs of net revenues			220,074

Income from operations			1,071,296
Interest and other income, net			85,585
Interest expense			(2,556)

Income before income taxes and minority interests			$1,154,325

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,

	2006

	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,049,039	$349,577	$50,021	$1,448,637
Direct costs	616,470	274,788	59,688	950,946

Direct contribution	$432,569	$74,789	$(9,667)	497,691

Operating expenses and indirect costs of net revenues				158,658

Income from operations				339,033
Interest and other income, net				41,231
Interest expense				(553)

Income before income taxes and minority interests				$379,711

	Nine Months Ended September 30,

	2006

	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$3,096,767	$1,023,734	$129,339	$4,249,840
Direct costs	1,808,182	774,530	155,311	2,738,023

Direct contribution	$1,288,585	$249,204	$(25,972)	1,511,817

Operating expenses and indirect costs of net revenues				538,746

Income from operations				973,071
Interest and other income, net				92,621
Interest expense				(2,229)

Income before income taxes and minority interests				$1,063,463

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Balance Sheet Components
      At December 31, 2005 and September 30, 2006, short and long-term investments were classified as available-for-sale securities, except for restricted cash and investments, and were reported at fair value as follows (in thousands):

	December 31, 2005

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$29,670	$32	$—	$29,702
Corporate debt securities	362,438	4	(2,679)	359,763
Government and agency securities	371,537	—	(3,198)	368,339
Time deposits and other	46,548	—	—	46,548

	$810,193	$36	$(5,877)	$804,352

Long-term investments:
Restricted cash and investments	$1,065	$—	$—	$1,065
Corporate debt securities	665,418	115	(1,921)	663,612
Government and agency securities	110,450	—	(1,409)	109,041
Equity instruments and equity method investments	51,949	—	—	51,949

	$828,882	$115	$(3,330)	$825,667

	September 30, 2006

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash and investments	$33,030	$48	$—	$33,078
Corporate debt securities	592,303	93	(1,407)	590,989
Government and agency securities	151,414	—	(748)	150,666

	$776,747	$141	$(2,155)	$774,733

Long-term investments:
Restricted cash and investments	$2,036	$—	$—	$2,036
Corporate debt securities	473,371	356	(24)	473,703
Government and agency securities	500	—	(10)	490
Equity instruments and equity method investments	62,646	—	—	62,646

	$538,553	$356	$(34)	$538,875

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Assets

	December 31,	September 30,
	2005	2006

	(In thousands)
Customer accounts	$324,595	$654,495
Prepaid expenses	44,610	48,639
Deferred tax asset, net	59,274	78,748
Other	58,756	62,026

	$487,235	$843,908

      Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal’s customers. Customer balances held as direct claims against PayPal are included on our condensed consolidated balance sheet as customer accounts with an offsetting current liability in funds payable and amounts due to customers. The customer accounts can be invested only in specified types of liquid assets. Customer accounts reflected on our condensed consolidated balance sheet as of September 30, 2006 increased by approximately $180 million from December 31, 2005, primarily due to the establishment of our PayPal Asia Pacific headquarters, causing certain customers’ relationships to be transferred to jurisdictions where we have direct non-custodial customer relationships. All customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These off-balance sheet funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in PayPal’s Money Market Fund totaling approximately $1.2 billion and $1.4 billion as of December 31, 2005 and September 30, 2006, respectively.
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
      In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges we have violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 35 million in damages. The first hearing is scheduled for December 4, 2006. In or about September 2006

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network plaintiffs’ have set up in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. The first hearing on this suit is scheduled for December 18, 2006. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.
      In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents related to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In separate rulings in 2005, the Patent and Trademark Office issued initial rulings rejecting all of the claims contained in the three patents in suit. In March 2006, the Patent and Trademark Office affirmed its earlier ruling rejecting the claims contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We have requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. We expect that the district court will rule on those requests in the fourth quarter of 2006. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement of the consignment patent. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the district court were to issue an injunction, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In March 2005, eBay, PayPal, and an eBay seller were sued in the Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint sought injunctive relief, compensatory damages, and punitive damages. In September 2006, the parties finalized a preliminary settlement agreement. The agreement must be approved by the district court in order for it to become final. The estimated settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
      In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point internet protocol. The suit seeks an injunction against continuing

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and not infringed. We expect to receive the court’s scheduling order shortly. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In August 2006, Peer Communications Corporation filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 6-06CV-370) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed two patents owned by Peer Communications relating to uniform network access. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. We have not yet received a schedule from the court or filed any responsive pleadings. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In September 2006, Mangosoft Intellectual Property, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2-06CV-390) alleging that eBay Inc., Skype Technologies S.A., and Skype Software S.a.r.l. infringed a patent owned by Mangosoft relating to dynamic directory services. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. We have only recently been served with the complaint, and accordingly, have not filed an answer or response. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes in addition to those discussed above, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark law will be filed against us, primarily in Europe. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
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

Indemnification Provisions
      In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.
Note 7 — Stock-based Plans

Employee Stock Purchase Plan
      We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the nine months ended September 30, 2006, employees purchased approximately 790,000 shares at an average price of $27.62 per share. During the same period in 2005, employees purchased approximately 696,000 shares at an average price of $24.93 per share. At September 30, 2006, approximately 6.4 million shares were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Deferred Stock Unit Plan
      We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, the vested deferred stock units will be issued as shares (or cash) and all rights to the unvested deferred stock units will terminate. In addition, directors may elect to receive, in lieu of an annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount of these fees. Deferred stock units are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of September 30, 2006, 33,951 units have been awarded under this plan.

Other Equity Incentive Plans
      We have equity incentive plans for directors, officers, employees and non-employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, and generally expire 7 to 10 years from the date of grant. At September 30, 2006, 614.8 million shares were authorized under our equity incentive plans. Shares of nonvested stock and restricted stock units issued under these plans are subject to forfeiture, lapsing over the vesting period, which is typically three to five years. At September 30, 2006, 96.0 million shares were available for future grant under our equity incentive plans.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine-month period ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three- and nine-month period ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. Our results of operations include stock-based compensation for the three- and nine-month period ended September 30, 2006 as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Cost of net revenues	$8,001	$25,108
Sales and marketing	23,149	74,933
Product development	19,010	62,702
General and administrative	23,359	80,002

	$73,519	$242,745

      Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our statements of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting FAS 123(R), $77.3 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the nine-month periods ended September 30, 2005 and 2006, was $384.4 million and $209.1 million, respectively. The total income tax benefit recognized in the income statement for stock-based compensation costs was $22.6 million and $73.1 million for the three- and nine-month period ended September 30, 2006, respectively. No income tax benefit was recognized during 2005. Total stock-based compensation costs included in capitalized development costs was $2.3 million and $6.8 million for the three- and nine-month period ended September 30, 2006, respectively. There were no stock-based compensation costs included in capitalized development costs during 2005.
      Prior to the adoption of FAS 123(R), the intrinsic value of Skype’s and Shopping.com’s unvested common stock options assumed in the acquisition were recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $45.5 million was reclassified to additional paid-in capital.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions
      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2006	2005	2006

Risk-free interest rates — stock options	4.0%	4.7% - 4.8%	3.6%	4.6% - 5.0%
Expected life — stock options	3 years	2.1 - 4.9 years	3 years	2.1 - 4.9 years
Dividend yield — stock options	0%	0%	0%	0%
Expected volatility — stock options	35%	38% - 39%	36%	34% - 39%
Weighted average volatility	—	38%	—	36%
      Our computation of expected volatility for the three and nine months ended September 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based Payment Award Activity
      The following table summarizes stock option activity under our equity incentive plans as of and for the nine months ended September 30, 2006 (in thousands, except per share amounts):

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value

			(In years)
Outstanding at January 1, 2006	129,109	$28.19
Granted and assumed	36,750	35.27
Exercised	(11,592)	16.15
Forfeited/expired/cancelled	(10,333)	37.11

Outanding at September 30, 2006	143,934	30.32	6.86	$588,835

Vested and expected to vest at September 30, 2006	134,295	$29.88	6.82	$583,581
Options exercisable at September 30, 2006	74,146	$25.21	6.38	$529,076
      The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 64.9 million options that were in-the-money at September 30, 2006. During the three months ended September 30, 2005 and 2006, the aggregate intrinsic value of options exercised under our equity incentive plans was $165.4 million and $25.6 million, respectively, determined as of the date of option exercise. During the nine months ended September 30, 2005

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2006, the aggregate intrinsic value of options exercised under our equity incentive plans was $476.3 million and $217.3 million, respectively, determined as of the date of option exercise. As of September 30, 2006, there was approximately $451.0 million of total unrecognized compensation cost related to stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of three years. The weighted average grant-date fair value of options granted in the three-month periods ended September 30, 2005 and 2006 was $12.16 and $7.75, respectively. The weighted average grant-date fair value of options granted in the nine-month periods ended September 30, 2005 and 2006 was $11.97 and $10.54, respectively.
      Nonvested shares and restricted stock units were awarded to employees under our equity incentive plans. In general, nonvested shares and restricted stock units vest over three to five years and are subject to the employees’ continuing service to the company. The cost of nonvested shares and restricted stock units is determined using the fair value of our common stock on the date of the grant. The compensation expense is recognized over the vesting period.
      A summary of the status of and changes in restricted stock units granted under our equity incentive plans as of and during the nine months ended September 30, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date Fair
	Shares	Value (per Share)

Oustanding at January 1, 2006	—	$—
Awarded	526	28.13
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2006	526	$28.13

Vested and expected to vest at September 30, 2006	391
      As of September 30, 2006, there was approximately $10.6 million of unrecognized compensation cost related to restricted stock units granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of two years.
      A summary of the status of and changes in nonvested shares granted under our equity incentive plans and assumed in acquisitions as of and during the nine months ended September 30, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date Fair
	Shares	Value (per Share)

Nonvested at January 1, 2006	40	$43.82
Granted	721	33.12
Vested	(70)	38.09

Nonvested at September 30, 2006	691	$39.71

      During the three months ended September 30, 2006, the fair value of awards vested under our stock plans was $1.6 million, determined as of the date of vesting. During the nine months ended September 30, 2006, the fair value of awards vested under our stock plans was $2.0 million, determined as of the date of vesting. There were no awards vesting in 2005. As of September 30, 2006, there was approximately $13.8 million of unrecognized compensation cost related to nonvested shares granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of two years.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma Information for Periods Prior to the Adoption of FAS 123R
      Prior to the adoption of FAS 123(R), we provided the disclosures required under FAS 123, as amended by FAS 148. Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three- and nine-month period ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our 1998 Employee Stock Purchase Plan was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred for the period prior to the adoption. Previously reported amounts have not been restated.
      The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$254,971	$802,822
Add: Amortization of stock-based compensation expense determined under the intrinsic value method (net of cancellations)	4,138	3,735
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	59,446	184,150

Pro forma net income	$199,663	$622,407

Earnings per share:
Basic — Reported	$0.19	$0.59
Pro forma	$0.15	$0.46
Diluted — Reported	$0.18	$0.58
Pro forma	$0.14	$0.45
Note 8 — Stock Repurchases
      In July 2006, eBay’s Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock within two years from the date of authorization. The stock repurchase program was announced on July 19, 2006. During the third quarter of 2006, we repurchased approximately 24.0 million shares at an average price of $27.80 per share. As of September 30, 2006, $1.3 billion remained available for further purchases under the program. The additional 7.5 million shares in treasury stock primarily represents the cumulative amount of stock repurchased from employees at the cost of issuance, which was usually nominal.
      These repurchased shares are recorded as treasury stock and are accounted for under the cost method.
      The stock repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the company’s working capital. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. The program is intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
      This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part II, as well as our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.
      You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and the audited financial statements and the notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2006.
Overview

About eBay
      Our purpose is to pioneer new communities around the world built on commerce, sustained by trust, and inspired by opportunity. We bring together millions of buyers and sellers every day on a local, national and international basis through an array of websites. We provide online marketplaces for the sale of goods and services, online payments services and online communication offerings to a diverse community of individuals and businesses. We currently have three primary businesses: Marketplaces, Payments and Communications. Our Marketplaces business provides the infrastructure to enable online commerce in a variety of formats, including the traditional auction platform, along with our other online platforms, such as Rent.com, Shopping.com, Kijiji, mobile.de, and Marktplaats.nl. Our Payments business, which consists of our PayPal business, enables individuals or businesses to securely, easily and quickly send and receive payments online. Our Communications business, which consists of our Skype business, enables Voice Over Internet Protocol, or VoIP, calls between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics
      Our Chief Operating Decision Maker (CODM) and members of our senior management team regularly review key operating metrics such as new users, new user accounts, active users, listings and gross merchandise volume on our Marketplaces platform, as well as total payment volume processed by our wholly owned PayPal subsidiary and number of users registered with our wholly owned Skype subsidiary. Our CODM and members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our Marketplaces, Payments, and Communications platforms and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of international expansion, customer support, product development, marketing and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Financial summary
      Consolidated net revenues for the three month period ended September 30, 2006 was $1.449 billion, representing a growth rate of 31% year over year, which was primarily due to continued Marketplaces and Payments growth and acquisitions made in the prior year, including Shopping.com and Skype. Net income for the three-month period ended September 30, 2006 was $280.9 million, or $0.20 earnings per diluted share, increasing 10% year over year. The increase was primarily due to higher net revenues and reductions in income tax partly offset by higher operating expenses.

Our expectations for growth
      We expect that our growth in net revenues in 2006 compared to 2005 will result primarily from increased net transaction revenues across our Marketplaces, Payments and Communications segments. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. Accordingly, we expect to continue our investments in the areas of international expansion for our Marketplaces, Payments and Communications businesses, as well as customer support, site operations, marketing and various corporate infrastructure areas. We believe these investments are necessary to support the long-term demands of our growing business and to build the infrastructure necessary to support long-term growth. In addition, to the extent that the U.S. dollar strengthens against foreign currencies, in particular the Euro, British pound and Korean won, the remeasurement of these foreign currency denominated transactions into U.S. dollars will negatively impact our consolidated net revenues and, to the extent that they are not hedged, our net income.
      The discussion of our consolidated financial results contained herein is intended to assist investors, analysts and other parties reading this report to better understand the key operating and financial measures summarized above as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Stock-based Compensation
      Beginning on January 1, 2006, we began accounting for stock-based compensation under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
      We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Seasonality
      The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except percentages)
2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%
2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	N/A
Current quarter vs prior quarter	5%	1%	3%
      We have historically experienced our strongest quarters of sequential growth in the first and fourth fiscal quarters. We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns, both online and offline, as our business matures. Our expectation is that Skype’s business will experience slower growth during holiday periods.
Results of Operations
      The following table sets forth, for the periods presented, certain data from our condensed consolidated statement of income as a percentage of net revenues. This information should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

	Three Months Ended

	September 30,	December 31,	March 31,	June 30,	September 30,
	2005	2005	2006	2006	2006

Net revenues	100.0%	100.0%	100.0%	100.0%	100%
Cost of net revenues(1)	18.1	18.0	20.0	20.7	21.8%

Gross profit	81.9	82.0	80.0	79.3	78.2%

Operating expenses(1)
Sales and marketing	26.6	28.5	28.8	28.2	27.3%
Product development	7.1	7.8	8.6	8.8	8.3%
General and administrative	13.3	13.9	15.7	15.8	15.7%
Amortization of acquired intangible assets	2.6	3.9	3.7	4.4	3.6%

Total operating expenses	49.6	54.1	56.8	57.2	54.8%

Income from operations	32.3	27.9	23.2	22.1	23.4%
Interest and other income, net	2.8	1.9	1.9	1.8	2.8%
Interest expense	(0.0)	(0.1)	(0.1)	(0.1)	(0.0)%

Income before income taxes and minority interests	35.0	29.7	25.0	23.8	26.2%
Provision for income taxes	(11.9)	(8.7)	(7.1)	(6.1)	(6.8)%
Minority interests	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)%

Net income	23.1%	21.0%	17.9%	17.7%	19.4%

(1)	Includes stock-based compensation as follows (2006 increases are due primarily to the adoption of FAS 123(R)):

Cost of net revenues	0.0%	0.1%	0.7%	0.5%	0.6%
Sales and marketing	0.1%	0.6%	1.8%	1.9%	1.6%
Product development	0.1%	0.4%	1.5%	1.6%	1.3%
General and administrative	0.3%	0.6%	2.0%	2.0%	1.6%

Total stock-based compensation	0.5%	1.7%	6.0%	6.1%	5.1%

Net Revenues Summary

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change	September 30, 2006

	(In thousands, except percent changes)
Net Revenues by Type:
Transaction net revenues Marketplaces	$836,820	22%	$1,017,274	$2,432,889	24%	$3,004,922
Payments	239,922	42%	340,032	704,236	42%	998,866
Communications	—	n/a	50,021	—	n/a	129,339

Total net transaction revenues	1,076,742	31%	1,407,327	3,137,125	32%	4,133,127
Advertising and other non- transaction net revenues	28,773	44%	41,310	86,417	35%	116,713

Total net revenues	$1,105,515	31%	$1,448,637	$3,223,542	32%	$4,249,840

Net Revenues by Segment:
Marketplaces	$858,417	22%	$1,049,039	$2,499,461	24%	$3,096,767
Payments	247,098	41%	349,577	724,081	41%	1,023,734
Communications	—	n/a	50,021	—	n/a	129,339

Total net revenues	$1,105,515	31%	$1,448,637	$3,223,542	32%	$4,249,840

Net Revenues by Geography:
U.S.	$608,428	26%	$763,864	$1,746,525	28%	$2,236,699
International	497,087	38%	684,773	1,477,017	36%	2,013,141

Total net revenues	$1,105,515	31%	$1,448,637	$3,223,542	32%	$4,249,840

      Our net revenues are derived primarily from listing, feature and final value fees paid by sellers on our Marketplaces platform, fees from payment processing services on our PayPal platform, as well as Skype revenues generated from VoIP offerings. Our net revenues have continued to grow each year, primarily as a result of increased auction and fixed-price transaction activity, reflected in the growth in the number of our confirmed registered users, user activity, listings, gross merchandise volume (GMV) on our Marketplaces platforms and payment transactions both on and off the Marketplaces platforms processed by PayPal. We believe these increases are largely the result of our promotional efforts and our emphasis on enhancing the online commerce experience of our user community, both domestically and internationally, through the introduction of new site features and functionality and expanded user protection programs.

      Net revenues by geography are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, Skype user internet protocol address, advertiser or end-to-end service provider is located.

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change	September 30, 2006

	(In millions, except percentages, unless otherwise indicated)
Marketplaces Segment(1):
Confirmed Registered Users(2)	168.1	26%	211.9	168.1	26%	211.9
Active Users(3)	68.0	17%	79.8	68.0	17%	79.8
Number of Non-Stores Listings(4)	407.0	20%	488.3	1,209.0	22%	1,469.6
Number of Stores Listings(4)	51.6	85%	95.4	121.5	135%	285.5
Gross Merchandise Volume(5)	$10,800	17%	$12,639	$32,286	18%	$38,039
eBay Stores(6) (in thousands)	336.0	71%	573.0	336.0	71%	573.0
Payments Segment:
Total accounts(7)	86.6	41%	122.5	86.6	41%	122.5
Active accounts(8)	24.5	26%	30.9	24.5	26%	30.9
Total number of payments(9)	117.4	25%	146.2	341.0	29%	438.7
Total payment volume(10)	$6,667	37%	$9,123	$19,371	38%	$26,748
Communications Segment:
Registered users(11)	—	N/A	135.9	—	N/A	135.9

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay’s trading platforms.

(3)	All users, excluding users of Half.com and Internet Auction, who bid on, bought, or listed an item within the previous 12-month period.

(4)	All listings on eBay’s trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay’s trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Total number of eBay Seller Stores worldwide, hosted on eBay’s trading platforms as of each respective period.

(7)	Cumulative total of all accounts opened, including users who made payments using PayPal but have not registered, excluding accounts that have been closed or locked and excluding payment gateway business accounts.

(8)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system during the last 90 days of the period.

(9)	Total number of payments initiated through the PayPal system during the quarter, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(10)	Total dollar volume of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.

(11)	Communications registered users represent the cumulative number of unique user accounts created on Skype.

      The Marketplaces segment includes our global marketplaces and e-commerce platforms. The Payments segment includes our global payments platform, consisting of our PayPal subsidiary. The Communications segment consists of our VoIP offerings from our Skype subsidiary subsequent to our acquisition of Skype in October 2005.
      Our net revenues result from fees associated with our transaction, referral fees, advertising and other services in our Marketplaces, Payments, and Communications segments. Net transaction revenues are derived primarily from listing, feature and final value fees paid by sellers and fees from payment processing services. Net revenues from advertising are derived principally from the sale of banner and sponsorship advertisements for cash and through barter arrangements. Other non-transaction net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay, PayPal and Skype users.

Marketplaces Segment Net Transaction Revenues
      Total net transaction revenues from our Marketplaces segment increased 22% and 24% in the aggregate during the third quarter and first nine months of 2006, respectively, compared to the same periods in the prior year. The growth in net transaction revenues was primarily the result of increased transaction activity globally, reflected in the growth of the number of registered users, active users and gross merchandise volume. Gross merchandise volume from Marketplaces increased 17% and 18% during the third quarter of 2006 and the first nine months of 2006, respectively, compared to the same periods of the prior year. Transaction revenue growth in the U.S. was 20% and 23% during the third quarter and first nine months of 2006, while transaction revenue growth internationally was 24% for both the third quarter and first nine months of 2006, respectively, compared to the same periods in the prior year. The growth in international transaction net revenue was primary the result of a strong performance in the United Kingdom, as well as significant increases in certain of our less established markets, particularly Australia, France and Italy. Gross merchandise volume growth in the U.S. was 13% and 15%, while GMV growth internationally increased 21% and 20% during the third quarter and first nine months of 2006, respectively, compared to the same periods of the prior year. In terms of category GMV growth, during the third quarter and first nine months of 2006, there was GMV growth across all major categories, with our motors, consumer electronics, computers, sports, collectibles, clothing & accessories and home & garden categories contributing most of such year-over-year growth. We expect net transaction revenues from our Marketplaces segment to increase in 2006 compared to 2005 in absolute terms; however, we expect its growth rate to be lower than that of 2005. Also, we expect that our GMV from international countries will continue to grow in significance as a proportion of the total Marketplaces GMV. These expectations are subject to additional uncertainties related to the impact of changes to the store inventory format (including store inventory format pricing and product changes), as well as user protection initiatives and the recent launch and rollout of eBay Express.

Payments Segment Net Transaction Revenues
      Payments net transaction revenues increased 42% during the third quarter and first nine months of 2006, compared to the same periods of the prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 24% during the third quarter of 2006 and 22% in the same period of the prior year. Payments segment net transaction revenues as a percentage of total net transaction revenues was 24% during the first nine months of 2006, compared to 22% in the same period of the prior year. The growth in Payments net transaction revenues was positively affected by PayPal’s continued penetration of Marketplaces transactions in all major markets around the world and growth in PayPal merchant services.
      In addition, revenues increased as a result of an increase in total payment volume for our PayPal merchant services transactions and the inclusion of the payment gateway business. The total payment volume for our PayPal merchant services transactions was approximately $3.3 billion and $9.4 billion in the third quarter and first nine months of 2006, respectively, which represents 37% and 35% of PayPal’s total payment volume. The total payment volume for our PayPal merchant services transactions was approximately $2.1 billion and $5.9 billion in the third quarter and first nine months of 2005, respectively, which represents 32% and 30% of PayPal’s total payment volume. Payments net transaction revenues as a percentage of total payment volume remained consistent at 3.7% during the third quarter and first nine months of 2006 and was 3.6% during the same periods of 2005.
      Payments net transaction revenues earned internationally totaled $127.8 million and $371.7 million during the third quarter and first nine months of 2006, respectively, representing 38% and 37%, respectively of total Payments net transaction revenue compared to the prior periods. This is compared to net transaction revenues from the Payments segment earned internationally of $88.2 million and $255.5 million during the third quarter and first nine months of 2005, respectively, representing 37% and 36% of total Payments segment net transaction revenue. We expect the Payments segment net transaction revenues to increase in total, and as a percentage of total net transaction revenues in 2006 compared to 2005. This growth will be driven by our Payments segment’s continued on-eBay penetration and the merchant services business.

Communications Segment Net Transaction Revenues
      Communications net transaction revenues were $50.0 million and $129.3 million in the third quarter and first nine months of 2006, respectively. These segment revenues represent the revenues generated from VoIP offerings from our acquisition of Skype on October 14, 2005. A large majority of this revenue is generated from Skype fees charged to users that connect Skype’s VoIP network to traditional telecommunication networks. The cumulative number of Skype registered users increased from 74.7 million at December 31, 2005 (the first quarter with Skype results) to 135.9 million at September 30, 2006. We expect the Communications segment net transaction revenues to increase in total and as a percentage of total net transactions revenues during the remainder of 2006.

Advertising and Other Non-Transaction Net Revenues
      Advertising and other non-transaction net revenues increased during the third quarter and first nine months of 2006 as compared to the same periods in 2005. Advertising and other non-transaction net revenues represented 2.9% and 2.6% of total net revenues during the third quarter of 2006 and of 2005, respectively. Advertising and other non-transaction net revenues represented 2.7% of total net revenues during the first nine months of 2006 and of 2005. We continue to view our business as primarily transaction-revenue driven and we expect advertising and other net revenues to continue to represent a relatively small proportion of our total net revenues during the remainder of 2006.

Cost of Net Revenues

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change	September 30, 2006

	(In thousands, except percentages)
Cost of net revenues	$200,375	58%	$315,717	$578,584	53%	$886,764
As a percentage of net revenues	18.1%		21.8%	17.9%		20.9%
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
      The increase in cost of net revenues during the third quarter and first nine months of 2006, compared to the same periods in the prior year, was primarily due to increases in payment processing costs, Skype telecommunication costs, stock-based compensation, and the development and expansion of our customer support and site operations infrastructure. Payment processing costs increased by $27.5 million and $76.9 million during the third quarter and first nine months of 2006, respectively, compared to the same periods of the prior year. These increases reflect primarily the increase in PayPal’s total payment volume and increases in credit card account funding, offset by reduced contractual payment processing rates. Aggregate customer support and site operations costs increased by approximately $44.8 million and $110.9 million during the third quarter and first nine months of 2006, respectively, compared to the same periods of the prior year. Telecommunications costs increased by $37.1 million and $96.0 million during the third quarter and first nine months of 2006, respectively, compared to the same periods of the prior year, due to the inclusion of such costs since our acquisition of Skype in October 2005. Stock-based compensation expense included in cost of net revenues in the third quarter and first nine months of 2006 was $8.0 million and $25.1 million, respectively. Cost of net revenues prior to fiscal 2006 did not include FAS 123(R) stock-based compensation expense. Cost of net revenues is expected to increase in total and as a percentage of net revenues in 2006 compared to 2005, due to the expected growth of our Payments and Communications businesses which have structurally lower gross margins, as well as FAS 123(R) stock-based compensation expense.

Operating Expenses

Sales and Marketing

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change	September 30, 2006

	(In thousands, except percentages)
Sales and marketing	$293,746	34%	$394,820	$852,239	40%	$1,193,382
As a percentage of net revenues	26.6%		27.3%	26.4%		28.1%
      Sales and marketing expenses consist primarily of advertising, tradeshow and other promotional costs, employee compensation for our category development and marketing staff and certain user protection program costs.
      The increase in sales and marketing expenses in the third quarter and first nine months of 2006, compared to the same periods in the prior year was primarily due to a $23.1 million and $74.9 million, respectively, increase in stock-based compensation expense recognized as sales and marketing expenses primarily from the adoption of FAS 123(R), our continued investment in growing our global user base through advertising and marketing and the inclusion of Skype’s sales and marketing expenses since our acquisition in October 2005. Advertising and marketing costs increased by $61.9 million and $182.5 million during the third quarter and first nine months of 2006 due to our integrated marketing campaigns globally and search engine marketing expenses in our Shopping.com business. Employee-related costs, not including stock-based compensation expense, increased by approximately $16.2 million and $67.9 million during the third quarter and first nine months of 2006 as compared to the same periods of the prior year. The increase in employee related costs is consistent with increases in headcount to support our sales and marketing initiatives. Sales and marketing expenses are expected to increase in total and as a percentage of net revenues in 2006 compared to 2005, primarily due to FAS 123(R) stock-based compensation expense and the higher sales and marketing expenses of Shopping.com as a percentage of net revenues relative to our other businesses, offset by the structurally lower sales and marketing expense incurred by our Payments and Communications segments.

Product Development

	Three Months		Three Months	Nine Months
	Ended		Ended	Ended		Nine Months
	September 30,	Percent	September 30,	September 30,	Percent	Ended
	2005	Change	2006	2005	Change	September 30, 2006

	(In thousands, except percentages)
Product development	$78,881	53%	$120,405	$224,309	62%	$363,447
As a percentage of net revenues	7.1%		8.3%	7.0%		8.6%
      Product development expenses consist primarily of employee compensation, consultancy costs, facilities costs and depreciation on equipment used for development. Product development expenses are net of required capitalization of major site and other product development efforts. These capitalized costs totaled $16.6 million and $52.0 million in the third quarter and first nine months of 2006, respectively, and are reflected as a cost of net revenues when amortized in future periods. During the third quarter and first nine months of 2005, capitalized costs for major site and other product development efforts totaled $9.0 million and $27.7 million, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new products, features and functionality to our businesses.
      The increase in product development expenses in the third quarter and first nine months of 2006 compared to the same periods in the prior year was primarily due to a $19.0 million and $62.7 million increase in stock-based compensation expense recognized as product development expenses primarily from the adoption of FAS 123(R) and increased headcount, including contractors and consultants, to support various platform and software development initiatives in our businesses. Employee-related costs, not including stock-based compensation expense, increased by approximately $14.0 million and $42.9 million during the third quarter and first nine months of 2006, respectively, compared to the same period in the prior year. The increase in employee-related costs is consistent with increases in headcount to support our product development initiatives. Contractor and consultant costs increased by approximately $5.5 million and $16.9 million during the third quarter and first nine months of 2006, respectively, compared to the same period in the prior year. Product development expenses are expected to increase in total and as a percentage of net revenues in 2006 compared to 2005, primarily due to FAS 123(R) stock-based compensation expense, as well as development of new features and functionality and continued improvement and expansion of operations across all platforms.

General and Administrative

	Three Months		Three Months	Nine Months
	Ended		Ended	Ended		Nine Months
	September 30,	Percent	September 30,	September 30,	Percent	Ended
	2005	Change	2006	2005	Change	September 30, 2006

	(In thousands, except percentages)
General and administrative	$146,578	55%	$227,188	$419,598	59%	$667,785
As a percentage of net revenues	13.3%		15.7%	13.0%		15.7%
      General and administrative expenses consist primarily of employee compensation, transaction loss expense associated with our Payments segment, depreciation of equipment, provision for doubtful accounts, insurance, professional fees, consultancy costs and certain user protection program costs.
      The increase in general and administrative expenses in the third quarter and first nine months of 2006, compared to the same period of the prior year was primarily due to a $23.4 million and $80.0 million increase in stock-based compensation expense recognized as general and administrative expenses primarily as a result of our adoption of FAS 123(R), other employee-related costs, transaction loss provisions and consultancy costs. PayPal transaction loss expenses as a percentage of net payment revenues increased in the third quarter and first nine months of 2006, compared to the same period of the prior year. In addition, we have increased our investment in our infrastructure to support an increasingly complex and global business. Employee-related costs, not including stock-based compensation expense, increased by approximately $19.3 million and $72.2 million during the third quarter and first nine months of 2006, compared to the same periods of the prior year. Consultant costs increased by approximately $8.2 million and $20.1 million during the third quarter and first nine months of 2006, respectively, compared to the same period in the prior year. The increases in employee related costs and consultancy costs primarily resulted from continued headcount growth and increases in headcount related to user protection programs. PayPal’s payment transaction loss expense increased by approximately $16.0 million and $34.7 million during the third quarter and first nine months of 2006, respectively, as compared to same periods of the prior year. PayPal’s transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, increased to 0.35% and 0.31% during the third quarter and first nine months of 2006, respectively, compared to 0.24% during both the third quarter and first nine months of 2005. The increase in the transaction loss rate was primarily due to higher levels of credit card charge-backs from unauthorized credit card transactions, partially driven by new, faster growing products which have an increased funding mix. General and administrative expenses are expected to increase in total and as a percentage of net revenues in 2006 compared to 2005, primarily due to FAS 123(R) stock-based compensation expense as well as continued investment across all areas of our business with a focus on expanding our user protection programs.

Amortization of Acquired Intangible Assets

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change	September 30, 2006

	(In thousands, except percentages)
Amortization of acquired intangible assets	$29,199	76%	$51,474	$77,516	113%	$165,391
As a percentage of net revenues	2.6%		3.6%	2.4%		3.9%
      From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate product and geographic expansion, increase the features, formats and services available to our users and maintain a leading role in online e-commerce. These purchase transactions generally result in the creation of acquired intangible assets and lead to a corresponding amortization expense in future periods. The increase in amortization of acquired intangibles during the third quarter and first nine months of 2006 compared to the same periods of the prior year is due primarily to the business acquisitions we consummated during the second half of 2005 and the second quarter of 2006. Included in amortization of intangibles for the first nine months of 2006 is an expense of $10.9 million for in-process research and development related to an acquisition completed during the period.
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
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which may be for a discrete business within a particular reportable segment. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We conduct our annual impairment test as of August 31 of each year. Based on our impairment test as of August 31, 2006 we determined there was no impairment. There were no events or circumstances from that date through September 30, 2006 indicating that a further assessment was necessary.
      We expect amortization of acquired intangible assets to increase in 2006 compared to 2005, as a result of the intangible assets associated with our acquisitions in 2005 and in the first nine months of 2006. Amortization of acquired intangible assets may increase further should we make additional acquisitions in the future or estimated useful lives of existing intangible assets are reduced.

Non-Operating Items

Interest and Other Income, Net

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change	September 30, 2006

	(In thousands, except percentages)
Interest and other income, net	$30,657	34%	$41,231	$85,585	8%	$92,621
As a percentage of net revenues	2.8%		2.8%	2.7%		2.2%

      Interest and other income, net, consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses, settlement of hedging contracts and other miscellaneous non-operating transactions.
      Our interest and other income, net, increased during the third quarter and first nine months of 2006 as compared to the same periods of the prior year, primarily due to higher interest income due to higher interest rates and a decrease in foreign exchange transaction losses. The weighted-average interest rate of our portfolio was approximately 4.1% and 3.8% in the third quarter and first nine months of 2006, respectively, compared to 3.2% and 2.8% in the third quarter and first nine months of the prior year. We expect that interest and other income, net, will remain consistent as a percentage of net revenues during 2006 compared to 2005, but may be lower depending on the timing of future acquisitions or stock repurchases. See “Note 8 — Stock Repurchases” for additional discussion of our $2 billion stock repurchase program that we announced in July 2006.

Interest Expense

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change	September 30, 2006

	(In thousands, except percentages)
Interest expense	$431	28%	$553	$2,556	(13)%	$2,229
As a percentage of net revenues	0.0%		0.0%	0.1%		0.1%
      Interest expense in 2005 consisted of interest charges related to our San Jose headquarters lease facilities, capital leases, and mortgage notes.
      Interest expense increased during the third quarter of 2006 as compared to the same period of the prior year due to the continued interest on certain tax and legal accruals. Interest expense decreased during the first nine months of 2006 as compared to the same period of the prior year primarily due to the payment of the lease obligation for our San Jose headquarters facility on March 1, 2005. We expect our interest expense will decrease both in total and as a percentage of net revenue during 2006 compared to 2005.

Provision for Income Taxes

	Three Months		Three Months	Nine Months		Nine Months
	Ended	Percent	Ended	Ended	Percent	Ended
	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change	September 30, 2006

	(In thousands, except percentages)
Provision for income taxes	$131,989	(25)%	$98,814	$351,455	(19)%	$284,288
As a percentage of net revenues	11.9%		6.8%	10.9%		6.7%
Effective tax rate	34%		26%	30%		27%
      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate, offset by decreases resulting from foreign income with lower effective tax rates and from tax credits.
      The effective tax rates for the third quarter of 2005 and the first nine months of 2005, were higher due to a $16.6 million charge related to the final application of tax regulations requiring the inclusion of stock option expense in intercompany cost sharing arrangements. Excluding this $16.6 million charge, the differences between the effective tax rates for the third quarter and first nine months of 2006, compared to the same periods of the prior year, primarily reflect changes in our estimated geographic mix of our net income and evolution of our tax structures to support our increasingly complex international business.
      We received tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit was recognized in prior periods as additional paid-in capital. These tax deductions from prior periods were fully utilized in 2005. Beginning in January 2006, due to the adoption of

FAS 123(R), the estimated tax benefit expected from stock-based compensation is recognized when the compensation expense is reflected in our financial statements.

Impact of Foreign Currency Translation
      During the third quarter and first nine months of 2006, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 47% of our consolidated net revenues in both periods, as compared to approximately 45% and 46% of our net revenues in the same periods in the prior year. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and primarily include Euros, British pounds, Korean won, Canadian dollars, Australian dollars, Chinese renminbi, and Indian rupee. Our results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased consolidated net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies.
      Net revenues were positively impacted by foreign currency translation of approximately $28.6 million in the third quarter and negatively impacted by foreign currency translation of approximately $22.2 million in the first nine months of 2006 as compared to the same periods of the prior year. Operating income was positively impacted by foreign currency translation of approximately $12.0 million in the third quarter and negatively impacted by foreign currency translation of approximately $16.2 million in the first nine months of 2006, respectively, as compared to the same periods of the prior year.
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

Foreign Exchange Hedging Policy
      We are a rapidly growing company, with an increasing proportion of our operations outside the United States. Accordingly, our foreign currency exposures have increased substantially and are expected to continue to grow. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported condensed consolidated cash flow and results of operations.
      Our primary foreign currency exposures are transaction, economic and translation:
      Transaction Exposure: Around the world, we have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other instruments to minimize the effects of short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings.
      Economic Exposure: We also have anticipated and unrecognized future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary economic exposures include future royalty receivables, customer collections, and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange derivative contracts or other derivatives to hedge the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the transaction is settled.
      Earnings Translation Exposure: As our international operations grow, fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign denominated subsidiaries. We may decide to purchase forward exchange contracts or other instruments to offset the earnings impact of currency fluctuations. Such contracts will be marked to market on a monthly basis and any unrealized gain or loss will be recorded in interest and other income, net.

Recent Accounting Pronouncements
      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of SAB 108 will materially impact our consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of FAS 157 beginning with our first quarter ending March 31, 2007. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We will be required to adopt the provisions of FAS 158 in our annual financial statements for fiscal year 2007. We do not believe that the adoption of the provisions of FAS 158 will materially impact our consolidated financial statements.

Employees
      As of September 30, 2006, eBay Inc. and its consolidated subsidiaries employed approximately 13,000 people (including approximately 700 temporary employees), of whom approximately 7,700 were located in the United States (including approximately 400 temporary employees).

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	September 30,

	2005	2006

	(In thousands)
Net cash provided by (used in):
Operating activities	$1,483,654	$1,621,830
Investing activities	(848,286)	(138,310)
Financing activities	256,145	(380,203)
Effect of exchange rates on cash and cash equivalents	(40,960)	65,360

Net increase in cash and cash equivalents	$850,553	$1,168,677

      We generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2005 and 2006, mainly due to non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation expense related to stock options and purchases, tax benefits on the exercise of stock options, provision for doubtful accounts and authorized credits and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary.
      Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting FAS 123(R), $77.3 million of excess tax benefits for the nine months ended September 30, 2006 have been reported as a cash inflow from financing activities. In addition, as a substantial portion of the company’s net operating losses and carryforward credits have now been utilized, cash will be required for tax payments in the U.S. going forward. Total U.S. and foreign income tax payments will be dependent on our taxable income and are estimated to be in excess of $140 million in 2006.
      Net cash used in investing activities during the first nine months of 2006 consisted primarily of net purchases of property and equipment of $418.9 million, purchases of investments of $547.4 million, and acquisitions completed during the period of $45.5 million, net of cash acquired, offset by $882.3 million of net maturities and sales of investments. These purchases related mainly to data centers, building, and software investments to support capacity expansion in our business, and capitalized development costs related to our websites. Net cash used in investing activities during the first nine months of 2005 consisted primarily of the cash payment for the acquisition of Rent.com of approximately $435.4 million, the cash payment for the acquisition of certain international classifieds websites of approximately $81.6 million and the cash payment for the acquisition of Shopping.com of approximately $584.4 million. Purchases of property and equipment totaled $212.2 million (net of proceeds from sale of our corporate aircraft of $28.3 million) during the first nine months of 2005 and related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion.
      The net cash flows used in financing activities during the first nine months of 2006 consisted primarily of proceeds from stock option exercises of $209.1 million and excess tax benefits from stock-based compensation of $77.3 million, offset by repurchases of common stock of $666.5 million. In July 2006, eBay’s Board of Directors authorized the repurchase of up to $2.0 billion of our common stock within two years from the date of authorization. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. See Note 8 — “Stock Repurchases” for additional discussion of the $2.0 billion stock repurchase program.
      Our future cash flows from the exercise of stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price is high relative to historic levels.
      The positive effect of exchange rates on cash and cash equivalents during the nine months ended September 30, 2006 was due to the weakening of the U.S. dollar during the nine month period against other foreign currencies, primarily the Euro. The negative effect of exchange rates on cash and cash equivalents during the nine months ended September 30, 2005 was due to the strengthening of the U.S. dollar during the period against other foreign currencies, primarily the Euro.
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

Off-Balance Sheet Arrangements
      As of September 30, 2006, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. All customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These off-balance sheet funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in PayPal’s Money Market Fund totaling approximately $1.2 billion and $1.4 billion as of December 31, 2005 and September 30, 2006, respectively.

Indemnification Provisions
      In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.
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
      Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2006, our fixed-income investments earned a pretax yield of approximately 4.1%, with a weighted average maturity of one month. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $2.9 million.
Equity Price Risk
      We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three and nine months ended September 30, 2006 or 2005 relating to the other-than-temporary impairment in the fair value of equity investments. At September 30, 2006, the total carrying value of our equity instruments and equity method investments was $62.6 million.
Foreign Currency Risk
      International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at September 30, 2006, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $1.7 billion.

Transaction Exposure:
      As of September 30, 2006, we had outstanding forward contracts and derivative foreign exchange hedge contracts with notional values equivalent to approximately $254.2 million. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our condensed consolidated statement of income.

Translation Exposure:
      Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2006, was a net translation gain of approximately $354.5 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of income.
      We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (FAS 52). The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates. From time to time, we enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three and nine months ended September 30, 2006, the realized gains and losses related to these hedges were not significant.

Economic Exposure:
      We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into derivative foreign exchange contracts during the three months ended September 30, 2006. The objective of the derivative contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/ Euro exchange rate. Pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the derivative contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/ Euro exchange rate. Accordingly, we record as a component of other comprehensive income (loss) all unrealized gains and losses related to the derivative contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and accumulated other income, net, related to the derivative contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the three and nine months ended September 30, 2005 and 2006, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment was $19.0 million and the net loss related to these hedges recorded to accumulated other comprehensive income as of September 30, 2006 was not significant.
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
      In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges we have violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 35 million in damages. The first hearing is scheduled for December 4, 2006. In or about September 2006 Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network plaintiffs’ have set up in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. The first hearing on this suit is scheduled for December 18, 2006. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.
      In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents related to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office is actively reexamining each of the patents in suit, having found that substantial questions exist regarding the validity of the claims contained in them. In separate rulings in 2005, the Patent and Trademark Office issued initial rulings rejecting all of the claims contained in the three patents in the suit. In March 2006, the Patent and Trademark Office affirmed its earlier ruling rejecting the claims contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We have requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. We expect that the district court will rule on those requests in the fourth quarter of 2006. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe would avoid any further infringement of the consignment patent. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the district court were to issue an injunction, and if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.
      In March 2005, eBay, PayPal, and an eBay seller were sued in the Supreme Court of the State of New York, County of Kings (No. 6125/05) in a purported class action alleging that certain disclosures regarding PayPal’s Buyer Protection Policy, users’ chargeback rights, and the effects of users’ choice of funding mechanism are deceptive and/or misleading. The complaint alleged misrepresentation on the part of eBay and PayPal, breach of contract and deceptive trade practices by PayPal, and that PayPal and eBay have jointly violated the civil RICO statute (18 U.S.C. Section 1961(4)). In April 2005, eBay and PayPal removed the case to the U.S. District Court for the Eastern District of New York and the plaintiffs filed an amended complaint in the U.S. District Court (No. 05-CV-01720) repeating the allegations of the initial complaint but dropping the civil RICO allegations. The complaint sought injunctive relief, compensatory damages, and punitive damages. In September 2006, the parties finalized a preliminary settlement agreement. The agreement must be approved by the district court in order for it to become final. The estimated settlement was accrued in our consolidated income statement for the year ended December 31, 2005.
      In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and not infringed. We expect to receive the court’s scheduling order shortly. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In August 2006, Peer Communications Corporation filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 6-06CV-370) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed two patents owned by Peer Communications relating to uniform network access. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. We have not yet received a schedule from the court or filed any responsive pleadings. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      In September 2006, Mangosoft Intellectual Property, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2-06CV-390) alleging that eBay Inc., Skype Technologies S.A., and Skype Software S.a.r.l. infringed a patent owned by Mangosoft relating to dynamic directory services. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. We have only recently been served with the complaint, and accordingly, have not filed an answer or response. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
      Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes in addition to those discussed above, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark law will be filed against us, primarily in Europe. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
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
      Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	the volume, size, timing, and completion rate of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to integrate, manage, and profitably expand the Skype business;

•	our ability to successfully integrate and manage other recent and prospective acquisitions;

•	regulatory actions imposing obligations on our businesses (including Skype) or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	the costs and results of litigation that involves us;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to increase the acceptance of PayPal by online merchants outside of the eBay Marketplaces;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to manage PayPal’s transaction loss and credit card chargeback rates and payment funding mix;

•	our ability to continue Skype’s growth and to find mechanisms to more effectively monetize it;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.
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

We may not maintain our level of profitability or rates of growth.
      We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active on our websites and services, and increase the activity levels of our active users;

•	react to changes in consumer use of the Internet and develop new sources of monetization for some of our services;

•	manage the costs of our business, including the costs associated with maintaining and enhancing our websites, customer support, transaction and chargeback rates, user protection programs, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	cost effectively increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading, communication, and payment experiences.
      We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have declined over time and may continue to do so as the existing base of users and transactions becomes larger. In addition, our Marketplaces business is facing increased competitive pressure, particularly in Asia. Because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major eBay Marketplace markets also adversely affect PayPal’s growth rate. The expected future growth of our PayPal, Skype, and Shopping.com businesses may also cause downward pressure on our profit margin because those businesses have lower gross margins than our eBay trading platforms.

There are many risks associated with our international operations.
      Our international expansion has been rapid and our international business, especially in Germany, the United Kingdom, and South Korea, has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 46% and 47%, respectively, of our net revenues in 2005 and the first nine months of 2006. Expansion into international markets requires management attention and resources and requires us to localize our service to conform to local cultures, standards, and policies. The commercial,

Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies who understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market. Even if we are successful, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, Skype, Shopping.com, and Kijiji, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of Internet services, communications, auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to special taxes, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent user protection, data protection, and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.
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
      Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. Net revenues were positively impacted by foreign currency translation of approximately $28.6 million in the third quarter and negatively impacted by foreign currency translation of approximately $22.2 million in the first nine months of 2006 as compared to the same periods of the prior year. Operating income was positively impacted by foreign currency translation of approximately $12.0 million in the third quarter and negatively impacted by foreign currency translation of approximately $16.2 million in the first nine months of 2006, respectively, as compared to the same periods of the prior year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

We are subject to patent litigation.
      We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these suits are ongoing, as described under the heading “Item 1: Legal Proceedings,” above. We have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Payments and Communications businesses. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

Government inquiries may lead to charges or penalties.
      A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. If PayPal’s processes are found to violate federal or state law on consumer protection and unfair business practices, it could be subject to an enforcement action or fines. If PayPal becomes subject to an enforcement action, it could be required to restructure its business processes in ways that would harm its business, and to pay substantial fines. Even if PayPal is able to defend itself successfully, an enforcement action could cause damage to its reputation, could consume substantial amounts of its management’s time and attention, and could require PayPal to change its customer service and operations in ways that could increase its costs and decrease the effectiveness of its anti-fraud program. Both eBay and PayPal are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against either company. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to fines or other penalties, or forced to change our operating practices in ways that could harm our business.
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
      We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. and Robespierre, Inc. (doing business as Nanette Lepore) in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, and a number of other owners of intellectual property rights. The plaintiffs in these cases seek to hold eBay liable for counterfeit items listed on our sites by third parties or alleged violations of selective distribution channels. Tiffany seeks, among other things, an injunction that would require eBay to prevent sellers from listing 5 or more Tiffany items, as well as damages. A trial in the Tiffany case has been scheduled for January 2007. Nanette Lepore sought, among other things, to require eBay to block all listings offering Nanette Lepore items, as well as damages. The court denied Nanette Lepore’s request for a preliminary injunction, and found that eBay’s process for addressing the listing of counterfeit items by third parties on its site was both reasonable and adequate. Nanette Lepore initially appealed the ruling, but subsequently abandoned its appeal. We believe that additional lawsuits alleging that we have violated copyright or trademark law will be filed against us, primarily in Europe. While we have been largely successful to date in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in our defense. In particular, plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act or as a hosting provider in the European Union because of the active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we have not adequately removed counterfeit listings or effectively suspended users who have created such listings. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business. Litigation and negative publicity may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

We are subject to general litigation.
      From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

Acquisitions could result in operating difficulties, dilution, and other harmful consequences.
      We have acquired a number of businesses in the past, and we expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the large number and size and varying scope of our recent acquisitions, and, in the case of Skype, the complex earn-out structure associated with the transaction;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;

•	the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

•	in some cases, including in connection with PayPal’s acquisition of VeriSign’s payment gateway business in late 2005, the need to transition operations, users, and/or customers onto our existing platforms.

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
      The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as eBay and our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. The application of existing, new, or future laws could have adverse effects on our business.
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
      We do not collect taxes on the goods or services sold by users of our services. One or more states or foreign countries may seek to impose a tax collection or reporting or record-keeping obligation on companies such as eBay that engage in or facilitate e-commerce. Such an obligation could be imposed if eBay were ever deemed to be the legal agent of eBay sellers by a jurisdiction in which eBay operates. A successful assertion by one or more states or foreign countries that we should collect taxes on the exchange of merchandise or services on our websites would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in some foreign jurisdictions for information regarding the transactions of sellers on our sites, and in some cases we may be legally obligated to provide this data. Requirements that we disclose sellers’ transaction records to tax authorities, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.
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
      PayPal offers a buyer protection program that refunds to buyers up to $1,000 in certain eBay transactions if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. If PayPal makes such a refund, it seeks to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate. For the year ended December 31, 2005 and the first nine months of 2006, PayPal’s transaction loss totaled $73.8 million and $81.7 million, representing 0.27% and 0.31% of PayPal’s total payment volume, respectively.
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
      PayPal is required to comply with credit card associations’ special operating rules for Internet payment services. PayPal and its credit card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within Visa’s and MasterCard’s discretion. PayPal also could be subject to fines from MasterCard and Visa if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with MasterCard and Visa and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its credit card processor relating to PayPal’s failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards or changes in PayPal’s process for registering new customers, which would seriously damage PayPal’s business.

Changes in PayPal’s funding mix could adversely affect PayPal’s results.
      PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some products that PayPal is introducing as it expands its business are expected to have a higher rate of credit card funding than PayPal’s current rate. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. Although PayPal did not admit any liability for any of the allegations in the two cases, the required changes to our disclosure practices under the settlement agreements could result in increased use of credit card funding, which would harm PayPal’s business.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission, or electronic funds transfers, it could be subject to liability and forced to change its business practices.
      A number of U.S. states have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 35 of these jurisdictions and interpretations in nine states that licensing is not required under their existing statutes. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. In July 2005, PayPal entered into a settlement agreement and agreed to pay $225,000 to the California Department of Financial Institutions in connection with alleged violations of the California Financial Code relating to the use of a receipt form for international payments that had not been pre-approved by the Department, and incomplete reporting to the Department. If PayPal were found to be in violation of other money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal.
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
      Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.6 million transactions per day during the first nine months of 2006, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

PayPal’s status under banking or financial services laws or other laws in markets outside the U.S. is unclear.
      PayPal currently allows its customers with credit cards to send payments from 103 markets, and to receive payments in 49 of those markets. In 35 of these 49 markets, customers can withdraw funds to local bank accounts, and in eight of these markets customers can withdraw funds by receiving a bank draft in the mail. PayPal offers customers the ability to send or receive payments denominated in 17 currencies. 25 of the 103 markets whose residents can use the PayPal service are members of the European Union, and PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) Ltd., a wholly-owned subsidiary of PayPal that is licensed in the United Kingdom to operate as an Electronic Money Institution. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the United Kingdom regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local user protection laws that will apply to its business, in addition to United Kingdom user protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.
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

The current regulatory environment for Voice over Internet Protocol (VoIP) is uncertain, and Skype’s business could be harmed by new regulations or the application of existing regulations to its products.
      The current regulatory environment for VoIP is uncertain and rapidly changing. Skype’s voice communications products are currently subject to very few, if any, of the same regulations that apply to traditional telephony and to VoIP-based telephone replacement services. VoIP companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. Governments may impose new or increased fees, taxes, and administrative burdens on VoIP companies, or Skype may change its product offerings in a manner that makes it become subject to telecommunications regulations. Increased fees could include access and other charges payable to local exchange carriers to carry and terminate traffic, contributions to federal or state Universal Service Funds in the United States and elsewhere, and other charges. New laws and regulations may require Skype to meet various emergency service requirements, disability access requirements, user protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of the VoIP telephony and Internet communications market heighten the risk that governments will seek to regulate VoIP and Internet communications. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures and regulatory agencies are considering whether to impose their own requirements and taxes on VoIP. Increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.
      Regulatory agencies may require Skype to conform to rules that are unsuitable for its communications technologies, that are difficult or impossible to comply with due to the nature of IP routing, or that are unnecessary or unreasonable in light of the manner in which Skype’s products are offered to its users. For example, while suitable alternatives may be developed in the future, the current IP network does not enable Skype to identify the geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to-computer communications, either of which may make complying with future regulatory requirements, such as emergency service requirements, difficult or impossible. If Skype were subject to regulations that are costly or impossible for it to comply with given its technology, its business would be adversely affected.
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
      Skype licenses technology underlying certain components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the audio and video compression/decompression used to provide high sound and video quality. All of these technologies are key to the software Skype provides. In addition, various other technologies used by Skype are licensed from third parties. Although Skype has contracts in place with its third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in a decrease in service quality until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or to license or develop alternative technologies would harm Skype’s business.

Our businesses depend on continued and unimpeded access to the Internet. Internet service providers may be able to block, degrade, or charge us for our users’ additional fees for our offerings.
      Our customers rely on access to the Internet to use our products and services. In many cases that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies, and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers’ use of our offerings by restricting or prohibiting the use of their lines for our offerings, by filtering, blocking, delaying, or degrading the packets containing the data associated with our products, or by charging increased fees to us or our users for use of their lines to provide our offerings. Some of these providers have contractually restricted their customers’ access to Skype’s offerings through their terms of service with their customers. These activities are technically feasible and may be permitted by applicable law. In addition, Internet service providers could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

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
      Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by eBay, PayPal, Skype, or a user of one of those businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. We actively pursue the parties responsible for these attempts at misappropriation, and we have developed tools to detect, and help users detect, fake websites and unauthorized access to customer accounts and we encourage our users to divulge sensitive information only after they have verified that they are on our legitimate websites, but we cannot entirely eliminate these types of activities. Despite our efforts to mitigate “spoof” e-mails through product improvements and user education, “spoof” remains a serious problem that may damage our brand, discourage use of our websites, and increase our costs.
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

•	Our Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. For example, in October 2004, we experienced unscheduled downtime on the PayPal website over a period of five days related to system upgrades. Despite our efforts to increase site scalability and reliability, our infrastructure could prove unable to handle a larger volume of customer transactions. Some of our more recently acquired businesses may be particularly subject to this risk given their shorter histories and, in some cases, higher growth rates. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers, or increase our costs, all of which would harm our business. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

•	Customer Account Billing. Our revenues depend on prompt and accurate billing processes. Problems with our conversion to a new billing system during the second and third quarters of 2004 caused incorrect account balance totals to be displayed for some users. While these problems have been corrected and we believe that no users were overcharged, our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on any of our websites would harm our business and our ability to collect revenue.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of user protection activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, and our operating margins may decrease.
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
      Our operations in the People’s Republic of China, or PRC, are conducted through our EachNet subsidiary and through a PayPal subsidiary. EachNet and PayPal are Delaware corporations and foreign persons under the laws of the PRC are subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including EachNet and PayPal, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, the eBay EachNet website is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. The PayPal China website is operated through a foreign-owned enterprise owned by a PayPal subsidiary, which acts in cooperation with a local PRC company owned by certain local employees. We believe EachNet’s and PayPal’s current ownership structures comply with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. The People’s Bank of China, or PBOC, has recently proposed guidelines for payment settlement organizations which, may require PayPal to act in cooperation with a different local PRC entity and obtain approval from the PBOC. There are also uncertainties regarding EachNet’s and PayPal’s ability to enforce contractual relationships they have entered into with respect to management and control of the company’s business. If EachNet or PayPal were found to be in violation of any existing or future PRC laws or regulations, it could be subject to fines and other financial penalties, have its business and Internet content provider licenses revoked, or be forced to discontinue its business entirely. In addition, any finding of a violation by EachNet or PayPal of PRC laws or regulations could make it more difficult for us to launch new or expanded services in the PRC.
      Although Skype does not conduct operations in the PRC directly, it makes its software available through a joint venture and its software is used by residents of the PRC. PRC regulations surrounding VoIP telephony are unclear and the PRC or one or more of its provinces may adopt regulations or enforce existing regulations that restrict or prohibit the use of Skype’s software.

Our business is adversely affected by anything that causes our users to spend less time on our websites, including seasonal factors, national events and increased usage of other websites.
      Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have been seasonal because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. In addition, increased usage of social networking or other entertainment websites may decrease the amount of time users spend on our websites, which could adversely affect our financial results.

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
      The success of Skype depends on continued growth in its number of users, which in turn depends on wider public acceptance of VoIP. The VoIP communications medium is in its early stages, and it may not develop a broad audience. Skype users may be required to purchase computer headsets, or leave a personal computer on to communicate, and they may believe that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. Managers of some large private branch exchange, or PBX, systems in businesses, universities, government agencies, and other institutions may refuse to allow the use of Skype due to concerns over security, server usage, or for other reasons. If VoIP does not achieve wide public acceptance, our Skype business will be adversely affected.

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

We depend on key personnel.
      Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer and many other members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.
      Skype’s future success depends substantially upon the continued services of its senior management and key personnel, and the loss of their services could harm our business. Several key members of Skype’s engineering team are consultants, not full-time employees, who provide services to us and third parties. Many of Skype’s employees had equity in Skype prior to its acquisition by eBay. Skype equity holders were given the option of receiving their portion of the acquisition consideration in the form of a lump-sum up-front payment or receiving a lower up-front payment in exchange for the possibility of receiving additional consideration in the form of potential earn-out payments tied to the achievement of certain performance targets prior to June 30, 2009. Several key members of Skype’s senior management and key employees chose to receive less up-front consideration in exchange for the possibility of receiving the performance-based earn-out payments. Although eligible Skype employees have also been granted eBay stock options, the earn-out payments are not tied to continued employment with Skype or eBay, and key Skype employees may choose to depart because of differences in corporate culture, because they believe the earn-out targets will be achieved without their contributions, or because they believe the earn-out targets are not achievable. The loss of the services of any of Skype’s senior management or key personnel could delay the development and introduction of new features and products, and could harm our ability to grow Skype’s business.

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
      A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds sites such as Oodle.com, Google Base, and Microsoft Live Expo. In 2005, we acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google’s Froogle, MySimon.com, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.
      We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Computers, Consumer Electronics, and Cameras & Photo categories include Abe Electronics, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Computer Discount Warehouse, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, Hewlett Packard, IBM, MicroWarehouse, Overstock.com, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, major wireless carriers, and computer, consumer electronics, and photography retailers.
      Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum and Gmarket in South Korea, TaoBao, operated by a partnership between Alibaba.com and Yahoo, in China, and Amazon in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.
      The principal competitive factors for Marketplaces include the following:

•	ability to attract buyers and sellers;

•	volume of transactions and price and selection of goods;

•	customer service; and

•	brand recognition.
      With respect to our online competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website ease-of-use and accessibility;

•	system reliability;

•	reliability of delivery and payment;

•	level of service fees; and

•	quality of search tools.

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
      In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. For example, we have implemented a buyer protection program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. PayPal has implemented a similar buyer protection program covering losses from selected eBay sellers up to $1,000, with no deductible. Depending on the amount and size of claims we receive under these programs, these product offerings could harm our profitability. Similarly, in July 2006 we announced pricing and product changes related to our store inventory format that may reduce the revenue and profits of that format. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.
      Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our services. In addition, companies that control user access to transactions through network access, Internet browsers, or search engines, could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers’ sites, attempt to restrict our access, or charge us substantial fees for inclusion. Search engines may increasingly become a starting point for online shopping, and as the costs of operating an online store decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.

PayPal
      The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including Cardservice International, Chase Paymentech, First Data, iPayment and Wells Fargo; and payment gateways, including CyberSource and Authorize.net;

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, PayByTouch and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and Next Estate; and

•	Google Checkout, which enables the online payment of merchants using credit cards.
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
      Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, and Royal Bank of Scotland’s World Pay and Webpay International’s Click & Buy in the European Community, NOCHEX, Moneybookers, NETeller and FirePay in the United Kingdom, CertaPay and HyperWallet in Canada, Paymate in Australia, Alipay and 99Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
      The table below sets forth information regarding repurchases of our common stock during the three months ended September 30, 2006.

Total Number of
			Shares Purchased as	Maximum Dollar
		Average Price	Part of Publicly	Value that May yet
	Total Number of	Paid per	Announced	be Purchased
Period	Shares Purchased	Share	Programs	Under the Program

July 1, 2006 - July 31, 2006	—	—	—	—
August 1, 2006 - August 31, 2006	—	—	—	—
September 1, 2006 - September 30, 2006	23,979,700	$27.80	23,979,700	$1,333,458,652

	23,979,700		23,979,700

      In July 2006, eBay’s Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock within two years from the date of authorization. The stock repurchase program was announced on July 19, 2006. During the third quarter of 2006, we spent approximately $666.5 million to repurchase shares at an average price of $27.80 per share. As of September 30, 2006, $1.3 billion remained available for further purchases under the program.
      The stock repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the company’s working capital. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. The program is intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Item 3:     Defaults Upon Senior Securities
      Not applicable.
Item 4:     Submission of Matters to a Vote of Security Holders
      None
Item 5:     Other Information
Audit Committee Pre-Approvals of Non-Audit Engagements
      The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of any non-audit engagement of PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm. In the event that we wish to engage PwC to perform accounting, technical, diligence or other permitted services not related to the services performed by PwC as our independent registered public accounting firm, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services. We intend to disclose all approved non-audit engagements in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K. There were no non-audit engagements approved in the quarter ended September 30, 2006.
Item 6: Exhibits

Exhibit 10	.01+	Separation Agreement dated as of August 8, 2006 between eBay Inc. and Maynard Webb.
Exhibit 10	.02+	Separation Agreement dated as of September 11, 2006 between eBay Inc. and Jeffrey Jordan.
Exhibit 10	.03+	Consulting Agreement dated as of September 11, 2006 between eBay Inc. and Jeffrey Jordan.
Exhibit 31.01		Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02		Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01		Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02		Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.

By:	/s/ Margaret C. Whitman

Margaret C. Whitman
President and Chief Executive Officer
Date: October 27, 2006

Principal Financial Officer:

By:	/s/ Robert H. Swan

Robert H. Swan
Senior Vice President and Chief Financial Officer
Date: October 27, 2006

Principal Accounting Officer:

By:	/s/ Douglas Jeffries

Douglas Jeffries
Vice President, Chief Accounting Officer
Date: October 27, 2006

INDEX TO EXHIBITS

Exhibit 10	.01+	Separation Agreement dated as of August 8, 2006 between eBay Inc. and Maynard Webb.
Exhibit 10	.02+	Separation Agreement dated as of September 11, 2006 between eBay Inc. and Jeffrey Jordan.
Exhibit 10	.03+	Consulting Agreement dated as of September 11, 2006 between eBay Inc. and Jeffrey Jordan.
Exhibit 31.01		Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02		Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01		Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02		Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan.