Form 10-K
period 2006-12-31
EBAY INC
filed 2007-02-28
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission file number 000-24821
eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2145 Hamilton Avenue San Jose, California (Address of principal executive offices)	95125 (Zip Code)

Registrant’s telephone number, including area code:
(408) 376-7400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class Common stock	Name of exchange on which registered The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34,640,900,000 based on the closing sale price as reported on The Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 16, 2007

Common Stock, $0.001 par value per share	1,368,973,770 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about June 14, 2007.

eBay Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2006

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

ITEM 1:  BUSINESS

Overview

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware and in September 1998 we completed the initial public offering of our common stock. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com” we mean the online marketplace located at www.ebay.com and its localized counterparts. When we refer to “PayPal” we mean the online payments platform located at www.paypal.com.  When we refer to “Skype” we mean the Voice over Internet Protocol, or VoIP, offerings provided by our subsidiary Skype Technologies S.A.

Our purpose is to pioneer new communities around the world built on commerce, sustained by trust and inspired by opportunity. To achieve our purpose, we operate three primary business segments: Marketplaces, Payments and Communications. We provide online marketplaces for the sale of goods and services, online payments services and online communication offerings to a diverse community of individuals and businesses. Our Marketplaces segment enables online commerce through a variety of platforms, including the traditional eBay.com platform and our other online platforms, such as Shopping.com, classifieds websites and Rent.com. The wide array of websites that comprise our Marketplaces segment bring together millions of buyers and sellers every day on a local, national and international basis. Our Payments segment, which consists of PayPal, enables individuals and businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP calls between Skype users, and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones.

Marketplaces

Our Marketplaces segment is comprised of online commerce platforms that enable a global community of buyers and sellers to interact and trade with one another. Our goal is to create, maintain, and expand the functionality, safety, ease-of-use and reliability of our online commerce platforms while, at the same time, supporting the growth and success of our community of users. On any given day, there are more than a hundred million items available through auction-style and fixed-price trading.

Marketplaces Value Proposition

We seek to attract buyers and sellers to our community by offering:

Buyers	Sellers

• Selection	• Access to broad markets
• Value	• Cost effective marketing and distribution
• Convenience	• Ability to maximize selling prices
• Entertainment	• Opportunity to increase sales

We believe our Marketplaces segment websites make inefficient markets more efficient because:

•	Our global community of users can easily and inexpensively communicate, exchange information and complete transactions;

•	Our Marketplaces include more than a hundred million items, creating a wide variety and selection of goods;

•	We bring buyers and sellers together for lower fees than traditional intermediaries; and

•	Our Marketplaces provide for efficient information exchange.

In particular, large markets with broad buyer and seller bases, wide product ranges, and moderate shipping costs have been successful on our Marketplaces platforms. Generally speaking, our marketplaces are most effective, relative to available alternatives, at addressing markets of new and scarce goods, end-of-life products and used and vintage items.

Global Community of Buyers and Sellers

We have aggregated a significant number of buyers, sellers, and items listed for sale, which, in turn, has resulted in a vibrant online commerce environment. Our sellers generally enjoy high conversion rates and our buyers enjoy an extensive selection of broadly-priced goods and services. Key components of our community philosophy are maintaining honest and open marketplaces and treating individual users with respect. We seek to maintain the satisfaction and loyalty of our buyers and sellers by offering a variety of community and support features, such as announcement and bulletin boards, customer support boards and personal pages, as well as other topical or category-specific information exchanges. By applying a consistent set of policies to our community, we seek to create a level playing field that lets individuals and businesses of all types and sizes access broad markets and compete equally.

Our success has resulted largely from the growth of our community of confirmed registered users, which has increased in size from approximately two million at the end of 1998 to approximately 222 million as of December 31, 2006. As of December 31, 2006, we had approximately 82 million active users on the eBay.com platforms, compared to approximately 72 million at the end of 2005. We define an active user as any user who bid on, bought, or listed an item during the most recent 12-month period.

Marketplaces Platforms

Our Marketplaces platforms are fully automated, topically arranged, and easy-to-use online services that seek to provide availability 24 hours a day, seven days a week, enabling sellers to list items for sale and buyers to bid for and purchase items of interest, and all users to browse through listed items from any place in the world at any time. The platforms include software tools and services, available either for no charge or for a fee, that allow buyers and sellers to trade with one another more easily and efficiently. The Marketplaces platforms consist of our core online commerce platform, eBay.com, and adjacent platforms consisting of Shopping.com, our classifieds websites and Rent.com. Marketplaces earns revenue from listing, feature and final value fees paid by sellers, lead referral fees and advertising fees.

eBay.com Platform

Our Marketplaces core platform, eBay.com, includes our traditional auction format, fixed price format and eBay Stores. We offer the core platform on localized sites in 24 countries.

Auction Listing Format

At the core of our Marketplaces platform are our traditional auction format listings, in which a seller will select a minimum price for opening bids, with the option to set a reserve price for the item, which is the minimum price at which the seller is willing to sell the item. A seller with appropriate feedback ratings can also sell in a “Multiple Item Auction” format, which allows a seller to sell multiple identical items to the highest bidders.

Fixed Price Listing Format

Our fixed price format allows for a faster selling and buying experience as opposed to waiting for the auction period to expire. Sellers with appropriate feedback ratings can choose to use the Buy-It-Now feature at the time of the listing, which allows sellers to name a price at which they would be willing to sell the item to any buyer. Our Half.com subsidiary also provides a fixed price, person-to person e-commerce website that allows people to buy and sell previously owned books, movies, music and games at discounted prices. In 2006, all fixed priced trading accounted for approximately 36% of eBay’s gross merchandise volume, or GMV, which is the total value of all successfully closed listings on eBay.com’s trading platforms.

eBay Stores

eBay Stores enables sellers to show all of their listings and to describe their respective businesses through customized pages. eBay Stores provide useful tools for sellers to build, manage, promote, and track their business. “Store Inventory Format” listings allow sellers to list items at a lower insertion fee and higher final value fee than regular auction and fixed price listings, for a minimum 30-day listing duration. As of December 31, 2006, there were nearly 600,000 online storefronts established by users in locations around the world.

Other Marketplaces Platforms

Shopping.com

Shopping.com is a comparison shopping website that allows shoppers to compare millions of products from thousands of stores and helps merchants increase their sales. Shopping.com offers one of the largest product catalogs on the Internet — searchable by thousands of attributes — along with a consumer review service through Epinions.com, which helps users make informed buying decisions.

Classifieds Websites

Our classifieds websites are available in hundreds of cities and regions around the world and are designed to help people meet, share ideas and trade on a local level. Our classifieds websites include Kijiji, Gumtree.com, LoQUo.com, Intoko, Marktplaats.nl and mobile.de. In addition, we have a minority equity investment in craigslist, Inc., which operates the craigslist classifieds websites around the world.

Rent.com

Rent.com is a leading U.S. Internet listing website in the apartment and rental housing industry. The website is designed as a more effective means of bringing apartments seekers and apartment managers together.

Key Services for Buyers and Sellers

We have developed a number of features in our eBay.com platform in the areas of Trust and Safety, Customer Support and Value-Added Tools and Services, as well as a Loyalty Program. These features are designed to make users more comfortable dealing with unknown trading partners and completing commerce transactions on the Internet.

Trust and Safety

Feedback Forum:  Our Feedback Forum encourages each user to provide comments on other users with whom he or she trades and lets every user view other users’ profiles, which include feedback ratings and comments by other users. Every registered user has a feedback profile that may contain compliments, criticisms and other comments by users who have conducted business with that person. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match specific transactions with the user names of their trading partners. This information is recorded in a profile that includes a feedback rating for the person with feedback sorted according to whether it was given over the past month, six months, or twelve months. Users who develop positive reputations have color-coded star symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. The Feedback Forum has several automated features designed to detect and prevent some forms of abuse, such as a user leaving positive feedback about himself or herself through multiple accounts.

SafeHarbor Program:  We also offer the SafeHarbor program, which provides guidelines for trading, provides information to resolve user disputes and responds to reports of misuse of the eBay service. eBay’s SafeHarbor staff investigates users’ complaints of possible misuse of the eBay service and takes appropriate action, including issuing warnings to users, ending and removing listings, or suspending users from bidding on or listing items for sale. The complaints the SafeHarbor staff investigates include various forms of bid manipulation, malicious posting of negative feedback and posting of illegal items for sale.

Verified Rights Owner (VeRO) Program:  The Verified Rights Owner (VeRO) Program lets intellectual property rights owners request the removal of listings that offer items or contain materials that infringe on their rights. This helps protect community members from purchasing items that may be counterfeit or otherwise unauthorized.

Customer Support

We devote resources to providing personalized, accurate and timely support services to our community of users. Buyers and sellers can contact us through a variety of means, including email, online text chat and, in certain circumstances, telephone. We are focusing our resources on increasing our accessibility and capacity, expanding our category-specific support, extending our online self-help features, and improving our systems and processes to allow us to provide the most efficient and effective support possible.

Value-Added Tools and Services

eBay users have access to a variety of “pre-trade” and “post-trade” tools and services to enhance their user experience and to make trading faster, easier and safer for them. “Pre-trade” tools and services are intended to simplify the listing process. “Post-trade” tools and services are designed to make transactions easier and more convenient to complete.

These tools and services include: Turbo Lister, eBay Blackthorne, ProStores, Selling Manager and Selling Manager Pro, which help automate the selling process; Picture Services, which enables sellers to include pictures in their listings; the Shipping Calculator, which makes it easier for buyers and sellers to calculate shipping costs; Shipping Labels, which allows sellers to print certain postage and UPS labels; Shipment Tracking, which enables sellers to track their shipped packages; the eBay Toolbar, which helps eBay users stay connected with eBay wherever they are on the Internet; eBay Sales Reports and eBay Sales Reports Plus, which provide sales and fee information to sellers; eBay Market Research, which enables sellers to analyze sales in categories across the site; Reviews and Guides, which assists shoppers in making more informed choices; and PayPal, which facilitates the online exchange of funds. We currently provide these services directly or through contractual arrangements with third parties.

Loyalty Program

PowerSeller program:  PowerSellers are eBay’s top sellers who have sustained a consistent high volume of monthly sales and who have a high level of positive feedback. Members of the PowerSeller program get a range of special benefits, including prioritized customer support, promotional offers, eBay promotional merchandise, advanced selling education, opportunities to participate in research, and other special rewards. The PowerSeller program is free of charge and a special PowerSeller icon is located next to the seller’s user name if the seller qualifies for the program.

Marketplaces Growth Strategy

We intend to achieve our mission of creating the world’s leading e-commerce franchise by building upon our core Marketplaces business and building our adjacent businesses.

We will continue to grow our core Marketplaces business by enhancing our products, improving Trust and Safety and extending our product offerings into new formats, categories and geographies. Our product enhancements are focused on improving the user experience to increase buyer satisfaction and activity levels which we believe will improve our conversion rates and, in turn, lead to higher GMV. For example, in 2006, we introduced eBay Express, a specialty destination site for buyers looking to purchase new merchandise at fixed prices. eBay Express targets existing registered users in an effort to increase their purchasing activity. Improvements to our Trust and Safety policies are designed to ensure that buyers have a safe trading experience to drive repeat business.

Another element of our growth strategy is to build adjacent businesses. These adjacencies, which offer opportunities for growth beyond our core GMV businesses, include new formats and new monetization models. We will continue to grow our alternative format businesses — Shopping.com and our classifieds websites. In addition, we intend to expand our monetization models through advertising partnerships and the development of a pay-per-call platform.

Payments

Our global payments platform, PayPal, enables any individual or business with an email address to securely, easily and quickly send and receive payments online. We believe our global payments platform makes online commerce more efficient compared to traditional payment methods such as checks, money orders, and credit cards via merchant accounts. These traditional payment methods present various obstacles to the online commerce experience, including lengthy processing time, inconvenience, and high costs. PayPal delivers a product well-suited for all online merchants and individuals by allowing them to send and receive online payments securely, conveniently and cost-effectively. The PayPal network builds on the existing financial infrastructure of bank accounts and credit cards to create a global, real-time payment solution.

PayPal Value Proposition

Providing more efficient and effective payment methods is essential to creating a faster, easier and safer online commerce experience. Traditional payment methods such as checks, money orders and credit cards processed through merchant accounts, all present various obstacles to the online commerce experience, including lengthy processing time, inconvenience and high costs. Our PayPal online payments solution allows its account holders, as well as users of other online businesses, to pay for their transactions securely, easily and quickly.

Buyer Value Proposition

PayPal enables buyers to pay merchants without sharing their sensitive financial information with them. To make payments, buyers need to disclose only their email addresses to recipients. Many buyers wary of disclosing financial information online find this high level of personal privacy attractive. Buyers also benefit from PayPal’s buyer protection program.

Seller Value Proposition

PayPal offers online merchants an all-in-one payment processing solution that is less expensive than most merchant accounts, offers industry-leading fraud prevention, and enables merchants to conduct business with approximately 133 million PayPal customer accounts in over 100 markets. PayPal also offers merchants the ability to maintain a direct relationship with their customers.

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

The account-based nature of PayPal’s network helps us to detect and prevent fraud when funds enter the PayPal network, as funds move within the network, and when they leave. Sellers can also reduce the risk of transaction losses due to unauthorized credit card use and fraudulent chargebacks, if they comply with PayPal’s Seller Protection Policy.

PayPal Overview

Joining the Network

PayPal offers three types of accounts: Personal, Business, and Premier. A new account holder typically opens an account to send money for an eBay purchase or a purchase on another website, a payment for services rendered, or for a payment to an individual in lieu of cash. Allowing new account holders to join the network when they make or receive payments encourages PayPal’s natural, user-driven growth. PayPal’s account sign-up process asks each new account holder to provide PayPal his or her name, street address, phone number, and email address. The account holder’s email address serves as the unique account identifier. PayPal also offers customers who sell on their own websites the ability to accept credit card payments from buyers without requiring the buyer to open a PayPal account.

Buyers make payments at the PayPal website, at an item listing on eBay.com or another online business or platform where the seller has integrated PayPal’s Instant Purchase Feature, or at the sites of merchants that have integrated PayPal’s Website Payments feature. To make a payment at PayPal’s website, a buyer logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through Instant Purchase or Website Payments, a buyer selects an item for purchase, confirms the payment information and enters his or her email address and password to authorize the payment. PayPal debits the money from the buyer’s PayPal balance, credit card, or bank account and credits it to the recipient’s PayPal balance. In the case of an eCheck payment, the transaction is held until the funds have cleared the sender’s bank, which typically takes three to five business days. In turn, the recipient can make payments to others or withdraw his or her funds at any time via check (in the U.S.), electronic funds transfer, or via a PayPal-branded debit card (which is only available to U.S. users).

PayPal earns revenues in five ways. First, PayPal earns transaction fees when a Business or Premier account receives a payment. Second, PayPal earns a foreign exchange fee when an account holder converts a balance from one currency to another. Third, PayPal may earn fees when a user withdraws money to a non-U.S. bank account, depending on the amount of the withdrawal. Fourth, PayPal earns a return on certain customer balances. Finally, PayPal may earn ancillary revenues from a suite of financial products, including the PayPal-branded debit card, the PayPal-branded credit card and the PayPal Buyer Credit offering.

We incur funding costs on payments at varying levels based on the source of the payment, with costs associated with credit card and debit card funded payments being significantly higher than bank account or balance-funded payments. U.S. account holders who choose to maintain PayPal balances in U.S. dollars have the ability to sweep balances into the PayPal Money Market Fund. This Money Market Fund, which is invested in a portfolio managed by Barclays Global Fund Advisors, bore a current compound annual yield of 5.02% as of January 3, 2007.

Verification of Account Holders

To fund payments from their bank accounts in the United States, account holders must first become verified by PayPal. The primary method for verification is our Random Deposit technique. Under this technique, PayPal makes two deposits ranging from 1 to 99 cents to the account holder’s bank account. To verify ownership of the account, the account holder then enters the two amounts as a four-digit code at the PayPal website. In addition to allowing funding through bank accounts, verification also removes some spending limits on account holders’ accounts and gives them reputational advantages when transacting with other members of the PayPal community.

Withdrawing Money

Each account holder in the U.S. and, as of December 31, 2006, in 34 other markets, may withdraw money from his or her PayPal account through an electronic fund transfer to his or her bank account or, in the U.S., by a mailed check from PayPal. Automated Clearing House, or ACH, withdrawals may take three to five business days to arrive in the account holder’s bank account, depending on the bank. However, everyone who can receive funds can withdraw to a U.S. bank account. Mailed checks may take one to two weeks to arrive, and PayPal charges $1.50 per check. Qualifying PayPal business users in the U.S. can receive a PayPal ATM/debit card, which provides instant liquidity to their PayPal account balances. ATM/debit cardholders can withdraw cash, for a $1.00 fee per transaction, from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard.

PayPal’s Trust and Safety Programs

We have developed a number of PayPal trust and safety programs, including PayPal’s Seller Protection and Buyer Protection Programs. These programs provide additional protection to certain account holders who pay, or receive payment, for their transactions through PayPal. PayPal’s Seller Protection Program covers sellers for up to $5,000 per year on certain reversed transactions. PayPal’s Buyer Protection Program covers qualified purchases on eBay.com for up to $2,000 coverage at no cost (with different terms for transactions denominated in non-U.S. currencies). In addition, our Fraud Investigation Team focuses on identifying and preventing fraud before it occurs, detecting fraud in process, mitigating loss if fraud does occur and delivering information to law enforcement around the world to better combat online fraud.

PayPal Growth Strategy

We seek to extend our leading position and become the online payment network of choice around the world. To establish PayPal as the global payment standard in online payments, we intend to focus on, among other things, increased adoption of PayPal on Marketplaces, expansion of PayPal’s Merchant Services, which are services for merchants who sell through their own websites, and further development of online financial products.

Marketplaces

PayPal’s services are integrated into the checkout flow of the eBay.com platform in our key markets, including the U.S., Germany, the U.K. and Canada. In 2006, eBay.com generated more than $52 billion in GMV. PayPal, in turn, generated over $24 billion of total payment volume from eBay.com transactions.

We intend to increase PayPal’s penetration of GMV on the eBay.com platform through product innovation, integrate PayPal onto the other platforms within our Marketplaces segment and expand PayPal’s global presence. We intend to strengthen PayPal’s penetration into the payments area on the Marketplaces platforms by continuing to integrate with eBay listings and new formats, focus on buyer protection programs and adding product features important to the Marketplaces community. Our expansion into an increased number of international markets and currencies makes cross-border transactions easier and more efficient, benefiting both Marketplaces and PayPal.

Merchant Services

We intend to continue to market our global payments solution to spur our growth as a payment solution for sole proprietors and small, medium, and large businesses. Our Merchant Services business offers a differentiated product solution for each merchant segment — sole proprietor, small and medium businesses, and large merchants — while providing a cost-effective and safe payment solution in all segments.

We intend to grow our global Merchant Services business by enhancing our product offering, leveraging our multiple sales channels to expand our network of merchants and developing our global footprint.

Financial Products

We will continue to identify transactions and markets not served adequately by existing payment systems and seek to develop product features that improve upon those legacy systems. In addition, we will seek to expand the breadth of products and services available to our account holders and have begun offering financial products like the PayPal branded debit card, PayPal branded credit card and the PayPal Buyer Credit Offering. Furthermore, we are developing a mobile payments solution and launched Go Mobile with PayPal during 2006 as a foundation for our mobile platform.

Communications

We added the Communications segment upon our acquisition of Skype in October 2005. Skype is a Luxembourg-based company that was established in 2003.

Skype Value Proposition

Our vision is to give our users the ability to communicate freely at home, at work and on the move. Skype offers a simple, convenient and cost-effective way for people anywhere in the world to call landlines and mobile phones over the Internet. People around the world using Skype can make free voice and video calls to anyone else on Skype, as well as send instant messages, transfer files and participate in Skypecasts, which are live, moderated conversations with up to 100 people.

Skype Overview

Skype is one of the world’s fastest-growing Internet communication products, providing free and unlimited voice, video and instant messaging conversations between people using the Skype software. Skype earns revenues from premium features such as making and receiving calls to and from landline and mobile phones, voicemail, call forwarding and personalization including ringtones and avatars. Skype is available in 28 languages.

User Base

As of December 31, 2006, Skype had approximately 171 million registered users and is used in almost every country around the world. The Skype software is easy to download and install, and enables people to make free voice and video calls to any other person on Skype, as well as send instant messages and transfer files.

In addition to free calls to other registered Skype users, people can also take advantage of Skype’s premium features, including SkypeOut (calls from Skype to traditional landlines or mobile phones), SkypeIn (a number which can be called from a normal phone anywhere in the world) and Skype Voicemail (takes calls when users are busy or offline).

In 2006, we launched several promotions globally as well as locally, and they drove significant user growth in registered users, especially in Asia. We intend to migrate users to higher value premium offerings.

Ecosystem

Skype has a large and expanding ecosystem of hardware and software products created by third parties that extend, enable or improve the experience of using Skype. We are focused on further developing this ecosystem of more than 50 hardware partners and more than 150 Skype Certified devices to broaden the appeal of Skype to a wider group of people who want to use Skype away from the computer, no matter where they happen to be. This is especially true for people who want to take advantage of the mobile Skype experience, which has already been downloaded more than five million times and is available on more than 120 different models of mobile devices.

Skype Growth Strategy

To expand upon Skype’s position as a leading, global Internet communications company, we will continue to focus on new user acquisition and conversion of users to premium offerings, while further developing around two broad areas of Skype’s business: existing telephony products and new e-commerce opportunities. Part of our strategy to acquire new users is to achieve a desktop presence. In order to do this, we have partnered with certain computer manufacturers to include Skype in their new computers.

Existing Telephony Products

Our strategy for driving growth from existing telephony products relies on new user acquisition, a better product and innovative new features. In 2007, we launched a new global pricing structure that gives users an easy-to-understand all-in-one Skype package. This packages offers a simple, convenient and cost-effective way for consumers worldwide to call landlines and mobile phones over the Internet.

To continue growing the number of people using Skype, and to improve the Skype experience, we will work with our partners to introduce new Skype Certified devices and accessories, many of which eliminate the need for a computer to make Skype calls over the Internet.

In addition to working with our partners we will continue to make Skype Certified products available directly to our users through Skype’s webstore as well as through other retail channels.

New E-Commerce Opportunities

We plan on expanding Skype’s presence within our existing businesses because communication via e-mail — the traditional way for buyers and sellers to communicate — can be a source of friction in the online shopping experience, primarily because of delays in response time. Skype enables us to create new channels for e-commerce activity by reducing friction in the online shopping experience. Communication via Skype allows buyers and sellers to benefit from being able to communicate directly with each other in an instantaneous and private environment.

Other Items

Employees

As of December 31, 2006, eBay Inc. and its subsidiaries employed approximately 13,200 people (including approximately 600 temporary employees), approximately 7,900 of whom were located in the U.S. (including approximately 300 temporary employees).

Competition

We encounter vigorous competition in our businesses from numerous sources. Our users can find, buy, sell, and pay for similar items through a variety of competing channels. These include, but are not limited to, online and offline retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, classifieds, directories, search engines, products of search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), online and offline shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online and offline channels for those new offerings. We also compete on the basis of price, product selection, and services. For our PayPal service, our users may choose to pay through a variety of alternative means, including other online payment services, offline payment methods such as cash, check or money order, and traditional online or offline credit card merchant accounts. For our Communications segment, our users may choose to use their local telephone companies, cable providers, and other VoIP providers. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a material adverse effect on our business, financial position, operating results, and cash flows and reduce the trading price of our stock. We believe that we will be able to maintain profitability by preserving and expanding the abundance and diversity of our users’ online community and enhancing our user experience, but we may not be able to continue to manage our operating expenses to mitigate a decline in consolidated net income. For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the caption “Our industry is intensely competitive.”

Seasonality

We have historically experienced our strongest quarter of sequential growth in our fourth quarter. We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns as our business continues to mature. Our expectation is that Skype’s business will experience seasonally slower growth during holiday and vacation periods.

Technology

Marketplaces and Payments

Our Marketplaces and Payments platforms utilize a combination of proprietary technologies and services as well as technologies and services provided by others, We have developed intuitive user interfaces, customer tools and transaction processing, database and network applications that enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We are continually improving our technology to enhance the customer experience and to increase efficiency, scalability and security. For information regarding technology related risks, see the information in “Item 1A: Risk Factors” under the caption “Our failure to manage growth could harm our business.”

Communications

Skype’s VoIP communications and other services are delivered through a peer-to-peer network architecture whereby users joining the network provide much of the technology resources that enable the Skype services. To access Skype’s services, users download Skype software over the Internet. Skype utilizes a combination of proprietary technologies and services as well as technologies and services provided by others to design, develop and support its software products. For more information regarding Skype’s technology risks, see the information in “Item 1A: Risk Factors” under the caption “Skype depends on key technology that is licensed from third parties.”

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

We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws and by using the domain name dispute resolution system. As a result, we actively pursue the registration of our trademarks, copyrights, patents and domain names in the U.S. and other major countries. The expansion of our business has required us to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive, may require litigation, and may not be successful in every location. We have registered or applied to register for our “eBay” trademark in the U.S. and over 50 non-U.S. jurisdictions and have in place an active program to continue securing the “eBay,” “PayPal,” and “Skype” domain names in major non-U.S. jurisdictions. If we are unable to secure our trademarks or domain names, we could be adversely affected in any jurisdiction in which our trademarks or domain names we are not registered.

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We currently are involved in several such legal proceedings. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions “We are subject to patent litigation” and “We may be unable to protect or enforce our own intellectual property rights adequately.”

Segments and Geographic Information

For an analysis of financial information about our segments as well as our geographic areas, see “Note 4 — Segments” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, to attract new users, and to encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	the volume, size, timing, and completion rate of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to integrate, manage, and profitably expand and further monetize the Skype business;

•	our ability to successfully integrate and manage other recent and prospective acquisitions;

•	regulatory actions imposing obligations on our businesses or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	the costs and results of litigation that involves us;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to develop product enhancements at a reasonable cost and to develop programs and features in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to increase the acceptance of PayPal by online merchants outside of the eBay Marketplaces;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to manage PayPal’s transaction loss and credit card chargeback rates and payment funding mix;

•	our ability to continue Skype’s growth and to find mechanisms to more effectively monetize it;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.

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

We may not maintain our level of profitability or rates of growth.

We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active on our websites and services, and increase the activity levels of our active users;

•	react to changes in consumer use of the Internet and develop new services, as well as new sources of revenues from our existing services;

•	manage the costs of our business, including the costs associated with maintaining and enhancing our websites, customer support, transaction and chargeback rates, user protection programs, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	cost effectively increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading, communication, and payment experiences.

We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have declined over time and may continue to do so as the existing base of users and transactions becomes larger. As our penetration in established markets grows, we will increasingly need to rely on keeping existing users active and increasing their activity level on our sites for growth in those markets. In addition, our Marketplaces business is facing increased competitive pressure, particularly in Asia. Because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major eBay Marketplace markets also adversely affect PayPal’s growth rate. The expected future growth of our PayPal, Skype, and Shopping.com businesses may also cause downward pressure on our profit margin because those businesses have lower gross margins than our eBay trading platforms.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, the U.K., and South Korea, has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 46% and 48%, respectively, of our net revenues in 2005 and 2006. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in late 2006 we announced a change to our strategy in China by entering into a joint venture with a local Chinese company. Even if we are successful in developing new markets, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, Skype, Shopping.com, and Kijiji, we are subject to risks of doing business internationally, including the following:

•	regulatory requirements, including regulation of Internet services, communications, auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to special taxes, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	strong local competitors;

•	different and more stringent user protection, data protection, and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

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

We maintain a portion of Shopping.com’s research and development facilities and personnel in Israel, and as a result, political, economic and military conditions in Israel affect those operations. During 2006, hostilities escalated between Israel and Hamas in the Gaza Strip and between Israel and Hezbollah, based in Lebanon. The future of peace efforts between Israel and its neighboring countries remains uncertain. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring states could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of Shopping.com’s employees in Israel could be required to serve in the military for extended periods of time under emergency circumstances. Shopping.com’s Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect its business.

We are exposed to fluctuations in currency exchange rates.

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. Net revenues in the twelve-month period ended December 31, 2006 were positively impacted by foreign currency translation of $40 million, compared to the same period of the prior year. Operating income in the twelve-month period ended December 31, 2006 was positively impacted by foreign currency translation of $14 million, compared to the same period of the prior year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While we from time to time enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these suits are ongoing, as described under the heading “Item 3: Legal Proceedings,” below. We have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Payments and Communications businesses. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

Government inquiries may lead to charges or penalties.

A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, we have from time to time been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. Both eBay and PayPal are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against either company. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

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

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. and Robespierre, Inc. (doing business as Nanette Lepore) in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, and a number of other owners of intellectual property rights. The plaintiffs in these cases seek to hold eBay liable for counterfeit items listed on our sites by third parties, for the misuse of trademarks in listings or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws. Tiffany seeks, among other things, injunctive relief and damages. A trial in the Tiffany case has been scheduled for May 2007. Nanette Lepore sought, among other things, to require eBay to block all listings offering Nanette Lepore items, as well as damages. The court denied Nanette Lepore’s request for a preliminary injunction, and found that eBay’s process for addressing the listing of counterfeit items by third parties on its site was both reasonable and adequate. Nanette Lepore initially appealed the ruling, but subsequently abandoned its appeal. Other luxury brand owners have also filed suit against us or have threatened to do so. In addition, we may be subject to criminal penalties if the authorities feel we have aided in the sale of counterfeit goods. While to date we have been largely successful in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. In particular, plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union because of the active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we have not adequately removed counterfeit listings or effectively suspended users who have created such listings. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business. Litigation and negative publicity may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

We are subject to general litigation and regulatory disputes.

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

We have acquired a number of businesses in the past, and we expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the large number and size and varying scope of our recent acquisitions, and, in the case of Skype, the complex earn-out structure associated with the transaction;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;

•	the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

•	in some cases, the need to transition operations, users, and customers onto our existing platforms.

Foreign acquisitions involve special risks, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. For example, we have yet to realize significant revenue benefits from the integration of Skype into listings on eBay sites. Future acquisitions or mergers may result in a need to issue additional equity securities, spend our cash, or incur debt, liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

System failures could harm our business.

We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. eBay’s primary website has been interrupted for periods of up to 22 hours, and our PayPal site has suffered intermittent unavailability for periods as long as five days. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial entity, frequent or persistent site interruptions could lead to regulatory inquiries. These inquiries could result in fines, penalties, or mandatory changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

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

Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require an increased focus on active marketing efforts across all of our brands. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. During 2004 and 2005, we significantly increased the number of brands we are supporting, adding Rent.com, Shopping.com, Kijiji, and Skype, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we do attract new users to our services, they may not conduct transactions using our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. The application of existing, new, or future laws could have adverse effects on our business.

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

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection or reporting or record-keeping obligation on companies such as eBay and PayPal that engage in or facilitate e-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance or if eBay were ever deemed to be the legal agent of eBay sellers by a jurisdiction in which eBay operates. Imposition of a record keeping or tax collecting requirement would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in some foreign jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we may be legally obligated to provide this data. Requirements that we disclose sellers’ transaction records to tax authorities, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.

In July 2003, in compliance with the changes brought about by the European Union, or EU, VAT directive on “electronically supplied services,” eBay began collecting VAT on the fees charged to EU sellers on eBay sites catering to EU residents. eBay also pays input VAT to suppliers within the various countries the company operates. In most cases, eBay is entitled to reclaim input VAT from the various countries with regard to our own payments to suppliers or vendors. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that eBay is not entitled to reclaim VAT would harm our business.

We continue to work with the relevant tax authorities and legislators to clarify eBay’s obligations under new and emerging laws and regulations. Passage of new legislation and the imposition of additional tax or tax-related reporting requirements could harm our users and our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which eBay conducts or will conduct business.

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

PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal has been assessed substantial fines for excess charge-backs in the past, and excessive charge-backs may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer. PayPal’s fraud loss rate increased significantly in the second half of 2006.

PayPal offers a buyer protection program that refunds to buyers up to $1,000 in certain eBay transactions if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. In January 2007, this program was revised to refund buyers who use PayPal up to $200 in most eBay transactions, and up to $2,000 in certain eBay transactions, if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. If PayPal makes such a refund, it may seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate. For the years ended December 31, 2005 and 2006, PayPal’s transaction loss totaled $73.8 million and $126.4 million, representing 0.27% and 0.33% of PayPal’s total payment volume, respectively.

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

The current regulatory environment for VoIP is uncertain and rapidly changing. Skype’s voice communications products are currently subject to very few, if any, of the same regulations that apply to traditional telephony and to VoIP-based telephone replacement services. VoIP companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. Governments may impose new or increased fees, taxes, and administrative burdens on VoIP companies, or Skype may change its product offerings in a manner that makes it become subject to telecommunications regulations. Increased fees could include access and other charges payable to local exchange carriers to carry and terminate traffic, contributions to federal or state Universal Service Funds in the United States and elsewhere, and other charges. New laws and regulations may require Skype to meet various emergency service requirements, disability access requirements, user protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act in the U.S. and similar laws in other jurisdictions. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode

Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of the VoIP telephony and Internet communications market heighten the risk that governments will seek to regulate VoIP and Internet communications. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures and regulatory agencies are considering whether to impose their own requirements and taxes on VoIP. Increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.

Regulatory agencies may require Skype to conform to rules that are difficult or impossible for it to comply with due to the nature of its communications technologies, which could adversely affect its business. For example, while suitable alternatives may be developed in the future, Skype is currently unable to identify the exact geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to-computer communications, either of which may make complying with future regulatory requirements, such as emergency service requirements, difficult or impossible.

In many countries in which Skype operates or provides VoIP products, the laws that may relate to its offerings are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which Skype is used. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.

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

Skype licenses technology underlying certain key components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the audio and video compression/decompression used to provide high sound and video quality. Although Skype has contracts in place with its third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in a decrease in service quality until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or to license or develop alternative technologies would harm Skype’s business.

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

A number of U.S. states have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 36 of these jurisdictions and interpretations in nine states that licensing is not required under their existing statutes. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. In July 2005, PayPal entered into a settlement agreement and agreed to pay $225,000 to the California Department of Financial Institutions in connection with alleged violations of the California Financial Code relating to the use of a receipt form for international payments that had not been pre-approved by the Department, and incomplete reporting to the Department. If PayPal were found to be in violation of other money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal.

We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board, and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of e-commerce services do not apply to PayPal, except for certain money transmitter licenses mentioned above. However, one or more states may conclude that PayPal is engaged in an unauthorized banking business. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states or could be subject to fines and penalties. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.7 million transactions per day during the year ended December 31, 2006, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

PayPal’s status under banking or financial services laws or other laws in markets outside the U.S. is unclear.

PayPal currently allows its customers with credit cards to send payments from 103 markets, and to receive payments in 49 of those markets. In 35 of these 49 markets, customers can withdraw funds to local bank accounts, and in eight of these markets customers can withdraw funds by receiving a bank draft in the mail. PayPal offers customers the ability to send or receive payments denominated in 17 currencies. 25 of the 103 markets whose residents can use the PayPal service are members of the European Union, and PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) Ltd., a wholly-owned subsidiary of PayPal that is licensed in the United Kingdom to operate as an Electronic Money Institution. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the United Kingdom regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to United Kingdom consumer protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.

In markets other than the U.S., European Union, Australia and China, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, future localization or targeted marketing of PayPal’s service in those countries could require licensure and other laws of those countries (such as data protection and anti-money laundering laws) may apply. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

PayPal’s failure to manage customer funds properly would harm its business.

PayPal’s ability to manage and account accurately for customer funds requires a high level of internal controls. PayPal has a limited operating history and management experience in managing these internal controls. As PayPal’s business continues to grow, it must strengthen its internal controls accordingly. PayPal’s success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage accurately customer funds could diminish customer use of PayPal’s product severely.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world. Adopted and proposed laws and regulations cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, tax-related reporting of business activity, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce, have begun to be interpreted by the courts and implemented by the EU Member States, but their applicability and scope remain somewhat uncertain. As our activities and the types of goods listed on our websites expand, including through acquisitions such as our recent acquisition of StubHub, an online ticket marketplace, regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items, such as real estate, event tickets, cultural goods, boats, and automobiles.

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

In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. A number of the lawsuits against us relating to trademark issues seek to have our websites subject to unfavorable local laws. As we expand and localize our international activities, we become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to bans on our services.

Our tickets business is subject to regulatory, competitive, and other risks that could harm this business.

Our tickets business, which includes our recently-acquired StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets, and some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets. In addition, new laws and regulations may be passed that would limit our or our users’ ability to continue this business. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions.

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites, and in November 2006 the New England Patriots filed suit against StubHub alleging that StubHub’s resale activities violate Massachusetts’ ticket resale laws and constitute intentional interference with the team’s relationship with its season ticket holders. Such litigation could result in damage awards, could require us to change our business practices in harmful ways, or could otherwise negatively affect our tickets business. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers (such as TicketsNow and RazorGator). If we are unable to effectively compete with these competitors, our tickets business could be harmed.

Our business is subject to online security risks, including security breaches and identity theft.

To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not detect or prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Under credit card rules and our contract with our card processors, if there is a breach of credit card information that we store, or that is stored by PayPal’s direct credit card processing customers, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.

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

Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer service and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal has in the past received negative publicity with respect to its customer service and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in the eBay brands as a whole.

Problems with third parties who provide services to us or to our users could harm our business.

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, and caching services that make our sites load faster, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the credit card and bank clearing networks. Financial, regulatory, or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, and thereby harm our business. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, there can be no assurance that we will continue to be able to do so in the future.

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

Skype’s future success depends substantially upon the continued services of its senior management and key personnel, and the loss of their services could harm our business. Several key members of Skype’s engineering team are consultants, not full-time employees, who provide services to us and third parties. A number of Skype’s employees had equity in Skype prior to its acquisition by eBay. Skype equity holders were given the option of receiving their portion of the acquisition consideration in the form of a lump-sum up- front payment or receiving a lower up-front payment in exchange for the possibility of receiving additional consideration in the form of potential earn-out payments tied to the achievement of certain performance targets prior to June 30, 2009. Several key members of Skype’s senior management and key employees chose to receive less up-front consideration in exchange for the possibility of receiving the performance-based earn-out payments. Although eligible Skype employees have also been granted eBay stock options, the earn-out payments are not tied to continued employment with Skype or eBay, and key Skype employees may choose to depart because of differences in corporate culture, because they believe the earn-out targets will be achieved without their contributions, or because they believe the earn-out targets are not achievable. The loss of the services of any of Skype’s senior management or key personnel could delay the development and introduction of new features and products, and could harm our ability to grow Skype’s business.

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

A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds sites such as Oodle.com, Google Base, and Microsoft Live Expo. In 2005, we acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google’s Froogle, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Home & Garden category include: Ace Hardware, Baby Style, Baby Universe, Bed, Bath & Beyond, Brookstone, Burpee.com, Crate & Barrel, Do-It-Best Hardware, Ethan Allen, Frontgate, Harbor Freight, IKEA, HomeBase, Home Depot, Kohl’s, Lamps Plus, Lowes, Linens ’n Things, OSH, Pier One, Pottery Barn, Restoration Hardware, Smith & Hawken, Spiegel, Tuesday Morning, True Value Hardware, and Williams-Sonoma.

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online e-commerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum and Gmarket in South Korea, and Amazon in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

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

In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. For example, PayPal has implemented a buyer protection program generally covering losses for eBay transactions paid with PayPal up to $200 and covering losses from selected eBay sellers up to $2,000, with no deductible. Depending on the amount and size of claims we receive under these programs, these product offerings could harm our profitability. Similarly, in July 2006 we announced pricing and product changes related to our store inventory format that may reduce the revenue and profits of that format. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout recently extended its free payment processing promotion through the end of 2007. Promotions such as this may force PayPal to lower its prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.

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

Skype

The market for Skype’s products is also emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP products or services that compete with the software Skype provides. In addition, many established Internet companies, including AOL, Google, Microsoft, and Yahoo, as well as newer companies, offer, or have indicated that they plan to offer in the near future, products that are similar to Skype’s. We expect competitors to continue to improve the performance of their current products and introduce new products, software, services, and technologies. If Skype’s competitors successfully introduce new products or enhance their existing products, this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company. In addition, some of Skype’s competitors, such as telecommunications carriers and cable television providers, may be able to bundle services and products that Skype does not offer. These could include various forms of wireless communications, voice and data services, Internet access, and cable television. This form of bundling would put Skype at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. Furthermore, competitors may choose to make their services interoperable with one another, rather than proprietary, which could increase the attractiveness of their services relative to Skype and decrease the value of Skype’s network of users.

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

Our operations in the People’s Republic of China, or PRC, are conducted through our EachNet subsidiary, a recently announced joint venture between EachNet and Tom Online, and a PayPal subsidiary. EachNet and PayPal are Delaware corporations and foreign persons under the laws of the PRC are subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including the entities through which we do business in the PRC, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, EachNet is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. The PayPal China website is operated through a foreign-owned enterprise owned by a PayPal subsidiary, which acts in cooperation with a local PRC company owned by certain local employees. We believe the current ownership structures of EachNet, the joint venture between EachNet and Tom Online, and PayPal comply with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. The People’s Bank of China, or PBOC, has recently proposed guidelines for payment settlement organizations which may require PayPal to identify and negotiate a new business relationship to act in cooperation with a local PRC entity that is not owned by local employees and has a substantial operating history, and to obtain prior approval of the relationship from the PBOC. There are also uncertainties regarding EachNet’s and PayPal’s ability to enforce contractual relationships they have entered into with respect to management and control of the company’s business. If any of the entities through which we do business in the PRC were found to be in violation of any existing or future PRC laws or regulations, they could be subject to fines and other financial penalties, have their business and Internet content provider licenses revoked, or be forced to discontinue business entirely. In addition, any finding of a violation of PRC laws or regulations by any of the entities through which we do business in the PRC could make it more difficult for us to launch new or expanded services in the PRC.

Although Skype does not conduct operations in the PRC directly, it makes its software available through a joint venture with Tom Online and its software is used by residents of the PRC. PRC regulations surrounding VoIP telephony are unclear and the PRC or one or more of its provinces may adopt regulations or enforce existing regulations that restrict or prohibit the use of Skype’s software.

Our business may be adversely affected by factors that cause our users to spend less time on our websites, including seasonal factors, national events and increased usage of other websites.

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

The success of Skype depends on continued growth in its number of users, which in turn depends on wider public acceptance of VoIP. The VoIP communications medium is still in its early stages, and it may not develop a broad audience. Skype users may be required to purchase computer headsets, or leave a personal computer on to communicate, and they may believe that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. Managers of some large private branch exchange, or PBX, systems in businesses, universities, government agencies, and other institutions may refuse to allow the use of Skype due to concerns over security, server usage, or for other reasons. If VoIP does not achieve wide public acceptance, our Skype business will be adversely affected.

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

We own real property, including land and buildings related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:  PROPERTIES

We own and lease various properties in the United States and in 24 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. Our corporate headquarters of approximately 150,000 square feet are located in San Jose, California. As of December 31, 2006, our owned and leased properties provided us with aggregate square footage of approximately 1.5 million and 1.6 million, respectively. As of December 31, 2006, the total square footage generally used by our Marketplaces, Payments and Communications segments was approximately 1.7 million, 1.1 million and 100,000 respectively.

From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3:  LEGAL PROCEEDINGS

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a decision is expected in the first half of 2007. In September 2004, the German Federal Supreme Court issued its written opinion in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. Although it is not yet clear what the ultimate effect of the reasoning of the German Federal Supreme Court’s ricardo.de decision will have when applied to eBay, we believe the Court’s decision has resulted in an increase in similar litigation against us in Germany, although we do not currently believe that it will require a significant change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges we have violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 35 million in damages. In or about September 2006 Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network plaintiffs’ have set up in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint are due in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. In March 2006, the Patent and Trademark Office reiterated its earlier ruling rejecting the claims contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We have requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. The district court recently allowed additional discovery regarding these matters, and final briefs regarding both claims are due in March 2007. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe avoids any infringement of the consignment patent. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and not infringed. The parties are in the process of conducting discovery, and we expect a trial date to be scheduled for 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In August 2006, Peer Communications Corporation filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 6-06CV-370) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed two patents owned by Peer Communications relating to uniform network access. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The parties are in the process of conducting discovery, and a trial date has been scheduled for October 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us, especially in Europe. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on The Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “EBAY” since September 24, 1998. The following table sets forth the high and low per share prices of our common stock (after giving retroactive effect to all previous stock splits for the periods indicated), as reported by The Nasdaq Global Select Market.

	High	Low

Year Ended December 31, 2005
First Quarter	$58.89	$35.00
Second Quarter	40.94	30.78
Third Quarter	44.98	32.75
Fourth Quarter	47.60	37.22
Year Ended December 31, 2006
First Quarter	$47.86	$36.93
Second Quarter	40.82	28.20
Third Quarter	29.48	22.83
Fourth Quarter	33.99	27.00

As of February 16, 2007, there were approximately 4,300 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings for the foreseeable future.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006, including our 1996 Stock Option Plan, 1997 Stock Option Plan, 1998 Employee Stock Purchase Plan, 1998 Equity Incentive Plan, 1998 Directors Stock Option Plan, 1999 Global Equity Incentive Plan, 2001 Equity Incentive Plan, and 2003 Deferred Stock Unit Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders, also referred to as our non-plan grants. No warrants are outstanding under any of the foregoing plans.

	(a)				(c)
	Number of				Number of Securities
	Securities		(b)		Remaining Available for
	to Be Issued		Weighted Average		Future Issuance under
	upon Exercise of		Exercise Price of		Equity Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column(a))

Equity compensation plans approved by security holders	133,608,434	(1)	$31.01	(2)	108,066,657	(3)
Equity compensation plans not approved by security holders	768,184	(4)	0.39		—

Total	134,376,618		$30.83		108,066,657

(1)	Includes 36,056 shares of our common stock issuable pursuant to deferred stock units, or DSUs, under our 2003 Deferred Stock Unit Plan, and 508,150 shares of our common stock issuable pursuant to restricted stock units under our 1998 Equity Incentive Plan. DSUs and restricted stock units represent an unfunded, unsecured right to receive shares of eBay common stock (or, in the case of DSUs, the equivalent value thereof in cash or property), and the value of DSUs and restricted stock units varies directly with the price of eBay’s common stock.

(2)	Because DSUs and restricted stock units do not have an exercise price, the 36,056 shares of our common stock issuable pursuant to DSUs under our 2003 Deferred Stock Unit Plan and 508,150 shares of our common stock issuable pursuant to restricted stock units under our 1998 Equity Incentive Plan are not included in the calculation of weighted average exercise price.

(3)	Includes 5,575,774 shares of our common stock remaining reserved for future issuance under our 1998 Employee Stock Purchase Plan, or the ESPP, as of December 31, 2006. Our ESPP contains an “evergreen” provision that automatically increases, on each January 1, the number of securities reserved for issuance under the ESPP by the number of shares purchased under the ESPP in the preceding calendar year, provided that the aggregate number of shares reserved for issuance under the ESPP may not exceed 36,000,000 shares. As of December 31, 2006, an aggregate amount of 9,785,222 shares had been purchased under the ESPP since its inception. An aggregate amount of 1,624,226 shares was purchased under the ESPP in 2006, and the number of securities available for issuance under the ESPP was increased by that number on January 1, 2007, bringing the total number of shares reserved for future issuance on January 1, 2007 to 7,200,000. None of our other equity compensation plans has an “evergreen” provision.

(4)	Does not include: (i) 7,050 shares of our common stock, with a weighted average exercise price of $2.73 per share, to be issued upon exercise of outstanding options assumed by us under the Half.com, Inc. 1999 Equity Compensation Plan; (ii) 37,726 shares of our common stock, with a weighted average exercise price of $0.77 per share, to be issued upon exercise of outstanding options assumed by us under the X.com Corporation 1999 Stock Plan; (iii) 494,108 shares of our common stock, with a weighted average exercise price of $9.14 per share, to be issued upon exercise of outstanding options assumed by us under the PayPal, Inc. 2001 Equity Incentive Plan; (iv) 184,562 shares of our common stock, with a weighted average exercise price of $9.47 per share, to be issued upon exercise of outstanding options assumed by us under the Shopping.com Ltd. 2003 Omnibus Stock Option and Restricted Stock Incentive Plan; (v) 944,682 shares of our common stock, with a weighted average exercise price of $36.30 per share, to be issued upon exercise of outstanding options assumed by us under the Shopping.com Ltd. 2004 Equity Incentive Plan; or (vi) 1,118,794 shares of our common stock, with a weighted average exercise price of $3.88 per share, to be issued upon exercise of outstanding options assumed by us under the Skype Technologies S.A. Stock Option Plan Rules. All of the options and related plans referenced above were assumed by us in connection with acquisitions. We cannot make subsequent grants or awards of our equity securities under any of these plans. Prior to each acquisition, the stockholders of the acquired company approved the acquired company’s plan. Our stockholders, however, did not approve any of the plans in connection with the acquisitions.

The only outstanding non-plan grant as of December 31, 2006 relates to an individual compensation arrangement that was made prior to the initial public offering of our common stock in 1998. At the time of this non-plan grant, members of our Board of Directors, or Board, and their affiliates beneficially owned in excess of 90% of our then outstanding equity and voting interests. This non-plan grant was initially disclosed in our initial public offering prospectus filed with the SEC on September 25, 1998 under the headings “Management — Director Compensation” and “— Compensation Arrangements.” Except as set forth below, the terms and conditions of this non-plan grant are identical to the terms of options granted under our 1997 Stock Option Plan, a copy of which was filed as an exhibit to our S-1 Registration Statement (No. 33-59097) filed in connection with our initial public offering.

The outstanding non-plan grant involved the Board’s grant of an option to purchase 3,600,000 shares of our common stock at an exercise price of $0.39 to Scott Cook upon his joining our Board in June 1998 as an independent director. These options granted to Mr. Cook were non-qualified options and were immediately exercisable, with a term of 10 years. These options fully vested in June 2002. Mr. Cook exercised options to purchase 480,000 shares in

2002, exercised options to purchase 1,430,000 shares in 2003, exercised options to purchase 307,272 shares during 2005 and exercised options to purchase 614,544 shares during 2006. As of December 31, 2006, options to purchase 768,184 shares remain outstanding under the non-plan grant.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2001 in (i) our common stock, (ii) the Nasdaq National Market Index, (iii) the S&P 500 Index and (iv) the GSTI Internet Index. We were added to the S&P 500 Index on July 19, 2002. The GSTI Internet Index is a modified-capitalization weighted index of 14 stocks representing the Internet industry, including Internet content and access providers, Internet software and service companies and e-commerce companies. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended December 31, 2006 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased as	Value that May Yet
	of Shares	Paid	Part of Publicly	be Purchased Under
Period	Purchased(2)	per Share	Announced Programs	the Program(1)

October 1, 2006-October 31, 2006	720	$29.10	—	$1,333,458,652
November 1, 2006-November 30, 2006	19,626,163	$33.02	19,625,603	$685,455,407
December 1, 2006-December 31, 2006	10,921,107	$32.23	10,920,547	$333,459,583

	30,547,990		30,546,150

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. The stock repurchase program was announced in July 2006. Under this program, in 2006, we repurchased approximately 54.5 million shares at an average price of $30.56 per share. As of December 31, 2006, $333 million remained available for further purchases under this program. In January 2007, our Board authorized the expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009.

(2)	Includes 1,840 shares of restricted stock repurchased from employees, in addition to the 30.5 million shares repurchased pursuant to our stock repurchase program.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected consolidated financial and supplemental operating data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended, and as of, December 31, 2002, 2003, 2004, 2005 and 2006 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2002	2003	2004	2005	2006(2)
	(In thousands, except per share amounts)

Consolidated Statement of Income Data(1):
Net revenues	$1,214,100	$2,165,096	$3,271,309	$4,552,401	$5,969,741
Cost of net revenues	213,876	416,058	614,415	818,104	1,256,792

Gross profit	1,000,224	1,749,038	2,656,894	3,734,297	4,712,949

Operating expenses:
Sales and marketing	335,627	545,366	815,464	1,185,929	1,619,857
Product development	104,636	159,315	240,647	328,191	494,695
General and administrative	189,823	364,457	475,614	649,529	978,363
Amortization of acquired intangible assets	15,941	50,659	65,927	128,941	197,078

Total operating expenses	646,027	1,119,797	1,597,652	2,292,590	3,289,993

Income from operations	354,197	629,241	1,059,242	1,441,707	1,422,956
Interest and other income, net	45,428	36,573	77,867	111,148	130,021
Interest expense	(1,492)	(4,314)	(8,879)	(3,478)	(5,916)

Income before cumulative effect of accounting change, income taxes and minority interests	398,133	661,500	1,128,230	1,549,377	1,547,061
Provision for income taxes	(145,946)	(206,738)	(343,885)	(467,285)	(421,418)
Minority interests	(2,296)	(7,578)	(6,122)	(49)	(4)

Income before cumulative effect of accounting change	249,891	447,184	778,223	1,082,043	1,125,639
Cumulative effect of accounting change, net of tax(3)	—	(5,413)	—	—	—

Net income	$249,891	$441,771	$778,223	$1,082,043	$1,125,639

Per share basic amounts:
Income before cumulative effect of accounting change	$0.22	$0.35	$0.59	$0.79	$0.80
Cumulative effect of accounting change	—	(0.00)	—	—	—

Per share basic amounts	$0.22	$0.35	$0.59	$0.79	$0.80

Per share diluted amounts:
Income before cumulative effect of accounting change	$0.21	$0.34	$0.57	$0.78	$0.79
Cumulative effect of accounting change	—	(0.00)	—	—	—

Per share diluted amounts	$0.21	$0.34	$0.57	$0.78	$0.79

Weighted average shares:
Basic	1,149,984	1,276,576	1,319,458	1,361,708	1,399,251

Diluted	1,171,280	1,313,314	1,367,720	1,393,875	1,425,472

	December 31,
	2002	2003		2004		2005	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,109,313	$1,381,513		$1,330,045		$1,313,580	$2,662,792
Short-term investments	89,690	340,576		682,004		774,650	542,103
Long-term investments	470,227	934,171		1,266,289		825,667	277,853
Working capital(5)	1,082,234	1,498,606		1,826,279		1,698,302	2,452,191
Total assets	4,040,226	5,820,134		7,991,051		11,788,986	13,494,011
Short-term obligations	2,970	2,840		124,272	(4)	—	—
Long-term obligations	13,798	124,476	(4)	75		—	—
Total stockholders’ equity	3,556,473	4,896,242		6,728,341		10,047,981	10,904,632

(1)	These results include acquired company results of operations beginning on the date of acquisition. See Note 3 in the notes to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for a summary of recent significant acquisitions. Certain prior year amounts have been reclassified to conform to current year’s presentation.

(2)	Net income for 2006 included stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) of $219.8 million, net of tax. Because we implemented FAS 123(R) as of January 1, 2006, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 12 — Stock-Based Plans” to the consolidated financial statements included in this report.

(3)	The cumulative effect of the change in accounting principle arises from the adoption of FIN 46, “Consolidation of Variable Interest Entities.”

(4)	Includes a lease obligation totaling $122.5 million that was reclassified as short-term in 2004 as the lease expired on March 1, 2005, at which time we purchased the facility.

(5)	Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

About eBay Inc.

We operate three primary business segments, Marketplaces, Payments and Communications. We provide online marketplaces for the sale of goods and services, online payments services and online communication offerings to a diverse community of individuals and businesses. Our Marketplaces segment provides the infrastructure to enable online commerce in a variety of platforms, including the traditional eBay.com platform, along with our other online platforms, such as Shopping.com, classifieds websites and Rent.com. Our wide array of marketplaces websites brings together millions of buyers and sellers every day on a local, national and international basis. Our Payments segment, which consists of PayPal, enables individuals or businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP calls between Skype users, and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones.

Executive Operating and Financial Summary

Our focus is on key operating and financial metrics

Members of our senior management team regularly review key operating metrics such as registered users, active users, listings, gross merchandise volume, eBay stores, total accounts, active accounts, total number of payments, total payment volume, and transaction rates. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our Marketplaces, Payments, and Communications segments and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of marketing, product development, international expansion, customer support and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

2006 summary

In 2006, we generated nearly $6.0 billion in net revenues, representing a 31% year-over-year growth rate; we earned nearly $1.4 billion in operating income; and we closed the year with $3.5 billion in cash, cash equivalents and investments after taking into account the repurchase of approximately 54.5 million shares of our common stock for an aggregate purchase price of $1.7 billion. During 2006, we focused on integrating the businesses we acquired in 2005, which allowed us to strengthen our leadership position in each of our three key business areas in the U.S. and abroad. We expanded our user base in all three business segments, and as of December 31, 2006 we had 222 million eBay registered users; 133 million PayPal accounts; and 171 million Skype registered users.

Our expectations for growth

We expect that growth in our net revenues during 2007 will result primarily from increased net transaction revenues across our Marketplaces, Payments and Communications segments. We expect to continue our investments in the areas of product development, customer support and international expansion across all segments. We believe these investments are necessary to support the long-term demands of our growing business. In addition, to the extent that the U.S. dollar fluctuates against foreign currencies, and, in particular, the Euro, British pound and Korean won, the remeasurement of these foreign currency denominated transactions into U.S. dollars will impact our consolidated net revenues and, to the extent that they are not hedged successfully, our net income.

The discussion of our consolidated financial results contained herein is intended to assist those reading this report to better understand the key operating and financial measures summarized above as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)

2004
Net revenues	$756,239	$773,412	$805,876	$935,782
Current quarter vs prior quarter	17%	2%	4%	16%
2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Current quarter vs prior quarter	5%	1%	3%	19%

We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns, both online and offline, as our business expands, with the strongest sequential growth occurring in the fourth quarter. Our expectation is that Skype’s business will experience seasonally slower growth during holiday and vacation periods.

Results of Operations

Net Revenues

The following table sets forth, for the periods presented, the breakdown of net revenues by type, segment and geography. In addition, we have provided a table of key metrics that drive our revenue results.

		Percent		Percent
	Year Ended	Change	Year Ended	Change	Year Ended
	December 31,	from	December 31,	from	December 31,
	2004	2004 to 2005	2005	2005 to 2006	2006
	(In thousands, except percent changes)

Net Revenues by Type:
Net transaction revenues Marketplaces	$2,496,187	36%	$3,402,301	24%	$4,203,340
Payments	680,813	47%	1,001,915	40%	1,401,824
Communications	—	—	24,809	677%	192,756

Total net transaction revenues	3,177,000	39%	4,429,025	31%	5,797,920
Advertising and other net revenues	94,309	31%	123,376	39%	171,821

Total net revenues	$3,271,309	39%	$4,552,401	31%	$5,969,741

Net Revenues by Segment:
Marketplaces	$2,573,607	36%	$3,499,137	24%	$4,334,290
Payments	697,702	47%	1,028,455	40%	1,440,530
Communications	—	—	24,809	686%	194,921

Total net revenues	$3,271,309	39%	$4,552,401	31%	$5,969,741

Net Revenues by Geography:
U.S.	$1,889,936	31%	$2,471,273	26%	$3,108,986
International	1,381,373	51%	2,081,128	37%	2,860,755

Total net revenues	$3,271,309	39%	$4,552,401	31%	$5,969,741

In 2006, our reportable segments were changed to combine the U.S. and International Marketplaces segments into one global Marketplaces operating segment. We have recast our 2004 and 2005 segment data to conform to the current year’s presentation.

	Year Ended December 31,
	2004	2005	2006
	(In millions)

Supplemental Operating Data:
Marketplaces Segment:(1)
Confirmed registered users(2)	135.5	180.6	221.6
Active users(3)	56.1	71.8	81.8
Number of non-store listings(4)	1,339.9	1,689.6	1,996.1
Number of stores listings(4)	72.7	187.2	369.2
Gross merchandise volume(5)	$34,168	$44,299	$52,474
Payments Segment:
Total accounts(6)	63.8	96.2	133.0
Active accounts(7)	20.2	28.1	37.6
Total number of payments(8)	339.9	480.7	610.7
Total payment volume(9)	$18,915	$27,485	$37,752
Communications Segment:
Registered Users(10)	—	74.7	171.2

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay.com’s platforms.

(3)	All users, excluding users of Half.com and Internet Auction, who bid on, bought, or listed an item within the previous 12-month period.

(4)	All store inventory listings on eBay.com’s platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay’s trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all accounts opened, including users who made payments using PayPal but have not registered, excluding accounts that have been closed or locked and the payment gateway business accounts.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system during the period.

(8)	Total number of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.

(10)	Cumulative number of unique user accounts created on Skype.

Our net transaction revenues from our Marketplaces segment are derived primarily from listing, feature and final value fees paid by sellers and lead referral fees. For our Payments segment, net transaction revenues are generated primarily by fees from payment processing services. Our Communications segment primarily generates net transaction revenues from fees charged to users to connect Skype’s VoIP network to traditional telecommunication networks. These fees are charged on a per minute basis and we refer to these minutes as SkypeOut minutes. Net revenues from advertising are derived principally from the sale of advertisements for cash and through barter arrangements. Other net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances.

Marketplaces Net Transaction Revenues

Total net transaction revenues from Marketplaces increased 24% in 2006 and 36% in 2005, compared to the respective prior year. The growth in net transaction revenues was the result of increased auction transaction activity, reflected in the growth of the number of registered users, active users, listings and gross merchandise volume.

The number of registered users increased 23% during 2006 to 221.6 million at December 31, 2006. The number of registered users increased 33% during 2005 to 180.6 million at December 31, 2005. The number of active users on eBay.com increased 14% during 2006 to 81.8 million at December 31, 2006. Active users increased 28% during 2005 to 71.8 million at December 31, 2005. We believe that increases in user activity are largely the result of our promotional efforts, our emphasis on helping our user community be successful through the introduction of new site features and functionality, our international expansion, and expanded trust and safety programs.

The number of items listed on eBay.com’s platforms increased 26% to 2.4 billion in 2006, from 1.9 billion in 2005, and increased 33% in 2005 from 1.4 billion in 2004. This percentage growth in listings was experienced across our U.S. and international platforms. The number of stores increased by 55% and 51% in 2006 and 2005, compared to the respective prior year, due to the cost effective nature for sellers to list items on our eBay Stores format.

Gross merchandise volume increased 18% in 2006 and 30% in 2005, compared to the respective prior year. The increases in 2006 and 2005 resulted from the domestic and international growth in the number of registered users, active users and listings. In addition, there was gross merchandise volume growth across all major categories, with the motors, consumer electronics, clothing & accessories, computers, home & garden, books/movies/music, sports, and collectibles categories having the most significant dollar impact.

Marketplaces net transaction revenues earned internationally totaled $2.1 billion in 2006, $1.7 billion in 2005 and $1.2 billion in 2004, representing 50%, 49% and 46% of total Marketplaces net transaction revenues, respectively. Marketplaces net revenues were positively impacted by foreign currency translation of approximately $30.6 million and $6.7 million in 2006 and 2005, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

In 2007, we expect Marketplaces net transaction revenues to continue to increase due to continued growth in the global e-commerce market.

Payments Net Transaction Revenues

Payments net transaction revenues increased 40% in 2006 and 47% in 2005, compared to the respective prior year. Payments net transaction revenues as a percentage of total net transaction revenues were 24% in 2006, 23% in 2005, and 21% in 2004. During 2006, over $37.8 billion in total payment volume was transacted on the PayPal platform as compared to $27.5 billion during 2005 and $18.9 billion during 2004. As of December 31, 2006, PayPal had 133.0 million accounts, compared to 96.2 million at December 31, 2005 and 63.8 million accounts at December 31, 2004. Net transaction revenues as a percentage of total payment volume was 4% in all years presented.

The growth in our Payments net transaction revenues, in all years, both in absolute terms and as a percentage of total net transaction revenues, was primarily the result of increases in PayPal transaction volume driven by the growth in PayPal Merchant Services transactions, the higher penetration of PayPal in the Marketplaces platforms and growth in gross merchandise volume in the Marketplaces segment.

In 2006, our global Merchant Services total payment volume increased 59% compared to 2005, generating total payment volume of $13.3 billion. In 2005, our global Merchant Services total payment volume increased 48% compared to 2004, generating total payment volume of $8.4 billion. Furthermore, the growth in Payments net transactions revenues in 2006 was positively affected by PayPal’s continued penetration of Marketplaces transactions which increased to 57.2% in 2006 from 52.7% in 2005 and 46.7% in 2004. Payments net transaction revenues have grown in connection with the increase in our Marketplaces gross merchandise volume which increased to $52.5 billion in 2006 compared to $44.3 billion in 2005 and $34.2 billion in 2004.

Net transaction revenues from Payments earned internationally totaled $533.2 million in 2006, $364.5 million in 2005 and $207.6 million in 2004, representing 38.0%, 36.4% and 30.5% of total Payments segment net transaction revenues, respectively. Payments net revenues were positively impacted by foreign currency translation of approximately $4.3 million and $5.3 million in 2006 and 2005, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

In 2007, we expect the Payments net transaction revenues to increase in total and for net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We expect to grow our merchant service business and continue to drive higher penetration rates on Marketplaces platforms. We also expect that Payments net transaction revenues will increase as a percentage of total net transaction revenues in 2007.

Communications Net Transaction Revenues

Communications net transaction revenues were $192.8 million in 2006 as compared to $24.8 million in 2005 (net revenues from the acquisition date of October 14, 2005 through the end of 2005). The increase in net revenues was primarily due to a full year of revenues generated from our VoIP offerings in 2006. The cumulative number of Skype registered users increased to 171.2 million at December 31, 2006 from 74.7 million at December 31, 2005. Additionally, SkypeOut minutes increased to 4.1 billion, which resulted in $177.7 million in revenue in 2006. The growth was due to rapid user expansion.

Net transaction revenues from Communications earned internationally totaled $163.7 million in 2006 and $21.4 million in 2005, representing 85% and 87% of total Communications net transaction revenues, respectively. Communications net revenue was positively impacted by foreign currency translation of approximately $5.1 million in 2006. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

We expect Communications net transaction revenues to increase during 2007 as we expect to continue to increase both our user base and product offerings.

Advertising and Other Net Revenues

Advertising and other net revenues totaled $171.8 million in 2006, $123.4 million in 2005 and $94.3 million in 2004. These amounts represented 3% of total net revenues for all years presented. We continue to view our business as primarily transaction-driven and we expect advertising and other net revenues to continue to represent a relatively small proportion of total net revenues during 2007.

Summary of cost of net revenues, operating expenses, non-operating items and provision for income taxes

The following table summarizes changes in cost of net revenues, sales and marketing expense, product development expense, general and administrative expense, amortization of acquired intangible assets, interest and other income, net, interest expense, provision for income taxes and minority interest (note that 2006 amounts reflect the modified prospective adoption of FAS 123(R)):

				Change from		Change from
	Year Ended December 31,			2004 to 2005		2005 to 2006
	2004	2005	2006	In dollars	In %	In dollars	In %
	(In thousands, except percentages)

Cost of net revenues	$614,415	$818,104	$1,256,792	$203,689	33%	438,688	54%
Sales and marketing	815,464	1,185,929	1,619,857	370,465	45%	433,928	37%
Product development	240,647	328,191	494,695	87,544	36%	166,504	51%
General and administrative	475,614	649,529	978,363	173,915	37%	328,834	51%
Amortization of acquired intangible assets	65,927	128,941	197,078	63,014	96%	68,137	53%
Interest and other income, net	77,867	111,148	130,021	33,281	43%	18,873	17%
Interest expense	8,879	3,478	5,916	(5,401)	−61%	2,438	70%
Provision for income taxes	343,885	467,285	421,418	123,400	36%	(45,867)	−10%
Minority interests	6,122	49	4	(6,073)	−99%	(45)	−92%

As of January 1, 2006, we began accounting for stock-based compensation under FAS 123(R), which requires the recognition of the fair value of stock-based compensation. We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for 2004 and 2005 have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense related to stock options and employee stock purchases for 2004, 2005 and 2006 was allocated as follows (in thousands):

	2004	2005	2006

Cost of net revenues	$233	$1,881	$32,981
Sales and marketing	136	8,696	96,547
Product development	654	6,468	81,489
General and administrative	4,809	14,727	106,393

Total stock-based compensation expense	5,832	31,772	317,410
Tax benefit	(4,117)	(13,023)	(97,572)

Stock-based compensation expense, net of tax	$1,715	$18,749	$219,838

As of December 31, 2006, there was approximately $418.4 million of total unrecognized compensation cost, excluding tax benefits, related to stock-based incentive awards granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

Cost of Net Revenues

	2004	2005	2006
	(In thousands, except percentages)

Cost of net revenues	$614,415	$818,104	$1,256,792
As a percentage of net revenues	18.8%	18.0%	21.1%

Cost of net revenues consists primarily of costs associated with payment processing, customer support and site operations, and Skype telecommunications costs. Significant cost components include bank charges, credit card interchange and assessments, other payment processing costs, employee compensation, consultant costs and facilities costs for our customer support and site operations, depreciation of equipment and amortization of capitalized product development costs and telecommunication costs.

The increase in cost of net revenues of $438.7 million during 2006 was primarily due to an increase in payment processing costs, Skype telecommunication costs, the development and expansion of our customer support and site operations infrastructure, and the effect of stock-based compensation expense related to employee stock options and employee stock purchases under FAS 123(R). Payment processing costs increased approximately $114.5 million, or 30%, in 2006 compared to the prior year, due to the 37% increase in PayPal’s total payment volume and increases in the proportion of customer transactions funded with credit cards. Skype telecommunications costs increased by $105.5 million in 2006 compared to the prior year due to the inclusion of a full year of Skype’s costs. Aggregate customer support and site operations costs (including stock-based compensation) increased approximately $202.8 million, or 52%, in 2006 compared to the prior year. Expanding our global site and support infrastructure contributed $161.2 million of this increase as employee costs increased approximately $44.7 million; we increased the use of contractors and consultants by approximately $32.9 million; facility costs increased approximately $28.9 million; and depreciation expense associated with computer equipment and capitalized software increased approximately $54.7 million. Stock-based compensation expense of $33.0 million was included in cost of revenues in 2006 compared to $1.9 million in 2005. Stock-based compensation expense increased due to our implementation of FAS 123(R) at the beginning of 2006.

The increase in cost of net revenues during 2005 was primarily due to an increase in the volume of transactions on the Marketplaces and Payments websites and continued development and expansion of our customer support and site operations infrastructure. Payment processing costs increased to $403.1 million in 2005 from $305.1 million in 2004, due to the increase in PayPal’s total payment volume and increased payment processing costs related to the growth of our Marketplaces activity. Aggregate customer support and site operations costs increased approximately $88.4 million during 2005, compared to the prior year.

Costs of net revenues are expected to increase in total and as a percentage of net revenues during 2007 primarily due to growth in Payments and Communications, each of which is growing faster and has a lower gross margin than Marketplaces.

Sales and Marketing

	2004	2005	2006
	(In thousands, except percentages)

Sales and marketing	$815,464	$1,185,929	$1,619,857
As a percentage of net revenues	24.9%	26.1%	27.1%

Sales and marketing expenses consist primarily of advertising costs, marketing programs and employee compensation for sales and marketing staff.

Sales and marketing expenses increased in total and increased as a percentage of total net revenues in 2006 due to our continued investment in growing our global user base and the effect of stock-based compensation expense related to employee stock options and employee stock purchases under FAS 123(R). Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increases. Combined advertising and marketing costs increased $250.5 million in 2006, compared to the prior year, due to an increase in global television and online marketing campaigns. Employee-related costs, not including stock-based compensation expense, increased by $69.3 million in 2006 as we continued to expand our domestic and international operations. Sales and marketing staff increased from approximately 2,500 at December 31, 2005 to approximately 2,700 at December 31, 2006. Stock-based compensation expense of $96.5 million was included in sales and marketing expense in 2006 compared to $8.7 million in 2005. Stock-based compensation expense increased due to our implementation of FAS 123(R) at the beginning of 2006.

Sales and marketing expenses increased in total and increased as a percentage of total net revenues in 2005 due to our continued investment in growing our global user base. Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increases. Combined advertising and marketing costs increased $228.8 million in 2005, compared to the prior year. This increase, both in dollars and as a percentage of net revenues, was primarily the result of international expansion and industry-wide increases in Internet marketing rates, partially offset by marketing efficiencies. Employee-related costs increased by $97.4 million in 2005 as we continued to expand our domestic and international operations.

Sales and marketing expenses are expected to increase in total during 2007 because of expected increases in our online marketing expense to attract new customers and increase user activity across our businesses. Sales and marketing expenses as a percentage of net revenues are expected to decrease during 2007 due to the growth in Payments and Communications, each of which, has lower sales and marketing expenses than Marketplaces.

Product Development

	2004	2005	2006
	(In thousands, except percentages)

Product development	$240,647	$328,191	$494,695
As a percentage of net revenues	7.4%	7.2%	8.3%

Product development expenses consist primarily of employee compensation, consultant costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and PayPal services integration projects. These capitalized costs totaled $67.9 million in 2006, $37.1 million in 2005 and $41.3 million in 2004, and are reflected as a cost of net revenues when amortized in future periods.

The increase in product development expense of $166.5 million during 2006 was primarily due to employees added, including contractors and consultants, to support various platform and software development initiatives in our Marketplaces, Payments and Communications segments and the effect of stock-based compensation expense related to employee stock options and employee stock purchases under FAS 123(R). Employee related and consultant costs, excluding stock-based compensation, increased by approximately $61.5 million in 2006 compared to the prior year. Our product development staff increased from approximately 2,200 at December 31, 2005 to approximately 2,500 at December 31, 2006. Stock-based compensation expense of $81.5 million was included in product development expense in 2006 compared to $6.5 million in 2005. Stock-based compensation expense increased due to our implementation of FAS 123(R) at the beginning of 2006.

The increase in product development expenses in 2005, as compared to the prior year, was primarily the result of increased headcount to support various platform development initiatives in our Marketplaces, Payments and Communications segments. Employee related costs increased by $63.9 million compared to the prior year. Our product development staff increased nearly 50% from approximately 1,500 at December 31, 2004 to approximately 2,200 at December 31, 2005.

Product development expenses are expected to increase in total and remain consistent as a percentage of net revenues in 2007, as we develop new site features and functionality and continue to improve and expand operations across all businesses.

General and Administrative

	2004	2005	2006
	(In thousands, except percentages)

General and administrative	$475,614	$649,529	$978,363
As a percentage of net revenues	14.5%	14.3%	16.4%

General and administrative expenses consist primarily of employee compensation, consultant costs, provisions for transaction losses associated with our Payments segment, facilities costs, depreciation of equipment, provision for doubtful accounts, payroll taxes on employee stock options, insurance and professional fees.

The increase in general and administrative expenses of $328.8 million during 2006 was primarily due to increased employee-related costs, consultant costs, higher Payments transaction loss expenses, and the effect of stock-based compensation expense related to employee stock options and employee stock purchases under FAS 123(R). Employee-related costs and consultant costs increased by approximately $112.6 million during 2006 as compared to the prior year due to our continued focus on user protection programs. We increased our general and administrative employee headcount from approximately 4,200 at December 31, 2005 to 4,900 at

December 31, 2006, of which, approximately 450 employees were added to support our consumer protection programs. Transaction loss rate in our Payments segment, which is the transaction loss expense as a percentage of total payment volume, increased to 0.33% in 2006 compared to 0.27% in 2005, causing an increase in expense of approximately $52.7 million. The increase in the transaction loss rate was primarily due to higher levels of credit card chargebacks from unauthorized credit card transactions. The higher levels of credit card chargebacks is due to strategically entering into new customer segments (new countries and direct card processing) which have higher loss rates. Stock-based compensation expense of $106.4 million was included in general and administrative expense in 2006 compared to $14.7 million in 2005. Stock-based compensation expense increased due to our implementation of FAS 123(R) at the beginning of 2006.

General and administrative expenses increased in total and remained consistent as a percentage of net revenues in 2005 as compared to the prior year. The dollar increase was due primarily to employee related and facilities costs. Employee-related costs increased by approximately $111.3 million during 2005 as compared to the prior year. We increased our general and administrative employees from approximately 2,700 at December 31, 2004 to approximately 4,200 at December 31, 2005. This increase related primarily to the addition of employees in our trust and safety and corporate functions. Facilities costs increased by approximately $48.2 million during 2005 as compared to the prior year. PayPal’s transaction loss expense increased by approximately $23.3 million, to $73.8 million during the year ended December 31, 2005, reflecting the increase in activity in the Payments segment in addition to the expansion of our PayPal Buyer Protection Program. PayPal’s transaction loss expense rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, was constant at 0.27% in 2005 and 2004.

With our continued investment across all areas of our business and related corporate functions, particularly in our consumer protection programs, we expect general and administrative expenses to increase during 2007, but decrease as a percentage of net revenues as general and administrative expenses are expected to grow slower than net revenues.

Amortization of Acquired Intangible Assets

	2004	2005	2006
	(In thousands, except percentages)

Amortization of acquired intangible assets	$65,927	$128,941	$197,078
As a percentage of net revenues	2.0%	2.8%	3.3%

From time to time we have purchased, and we expect to continue purchasing, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in online e-commerce, payments and communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in the amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired amortizable intangibles during 2006 and 2005 compared to prior years is due to the business acquisitions consummated during 2006, 2005 and 2004.

Amortization of acquired intangible assets may increase should we make additional acquisitions in the future.

Interest and Other Income, Net

	2004	2005	2006
	(In thousands, except percentages)

Interest and other income, net	$77,867	$111,148	$130,021
As a percentage of net revenues	2.4%	2.4%	2.2%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses and other non-operating transactions.

Our interest and other income, net increased in total and remained relatively constant as a percentage of net revenues during 2006 as compared to the prior year, primarily as a result of increased interest income due to increased cash, cash equivalents and investments balances and higher interest rates offset by the lower cash balances due to our stock repurchase activity in 2006. The weighted-average interest rate of our portfolio increased to 3.8% in 2006 from 2.9% in 2005.

Our interest and other income, net increased in total and remained consistent as a percentage of net revenues during 2005 as compared to the prior year, primarily as a result of increased interest income due to increased cash, cash equivalents and investments balances and higher interest rates. The weighted-average interest rate of our portfolio increased to 2.9% in 2005 from 1.7% in 2004.

We expect that interest and other income, net, will decline slightly during 2007 compared to 2006, as a result of lower cash balances due to our stock repurchase program. Our expectation for interest and other income, net, for 2007 excludes the potential effects from any future acquisitions we may make.

Interest Expense

	2004	2005	2006
	(In thousands, except percentages)

Interest expense	$8,879	$3,478	$5,916
As a percentage of net revenues	0.3%	0.1%	0.1%

Interest expense consists of interest charges on tax contingencies, legal accruals, capital leases and our consolidated lease arrangement related to our San Jose headquarters office facilities. In 2007, interest expense may be impacted by our decision to utilize our line of credit. See additional discussion of our line of credit in “Note 8 — Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Provision for Income Taxes

	2004	2005	2006
	(In thousands, except percentages)

Provision for income taxes	$343,885	$467,285	$421,418
As a percentage of net revenues	10.5%	10.3%	7.1%
Effective tax rate	30%	30%	27%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate, offset by decreases resulting from foreign income with lower effective tax rates and tax credits.

The lower effective tax rates in 2006 as compared to 2005 and 2004 resulted primarily from the expansion of our international businesses and from changes in our operations in international markets. We expect the effective tax rate for 2007 to be consistent with 2006.

Impact of Foreign Currency Translation

During 2006, 2005 and 2004, our international net revenues, based upon the country in which the seller, payment recipient, Skype user’s Internet protocol address, advertiser or other service provider is located, accounted for approximately 48%, 46% and 42%, of our consolidated net revenues, respectively. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from most international locations are denominated in the functional currencies of the local countries, and primarily include Euros, British pounds, Korean won, Canadian dollars, Australian dollars, Chinese renminbi, and Indian rupees. Our results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased consolidated net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies.

Net revenues were positively impacted by foreign currency translation by approximately $40.1 million in 2006 and $12.0 million in 2005 as compared to the same periods of the prior year. Operating income was positively impacted by foreign currency translation by approximately $14.4 million in 2006 and $5.6 million in 2005, as compared to the same periods of the prior year.

We expect our international operations will continue to grow in significance. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income in the event the U.S. dollar strengthens relative to other currencies. See the information in “Item 7A: Quantitative and Qualitative Disclosure About Market Risk” under the caption “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation and related hedging activities.

Foreign Currency Exposures

We are a rapidly growing company, with an increasing proportion of our operations outside the United States. Accordingly, our foreign currency exposures have increased substantially and are expected to continue to grow. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations.

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

Economic Exposure:  We also have anticipated future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary economic exposures include future royalty receivables, customer collections, and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange forward contracts or other derivatives to hedge the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the transaction is settled.

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

Employee Stock-Based Incentive Plans

We continue to believe that employee stock-based incentive plans represent an appropriate and essential component of our overall compensation program. We grant stock-based awards to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. We granted a limited number of restricted stock units and restricted stock awards to employees during 2006. Stock options, restricted stock units and restricted stock awards granted during the years ended December 31, 2006 and 2005, net of cancellations/forfeitures, represented less than 2% of our total common stock outstanding as of December 31, 2006 and 2005. A substantial portion of our stock-based awards granted during the year were granted to existing employees.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$1,285,315	$2,009,891	$2,247,791
Investing activities	(2,013,220)	(2,452,731)	228,853
Financing activities	647,669	471,606	(1,260,687)
Effect of exchange rates on cash and cash equivalents	28,768	(45,231)	133,255

Net increase (decrease) in cash and cash equivalents	$(51,468)	$(16,465)	$1,349,212

We have generated annual cash provided by operating activities in amounts greater than net income in 2006, 2005 and 2004 due primarily to non-cash charges to earnings and the tax benefit on the exercise of stock options. Non-cash charges to earnings included stock-based compensation, depreciation and amortization on our long-term assets, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses related to PayPal.

Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting FAS 123(R), $92.4 million of excess tax benefits for 2006 have been reported as a cash inflow from financing activities. In addition, as a substantial portion of the company’s net operating losses and carryforward credits have now been utilized, cash will be required for tax payments in the U.S. going forward. Total U.S. and foreign income tax payments will be dependent on our taxable income and are estimated to be in the range of $650-$700 million in 2007. In 2007, we expect operating cash flows to increase, primarily driven by higher net income.

The net cash provided by investing activities in 2006 was primarily due to the movement of investments to cash and cash equivalents to fund our stock repurchase program. The net cash used in investing activities in 2005 and 2004 reflected primarily the movement of cash and cash equivalents between cash and cash equivalents and investments, the purchase of property and equipment, and acquisitions. Purchases of property and equipment, net totaled $515.4 million in 2006, $338.3 million in 2005, and $292.8 million in 2004. Purchases of property and equipment in 2006, 2005 and 2004 related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion. Cash expended for acquisitions, net of cash acquired, totaled approximately $45.5 million in 2006, $2.7 billion in 2005, and $1.0 billion in 2004. In 2006, net cash payments for acquisitions consisted of the cash payment, net of cash acquired, for the acquisition of Tradera.com. In 2005, net cash payments for acquisitions consisted primarily of the cash payment, net of cash acquired for the acquisition of Rent.com, certain international classifieds websites, Shopping.com, Skype and the payment gateway business acquired from VeriSign. In 2004, our cash acquisitions included the acquisition of mobile.de, Baazee.com, and Marktplaats.nl, as well as an additional ownership interest in Internet Auction Co. In 2007, we expect to continue to purchase property and equipment and we may acquire businesses with cash that would impact investing cash flows.

The net cash flows used in financing activities of $1.3 billion in 2006 was primarily due to the repurchase of approximately 54.5 million shares of common stock for an aggregate purchase price of approximately $1.7 billion, offset by the proceeds from stock options totaling $313.5 million. Prior to 2006, we had not repurchased our common stock under a stock repurchase program. The net cash flows provided by financing activities in 2005 and 2004 were due primarily to proceeds from stock option exercises. Proceeds from stock option exercises totaled $599.8 million in 2005 and $650.6 million in 2004. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels. In July 2006, our Board authorized the repurchase of up to $2.0 billion of the company’s common stock within two years from the date of authorization. During 2006, we repurchased approximately 54.5 million shares of our common stock at an average price of $30.56 per share for an aggregate purchase price of $1.7 billion. As of December 31, 2006, $0.3 billion remained available for further purchases under this program. In January 2007, our Board authorized, and the Company announced, an expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock over the next two years. Share repurchases under our repurchase program may take a variety of forms, including structured stock repurchase programs and other derivative transactions. We expect to continue to repurchase our common stock in 2007, thereby impacting financing cash flows.

The positive effect of exchange rates on cash and cash equivalents during 2006 and 2004 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro. The negative effect of exchange rates on cash and cash equivalents during 2005 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro.

In November 2006, we entered into a credit agreement which provides for an unsecured $1 billion five-year revolving credit facility. Loans under the credit agreement will bear interest at either (i) LIBOR plus a margin ranging from 0.25 percent to 0.45 percent or (ii) a formula based on the prime rate or on the federal funds effective rate. Subject to certain conditions stated in the credit agreement, we may borrow, prepay and reborrow amounts under the credit facility at any time during the term of the credit agreement. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. In February 2007, we borrowed against the line of credit in the amount of $160 million.

We believe that existing cash, cash equivalents and investments of approximately $3.5 billion, together with cash generated from operations and cash available through the existing credit agreement, will be sufficient to fund our operating activities, capital expenditures, stock repurchases and other obligations for the foreseeable future.

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

	Operating	Purchase
Payments Due By Year Ending December 31,	Leases	Obligations	Total

2007	$44,178	$180,633	$224,811
2008	41,536	64,908	106,444
2009	35,637	29,436	65,073
2010	29,476	16,396	45,872
2011	25,420	19,347	44,767
Thereafter	102,094	—	102,094

	$278,341	$310,720	$589,061

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

Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, construction contracts) and other goods and services that were entered into through our ordinary course of business. For those contractual arrangements in which there are significant performance requirements, we have developed estimates to project expected payment obligations. These estimates have been developed based upon historical trends, when available, and our anticipated future obligations. Given the significance of such performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

In conjunction with our Skype acquisition, we have certain earn-out payment commitments, not included in table above, that are contingent upon Skype achieving certain net revenues, gross profit margin-based targets and active user targets. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. All customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in PayPal’s Money Market Fund totaling approximately $1.5 billion and $1.2 billion as of December 31, 2006 and 2005, respectively.

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

Provisions for Doubtful Accounts and Authorized Credits

We are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of actual losses and credits based on our historical experience, are monitored monthly, and are made at the time the related revenue is recognized. The provision for doubtful accounts is recorded as a charge to operating expense, while the authorized credits are recorded as a reduction of revenues. The following table illustrates the provision related to doubtful accounts and authorized credits as a percentage of net revenues for 2004, 2005, and 2006 (in thousands, except percentages):

	Year Ended December 31,
	2004	2005	2006

Net revenues	$3,271,309	$4,552,401	$5,969,741
Provision for doubtful accounts and authorized credits	$90,942	$89,499	$100,729
Provision for doubtful accounts and authorized credits as a % of net revenues	2.78%	1.97%	1.69%

Historically, our actual losses and credits have been consistent with these provisions. However, future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2006, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $14.9 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a 25 basis point deviation from our estimates would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	−25 Basis		+25 Basis
	Points	2006	Points

Provision for doubtful accounts and related authorized credits	$85,805	$100,729	$115,653
Income from operations	1,437,880	1,422,956	1,408,032
Net income	1,140,563	1,125,639	1,110,715
Diluted earnings per share	$0.80	$0.79	$0.78

Provision for Transaction Losses

Our Payments segment is exposed to transaction losses due to credit card and other payment misuse, as well as non-performance of sellers who accept payment through PayPal. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant-related charge-backs due to non-delivery of goods or services, Automated Clearing House, or ACH, returns, buyer protection program claims and debit card overdrafts. These allowances represent an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those of which we have not yet been notified. The allowances, which involve the use of actuarial techniques, are monitored monthly and are updated based on actual claims data reported by our claims processors. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. The provision for transaction losses is reflected as a general and administrative expense in our consolidated statement of income. At December 31, 2006, the allowance for transaction losses totaled $79.5 million and was included in other current assets and accrued expenses and other current liabilities in our consolidated balance sheet.

The following table illustrates the provision for transaction losses as a percentage of total payment volume from PayPal operations for the years ended December 31, 2004, 2005 and 2006 (in thousands, except percentages):

	Year Ended December 31,
	2004	2005	2006

Total payment volume	$18,915,000	$27,485,000	$37,752,000
Transaction loss expense	$50,459	$73,773	$126,439
As a % of total payment volume	0.27%	0.27%	0.33%

Determining appropriate allowances for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2006, a five basis point deviation from our estimates would have resulted in an increase or decrease in our operating expenses of approximately $18.9 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a five basis point deviation from our estimates would have upon our consolidated financial statements for the year ended December 31, 2006, and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	−5 Basis		+5 Basis
	Points	2006	Points

Transaction loss expense	$107,562	$126,439	$145,315
Income from operations	1,441,832	1,422,956	1,404,079
Net income	1,144,515	1,125,639	1,106,762
Diluted earnings per share	$0.80	$0.79	$0.78

Legal Contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our consolidated statement of income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Item 3: Legal Proceedings” and “Note 8 — Commitments and Contingencies — Litigation and Other Legal Matters” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three businesses.

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2006, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income.

Our U.S. businesses generate sufficient cash flow to fully fund their operating requirements, and we expect that profits earned outside the U.S. will be fully utilized to fund our continued international expansion. Accordingly, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2006, because such earnings are intended to be reinvested indefinitely. In the event that our future international expansion plans change and such amounts are not reinvested indefinitely, we would be subject to U.S. income taxes partially offset by foreign tax credits.

The following table illustrates the effective tax rates for 2004, 2005, and 2006 (in thousands, except percentages):

	Year Ended December 31,
	2004	2005	2006

Provision for income taxes	$343,885	$467,285	$421,418
As a % of income before income taxes	30%	30%	27%

Historically, these provisions have adequately provided for our actual income tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Based on our results for the year ended December 31, 2006, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $15.5 million. The following analysis demonstrates, for illustrative purposes only, the potential effect such a one-percentage point deviation change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	−100 Basis		+100 Basis
	Points	2006	Points

Provision for income taxes	$405,947	$421,418	$436,889
Income from operations	1,438,427	1,422,956	1,407,485
Net income	1,141,110	1,125,639	1,110,168
Diluted earnings per share	$0.80	$0.79	$0.78

Advertising and Other Revenues

A portion of our net revenues result from fees associated with advertising and other services. Net revenues from advertising are derived principally from the sale of online advertisements for cash and through barter arrangements. Other net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances. Advertising and other net revenues, including barter transactions, totaled 3% of our consolidated net revenues for each of the years ended December 31, 2004, 2005 and 2006, and were primarily generated by our Marketplaces segment. Revenue from barter arrangements totaled $1.4 million in 2006, $6.7 million in 2005 and $13.3 million in 2004. Certain judgments are involved in the determination of the appropriate revenue recognition, including, but not limited to, the assessment and allocation of fair values in multiple element arrangements, the appropriateness of gross or net revenue recognition and, for barter transactions, the existence of comparable cash transactions to establish fair values. Our advertising and other net revenues may be affected by the financial condition of the parties with whom we have these relationships and by the success of online services and promotions in general. Unlike our transaction revenues, advertising and other net revenues are derived from a relatively concentrated customer base.

Goodwill and Intangible Assets

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

At December 31, 2006 our goodwill totaled $6.5 billion and our identifiable intangible assets totaled $683.0 million. We assess the impairment of goodwill of our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to its business model or changes in operating performance. Additionally, certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We completed our annual goodwill impairment test as of August 31, 2006 and determined that no adjustment to the carrying value of goodwill for any of our reportable units was required. We have determined that no events or circumstances from that date through December 31, 2006 indicate that a further assessment was necessary. There was no impairment of goodwill or identifiable intangible assets in 2006, 2005 and 2004.

Stock-Based Compensation

On January 1, 2006, we adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values. Stock-based compensation expense recognized for 2006 was $317.4 million, which consisted of stock-based compensation expense related to stock options and employee stock purchases. For 2005 and 2004, stock-based compensation expense of $31.8 million and $5.8 million, respectively, was recognized under previous accounting standards. See “Note 12 — Stock-Based Plans” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. The weighted-average grant-date fair value of stock options granted during 2006 was $10.47 per share, using the Black-Scholes model with the following weighted-average assumptions:

Risk-free interest rates	4.7%
Expected life	3 years
Dividend yield	0%
Expected volatility	36%

Our computation of expected volatility for 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. Among other provisions, FIN 48: specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of 2007. We have not yet completed our evaluation of the impact of adoption on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 beginning with our first quarter ending March 31, 2007. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.

Effective December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). These provisions did not materially impact our consolidated financial statements. FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this statement will be effective for years beginning after December 15, 2008 with early adoption encouraged. We have not yet adopted the measurement date provisions of this statement.

In 2006, we adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 did not impact our consolidated financial statements.

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

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2006, our fixed-income investments earned a pretax yield of approximately 4.7%, with a weighted average maturity of two months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $1.3 million.

Equity Price Risk

We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during the years ended December 31, 2006, 2005 or 2004 relating to the other-than-temporary impairment in the fair value of equity investments. At December 31, 2006, the total carrying value of our equity instruments and equity method investments was $65.5 million.

Foreign Currency Risk

International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, certain foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at December 31, 2006, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $2.3 billion.

Transaction Exposure

As of December 31, 2006, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $188.4 million with maturity dates within 31 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2006, was a net translation gain of approximately $588.2 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using either forward exchange contracts or other instruments. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the year ended December 31, 2006, the realized gains and losses related to these hedges were not significant.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Euro, British pound and Korean won in which our revenues and profits are denominated would result in a decrease/increase to operating income of approximately $110 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Economic Exposure

We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward exchange contracts or other instruments during the year ended December 31, 2006. The objective of the forward contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro exchange rate. Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the forward contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/Euro exchange rate. Accordingly, we record as a component of other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and accumulated other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the years ended December 31, 2004, 2005 and 2006, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment and the losses, net of gains, recorded to accumulated other comprehensive income as of December 31, 2004 was $140.2 million and $3.4 million, respectively. The notional amount of our economic hedges receiving hedge accounting treatment and the loss, net of gains, recorded to accumulated other comprehensive income as of December 31, 2005 was $203.0 million and $200,000 respectively. We did not have any economic hedges in place as of December 31, 2006.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls.  There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere in this Annual Report on Form 10-K.

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is posted on our website at http://investor.ebay.com/governance.cfm. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Each of these documents is available on our website at http://investor.ebay.com/governance.cfm.

ITEM 11:	EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

2.01	Sale and Purchase Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule 1 thereto.		8-K	000-24821	9/15/2005
2.02	Earn Out Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
2.03	Form of Option Assumption Agreement.		8-K	000-24821	10/18/2005
2.04	Form of EMI Rollover Agreement.		8-K	000-24821	10/18/2005
2.05	Amendment No. 1 to Earn Out Agreement dated as of December 29, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		10-K	000-24821	2/24/2006
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005
3.02	Registrant’s Amended and Restated By-laws.		10-Q	000-24821	11/13/1998
4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02	Registration Rights Agreement dated as of September 11, 2005, by and among Registrant and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10.02+	Registrant’s 1996 Stock Option Plan, as amended.		S-1	333-59097	7/15/1998
10.03+	Registrant’s 1997 Stock Option Plan, as amended.	X
10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.	X
10.05+	Form of Stock Bonus Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.06+	Form of Stock Option Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.07+	Form of Restricted Stock Unit Agreement under Registrant’s 1998 Equity Incentive Plan.	X
10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		S-8	333-117913	8/4/2004
10.09+	Registrant’s 1998 Directors Stock Option Plan, as amended.	X
10.10+	Registrant’s 1999 Global Equity Incentive Plan, as amended.	X
10.11+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.12+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.	X

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.13+	Registrant’s 2001 Equity Incentive Plan, as amended.	X
10.14+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.15+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.	X
10.16+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.17+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.18+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005
10.19+	Summary of Compensation Payable to Named Executive Officers.		10-Q	000-24821	4/25/2006
10.20+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998
10.21+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003
10.22+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998
10.23+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	3/25/2002
10.24+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005
10.25+	Offer Letter to Elizabeth Axelrod dated December 7, 2004 and addendum thereto dated February 16, 2005.		8-K	000-24821	3/10/2005
10.26+	Offer Letter to Robert H. Swan dated February 10, 2006.		8-K	000-24821	2/21/2006
10.27+	Letter Agreement regarding supplemental relocation assistance dated July 12, 2006 to Robert H. Swan.		8-K	000-24821	7/13/2006
10.28+	Separation Agreement dated as of August 8, 2006 between Registrant and Maynard Webb.		10-Q	000-24821	10/30/2006
10.29+	Separation Agreement dated as of September 11, 2006 between Registrant and Jeffrey Jordan.		10-Q	000-24821	10/30/2006
10.30+	Consulting Agreement dated as of September 11, 2006 between Registrant and Jeffrey Jordan.		10-Q	000-24821	10/30/2006
10.31	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement

(b)	See the Exhibits listed under Item 15 (a) (3) above.

(c)	The financial statement schedules required by this item are listed under Item 15 (a) (2) above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.:

We have completed integrated audits of eBay Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 27, 2007

eBay Inc.

CONSOLIDATED BALANCE SHEET

	December 31,
	2005	2006
	(In thousands, except
	par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,313,580	$2,662,792
Short-term investments	774,650	542,103
Accounts receivable, net	322,788	393,195
Funds receivable from customers	255,282	399,297
Restricted cash	29,702	12,738
Other current assets	487,235	960,461

Total current assets	3,183,237	4,970,586
Long-term investments	825,667	277,853
Property and equipment, net	801,602	998,196
Goodwill	6,120,079	6,544,278
Intangible assets, net	823,280	682,977
Other assets	35,121	20,121

	$11,788,986	$13,494,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,692	$83,392
Funds payable and amounts due to customers	586,651	1,159,952
Accrued expenses and other current liabilities	578,557	681,669
Deferred revenue and customer advances	81,940	128,964
Income taxes payable	182,095	464,418

Total current liabilities	1,484,935	2,518,395
Deferred tax liabilities, net	215,682	31,784
Other liabilities	40,388	39,200

Total liabilities	1,741,005	2,589,379

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,404,183 and 1,368,512 shares outstanding	1,412	1,431
Additional paid-in capital	7,272,742	8,034,282
Unearned stock-based compensation	(45,540)	—
Treasury stock at cost, 7,531 and 62,250 shares	(274)	(1,669,428)
Retained earnings	2,716,511	3,842,150
Accumulated other comprehensive income	103,130	696,197

Total stockholders’ equity	10,047,981	10,904,632

	$11,788,986	$13,494,011

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)

Net revenues	$3,271,309	$4,552,401	$5,969,741
Cost of net revenues	614,415	818,104	1,256,792

Gross profit	2,656,894	3,734,297	4,712,949

Operating expenses:
Sales and marketing	815,464	1,185,929	1,619,857
Product development	240,647	328,191	494,695
General and administrative	475,614	649,529	978,363
Amortization of acquired intangible assets	65,927	128,941	197,078

Total operating expenses	1,597,652	2,292,590	3,289,993

Income from operations	1,059,242	1,441,707	1,422,956
Interest and other income, net	77,867	111,148	130,021
Interest expense	(8,879)	(3,478)	(5,916)

Income before income taxes and minority interests	1,128,230	1,549,377	1,547,061
Provision for income taxes	(343,885)	(467,285)	(421,418)
Minority interests	(6,122)	(49)	(4)

Net income	$778,223	$1,082,043	$1,125,639

Net income per share:
Basic	$0.59	$0.79	$0.80

Diluted	$0.57	$0.78	$0.79

Weighted average shares:
Basic	1,319,458	1,361,708	1,399,251

Diluted	1,367,720	1,393,875	1,425,472

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Net income	$778,223	$1,082,043	$1,125,639

Other comprehensive income (loss):
Foreign currency translation	139,523	(140,459)	588,150
Unrealized gains (losses) on investments	(8,703)	1,922	8,327
Unrealized gains (losses) on cash flow hedges	5,525	1,297	(194)
Estimated tax benefit/(provision) on above items	1,102	(1,272)	(3,216)

Other comprehensive income (loss):	137,447	(138,512)	593,067

Comprehensive income	$915,670	$943,531	$1,718,706

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Common stock:
Balance, beginning of year	$1,307	$1,347	$1,412
Common stock issued	40	65	19

Balance, end of year	1,347	1,412	1,431

Additional paid-in-capital:
Balance, beginning of year	3,936,776	4,855,983	7,272,742
Common stock issued	650,985	1,862,199	331,899
Stock-based compensation	6,239	107,981	326,616
Stock option income tax benefit	261,983	446,579	148,565
Reclassification to additional paid-in-capital on adoption of FAS 123(R)	—	—	(45,540)

Balance, end of year	4,855,983	7,272,742	8,034,282

Unearned stock-based compensation:
Balance, beginning of year	(2,008)	(4,825)	(45,540)
Unearned stock-based compensation, net	(4,068)	(64,726)	—
Amortization of unearned stock-based compensation	1,251	24,011	—
Reclassification to additional paid-in-capital on adoption of FAS 123(R)	—	—	45,540

Balance, end of year	(4,825)	(45,540)	—

Treasury stock at cost:
Balance, beginning of year	(274)	(274)	(274)
Common stock repurchased	—	—	(1,669,154)

Balance, end of year	(274)	(274)	(1,669,428)

Retained earnings:
Balance, beginning of year	856,245	1,634,468	2,716,511
Net income	778,223	1,082,043	1,125,639

Balance, end of year	1,634,468	2,716,511	3,842,150

Accumulated other comprehensive income:
Balance, beginning of year	104,196	241,642	103,130
Change in unrealized gain (loss) on investments, net of tax	(5,392)	1,169	5,033
Change in unrealized gain (loss) on cash flow hedges, net of tax	3,315	778	(116)
Foreign currency translation adjustment	139,523	(140,459)	588,150

Balance, end of year	241,642	103,130	696,197

Total stockholders’ equity	$6,728,341	$10,047,981	$10,904,632

Number of Shares
Common stock:
Balance, beginning of year	1,298,586	1,338,608	1,404,183
Common stock issued	40,022	65,575	19,048
Common stock repurchased	—	—	(54,719)

Balance, end of year	1,338,608	1,404,183	1,368,512

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net income	$778,223	$1,082,043	$1,125,639
Adjustments:
Provision for doubtful accounts and authorized credits	90,942	89,499	100,729
Provision for transaction losses	50,459	73,773	126,439
Depreciation and amortization	253,690	378,165	544,552
Stock-based compensation expense	5,832	31,772	317,410
Tax benefit on the exercise of stock options	261,983	267,142	148,565
Excess tax benefits from stock-based compensation	—	—	(92,371)
Deferred income taxes	28,652	91,690	(227,850)
Minority interests	6,122	49	4
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(105,540)	(151,993)	(169,750)
Funds receivable and customer accounts	(44,751)	(132,606)	(146,900)
Other current assets	(312,756)	(49,371)	(443,530)
Other non-current assets	(308)	(4,612)	10,126
Accounts payable	(33,975)	564	32,986
Funds payable and amounts due to customers	216,967	251,870	575,137
Accrued expenses and other liabilities	39,618	17,013	(31,026)
Deferred revenue and customer advances	20,061	3,646	47,859
Income taxes payable	30,096	61,247	329,772

Net cash provided by operating activities	1,285,315	2,009,891	2,247,791

Cash flows from investing activities:
Purchases of property and equipment, net	(292,838)	(338,281)	(515,448)
Proceeds from sale of corporate aircraft	—	28,290	—
Purchases of investments	(1,754,808)	(1,324,353)	(583,263)
Maturities and sales of investments	1,079,548	1,928,539	1,380,227
Acquisitions, net of cash acquired	(1,036,476)	(2,732,230)	(45,505)
Other	(8,646)	(14,696)	(7,158)

Net cash (used in) provided by investing activities	(2,013,220)	(2,452,731)	228,853

Cash flows from financing activities:
Proceeds from issuance of common stock, net	650,638	599,845	313,482
Repurchases of common stock	—	—	(1,666,540)
Excess tax benefits from stock-based compensation	—	—	92,371
Payment of headquarters facility lease obligation	—	(126,390)	—
Principal payments on long-term obligations	(2,969)	(1,849)	—

Net cash provided by (used in) financing activities	647,669	471,606	(1,260,687)

Effect of exchange rate changes on cash and cash equivalents	28,768	(45,231)	133,255

Net increase (decrease) in cash and cash equivalents	(51,468)	(16,465)	1,349,212
Cash and cash equivalents at beginning of period	1,381,513	1,330,045	1,313,580

Cash and cash equivalents at end of period	$1,330,045	$1,313,580	$2,662,792

Supplemental cash flow disclosures:
Cash paid for interest	$8,234	$3,478	$5,916
Cash paid for income taxes	13,875	40,256	179,169
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	—	107,862	—
Common stock issued for acquisition	—	1,262,674	18,436

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

The Company

eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay’s purpose is to pioneer new communities around the world, built on commerce, sustained by trust, and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites. eBay provides online marketplaces for the sale of goods and services, online payment services and online communication offerings to a diverse community of individuals and businesses.

eBay has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction site, our classifieds websites, and our comparison shopping site, Shopping.com. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals or businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (VoIP) calls between Skype users, as well as provides low-cost connectivity to traditional fixed-line and mobile telephones.

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

Short and long-term investments, which include marketable equity securities and government and corporate bonds, are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, we assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the consolidated statement of income.

Derivative instruments

We recognize all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statement of income or accumulated other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into the consolidated statement of income when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk, are recognized in the consolidated statement of income. For derivatives not recognized as hedges, the gain or loss on the derivative in the period of change is recognized as interest and other income, net.

Concentrations of credit risk

Our cash, cash equivalents, accounts receivable and funds receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and PayPal accounts, with the majority of accounts receivable collected upon processing of credit card transactions. We maintain an allowance for doubtful accounts receivable and authorized credits based upon our historical experience. Historically, such losses have been within our expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, we generally do not require collateral on these balances. The provision for doubtful accounts is recorded as a charge to general and administrative expense, while the provision for authorized credits is recognized as a reduction of net revenues.

During the years ended December 31, 2004, 2005, and 2006, no customers accounted for more than 10% of net revenues. As of December 31, 2005 and 2006, no customers accounted for more than 10% of net accounts receivable.

Allowances for transaction losses

Our Payments segment is exposed to transaction losses due to fraud, as well as non-performance of customers. We establish allowances for estimated losses arising from processing customer transactions, such as charge-backs for unauthorized credit card use and merchant related charge-backs due to non-delivery of goods or services, Automated Clearing House, or ACH, returns, and debit card overdrafts. These allowances represent an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those to which we have not yet been notified. The allowances, which involve the use of actuarial techniques, are monitored monthly and are updated based on actual claims data reported by our claims processors. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance, in the form of provisions, are reflected as a general and administrative expense in our consolidated statement of income. At December 31, 2005 and 2006, the allowance for transaction losses totaled $50.3 million and $79.5 million, respectively, and was included as an offset to other current assets and accrued expenses and other current liabilities in our consolidated balance sheet.

Foreign currency

The majority of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss).

Realized gains and losses from foreign currency transactions are recognized as interest and other income, net.

Funds receivable and funds payable to customers

Funds receivable and payable relate to our Payments segment and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money from their bank account or through a debit card transaction, there is a clearing period before the cash is received or sent by PayPal, usually one to three business days for U.S. transactions, and up to five business days for international transactions. Hence, these funds are treated as a receivable or payable until the cash is settled.

Customer accounts

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal’s customers. Customer balances held as direct claims against PayPal are included on our consolidated balance sheet as customer accounts with an offsetting current liability in funds payable and amounts due to customers. The customer accounts can be invested only in specified types of liquid assets. Customer accounts on our consolidated balance sheet as of December 31, 2006 included approximately $180 million from direct non-custodial customer relationships established in conjunction with PayPal’s Asia Pacific headquarters during 2006.

All customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheet. These off-balance sheet funds total approximately $1.2 billion and $1.5 billion as of December 31, 2005 and 2006, respectively. These off-balance sheet funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in PayPal’s Money Market Fund.

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment test as of August 31, 2006 and determined there was no impairment. There were no events or circumstances from that date through December 31, 2006 that would impact this assessment.

Revenue recognition

Our net revenues result from transaction, advertising and other fees generated in our Marketplaces, Payments and Communications segments. Revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured.

Our Marketplaces segment generates transaction revenues for listing and feature fees and lead referral fees. Listing and feature fee revenues are recognized ratably over the estimated period of the listing, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Lead referral fee revenue is generated from lead referral fees based on the number of times a user clicks through to a merchant’s website from our websites. Lead referral fees are recognized in the period in which the user clicks through to the merchant’s website.

Our Payments segment earns transaction revenues from processing transactions for certain customers. Revenues resulting from a payment processing transaction is recognized once the transaction is complete.

Our Communications segment revenues are recognized when the related service offering is provided. The majority of Communications segment transaction revenues are prepaid. We record customer advances for prepaid amounts in excess of revenues recognized.

Our advertising revenues are derived principally from the sale of online advertisements. To date, the duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Barter transactions are valued on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved. These amounts are included in deferred revenues in our consolidated balance sheet. Revenue from barter arrangements totaled $13.3 million, $6.7 million and $1.4 million for the years ended December 31, 2004, 2005 and 2006, respectively, with the reciprocal arrangements being recognized as an operating expense. In general, the services are received in the same period in which the reciprocal services are provided. In certain circumstances, we are required to record, as a reduction of revenue, payments to a party who is also a customer. These payments primarily consist of certain promotional activities which result in payments to our users.

Our other revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances. Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to end users. Revenues from interest income are recognized when earned.

We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense. For revenue agreements with multiple deliverables we ensure all undelivered elements are accounted for at fair value.

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

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, pay-per-click, or on a straight-line basis over the term of the contract. Advertising expenses totaled $459.5 million, $665.1 million and $871.0 million during the years ended December 31, 2004, 2005, and 2006, respectively.

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair value. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”

We adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See “Note 12 — Stock-Based Plans” for further details.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of income during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of income for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

FAS No. 123(R) prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through the income statement.

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

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. Among other provisions, FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of 2007. We have not yet completed our evaluation of the impact of adoption on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 beginning with our first quarter ending March 31, 2007. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.

Effective December 31, 2006 we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). These provisions did not materially impact our consolidated financial statements. FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires plan assets and obligations to be

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured as of the employer’s balance sheet date. The measurement provision of this statement will be effective for years beginning after December 15, 2008 with early adoption encouraged. We have not yet adopted the measurement date provisions of this statement.

In 2006, we adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 did not impact our consolidated financial statements.

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

	Year Ended December 31,
	2004	2005	2006

Numerator:
Net income	$778,223	$1,082,043	$1,125,639

Denominator:
Weighted average common shares	1,319,548	1,361,748	1,403,455
Weighted average unvested common stock subject to repurchase	(90)	(40)	(4,204)

Denominator for basic calculation	1,319,458	1,361,708	1,399,251
Weighted average effect of dilutive securities:
Weighted average unvested common stock subject to repurchase	90	40	4,204
Employee stock options	48,172	32,127	22,017

Denominator for diluted calculation	1,367,720	1,393,875	1,425,472

Net income per share:
Basic	$0.59	$0.79	$0.80

Diluted	$0.57	$0.78	$0.79

The calculation of diluted income per share excludes all anti-dilutive shares. For the years ended December 31, 2004, 2005 and 2006, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 3.4 million, 26.7 million and 73.7 million shares, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Business Combinations, Goodwill and Intangible Assets:

Through both domestic and international acquisitions, we have continued to expand our business. The following table summarizes our purchase acquisitions in 2005 and 2006 with aggregate purchase prices in excess of $50 million (in thousands, except percentages):

		Net
		Tangible	Identifiable	Deferred	Unearned		Aggregate
	Year	Assets/	Intangible	Tax	Stock-Based		Purchase
Company Name	Acquired	(Liabilities)	Assets	Liabilities	Compensation	Goodwill	Price

Rent.com	2005	$18,050	$61,800	$(24,924)	$—	$380,439	$435,365
International classified websites	2005	(201)	13,800	(3,786)	—	71,771	81,584
Shopping.com	2005	145,898	133,600	(29,683)	16,759	418,711	685,285
Skype	2005	(1,610)	280,300	(71,474)	55,249	2,330,961	2,593,426
Verisign’s Payment Gateway Business	2005	(8,804)	106,600	—	—	275,989	373,785
Tradera.com	2006	2,949	6,200	—	—	43,120	52,269

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

						Total
		Customer	Trade		Other	Acquired
	Year	List/	name/	Developed	Intangible	Intangible
Company Name	Acquired	User Base	Trademarks	Technologies	Assets	Assets

Rent.com	2005	$34,500	$18,000	$8,200	$1,100	$61,800
International classified websites	2005	2,600	11,200	—	—	13,800
Shopping.com	2005	73,600	38,700	21,300	—	133,600
Skype	2005	27,700	243,800	8,000	800	280,300
Verisign’s Payment Gateway Business	2005	86,700	400	19,500	—	106,600
Tradera.com	2006	4,600	1,000	600	—	6,200

The results of operations for periods prior to our acquisition for each acquisition during 2004, 2005 and 2006, both individually and in the aggregate, except for Skype, were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Rent.com

On February 23, 2005, we acquired Viva Group, Inc., which does business under the name Rent.com, for a cash purchase price of approximately $415 million plus payments for net cash and investments of approximately $18 million. Rent.com is an Internet listing website in the apartment and rental housing industry. The acquisition better enables our expansion into the online real estate market and is consistent with our strategy of growing our global online marketplaces. The total purchase price recorded was approximately $435 million, including approximately $2 million in estimated acquisition-related expenses. We accounted for the acquisition as a non-

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.

The estimated useful economic lives of the identifiable intangible assets acquired in the Rent.com acquisition are six years for the customer list, five years for the trade name, three years for the developed technology and the advertising relationships, and one year for the user base.

International Classifieds Websites

During the second quarter of 2005, we announced our acquisitions of three international classifieds websites, Gumtree.com, LoQUo, and opusforum, which operate in select international cities. These acquisitions were made to help us expand our global network of classifieds websites and to create a more efficient place for local consumers to come together online. The aggregate purchase price recorded for these acquisitions was approximately $81.6 million, including approximately $1.3 million in estimated acquisition-related expenses. We accounted for two of these acquisitions as non-taxable and one as a taxable purchase transaction and, accordingly, the purchase price for each acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the applicable acquisition date.

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

Skype

On October 14, 2005, we acquired all of the outstanding securities of Skype Technologies S.A. (“Skype”), for a total initial consideration of approximately $2.6 billion, plus potential performance-based payments of up to approximately $1.3 billion (based on the Euro-dollar exchange rate at the time of the acquisition). In addition, we agreed to assume Skype’s stock options outstanding as of the closing date and convert them into options to acquire approximately 1.9 million shares of our common stock. The initial consideration of approximately $2.6 billion was comprised of approximately $1.3 billion in cash and 32.8 million shares of our common stock. For accounting purposes, the stock portion of the initial consideration was valued at approximately $1.3 billion based on the average closing price of our common stock surrounding the acquisition announcement date of September 12, 2005.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The shares of our common stock issued in connection with the acquisition are subject to certain contractual restrictions on resale. Additionally, the assumed options have been valued at $64.6 million and were included as part of the purchase price. We accounted for the acquisition as a non-taxable purchase transaction, and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.

In addition to the initial consideration, the maximum amount potentially payable under the performance-based earn-out is approximately €1.1 billion, or approximately $1.5 billion (based on a U.S. dollar to Euro exchange rate of $1.32), and would be payable in cash or common stock, at our discretion. The earn-out payments are contingent upon Skype achieving certain net revenue, gross profit margin-based and active user targets. Base earn-out payments of up to an aggregate of approximately €877 million, or approximately $1.2 billion (based on a U.S. dollar to Euro exchange rate of $1.32), weighted equally among the three targets, would be payable if the targets are achieved over any four-quarter period commencing on January 1, 2006 through June 30, 2009. Additional bonus earn-out payments of up to an aggregate of approximately €292 million, or approximately $386 million (based on a U.S. dollar to Euro exchange rate of $1.32), weighted equally among the three targets, would be payable if Skype exceeds the targets during calendar year 2008. Any contingent earn-out payments made would be accounted for as additional purchase price and would increase goodwill. As of December 31, 2006, the targets had not been met and accordingly, no payments had been made.

The intrinsic value of Skype’s unvested common stock options assumed in the acquisition totaled approximately $55.2 million and was recorded, prior to the adoption of FAS 123(R), as unearned stock-based compensation. The unearned stock-based compensation relating to the unvested options will be amortized on an accelerated basis over the remaining vesting period of approximately three years, consistent with the graded vesting approach under FASB Interpretation No. 28.

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

Supplemental information on an unaudited pro forma basis, as if the Skype acquisition were completed at the beginning of the years 2004 and 2005, is as follows (in thousands, except per share amounts):

	December 31,
	2004	2005
	(Unaudited)

Net revenues	$3,277,534	$4,594,954

Net income	$684,905	$944,057

Diluted income per share	$0.49	$0.66

The unaudited pro forma supplemental information is based on estimates and assumptions, which eBay believes are reasonable. The average foreign exchange rates during years 2004 and 2005 were used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the results of income in future periods or the results that actually would have been realized had eBay and Skype been a combined company during the specified periods.

VeriSign’s Payment Gateway Business

On November 18, 2005, we acquired VeriSign’s payment gateway business for a purchase price of approximately $373.8 million, consisting of $370.0 million in cash and $3.8 million in estimated acquisition-related expenses. The payment gateway is a real-time, scalable Internet payment platform that allows merchants to authorize, process and manage online payments. Additionally, we have signed a multi-year security technology agreement with VeriSign, Inc. that calls for us to invest in the deployment of its technologies that enable and better

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

protect online transactions, including the purchase of up to one million two-factor authentication tokens that we will distribute to our customers.

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

Tradera.com

On April 24, 2006, we acquired all of the outstanding equity securities of Tradera.com, an online auction-style marketplace in Sweden, for a total purchase price of approximately $52.3 million, including approximately $0.6 million in estimated acquisition-related expenses. We anticipate that this acquisition will allow us to expand our online auction-style marketplace in Sweden. We accounted for the acquisition as a taxable purchase transaction, and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The estimated useful economic lives of the identifiable intangible assets acquired in the acquisition are four years for user base and one year for developed technology and trade name. The final purchase price allocation will depend upon the completion of our integration plan in the second quarter of 2007.

Goodwill

Goodwill information for each segment is as follows (in thousands):

	December 31,	Goodwill		December 31,
	2005	Acquired	Adjustments	2006

Segments:
Marketplaces	$2,486,870	$43,120	$118,037	$2,648,027
Payments	1,348,385	—	248	1,348,633
Communications	2,312,184	—	262,795	2,574,979

	$6,147,439	$43,120	$381,080	$6,571,639

The increase in goodwill acquired during the year ended December 31, 2006 resulted from our acquisition of the outstanding shares of Tradera.com. Adjustments to goodwill during the year ended December 31, 2006, resulted primarily from foreign currency translation adjustments.

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. Goodwill related to our equity method investments totaled approximately $27.4 million as of December 31, 2005 and 2006.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2005				December 31, 2006
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life
				(years)				(years)

Intangible assets:
Customer lists and user base	$526,657	$(145,397)	$381,260	6	$545,527	$(240,340)	$305,187	6
Trademarks and trade names	443,565	(75,571)	367,994	5	480,358	(171,390)	308,968	5
Developed technologies	101,971	(45,882)	56,089	4	103,351	(63,912)	39,439	4
All other	36,450	(14,761)	21,689	4	58,115	(26,232)	31,883	4

	$1,108,643	$(281,611)	$827,032		$1,187,351	$(501,874)	$685,477

All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the year ended December 31, 2006 resulted primarily from certain intangible assets acquired as part of our acquisition of the outstanding shares of Tradera.com. The net carrying amount of intangible assets related to our equity investments, included above, totaled approximately $3.8 million and $2.5 million, as of December 31, 2005 and 2006, respectively. Aggregate amortization expense for intangible assets totaled $70.2 million, $136.4 million and $220.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. Included in amortization of intangibles for the year ended December 31, 2006 is a charge of $10.9 million for in-process research and development related to an asset purchase completed during the period.

Expected future intangible asset amortization from acquisitions completed as of December 31, 2006 is as follows (in thousands):

Fiscal Years:
2007	$202,545
2008	194,018
2009	172,708
2010	97,176
2011	13,604
Thereafter	5,426

$685,477

Note 4 — Segments:

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (CODM) to evaluate segment performance and the availability of separate financial information. As a result of developments in our business and changes in the manner in which our CODM evaluates the performance of our Marketplaces segment and determines the allocation of resources among segments, during the third quarter of 2006, the U.S. and International Marketplaces operating segments were considered components of one global Marketplaces operating segment. We have recast our operating segment data for 2004 and 2005 to reflect three segments: Marketplaces, Payments and Communications.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Marketplaces segment includes our global online commerce platforms. The Payments segment includes our global payments platform consisting of our PayPal subsidiary. The Communications segment includes the VoIP offerings provided by our Skype subsidiary. Since October 14, 2005, the results from our Communications segment reflect Skype operations.

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Segment managers do not have discretionary control over expenses such as our corporate center costs (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expenses, as they are not evaluated in the measurement of segment performance. We have also recast our direct costs to reflect changes in the current management of site operations cost, product development, billing operations, and certain technology and facilities expenses as direct costs.

The following table summarizes the financial performance of our reporting segments (in thousands):

	Year Ended December 31, 2004
	Marketplaces	Payments	Consolidated

Net revenues from external customers	$2,573,607	$697,702	$3,271,309
Direct costs	1,476,965	512,946	1,989,911

Direct contribution	1,096,642	184,756	1,281,398

Operating expenses and indirect costs of net revenues			222,156

Income from operations			1,059,242
Interest and other income, net			77,867
Interest expense			(8,879)

Income before income taxes and minority interests			$1,128,230

	Year Ended December 31, 2005
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$3,499,137	$1,028,455	$24,809	$4,552,401
Direct costs	2,008,215	725,616	25,821	2,759,652

Direct contribution	1,490,922	302,839	(1,012)	1,792,749

Operating expenses and indirect costs of net revenues				351,042

Income from operations				1,441,707
Interest and other income, net				111,148
Interest expense				(3,478)

Income before income taxes and minority interests				$1,549,377

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$4,334,290	$1,440,530	$194,921	$5,969,741
Direct costs	2,503,961	1,102,919	221,819	3,828,699

Direct contribution	1,830,329	337,611	(26,898)	2,141,042

Operating expenses and indirect costs of net revenues				718,086

Income from operations				1,422,956
Interest and other income, net				130,021
Interest expense				(5,916)

Income before income taxes and minority interests				$1,547,061

The following tables summarize the allocation of net revenues and the long-lived assets based on geography (in thousands):

	December 31,
	2004	2005	2006

U.S. net revenues	$1,889,936	$2,471,273	$3,108,986
International net revenues	1,381,373	2,081,128	2,860,755

Net revenues	$3,271,309	$4,552,401	$5,969,741

	December 31,
	2004	2005	2006

U.S. long-lived tangible assets	$659,423	$750,353	$917,887
International long-lived tangible assets	80,069	86,370	100,430

Total long-lived assets	$739,492	$836,723	$1,018,317

Net revenues attributed to the U.S. and International geographies are based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located. The United Kingdom and Germany accounted for greater than 10% of our total net revenues for the years ended December 31, 2004, 2005, and 2006, respectively. Long-lived assets attributed to the U.S. and International geographies are based upon the country in which the asset is located or owned.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Investments:

At December 31, 2005 and 2006, short and long-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows (in thousands):

	December 31, 2005
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash	$29,670	$32	$—	$29,702
Corporate debt securities	362,438	4	(2,679)	359,763
Government and agency securities	371,537	—	(3,198)	368,339
Time deposits and other	46,548	—	—	46,548

	$810,193	$36	$(5,877)	$804,352

Long-term investments:
Restricted cash	$1,065	$—	$—	$1,065
Corporate debt securities	665,418	115	(1,921)	663,612
Government and agency securities	110,450	—	(1,409)	109,041

	$776,933	$115	$(3,330)	$773,718

	December 31, 2006
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash	$12,684	$54	$—	$12,738
Corporate debt securities	433,192	36	(640)	432,588
Government and agency securities	109,652	1	(138)	109,515
Time deposits and other	—	—	—	—

	$555,528	$91	$(778)	$554,841

Long-term investments:
Restricted cash	$2,045	$—	$—	$2,045
Corporate debt securities	210,159	158	—	210,317
Government and agency securities	—	—	—	—

	$212,204	$158	$—	$212,362

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$52,887	$(15)	$142,546	$(612)	$195,433	$(627)
Government and agency securities	—	—	91,886	(151)	91,886	(151)

	$52,887	$(15)	$234,432	$(763)	$287,319	$(778)

Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale. As of December 31, 2006, the losses on these securities have an average remaining duration of approximately two months. Restricted cash is held primarily in money market funds and interest bearing accounts for letters of credit related primarily to various lease arrangements.

The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2006 are as follows (in thousands):

December 31,
2006

One year or less (including restricted cash of $12,738)	$554,841
One year through two years	176,794
Two years through three years	33,523
Restricted cash and investments of $2,045 in 10 years and thereafter	2,045

$767,203

Equity and cost method investments

We have certain investments accounted for using the equity and cost method of accounting totaling $51.9 million in 2005 and $65.5 million in 2006. The total of these investments, including identifiable intangible assets, deferred tax liabilities and goodwill, are classified on our balance sheet as long-term investments. Our consolidated results of operations include, as a component of other income, our share of the net income or loss of the equity method investments together with amortization expense relating to acquired intangible assets. Our share of the results of investees’ results of operations is not significant for any period presented.

Note 6 — Derivative Instruments:

Transaction Exposure

As of December 31, 2006, we had outstanding forward foreign exchange hedge contracts with notional values equivalent to approximately $188.4 million with maturity dates within 31 days. The hedge contracts are used to offset changes in non-US dollar denominated functional currency value of assets and liabilities as a result of foreign exchange rate fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in interest and other income, net.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation Exposure

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Financial Accounting Standards No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using either forward exchange contracts or other instruments. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the years ended December 31, 2005 and 2006, the realized gains and losses related to these hedges were not significant.

Economic Exposure

We currently charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. To reduce foreign exchange risk relating to these forecasted inter-company transactions, we entered into forward foreign exchange contracts during the year ended December 31, 2006. The objective of the forward contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro exchange rate. Pursuant to Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/Euro exchange rate. Accordingly, we record as a component of accumulated other comprehensive income all unrealized gains and losses related to the forward contracts that receive hedge accounting treatment. We record all unrealized gains and losses in interest and other income, net, related to the forward contracts that do not receive hedge accounting treatment pursuant to FAS 133. During the years ended December 31, 2005 and 2006, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment and the losses, net of gains, recorded to accumulated other comprehensive income as of December 31, 2005 was $203 million and $200,000, respectively. We did not have any economic hedges in place as of December 31, 2006.

Note 7 — Balance Sheet Components:

	December 31,
	2005	2006
	(In thousands)

Accounts receivable, net:
Accounts receivable	$396,373	$476,060
Allowance for doubtful accounts	(62,507)	(68,401)
Allowance for authorized credits	(11,078)	(14,464)

	$322,788	$393,195

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2006
	(In thousands)

Other current assets:
Customer accounts	$324,595	$763,757
Prepaid expenses	44,610	64,003
Deferred tax assets, net	59,274	67,879
Other	58,756	64,822

	$487,235	$960,461

	December 31,
	2005	2006
	(In thousands)

Property and equipment, net:
Computer equipment and software	$916,782	$1,274,282
Land and buildings, including building improvements	319,821	355,222
Leasehold improvements	121,766	197,835
Furniture and fixtures	56,881	77,915
Aviation equipment and other	40,968	40,836

	1,456,218	1,946,090
Accumulated depreciation	(654,616)	(947,894)

	$801,602	$998,196

During the years ended December 31, 2004, 2005 and 2006, we capitalized $41.3 million, $37.1 million and $79.6 million of software development costs, respectively, the majority of which relates to major site and other product development efforts. Total depreciation expense on our property and equipment was $183.5 million in 2004, $240.6 million in 2005 and $324.6 million in 2006. During 2005, we sold a corporate aircraft at net book value for proceeds of $28.3 million.

	December 31,
	2005	2006
	(In thousands)

Accrued expenses and other current liabilities:
Acquisition related accrued expenses	$27,513	$11,092
Compensation and related benefits	139,080	162,889
Advertising	96,502	97,416
Contractors and consultants	31,904	59,371
Professional fees	61,328	62,940
Transaction loss reserve	20,246	32,140
VAT accrual	43,257	61,653
Other current liabilities	158,727	194,168

	$578,557	$681,669

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain transactions that result in overdrafts are included in the transaction loss reserve and are recorded as an offset to other current assets. As of December 31, 2005 and December 31, 2006, these balances were $30.0 million and $47.5 million, respectively.

	December 31,
	2005	2006
	(In thousands)

Accumulated other comprehensive income
Foreign currency translation	$108,308	$696,458
Unrealized gains on investments	(8,848)	(521)
Unrealized gains on cash flow hedges	194	—
Estimated tax benefit on above items	3,476	260

	$103,130	$696,197

Note 8 — Commitments and Contingencies:

Lease Arrangements

We have lease obligations under certain other non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases, at December 31, 2006, are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2007	$44,178
2008	41,536
2009	35,637
2010	29,476
2011	25,420
Thereafter	102,094

Total minimum lease payments	$278,341

Rent expense in the years ended December 31, 2004, 2005 and 2006 totaled $7.7 million, $14.4 million, and $25.8 million respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $9.4 million in sublease income through 2012. There were no material capital leases at December 31, 2005 and 2006.

Line of Credit

In November 2006, we entered into a credit agreement which provides for an unsecured $1 billion five-year revolving credit facility. Loans under the credit agreement will bear interest at either (i) LIBOR plus a margin ranging from 0.25 percent to 0.45 percent or (ii) a formula based on the Bank of America, or Agent’s, prime rate or on the federal funds effective rate. Subject to certain conditions stated in the credit agreement, we may borrow, prepay and reborrow amounts under the credit facility at any time during the term of the credit agreement. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes of eBay and its subsidiaries. We entered into the credit agreement in order to enhance our financial flexibility. As of December 31, 2006, we had not borrowed any funds under the credit agreement.

Litigation and Other Legal Matters

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a decision is expected in the first half of 2007. In September 2004, the German Federal Supreme Court issued its written opinion in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. Although it is not yet clear what the ultimate effect of the reasoning of the German Federal Supreme Court’s ricardo.de decision will have when applied to eBay, we believe the Court’s decision has resulted in an increase in similar litigation against us in Germany, although we do not currently believe that it will require a significant change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges we have violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 35 million in damages. In or about September 2006 Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network plaintiffs’ have set up in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint are due in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. In March 2006, the Patent and Trademark Office reiterated its earlier ruling rejecting the claims contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We have requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. The district court recently allowed additional discovery regarding these matters, and final briefs regarding both claims are due in March 2007. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe avoids any infringement of the consignment patent. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the modifications to the functionality of our websites and business practices are not

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and not infringed. The parties are in the process of conducting discovery, and we expect a trial date to be scheduled for 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In August 2006, Peer Communications Corporation filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 6-06CV-370) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed two patents owned by Peer Communications relating to uniform network access. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The parties are in the process of conducting discovery, and a trial date has been scheduled for October 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us, especially in Europe. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

Indemnification Provisions

In the ordinary course of business we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of agreements, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 9 — Related Party Transactions:

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

All contracts with related parties are at rates and terms that we believe are comparable with those entered into with independent third parties. There were no material related party transactions in 2004, 2005 and 2006. As of December 31, 2006, there were no significant amounts payable or amounts receivable from related parties.

Note 10 — Preferred Stock:

We are authorized, subject to limitations prescribed by Delaware law: to issue Preferred Stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by the stockholders. At December 31, 2005 and 2006, there were 10 million shares of $0.001 par value Preferred Stock authorized for issuance, and no shares issued or outstanding.

Note 11 — Common Stock:

Our Certificate of Incorporation, as amended, authorizes us to issue 3,580 million shares of common stock. A portion of the shares outstanding are subject to repurchase or forfeiture over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2005 and 2006 there were 40,000 and 551,676 shares subject to repurchase rights or forfeiture, respectively.

At December 31, 2006, we had reserved 235.7 million shares of common stock available for future issuance under our stock option plans, including 137.1 million shares related to outstanding stock options. In addition, as of December 31, 2006, we had reserved approximately 4.0 million shares of common stock available for future issuance under our deferred stock unit plan, and approximately 5.6 million shares of common stock available for future issuance under our employee stock purchase plan.

Treasury Stock

In July 2006, our Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock within two years from the date of authorization. The stock repurchase program was announced in July 2006. During 2006, we repurchased 54.5 million shares of our common stock at an average price of $30.56 per share for an aggregate purchase price of $1.7 billion. As of December 31, 2006, $0.3 billion remained available for further purchases under the July 2006 program. During 2006, we also repurchased approximately 88,000 shares from employees.

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through a variety of open market and privately negotiated transactions, including structured stock repurchase transactions or other derivative transactions, at times and in such amounts as management deems appropriate and will be funded from the company’s working capital or other financing alternatives. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. The program is intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Note 12 — Stock-Based Plans:

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 2004, 2005, and 2006, employees purchased approximately 1.2 million, 1.4 million, and 1.6 million shares at average prices of $20.66, $25.55 and $27.32 per share, respectively. At December 31, 2006, approximately 5.6 million shares of common stock were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Deferred Stock Unit Plan

We have a deferred stock unit plan under which deferred stock units have been granted to new non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount of these fees. Deferred stock units are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of December 31, 2006, 36,056 units have been awarded under this plan.

Other Equity Incentive Plans

We have equity incentive plans for directors, officers and employees. Stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire 7 to 10 years from the date of grant. Stock options issued prior to June 1998, were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. At December 31, 2006, 614.8 million shares were authorized under our equity incentive plans. Shares of restricted stock and restricted stock units issued under these plans that have not vested are subject to repurchase by us or forfeiture at such times as determined by the Board of Directors, typically three to five years. At December 31, 2006, 98.5 million shares were available for future grant.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Savings Plans

We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. In 2004, 2005 and 2006, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of $1,500 per employee. Our non-U.S. employees are covered by various other savings plans. Our expenses for these plans were $5.6 million in 2004, $8.6 million in 2005 and $14.9 million in 2006.

Stock-Based Compensation

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2004	2005	2006

Risk-free interest rates	2.5%	3.8%	4.7%
Expected life	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Expected volatility	49%	36%	36%

Our computation of expected volatility for 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Stock-based compensation expense related to stock options and employee stock purchases for 2004, 2005 and 2006 was allocated as follows (in thousands, except per share amounts):

	2004	2005	2006

Cost of net revenues	$233	$1,881	$32,981
Sales and marketing	136	8,696	96,547
Product development	654	6,468	81,489
General and administrative	4,809	14,727	106,393

Total stock-based compensation expense	5,832	31,772	317,410
Tax benefit	(4,117)	(13,023)	(97,572)

Stock-based compensation expense, net of tax	$1,715	$18,749	$219,838

Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our statements of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting FAS 123(R), $92.4 million of excess tax benefits for the year ended December 31, 2006 have been classified as a financing cash inflow. Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2004, 2005 and 2006, was $650.6 million, $599.8 million and $313.5 million, respectively. Total stock-based compensation costs included in capitalized development costs was $8.8 million for the year ended December 31, 2006. There was no stock-based compensation costs included in capitalized development costs during 2005 and 2004.

Prior to the adoption of FAS 123(R), the intrinsic value of Skype’s and Shopping.com’s unvested common stock options assumed in the acquisition were recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of $45.5 million was reclassified to additional paid-in capital.

Pro Forma Information for Periods Prior to the Adoption of FAS 123(R)

Pro forma information regarding option grants made to our employees and directors and employee stock purchases is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005

Net income, as reported	$778,223	$1,082,043
Add: Amortization of stock-based compensation expense determined under the intrinsic value method, net of tax	1,715	18,749
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(190,935)	(248,260)

Pro forma net income	$589,003	$852,532

Earnings per share:
Basic — Reported	$0.59	$0.79
Pro forma	$0.45	$0.63
Diluted — Reported	$0.57	$0.78
Pro forma	$0.43	$0.61

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2006 (in thousands, except per share amounts):

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value

Outstanding at January 1, 2006	129,109	$28.19
Granted and assumed	38,834	35.07
Exercised	(16,233)	16.58
Forfeited/expired/cancelled	(15,096)	37.17

Outstanding at December 31, 2006	136,614	30.53	6.62	$644,148

Vested and expected to vest at December 31, 2006	128,697	30.17	6.59	637,311
Options exercisable at December 31, 2006	75,569	26.23	6.23	576,802

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 61.6 million options that were in-the-money at December 31, 2006.

The weighted average grant-date fair value of options granted during the years 2004, 2005 and 2006 was $12.12, $11.70 and $10.47, respectively. During the years 2004, 2005 and 2006, the aggregate intrinsic value of options exercised under our equity incentive plans was $1,017.3 million, $719.2 million and $283.6 million, respectively, determined as of the date of option exercise. As of December 31, 2006, there was approximately $395.1 million of total unrecognized compensation cost related to stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

Restricted Stock Units and Nonvested Shares

Restricted stock units and nonvested shares were awarded to employees under our equity incentive plans. In general, restricted stock units and nonvested shares vest over three to five years and are subject to the employees’ continuing service to the company. The cost of restricted stock units and nonvested shares is determined using the fair value of our common stock on the date of the grant. The compensation expense is recognized over the vesting period.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units Activity

A summary of the status of and changes in restricted stock units granted under our equity incentive plans as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date Fair
	Shares	Value (per share)

Outstanding at January 1, 2006	—	$—
Awarded	526	28.13
Vested	—	—
Forfeited	(18)	28.15

Outstanding at December 31, 2006	508	28.13

Vested and expected to vest at December 31, 2006	388

As of December 31, 2006, there was approximately $10.5 million of unrecognized compensation cost related to restricted stock units granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of two years.

Nonvested Shares Activity

A summary of the status of and changes in nonvested shares granted under our equity incentive plans and assumed in acquisitions as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date Fair
	Shares	Value (per share)

Nonvested at January 1, 2006	40	$43.82
Granted	721	33.12
Vested	(90)	38.09
Forfeited	(105)	39.15

Nonvested at December 31, 2006	566	39.72

During the year ended December 31, 2006, the fair value of awards vested under our stock plans was $2.5 million, determined as of the date of vesting. There were no awards vesting in 2005 and 2004. As of December 31, 2006, there was approximately $12.8 million of unrecognized compensation cost related to nonvested shares granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

Non-stockholder approved stock option grants

Prior to our initial public offering in 1998, our Board of Directors approved three stock option grants outside of formally approved stockholder plans to two independent directors upon their joining our Board of Directors and to an executive officer upon his hiring. All of such option grants vested over 25% one year from the date of grant, with the remainder vesting at a rate of 2.08% per month thereafter and expire 10 years from the date of grant. The options granted to the independent directors were immediately exercisable, subject to repurchase rights held by us, which lapse over the vesting period. The terms and conditions of such grants are otherwise identical to nonqualified option grants made under the stock option plan in effect at that time. At the time of such grants, members of our Board of Directors (and their affiliates) beneficially owned in excess of 90% of our then outstanding voting interests. We have

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously disclosed such option grants in our Prospectus filed with the Securities and Exchange Commission on September 25, 1998 in connection with our initial public offering under the headings “Management — Director Compensation” and “Management — Compensation Arrangements.” Prior to 2004, one director and the executive officer had exercised all available options under their respective grants. At December 31, 2006, one grant remained outstanding to one independent director, with 768,184 shares to be issued upon exercise of the outstanding options at an average exercise price of $0.39. There were no shares remaining available under these non-stockholder approved plans for future grants as of December 31, 2006.

Note 13 — Income Taxes:

The components of pretax income before cumulative effect of accounting change and minority interest in consolidated companies for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

United States	$820,892	$943,575	$776,553
International	307,338	605,802	770,509

	$1,128,230	$1,549,377	$1,547,062

The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

Current:
Federal	$246,795	$382,925	$460,262
State and local	57,099	89,717	122,396
Foreign	23,546	79,838	66,610

	327,440	552,480	649,268

Deferred:
Federal	27,836	(37,651)	(146,872)
State and local	(3,565)	(7,106)	(32,331)
Foreign	(7,826)	(40,438)	(48,647)

	16,445	(85,195)	(227,850)

	$343,885	$467,285	$421,418

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2004, 2005, and 2006 to income before income taxes (in thousands):

	Year Ended December 31,
	2004	2005	2006

Provision at statutory rate	$394,881	$542,282	$541,471
Permanent differences:
Foreign income taxed at different rates	(82,267)	(149,463)	(230,350)
Change in valuation allowance	2,000	12,587	35,652
Stock-based compensation			26,179
State taxes, net of federal benefit	35,008	53,697	58,542
Tax credits	(6,975)	(9,136)	(1,142)
Other	1,238	17,318	(8,934)

	$343,885	$467,285	$421,418

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2006

Deferred tax assets:
Net operating loss and credits	$132,832	$111,133
Accruals, allowances and stock-based compensation	71,504	192,276
Net unrealized (gains) losses	9,616	4,024

Net deferred tax assets	213,952	307,433
Valuation allowance	(77,712)	(69,777)

	136,240	237,656

Deferred tax liabilities:
Acquisition-related intangibles	(212,702)	(171,422)
Depreciation and amortization	(79,946)	(30,139)

	(292,648)	(201,561)

	$(156,408)	$36,095

As of December 31, 2006, our federal, foreign and state net operating loss carryforwards, or NOLs, for income tax purposes were approximately $44.9 million, $324.6 million, and $54.4 million, respectively. The utilization of a portion of the NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code due to a change of ownership. However, we do not believe such annual limitation will impact our realization of the NOLs. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, the state net operating loss carryforwards will begin to expire in 2009, and the foreign net operating loss carryforwards will begin to expire in 2009. As of December 31, 2006, our state tax credit carryforwards for income tax purposes were approximately $7.9 million. If not utilized, the state tax credit carryforwards will begin to expire in 2015.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. Historically, we have evaluated the deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is not required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. When realized, the tax benefits of tax deductions related to stock options are accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision. Our profitability coupled with the level of stock option deductions generated during 2006 resulted in the utilization of net operating losses related to deferred tax assets for stock option deductions. Accordingly the valuation allowance related to these deferred tax assets was eliminated in 2006, resulting in an increase of $42.9 million in additional paid-in capital. Beginning in 2006, deferred tax assets related to stock option deductions were recognized in the periods when the benefit was received.

We have not provided for U.S. federal income and foreign withholding taxes on $1.9 billion of non-U.S. subsidiaries’ undistributed earnings as of December 31, 2006, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our International operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Note 14 — Subsequent Events:

During January 2007, eBay’s Board of Director’s authorized the expansion of the share repurchase program to provide for the repurchase of up to an additional $2.0 billion of eBay’s common stock within the next two years. See discussion of our stock repurchase program at “Note 11 — Common Stock.”

On February 13, 2007, we completed the acquisition of StubHub, an online marketplace for the resale of event tickets, for a total purchase price of approximately $307 million, which included StubHub’s net cash at the time of closing of $21 million. Under the purchase method of accounting, the total purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

Supplementary Data — Quarterly Financial Data-Unaudited:

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2006. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859

Gross profit	$845,355	$894,463	$905,140	$1,089,339

Net income	$256,291	$291,560	$254,971	$279,221

Net income per share-basic	$0.19	$0.22	$0.19	$0.20

Net income per share-diluted	$0.19	$0.21	$0.18	$0.20

Weighted-average shares:
Basic	1,343,442	1,351,375	1,357,239	1,394,566
Diluted	1,382,150	1,379,088	1,387,038	1,426,475

	Quarter Ended
	March 31	June 30	September 30	December 31

2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901

Gross profit	$1,106,822	$1,113,901	$1,128,642	$1,363,584

Net income	$248,282	$249,994	$280,896	$346,467

Net income per share-basic	$0.18	$0.18	$0.20	$0.25

Net income per share-diluted	$0.17	$0.17	$0.20	$0.25

Weighted-average shares:
Basic	1,406,309	1,411,925	1,406,382	1,380,577
Diluted	1,437,581	1,435,757	1,426,112	1,402,749

eBay Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at	Charged/	Charged to	Charges	Balance at
	Beginning of	Credited to	Other	Utilized/	End of
	Period	Net Income	Account	Write-offs	Period
	(In thousands)

Allowance for Doubtful Accounts and Authorized Credits
Year ended December 31, 2004	$48,069	$90,942	—	$(60,378)	$78,633
Year ended December 31, 2005	78,633	89,499	—	(94,547)	73,585
Year ended December 31, 2006	73,585	100,729	—	(91,449)	82,865
Allowance for PayPal Transaction Losses*
Year ended December 31, 2004	25,798	50,459	—	(45,869)	30,388
Year ended December 31, 2005	30,388	73,773	—	(53,889)	50,272
Year ended December 31, 2006	50,272	126,439	—	(97,185)	79,526
Tax Valuation Allowance*
Year ended December 31, 2004	165,831	(7,229)	57,526	—	216,128
Year ended December 31, 2005	216,128	13,196	3,240	(154,852)	77,712
Year ended December 31, 2006	77,712	28,513	6,420	(42,868)	69,777

*	Prior year balances related to Allowance for PayPal Transaction Losses and Tax Valuation Allowance were adjusted to conform to the current year’s presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 27th day of February, 2007.

eBay Inc.

By:	/s/ Margaret C. Whitman
Margaret C. Whitman
President, Chief Executive Officer
and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Margaret C. Whitman, Robert H. Swan, Douglas Jeffries, and Michael R. Jacobson, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Margaret C. Whitman Margaret C. Whitman President, Chief Executive Officer and Director	By:	/s/ Robert H. Swan Robert H. Swan Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

By:	/s/ Douglas Jeffries Douglas Jeffries Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar Pierre M. Omidyar Founder, Chairman of the Board and Director	By:	/s/ Fred D. Anderson Fred D. Anderson Director

By:	/s/ Edward W. Barnholt Edward W. Barnholt Director	By:	/s/ Philippe Bourguignon Philippe Bourguignon Director

By:	/s/ Scott D. Cook Scott D. Cook Director	By:	/s/ William C. Ford, Jr. William C. Ford, Jr. Director

By:	/s/ Robert C. Kagle Robert C. Kagle Director	By:	/s/ Dawn G. Lepore Dawn G. Lepore Director

By:	/s/ Richard T. Schlosberg, III Richard T. Schlosberg, III Director	By:	/s/ Thomas J. Tierney Thomas J. Tierney Director

Date: February 27, 2007

EXHIBIT INDEX

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

2.01	Sale and Purchase Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule 1 thereto.		8-K	000-24821	9/15/2005
2.02	Earn Out Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
2.03	Form of Option Assumption Agreement.		8-K	000-24821	10/18/2005
2.04	Form of EMI Rollover Agreement.		8-K	000-24821	10/18/2005
2.05	Amendment No. 1 to Earn Out Agreement dated as of December 29, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		10-K	000-24821	2/24/2006
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005
3.02	Registrant’s Amended and Restated By-laws.		10-Q	000-24821	11/13/1998
4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02	Registration Rights Agreement dated as of September 11, 2005, by and among Registrant and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10.02+	Registrant’s 1996 Stock Option Plan, as amended.		S-1	333-59097	7/15/1998
10.03+	Registrant’s 1997 Stock Option Plan, as amended.	X
10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.	X
10.05+	Form of Stock Bonus Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.06+	Form of Stock Option Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.07+	Form of Restricted Stock Unit Agreement under Registrant’s 1998 Equity Incentive Plan.	X
10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		S-8	333-117913	8/4/2004
10.09+	Registrant’s 1998 Directors Stock Option Plan, as amended.	X
10.10+	Registrant’s 1999 Global Equity Incentive Plan, as amended.	X
10.11+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.12+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.	X
10.13+	Registrant’s 2001 Equity Incentive Plan, as amended.	X
10.14+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.15+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.	X
10.16+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.17+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.18+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005
10.19+	Summary of Compensation Payable to Named Executive Officers.		10-Q	000-24821	4/25/2006
10.20+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998
10.21+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003
10.22+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998
10.23+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	3/25/2002
10.24+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005
10.25+	Offer Letter to Elizabeth Axelrod dated December 7, 2004 and addendum thereto dated February 16, 2005.		8-K	000-24821	3/10/2005
10.26+	Offer Letter to Robert H. Swan dated February 10, 2006.		8-K	000-24821	2/21/2006
10.27+	Letter Agreement regarding supplemental relocation assistance dated July 12, 2006 to Robert H. Swan.		8-K	000-24821	7/13/2006
10.28+	Separation Agreement dated as of August 8, 2006 between Registrant and Maynard Webb.		10-Q	000-24821	10/30/2006
10.29+	Separation Agreement dated as of September 11, 2006 between Registrant and Jeffrey Jordan.		10-Q	000-24821	10/30/2006
10.30+	Consulting Agreement dated as of September 11, 2006 between Registrant and Jeffrey Jordan.		10-Q	000-24821	10/30/2006
10.31	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement