Form 10-Q
period 2007-03-31
EBAY INC
filed 2007-04-25
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of April 16, 2007 there were 1,363,838,463 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2006	2007
	(In thousands, except
	par value amounts)
	(Audited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,662,792	$2,967,009
Short-term investments	542,103	317,275
Accounts receivable, net	393,195	380,473
Funds receivable	399,297	425,021
Restricted cash	12,738	14,934
Other current assets	960,461	994,897

Total current assets	4,970,586	5,099,609
Long-term investments	277,853	220,662
Property and equipment, net	998,196	1,035,714
Goodwill	6,544,278	6,803,103
Intangible assets, net	682,977	717,893
Other assets	20,121	43,070

Total assets	$13,494,011	$13,920,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,392	$122,535
Funds payable and amounts due to customers	1,159,952	1,202,764
Accrued expenses and other current liabilities	681,669	690,792
Deferred revenue and customer advances	128,964	143,144
Income taxes payable	464,418	91,336

Total current liabilities	2,518,395	2,250,571
Deferred and other tax liabilities, net	31,784	410,498
Other liabilities	39,200	42,795

Total liabilities	2,589,379	2,703,864
Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,368,512 and 1,363,510 shares outstanding	1,431	1,436
Additional paid-in capital	8,034,282	8,234,349
Treasury stock at cost, 62,250 and 72,473 shares	(1,669,428)	(2,003,159)
Retained earnings	3,842,150	4,219,471
Accumulated other comprehensive income	696,197	764,090

Total stockholders’ equity	10,904,632	11,216,187

Total liabilities and stockholders’ equity	$13,494,011	$13,920,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2006	2007
	(In thousands, except
	per share amounts)
	(Unaudited)

Net revenues	$1,390,419	$1,768,074
Cost of net revenues	283,597	393,689

Gross profit	1,106,822	1,374,385

Operating expenses:
Sales and marketing	388,684	443,252
Product development	119,070	137,598
General and administrative	229,552	278,359
Amortization of acquired intangible assets	46,892	47,349

Total operating expenses	784,198	906,558

Income from operations	322,624	467,827
Interest and other income, net	25,759	30,020
Interest expense	(747)	(4,542)

Income before income taxes	347,636	493,305
Provision for income taxes	(99,354)	(116,129)

Net income	$248,282	$377,176

Net income per share:
Basic	$0.18	$0.28

Diluted	$0.17	$0.27

Weighted average shares:
Basic	1,406,309	1,366,915

Diluted	1,437,581	1,384,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2006	2007
	(In thousands)
	(Unaudited)

Net income	$248,282	$377,176

Other comprehensive income:
Foreign currency translation	127,533	67,796
Net unrealized gains on investments	2,592	280
Net unrealized losses on cash flow hedges	(1,564)	(113)
Estimated tax provision	(470)	(70)

Net change in accumulated other comprehensive income	128,091	67,893

Comprehensive income	$376,373	$445,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2006	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$248,282	$377,176
Adjustments:
Provision for doubtful accounts and authorized credits	27,047	24,795
Provision for transaction losses	25,627	35,937
Depreciation and amortization	123,286	143,449
Stock based compensation expense related to stock options, restricted stock units, and employee stock purchases	83,818	71,950
Tax benefit on the exercise of stock options	37,442	22,995
Excess tax benefits from stock-based compensation	(23,372)	(13,773)
Deferred income taxes	(7,500)	(42,032)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(22,901)	(12,676)
Funds receivable	29,748	(23,278)
Other current assets	(117,726)	(18,521)
Other non-current assets	7,263	(22,364)
Accounts payable	51,956	8,407
Funds payable and amounts due to customers	74,331	24,974
Accrued expenses and other liabilities	(18,760)	(40,503)
Deferred revenue and customer advances	9,023	14,176
Income taxes payable and other tax liabilities	56,640	13,780

Net cash provided by operating activities	584,204	564,492

Cash flows from investing activities:
Purchases of property and equipment, net	(133,576)	(85,413)
Purchases of investments	(378,087)	(112,527)
Maturities and sales of investments	365,777	392,696
Acquisitions, net of cash acquired	—	(258,559)
Other	—	1,153

Net cash used in investing activities	(145,886)	(62,650)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	80,606	92,155
Excess tax benefits from stock-based compensation	23,372	13,773
Repurchases of common stock, net	—	(331,085)

Net cash provided by (used in) financing activities	103,978	(225,157)

Effect of exchange rate changes on cash and cash equivalents	20,558	27,532

Net increase in cash and cash equivalents	562,854	304,217
Cash and cash equivalents at beginning of period	1,313,580	2,662,792

Cash and cash equivalents at end of period	$1,876,434	$2,967,009

Supplemental cash flow disclosures:
Cash paid for interest	$747	$1,790
Cash paid for income taxes	$14,982	$123,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay’s purpose is to pioneer new communities around the world, built on commerce, sustained by trust and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites. eBay provides online marketplaces for the sale of goods and services, online payment services and online communication offerings to a diverse community of individuals and businesses.

eBay has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction site, our classifieds websites, our comparison shopping site, Shopping.com, and our secondary tickets platform, StubHub. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals or businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (“VoIP”) calls between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, advertising and other net revenues, stock-based compensation expense and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. For the three month periods ended March 31, 2006 and 2007, the equity method income recorded in interest and other income, net was not material to our operating results. Investments in entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2006 and March 31, 2007. These statements also show our condensed consolidated statement of

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income, our condensed consolidated statement of comprehensive income and our condensed consolidated statement of cash flows for the three months ended March 31, 2006 and 2007. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

Certain prior period balances have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2007

Numerator:
Net income	$248,282	$377,176

Denominator:
Weighted average common shares	1,406,449	1,367,460
Weighted average unvested restricted common stock subject to repurchase	(140)	(545)

Denominator for basic calculation	1,406,309	1,366,915
Weighted average effect of dilutive securities:
Weighted average unvested restricted common stock subject to repurchase	140	545
Common stock equivalent from equity-based compensation	31,132	16,827

Denominator for diluted calculation	1,437,581	1,384,287

Net income per share:
Basic	$0.18	$0.28

Diluted	$0.17	$0.27

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2006 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, amounted to approximately 36.8 million and 91.0 million shares, respectively.

Note 3 — Business Combinations, Goodwill and Intangible Assets

Acquisition of StubHub, Inc.

On February 13, 2007, we acquired all of the outstanding shares of StubHub, Inc. (“StubHub”) for a total purchase price of $292.4 million. The purchase price was comprised of cash totaling $283.2 million, $1.1 million in estimated acquisition-related expenses and the assumption of StubHub’s outstanding common stock options, valued at approximately $8.1 million. The fair value of StubHub stock options assumed was determined using a Black-Scholes model. StubHub is an online marketplace that facilitates the resale of event tickets and is included within our Marketplaces segment. We believe StubHub will improve our performance in the U.S. online secondary tickets market because of StubHub’s superior user experience.

We accounted for the acquisition as a taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. Our preliminary allocation of the purchase price is summarized below (in thousands):

Net liabilities assumed, net of cash of $25,780	$(15,663)
Goodwill	221,604
Trade name	44,400
User base	29,000
Developed technology	13,100

Total	$292,441

The estimated useful economic lives of the identifiable intangible assets acquired are three years for the trade name and developed technology and five years for the user base. The final purchase price allocation will depend upon the completion of our integration plan by the end of the first quarter of 2008.

The results of operations for the acquired business have been included in our condensed consolidated statement of income for the period subsequent to our acquisition of StubHub. StubHub’s results of operations for periods prior to this acquisition were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended March 31, 2007 (in thousands):

	December 31,	Goodwill		March 31,
	2006	Acquired	Adjustments	2007

Reportable segments:
Marketplaces	$2,648,027	$221,604	$2,945	$2,872,576
Payments	1,348,633	—	(260)	1,348,373
Communications	2,574,979	—	34,535	2,609,514

	$6,571,639	$221,604	$37,220	$6,830,463

Changes to goodwill during the three months ended March 31, 2007 resulted primarily from the acquisition of StubHub and foreign currency translation adjustments.

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2006 and March 31, 2007, the goodwill related to our equity investments totaled approximately $27.4 million.

We conduct our annual impairment test of goodwill as of August 31 of each year. Based on our last impairment test as of August 31, 2006, we determined there was no impairment. There were no events or circumstances from that date through March 31, 2007 indicating that an interim assessment was necessary.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2006				March 31, 2007
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life
				(Years)				(Years)

Intangible assets:
Customer lists and user base	$545,527	$(240,340)	$305,187	6	$574,517	$(262,331)	$312,186	6
Trademarks and trade names	480,358	(171,390)	308,968	5	528,862	(196,555)	332,307	5
Developed technologies	103,351	(63,912)	39,439	4	116,593	(68,578)	48,015	4
All other	58,115	(26,232)	31,883	4	57,154	(29,559)	27,595	4

	$1,187,351	$(501,874)	$685,477		$1,277,126	$(557,023)	$720,103

As of December 31, 2006 and March 31, 2007, the net carrying amount of intangible assets related to our equity investments totaled approximately $2.5 million and $2.2 million, respectively. All of our acquired identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets totaled $53.4 million and $53.0 million for the three months ended March 31, 2006 and 2007, respectively.

As of March 31, 2007, expected future intangible asset amortization was as follows (in thousands):

Fiscal Years:
2007 (remaining nine months)	$170,301
2008	219,550
2009	197,814
2010	106,903
2011	19,015
Thereafter	6,520

$720,103

Note 4 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (CODM) to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment includes our global online commerce platforms. The Payments segment consists of our global payments provided by our PayPal subsidiary. The Communications segment consists of the VoIP offerings provided by our Skype subsidiary.

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Segment managers do not have discretionary control over expenses such as our corporate center costs (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expenses, as they are not evaluated in the

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement of segment performance. We have also recast our direct costs to reflect changes in the current management of billing operations and certain technology and facilities expenses as direct costs.

The following table summarizes the financial performance of our operating segments (in thousands):

	Three Months Ended March 31, 2006
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,020,193	$335,066	$35,160	$1,390,419
Direct costs	588,286	248,412	44,008	880,706

Direct contribution	$431,907	$86,654	$(8,848)	$509,713

Operating expenses and indirect costs of net revenues				187,089

Income from operations				322,624
Interest and other income, net				25,759
Interest expense				(747)

Income before income taxes				$347,636

	Three Months Ended March 31, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,250,200	$439,341	$78,533	$1,768,074
Direct costs	689,840	347,161	75,248	1,112,249

Direct contribution	$560,360	$92,180	$3,285	$655,825

Operating expenses and indirect costs of net revenues				187,998

Income from operations				467,827
Interest and other income, net				30,020
Interest expense				(4,542)

Income before income taxes				$493,305

Note 5 — Balance Sheet Component

	December 31,	March 31,
	2006	2007
	(In thousands)

Other current assets:
Customer accounts	$763,757	$777,743
Prepaid expenses	64,003	83,635
Deferred tax asset, net	67,879	71,857
Other	64,822	61,662

	$960,461	$994,897

Customer accounts for certain PayPal foreign subsidiaries include liquid assets set aside for certain customer liabilities as required in conjunction with regulations in those jurisdictions. The customer accounts represent claims on those foreign subsidiaries and may be invested only in specified types of liquid assets. These assets are included

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on our balance sheet as current assets with an offsetting current liability in funds payable and amounts due to customers. Customer funds held by PayPal as an agent or custodian, for the benefit of its customers, are not reflected in our condensed consolidated balance sheet.

Note 6 — Commitments and Contingencies

Litigation and Other Legal Matters

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a decision was reached in April 2007 (although the full written decision has not yet been released). In September 2004, the German Federal Supreme Court issued its written opinion in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The Court has now confirmed that the ricardo.de decision applies to eBay, and that eBay must therefore take reasonable measures to prevent recurrence once it is informed of clearly identified infringement. The Court may clarify its reasoning in its full decision, and we expect that the Court’s decision will result in an increase in litigation against us in Germany, although we do not currently believe that it will require a significant change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 35 million in damages. In or about September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs set up in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint are due in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. In March 2006, the Patent and Trademark Office reiterated its earlier ruling rejecting the claims contained in the patent

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that underlies the jury verdict, which relates to electronic consignment systems. We have requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. Final briefs regarding both claims were filed in March 2007, and a hearing has been scheduled for June 2007. Even if we are successful, litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe avoids any infringement of the consignment patent. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties are in the process of conducting discovery. A claim construction hearing has been scheduled for September 2007, and we expect a trial date to be scheduled for 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

In February 2007, our StubHub subsidiary was sued in the U.S. District Court for the Central District of California (No. CV-07-1328) in a purported class action lawsuit alleging that StubHub violated the Fair and Accurate Credit Transaction Act by allegedly printing receipts containing more than the last five digits of a credit card number or the expiration date. The complaint seeks compensatory and punitive damages and attorneys fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas, alleging that eBay, through its wholly owned subsidiary PayPal, used illegal tie-in and steering practices to improperly “monopolize” the forms of payment that sellers can use on eBay. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us, especially in Europe. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

Note 7 — Stock Repurchase Program

In 2006, our Board of Directors, or Board, authorized a stock repurchase program for $2.0 billion of our common stock. In January 2007, our Board authorized the expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. The stock repurchase activity under the program during the first three months of 2007 is summarized as follows (in thousands, except per-share amounts):

		Average	Value of	Remaining
	Shares	Price per	Shares	Amount
	Repurchased	Share	Repurchased	Authorized

Balance at January 1, 2007	54,526	$30.56	$1,666,540	$333,460
Additional authorization in January 2007	—	—	—	2,000,000
Repurchase of common stock	10,209	32.66	333,458	(333,458)

Balance at March 31, 2007	64,735	$30.90	$1,999,998	$2,000,002

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the three months ended March 31, 2007, we paid $99.6 million to enter into a structured equity hedging transaction that matured on March 30, 2007. According to the terms of the transaction, on the maturity date, if the market price of our common stock exceeded a pre-determined price, we had the option to settle the transaction in cash or shares of our common stock. On the maturity date, based on the market price of our stock, we chose to settle for $102.3 million in cash for settlement of the transaction. The premium of approximately $2.7 million was recorded as additional paid-in capital.

Note 8 — Stock-Based Plans

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2006	2007

Cost of net revenues	$9,476	$8,773
Sales and marketing	24,721	19,223
Product development	20,701	15,957
General and adminsitrative	28,920	27,997

Total stock-based compensation expense	83,818	71,950
Tax benefit	(25,451)	(21,363)

Stock-based compensation expense, net of tax	$58,367	$50,587

Total stock-based compensation included in capitalized development costs was $2.2 million and $2.1 million for the three-month periods ended March 31, 2006 and 2007, respectively.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2007:

Risk-free interest rates	4.5%
Expected lives (in years)	3.5
Dividend yield	0%
Expected volatility	36%

Our computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on our common stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2007 (in thousands):

Shares

Outstanding at January 1, 2007	136,614
Granted and assumed	16,014
Exercised	(5,220)
Forfeited/expired/cancelled	(4,459)

Outstanding at March 31, 2007	142,949

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, and generally expire seven to ten years from the date of grant. The weighted average exercise price of stock options granted and assumed during the period was $31.86 per share and the related weighted average grant date fair value was $10.30 per share.

Restricted Stock Units

The following table summarizes restricted stock units activity for the three months ended March 31, 2007 (in thousands):

Shares

Outstanding at January 1, 2007	508
Awarded	5,869
Vested	—
Forfeited	(49)

Outstanding at March 31, 2007	6,328

In general, restricted stock units vest over three to five years and are subject to the employees’ continuing service to the company. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant. The weighted average grant date fair value for restricted stock units awarded during the period was $31.87 per share. Restricted stock units were awarded as part of our annual incentive compensation review for the first time during the first quarter of 2007.

Note 9 — Income Taxes

On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As of January 1, 2007, we had $385.7 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is $279.6 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. The adoption resulted in a reclassification of certain tax liabilities from current to non-current and no significant cumulative impact to retained earnings. As of March 31, 2007, our liabilities for unrecognized tax benefits totaled $406.5 million and are included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 tax year. The material jurisdictions that are subject to examination by tax authorities for tax years after 2002 primarily include California, U.S. and Switzerland.

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

Overview

About eBay

We operate three primary business segments: Marketplaces, Payments and Communications. We provide online marketplaces for the sale of goods and services, online payments services and online communication offerings to a diverse community of individuals and businesses. Our Marketplaces segment provides the infrastructure to enable online commerce in a variety of formats, including the eBay.com platform, and our other online platforms such as Shopping.com, StubHub, classifieds websites and Rent.com. Our wide array of marketplaces websites bring together millions of buyers and sellers every day on a local, national and international basis. Our Payments segment, which consists of PayPal, enables individuals or businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP calls between Skype users, and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones.

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics

Members of our senior management team regularly review key operating metrics such as registered users, active users, listings, gross merchandise volume (“GMV”), eBay stores, total accounts, active accounts, total number of payments, total payment volume, and transaction rates. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our Marketplaces, Payments, and Communications segments and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of marketing, product development, international expansion, customer support and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Financial summary

Consolidated net revenues for the three-month period ended March 31, 2007 were $1.77 billion, representing a growth rate of 27% year over year. Operating income for the period was $467.8 million, or 26% of net revenues. Net income for the three-month period ended March 31, 2007 was $377.2 million, or $0.27 earnings per diluted share. During the first quarter of 2007, we repurchased 10.2 million shares of our common stock for an aggregate purchase price of $333.5 million.

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

The discussion of our consolidated financial results in this report is intended to assist those reading this report to better understand the key operating and financial measures summarized above as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)

2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Current quarter vs prior quarter	5%	1%	3%	19%
2007
Net revenues	$1,768,074	N/A	N/A	N/A
Current quarter vs prior quarter	3%

We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns, both online and offline, as our business expands, with the strongest sequential growth occurring in the fourth quarter.

Results of Operations

The following table sets forth, for the periods presented, the breakdown of net revenues by type, segment and geography. In addition, we have provided a table of key metrics that drive our revenue results.

Net Revenues

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percent changes)

Net Revenues by Type:
Net transaction revenues Marketplaces	$990,527	22%	$1,211,545
Payments	328,150	28%	418,992
Communications	35,160	119%	77,078

Total net transaction revenues	1,353,837	26%	1,707,615
Advertising and other net revenues	36,582	65%	60,459

Total net revenues	$1,390,419	27%	$1,768,074

Net Revenues by Segment:
Marketplaces	$1,020,193	23%	$1,250,200
Payments	335,066	31%	439,341
Communications	35,160	123%	78,533

Total net revenues	$1,390,419	27%	$1,768,074

Net Revenues by Geography:
U.S.	$748,136	18%	$884,909
International	642,283	38%	883,165

Total net revenues	$1,390,419	27%	$1,768,074

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In millions, except percentages)

Supplemental Operating Data:
Marketplaces Segment(1):
Confirmed registered users(2)	192.9	21%	233.4
Active users(3)	75.4	10%	82.9
Number of listings(4)	575.4	2%	588.4
GMV(5)	$12,504	14%	$14,281
Payments Segment:
Total accounts(6)	105.0	36%	143.3
Active accounts(7)	29.2	22%	35.7
Number of payments(8)	149.2	19%	177.0
Total payment volume(9)	$8,769	30%	$11,359
Communications Segment:
Registered Users(10)	94.6	107%	195.5

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay Marketplaces trading platforms.

(3)	All users, excluding users of Half.com, StubHub and Internet Auction, who bid on, bought, or listed an item within the previous 12-month period.

(4)	Listings on eBay Marketplaces trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all accounts opened, including users who made payments using PayPal but have not registered, excluding accounts that have been closed or locked and the payment gateway business accounts.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system during the period.

(8)	Total number of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.

(10)	Cumulative number of unique user accounts created on Skype as of the end of the period.

Our net transaction revenues from our Marketplaces segment are derived primarily from listing, feature and final value fees paid by sellers and lead referral fees. For our Payments segment, net transaction revenues are generated primarily by fees from payment processing services. Our Communications segment primarily generates net transaction revenues from fees charged to users to connect Skype’s VoIP network to traditional telecommunication networks. These fees are charged on a per minute basis or on a subscription basis and we refer to these minutes as SkypeOut minutes. Net revenues from advertising are derived principally from the sale of advertisements and from revenue sharing arrangements. Other net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances.

Net revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, Skype user’s Internet protocol address, advertiser or other service provider is located.

Marketplaces Net Transaction Revenues

Total net transaction revenues from Marketplaces increased 22% during the first quarter of 2007 compared to the same period of the prior year. The growth in net transaction revenues was the result of increased auction transaction activity, reflected in the growth in GMV, the number of registered users and active users as well as growth in our non-GMV based businesses; Shopping.com, Rent.com and our classifieds websites.

GMV increased 14% during the first quarter of 2007 compared to the same period of the prior year. The increase resulted from growth in conversion rates and average selling prices, a weaker U.S. Dollar and growth in listings. GMV growth occurred across all major categories, with the motors, technology, collectibles, clothing, home, sports and business categories having the most significant dollar impact.

The number of registered users and active users increased 21% and 10%, respectively, at March 31, 2007 compared to March 31, 2006. We believe that increases in user activity are largely the result of our promotional efforts, our emphasis on helping our user community be successful through the introduction of new site features and functionality, our international expansion, and expanded trust and safety programs.

Marketplaces net transaction revenues earned internationally totaled $624.8 million during the first quarter of 2007 and $483.2 million during the first quarter of 2006, representing 52% and 49% of total Marketplaces net transaction revenues, respectively. Based on changes in foreign currency rates year over year, Marketplaces net revenues were positively impacted by foreign currency translation of approximately $50.3 million during the first quarter of 2007. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect Marketplaces net transaction revenues to increase as we continue to improve the buyer experience, which we believe will translate into higher GMV, along with continued growth from our non-GMV businesses.

Payments Net Transaction Revenues

Payments net transaction revenues increased 28% during the first quarter of 2007 compared to the same period of the prior year which is consistent with our 30% growth in total payment volume year over year. The growth in Payments net transaction revenues was positively affected by PayPal’s continued penetration of eBay Marketplaces transactions. Further, Payments net transaction revenues have grown in connection with the increase in our eBay Marketplaces GMV during the first quarter of 2007 as compared to the same period of the prior year.

In addition, net transaction revenue growth was due to a 51% increase in total payment volume in PayPal’s merchant services transactions during the first quarter of 2007 compared to the same period of the prior year driven by increased merchant use of our products. The total payment volume for PayPal’s merchant services transactions was approximately $4.4 billion in the first quarter of 2007, which represented 39% of PayPal’s total payment volume. The total payment volume for PayPal’s merchant services transactions was approximately $2.9 billion in the first quarter of 2006, which represented 33% of PayPal’s total payment volume. Our Payments net transaction revenues as a percentage of total payment volume was 3.7% during the first quarter of 2007 and 2006.

Payments net transaction revenues earned internationally totaled $171.3 million during the first quarter of 2007, representing 41% of total Payments net transaction revenues during that period. This is compared to Payments net transaction revenues earned internationally of $118.6 million during the first quarter of 2006, representing 36% of total Payments net transaction revenues. Growth in the international business continues to benefit from our expansion of our geographical footprint and expansion in the number of currencies supported by PayPal over the last twelve months. Based on changes in foreign currency rates year over year, Payments net revenues were positively impacted by foreign currency translation of approximately $10.0 million during the first quarter of 2007. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect Payments net transaction revenues to increase in total and net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We expect to grow our merchant services business as the number of merchants integrating PayPal on their websites increases and we build consumer preference for PayPal. In addition, we expect to continue to drive higher penetration rates on Marketplaces platforms and benefit from growth in Marketplaces GMV.

Communications Net Transaction Revenues

Communications net transaction revenues increased 119% during the first quarter of 2007 compared to the same period of the prior year. The increase in net revenues was primarily due to an increase in SkypeOut minutes to 1.5 billion during the first quarter of 2007 compared to 659 million in the same period of the prior year. The increase in SkypeOut minutes was due primarily to the growth in the cumulative number of Skype registered users to 195.5 million at March 31, 2007 from 94.6 million at March 31, 2006.

Communications net transaction revenues earned internationally totaled $65.5 million in the first quarter of 2007 and $30.2 million in the first quarter of 2006, representing 85% and 87% of total Communications net transaction revenues, respectively. Based on changes in foreign currency rates year over year, Communications net revenues were positively impacted by foreign currency translation of approximately $6.5 million during the first quarter of 2007. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect Communications net transaction revenues to increase in total as we expect to continue to increase both our user base and user activity.

Advertising and Other Net Revenues

Advertising and other net revenues represented 3% of total net revenues during the first quarter of 2007 and 2006. Advertising and other net revenues increased 65% due to interest earned from banks on certain U.S. PayPal customer account balances and Marketplaces advertising initiatives. Prior to the fourth quarter of 2006, certain U.S. PayPal customer account balances were maintained in non-interest bearing accounts. We continue to view our business as primarily transaction-revenue driven and we expect advertising and other net revenues to continue to represent a relatively small proportion of total net revenues during the remainder of 2007.

Cost of Net Revenues

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percentages)

Cost of net revenues	$283,597	39%	$393,689
As a percentage of net revenues	20.4%		22.3%

Cost of net revenues consists primarily of costs associated with payment processing, customer support and site operations, and Skype telecommunications costs. Significant cost components include bank charges, credit card interchange, assessments, other payment processing costs, employee compensation, contractor costs, facilities costs for our customer support and site operations, depreciation of equipment, amortization of capitalized product development costs and amortization of acquired developed technology.

The increase in cost of net revenues during the first quarter of 2007, compared to the same period in the prior year, was primarily due to an increase in payment processing costs, Skype telecommunications costs, and customer support and site operations costs as we continue to grow our lower margin segments, Payments and Communications. Payment processing costs increased $49.3 million during the first quarter of 2007 compared to the same period of the prior year. Payment processing costs are driven by higher Marketplaces transaction activity and an increase in PayPal total payment volume. Skype telecommunications costs increased $21.7 million during the first quarter of 2007, compared to the same period of the prior year, due to an increase in SkypeOut minutes. Aggregate customer support and site operations costs increased approximately $39.2 million during the first quarter of 2007, compared to the same period of the prior year due to the development and expansion of our customer support and site operations infrastructure.

For the remainder of 2007, cost of net revenues are expected to increase in total and as a percentage of net revenues primarily due to growth in our Payments and Communications segments, each of which is growing faster and has a lower gross margin than our Marketplaces segment.

Sales and Marketing

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percentages)

Sales and marketing	$388,684	14%	$443,252
As a percentage of net revenues	28.0%		25.1%

Sales and marketing expenses consist primarily of advertising costs, marketing programs and employee compensation for sales and marketing staff.

The increase in sales and marketing expenses in the first quarter of 2007, compared to the same period in the prior year was primarily due to our continued investment in growing and retaining our active user base. Combined advertising and marketing costs increased $45.1 million in the first quarter of 2007 compared to the same period in the prior year, due to an increase in marketing to promote PayPal’s services. Additionally, staffing costs increased $6.7 million due to staffing increases.

For the remainder of 2007, sales and marketing expenses are expected to increase in total due to an expected increase in our marketing expenses to attract new customers and increase user activity across all of our segments. Sales and marketing expenses as a percentage of net revenues are expected to slightly decrease due to improved sales and marketing expense leverage in our Marketplaces segment and the growth in our Payments and Communications segments, each of which has lower relative sales and marketing expenses than our Marketplaces segment.

Product Development

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percentages)

Product development	$119,070	16%	$137,598
As a percentage of net revenues	8.6%		7.8%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payment services projects. These capitalized costs totaled $6.8 million in the first quarter of 2007 and $18.0 million in the first quarter of 2006, and are reflected as a cost of net revenues when amortized in future periods.

The increase in product development expenses in the first quarter of 2007, compared to the same period in the prior year, was primarily due to a $9.1 million increase in staffing costs and $4.7 million increase in contractor costs to support various platform development initiatives in our Marketplaces, Payments and Communications segments.

For the remainder of 2007, product development expenses are expected to increase in total and remain consistent as a percentage of net revenues, as we develop new site features and functionality and continue to improve and expand operations across all businesses while leveraging our expenses.

General and Administrative

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percentages)

General and administrative	$229,552	21%	$278,359
As a percentage of net revenues	16.5%		15.7%

General and administrative expenses consist primarily of employee compensation, contractor costs, provisions for transaction losses associated with PayPal, facilities costs, depreciation of equipment, provision for doubtful accounts, payroll taxes on employee stock options, insurance and professional fees.

The increase in general and administrative expenses in the first quarter of 2007, compared to the same period of the prior year, was primarily due to provisions for transaction losses associated with PayPal, employee-related costs, facilities costs and depreciation expense. PayPal’s payment transaction loss expense increased approximately $10.3 million during the first quarter of 2007 as compared to the same period of the prior year. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, increased to 0.32% during the first quarter of 2007, compared to 0.29% during the same period of the prior year. Staffing costs increased by approximately $23.0 million during the first quarter of 2007, compared to the same period of the prior year, due to staffing increases. Facilities costs and depreciation expense increased by approximately $5.5 million during the first quarter of 2007 compared to the same period of the prior year.

For the remainder of 2007, we expect general and administrative expenses to increase due to our continued investment across all areas of our business and related corporate functions, particularly in our consumer protection programs. General and administrative expenses as a percentage of revenues are expected to decrease as a percentage of net revenues due to leverage in our traditional general and administrative functions, which will be partially offset by investments in our consumer protection programs.

Amortization of Acquired Intangible Assets

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percentages)

Amortization of acquired intangible assets	$46,892	1%	$47,349
As a percentage of net revenues	3.4%		2.7%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in online e-commerce, payments and communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in the amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The slight increase in amortization of acquired intangibles is due to the timing of acquisitions.

Amortization of acquired intangible assets may increase should we make additional acquisitions in the future.

Interest and Other Income, Net

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percentages)

Interest and other income, net	$25,759	17%	$30,020
As a percentage of net revenues	1.9%		1.7%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture results and other miscellaneous non-operating transactions.

Our interest and other income, net, increased during the first quarter of 2007 as compared to the same period of the prior year, due to higher cash, cash equivalents and investments balances. The weighted-average interest rate of our portfolio was approximately 3.8% in the first quarter of 2007, compared to 3.5% in the same period of the prior year.

For the remainder of 2007, interest and other income, net, will vary primarily based on future interest rates and the level of invested assets, and our portion of unconsolidated joint venture results.

Interest Expense

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percentages)

Interest expense	$747	508%	$4,542
As a percentage of net revenues	0.1%		0.3%

Interest expense consists of interest charges on the amount drawn under our line of credit and certain accrued contingencies. The increase in interest expense in the first quarter of 2007, compared to the same period of the prior year, is primarily due to interest charges associated with our line of credit and certain accrued contingencies. During the three months ended March 31, 2007, we borrowed and repaid $160 million under our line of credit.

Provision for Income Taxes

	Three Months Ended	Percent	Three Months Ended
	March 31, 2006	Change	March 31, 2007
	(In thousands, except percentages)

Provision for income taxes	$99,354	17%	$116,129
As a percentage of net revenues	7.1%		6.6%
Effective tax rate	29%		24%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate offset by state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate.

The lower effective tax rates for the first quarter of 2007, compared to the first quarter of 2006, resulted primarily from expansion of our international operations and changes to the allocation of costs to our international businesses. For the remainder of 2007, we expect our effective tax rate to be lower compared to 2006.

Foreign Exchange Hedging Policy

We are a growing company, with an increasing proportion of our operations outside the U.S. Accordingly, our foreign currency exposures have increased substantially and are expected to continue to grow. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported cash flow and results of operations.

Our primary foreign currency exposures are transaction, economic and translation:

Transaction Exposure:  Around the world, we have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions), that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange contracts to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables, all of which are recognized in interest and other income, net.

Economic Exposure:  We also have anticipated future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary economic exposures include future royalty receivables, customer collections, and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange contracts to hedge the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the transaction is settled.

Earnings Translation Exposure:  As our international operations grow, fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign denominated subsidiaries. We may decide to purchase foreign exchange contracts to offset the earnings impact of currency fluctuations. Such contracts will be marked-to-market on a monthly basis and any unrealized gain or loss will be recorded in interest and other income, net.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2006	2007
	(In thousands)

Net cash provided by (used in):
Operating activities	$584,204	$564,492
Investing activities	(145,886)	(62,650)
Financing activities	103,978	(225,157)
Effect of exchange rates on cash and cash equivalents	20,558	27,532

Net increase in cash and cash equivalents	$562,854	$304,217

We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2007 and 2006, mainly due to non-cash charges to earnings and tax benefits on the exercise of employee stock options resulting from personal gains recognized by our employees. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation expense related to stock options, restricted stock units and employee stock purchases, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary. As a substantial portion of the company’s net operating losses and tax credits have now been utilized, cash is now required for tax payments in the U.S. For the remainder of 2007, total U.S. and foreign income tax payments will be dependent on our taxable income and are estimated to be in the range of $550 to $600 million. For the remainder of 2007, we expect net cash provided by operating activities to increase primarily from higher net income.

Net cash used in investing activities during the first three months of 2007 totaled $62.7 million and related mainly to the purchases of StubHub for $258.6 million, the purchase of computer equipment and software to support our site operations, customer support and international expansion for $85.4 million, offset by cash generated from the sale of investments of $280.2 million. Net cash used in investing activities during the first three months of 2006 consisted primarily of the cash payment for computer equipment and software to support our site operations, customer support and international expansion. For the remainder of 2007, we expect to continue to purchase property and equipment and we may acquire other businesses for cash, thereby impacting investing cash flows.

The net cash flows used in financing activities of $225.2 million during the first three months of 2007 was primarily due to the repurchase of approximately 10.2 million shares of common stock for an aggregate purchase price of approximately $333.5 million, offset by proceeds from the exercise of stock options of $92.2 million and the excess tax benefits from stock-based compensation of $13.8 million. Net cash provided by financing activities of $104.0 million during the first three months of 2006 was due to proceeds from the exercise of stock options of $80.6 million and the excess tax benefits from stock-based compensation of $23.4 million. For the remainder of 2007, we may continue to repurchase stock, thereby impacting financing cash flows.

The positive effect of exchange rates on cash and cash equivalents during the three months ended March 31, 2007 and 2006 was due to the weakening of the U.S. dollar during the quarter against other foreign currencies, primarily the Euro.

Stock Repurchases

As of March 31, 2007, we have repurchased approximately $2.0 billion of our common stock since the inception of our stock repurchase program and we have been authorized by the Board to purchase an additional $2.0 billion of our common stock under our stock repurchase program through January 2009.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. All customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in PayPal’s Money Market Fund totaling approximately $1.7 billion and $1.5 billion as of March 31, 2007 and December 31, 2006, respectively.

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

Liquidity and Capital Resource Requirements

We believe that existing cash, cash equivalents and investments of approximately $3.5 billion, together with cash generated from operations and cash available through our $1.0 billion credit facility, will be sufficient to fund our operating activities, capital expenditures, stock repurchases and other obligations for the foreseeable future.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

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

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2007, our fixed-income investments earned a pretax yield of approximately 5.1%, with a weighted average maturity of two months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $0.6 million.

Equity Price Risk

We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three months ended March 31, 2007 or 2006 relating to the other-than-temporary impairment in the fair value of equity investments. At March 31, 2007, the total carrying value of our equity instruments and equity method investments, included in long term investments, was $108.4 million.

Foreign Currency Risk

During the first quarter of 2007, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 50% of our consolidated net revenues, an increase from 46% for the same period of 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and primarily include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, Australian dollars, Chinese renminbi, and Indian rupee. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. We expect our international operations will continue to grow in significance as we develop and deploy our global marketplaces and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income in the event the U.S. dollar strengthens relative to other currencies.

If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. The change in weighted average foreign currency exchange rates in the first quarter of 2007 as compared to the same period in the prior year resulted in higher net revenues of approximately $66.9 million and higher aggregate cost of revenues and operating expenses of approximately $26.0 million. In addition, at March 31, 2007, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $2.6 billion.

Furthermore, our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Transaction Exposure

As of March 31, 2007, we had outstanding foreign exchange hedge contracts with notional values equivalent to approximately $227.0 million with maturity dates within 31 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2007, was a net translation gain of approximately $67.8 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using foreign exchange contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three months ended March 31, 2007, the realized gains and losses related to these hedges were not significant.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Euro, British pound and Korean won in which our revenues and profits are denominated would result in a decrease/increase to quarterly operating income of approximately $40.8 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Economic Exposure

We enter into various intercompany arrangements primarily denominated in Euros and British pounds. To reduce foreign exchange risk related to these inter-company arrangements for fiscal 2007, we entered into foreign exchange contracts during the three months ended March 31, 2007. The objective of the foreign exchange contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro and the U.S. dollar/British pound exchange rates. Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions using the foreign exchange contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/Euro and the U.S. dollar/British pound exchange rates. During the three months ended March 31, 2006 and 2007, the realized gains and losses related to these hedges were not significant. The notional amount of our hedges receiving cash flow hedge accounting treatment was $348.1 million and the net loss related to these hedges recorded to accumulated other comprehensive income as of March 31, 2007 was not significant.

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

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a decision was reached in April 2007 (although the full written decision has not yet been released). In September 2004, the German Federal Supreme Court issued its written opinion in favor of Rolex in a case involving an unrelated company, ricardo.de AG, but somewhat comparable legal theories. The Court has now confirmed that the ricardo.de decision applies to eBay, and that eBay must therefore take reasonable measures to prevent recurrence once it is informed of clearly identified infringement. The Court may clarify its reasoning in its full decision, and we expect that the Court’s decision will result in an increase in litigation against us in Germany, although we do not currently believe that it will require a significant change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 35 million in damages. In or about September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs set up in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint are due in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. In March 2006, the Patent and Trademark Office reiterated its earlier ruling rejecting the claims contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We have requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. Final briefs regarding both claims were filed in March 2007, and a hearing has been scheduled for June 2007. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe avoids any infringement of the consignment patent. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties are in the process of conducting discovery. A claim construction hearing has been scheduled for September 2007, and we expect a trial date to be scheduled for 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

In February 2007, our StubHub subsidiary was sued in the U.S. District Court for the Central District of California (No. CV-07-1328) in a purported class action lawsuit alleging that StubHub violated the Fair and Accurate Credit Transaction Act by allegedly printing receipts containing more than the last five digits of a credit card number or the expiration date. The complaint seeks compensatory and punitive damages and attorneys fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay, through its wholly owned subsidiary PayPal, used illegal tie-in and steering practices to improperly “monopolize” the forms of payment that sellers can use on eBay. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us, especially in Europe. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	the volume, size, timing, and completion rate of transactions using our websites or technology;

•	our ability to grow activity and activation of the users of our traditional Marketplace businesses in our most mature geographies, especially the U.S., Germany and the U.K.;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to integrate, manage, and profitably expand and further monetize the Skype business;

•	our ability to successfully integrate and manage other recent and prospective acquisitions;

•	regulatory and legal actions imposing obligations on our businesses or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	the costs and results of litigation that involves us;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations;

•	our ability to develop product enhancements at a reasonable cost and programs and features in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to increase the acceptance of PayPal by online merchants outside of the eBay Marketplaces;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to manage PayPal’s transaction loss and credit card chargeback rates and payment funding mix;

•	our ability to continue Skype’s growth and find mechanisms to more effectively monetize it;

•	our ability to attract new personnel in a timely and effective manner and retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.

The increased variety of services offered on our websites makes it difficult for us to forecast the level or source of our revenues or earnings accurately. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast income statement expenses as a percentage of net revenues. Quarterly and annual income statement expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

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

We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have declined over time and may continue to do so as the existing base of users and transactions becomes larger. As our penetration in established markets grows, we will increasingly need to rely on keeping existing users active and increasing their activity level on our sites for growth in those markets. In addition, our Marketplaces business is facing increased competitive pressure, particularly in Asia. Because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major eBay Marketplace markets also adversely affect PayPal’s growth rate. The expected future growth of our PayPal, Skype, StubHub, and Shopping.com businesses may also cause downward pressure on our profit margin because those businesses have lower gross margins than our eBay trading platforms.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, the U.K., and South Korea, has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 48% and 50%, respectively, of our net revenues in fiscal year 2006 and the first quarter of 2007. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in late 2006 we announced a change to our strategy in China by entering into a joint venture with a local Chinese company. Even if we are successful in developing new markets, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries. As we continue to expand internationally, including through the expansion of PayPal, Skype, Shopping.com, and Kijiji, we are subject to risks of doing business internationally, including the following:

•	strong local competitors;

•	regulatory requirements, including regulation of Internet services, communications, auctioneering, professional selling, distance selling, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to special taxes, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political or economic conditions; and

•	differing intellectual property laws.

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

We are continuing to expand PayPal’s services internationally. We have limited experience with the payments business outside of the U.S. In some countries, expansion of PayPal’s business may require a close commercial relationship with one or more local banks, a shared ownership interest with a local entity or registration as a bank under local law. We do not know if these or other factors may prevent, delay, or limit PayPal’s expansion or reduce its profitability. Any limitation on our ability to expand PayPal internationally could harm our business.

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

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. Net revenues in the three month period ended March 31, 2007 were positively impacted by foreign currency translation of $66.9 million, compared to the same period of the prior year. Operating income in the three month period ended March 31, 2007 was positively impacted by foreign currency translation of $40.9 million, compared to the same period of the prior year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, our European revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro and the British Pound, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these suits are ongoing, as described under the heading “Item 1: Legal Proceedings,” above. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

Government inquiries may lead to charges or penalties.

A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. Both eBay and PayPal are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against either company. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

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

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in litigation against us from time to time, including litigation brought by Tiffany & Co. and Robespierre, Inc. (doing business as Nanette Lepore) in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, and a number of other owners of intellectual property rights. The plaintiffs in these cases seek to hold eBay liable for counterfeit items listed on our sites by third parties, for the misuse of trademarks in listings or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws. Tiffany seeks, among other things, injunctive relief and damages. A trial in the Tiffany case has been scheduled for June 2007. Other luxury brand owners have also filed suit against us or have threatened to do so. In addition, we may be subject to criminal penalties if the authorities feel we have aided in the sale of counterfeit goods. While to date we have been largely successful in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. In particular, plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union because of the active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we have not adequately removed counterfeit listings or effectively suspended users who have created such listings. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business. Litigation and negative publicity may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

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

We have acquired a number of businesses in the past, including, most recently StubHub. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require an increased focus on active marketing efforts across all of our brands. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. During 2004 and 2005, we significantly increased the number of brands we are supporting, adding Rent.com, Shopping.com, Kijiji, StubHub, and Skype, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we do attract new users to our services, they may not conduct transactions using our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

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

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection or reporting or record-keeping obligation on companies such as eBay and PayPal that engage in or facilitate e-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect is under discussion or pending in the U.S. Congress, several states, and a number of foreign jurisdictions) or if eBay were ever deemed to be the legal agent of eBay sellers by a jurisdiction in which eBay operates. Imposition of a record keeping or tax collecting requirement would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in some foreign jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we may be legally obligated to provide this data. Requirements that we disclose sellers’ transaction records to tax authorities, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.

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

PayPal offered a buyer protection program that refunds to buyers up to $1,000 in certain eBay transactions if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. In January 2007, this program was revised to refund buyers who use PayPal up to $200 in most eBay transactions, and up to $2,000 in certain eBay transactions, if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. If PayPal makes such a refund, it may seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate. For the full year ended December 31, 2006 and three months ended March 31, 2007, PayPal’s transaction loss totaled $126.4 million and $35.9 million, representing 0.33% and 0.32% of PayPal’s total payment volume, respectively.

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

Skype licenses technology underlying certain key components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the audio and video compression/decompression used to provide high sound and video quality. Although Skype has contracts in place with its third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in a decrease in service quality until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or license or develop alternative technologies would harm Skype’s business.

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

Because PayPal is not a bank, it cannot belong to or directly access credit card associations, such as Visa and MasterCard. As a result, PayPal must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa each implemented increases in their interchange fees for credit cards in April 2005. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. These increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of any rule violations by PayPal. The credit card associations set and interpret the credit card rules. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

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

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal’s newer products have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. Although PayPal did not admit any liability for any of the allegations in the two cases, the required changes to our disclosure practices under the settlement agreements could result in increased use of credit card funding, which would harm PayPal’s business.

If PayPal was found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission, or electronic funds transfers, it could be subject to liability and forced to change its business practices.

A number of U.S. states have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 36 of these jurisdictions and interpretations in nine states that licensing is not required under their existing statutes. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. In July 2005, PayPal entered into a settlement agreement and agreed to pay $225,000 to the California Department of Financial Institutions in connection with alleged violations of the California Financial Code relating to the use of a receipt form for international payments that had not been pre-approved by the Department, and incomplete reporting to the Department. If PayPal was found to be in violation of other money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal.

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

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and PayPal does not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 2.0 million transactions per day during the quarter ended March 31, 2007, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

PayPal’s status under banking or financial services laws or other laws in markets outside the U.S. is unclear.

PayPal currently allows its customers with credit cards to send payments from 103 markets, and to receive payments in 49 of those markets. In 35 of these 49 markets, customers can withdraw funds to local bank accounts, and in eight of these markets customers can withdraw funds by receiving a bank draft in the mail. PayPal offers customers the ability to send or receive payments denominated in 17 currencies. Twenty-five of the 103 markets whose residents can use the PayPal service are members of the European Union, and PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) Ltd., a wholly-owned subsidiary of PayPal that is licensed in the United Kingdom to operate as an Electronic Money Institution. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the United Kingdom regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to United Kingdom consumer protection law. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management or other requirements imposed on electronic money institutions.

In markets other than the U.S., EU, Australia and China, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, future localization or targeted marketing of PayPal’s service in those countries could require licensure and other laws of those countries (such as data protection and anti-money laundering laws) may apply. If PayPal was found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

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

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services,” and we have registered as an Internet auction listing service in Illinois. Although this registration has not had a negative impact on our business to date, other regulatory and licensure claims could result in costly litigation or could require us to change the way we or our users do business in ways that increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites, and in November 2006 the New England Patriots filed suit against StubHub alleging that StubHub’s resale activities violate Massachusetts’ ticket resale laws and constitute intentional interference with the team’s relationship with its season ticket holders. In April 2007, Ticketmaster filed suit against eBay d/b/a StubHub alleging that StubHub had improperly interfered with Ticketmaster’s contracts with its clients by wrongfully obtaining tickets for sale in violation of Ticketmaster’s exclusive contractual rights to sell such tickets. Such litigation could result in damage awards, could require us to change our business practices in harmful ways, or could otherwise negatively affect our tickets business. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers (such as TicketsNow and RazorGator). If we are unable to effectively compete with these competitors, our tickets business could be harmed.

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

Customer complaints or negative publicity about our customer support could diminish use of our services.

Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer support representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s anti-fraud models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in the eBay brands as a whole.

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

Marketplaces

Marketplaces businesses currently or potentially compete with a number of companies providing both particular categories of goods and broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low and current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful e-commerce companies.

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

A number of companies have launched a variety of services that provide new channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds sites such as Oodle.com, Google Base, and Microsoft Live Expo. In 2005, we acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google’s Product Search, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Similarly, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Jewelry & Watches category include: Bluenile.com, Macy’s, Mondera.com, HSN.com, QVC.com, Ross-Simons, Signet/Sterling, Tiffany, Whitehall, Zales, and a variety of online and offline independent jewelry and watch retailers.

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

Our operations in the People’s Republic of China, or PRC, are conducted through our EachNet subsidiary, a PayPal subsidiary, and a joint venture between EachNet and Tom Online. EachNet and PayPal are Delaware corporations and foreign persons under the laws of the PRC are subject to many of the risks of doing business internationally described above in “There are many risks associated with our international operations.” The PRC currently regulates its Internet sector through regulations restricting the scope of foreign investment and through the enforcement of content restrictions on the Internet. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. These regulations have created substantial uncertainties regarding the legality of foreign investments in PRC Internet companies, including the entities through which we do business in the PRC, and the business operations of such companies. In order to meet local ownership and regulatory licensing requirements, EachNet is operated through a foreign-owned enterprise indirectly owned by eBay’s European operating entity, which acts in cooperation with a local PRC company owned by certain local employees. The PayPal China website is operated through a foreign-owned enterprise owned by a PayPal subsidiary, which acts in cooperation with a local PRC company owned by certain local employees. We believe the current ownership structures of EachNet, the joint venture between EachNet and Tom Online, and PayPal comply with all existing PRC laws, rules, and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. The People’s Bank of China, or PBOC, has recently proposed guidelines for payment settlement organizations which may require PayPal to identify and negotiate a new business relationship to act in cooperation with a local PRC entity that is not owned by local employees and has a substantial operating history, and to obtain prior approval of the relationship from the PBOC. There are also uncertainties regarding EachNet’s and PayPal’s ability to enforce contractual relationships they have entered into with respect to management and control of the company’s business. If any of the entities through which we do business in the PRC were found to be in violation of any existing or future PRC laws or regulations, they could be subject to fines and other financial penalties, have their business and Internet content provider licenses revoked, or be forced to discontinue business entirely. In addition, any finding of a violation of PRC laws or regulations by any of the entities through which we do business in the PRC could make it more difficult for us to launch new or expanded services in the PRC.

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

The success of Skype depends on continued growth in its number of users, which in turn depends on wider public acceptance of VoIP and our ability to provide other services to Skype users. The VoIP communications medium is still in its early stages, and it may not develop a broad audience. Skype users may be required to purchase computer headsets, or leave a personal computer on to communicate, and they may believe that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. Managers of some large private branch exchange, or PBX, systems in businesses, universities, government agencies, and other institutions may refuse to allow the use of Skype due to concerns over security, server usage, or for other reasons. If VoIP does not achieve wide public acceptance, our Skype business will be adversely affected.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2007 was as follows:

			Total Number of
			Shares Purchased	Maximum Dollar
	Total Number		as Part of	Value that May
	of Shares	Average Price	Publicly Announced	Yet be Purchased
Period	Purchased(2)	Paid per Share	Programs	Under the Program(1)

January 1, 2007-January 31, 2007	2,442	$31.21	—	$2,333,459,583
February 1, 2007-February 28, 2007	7,016,900	$33.32	7,016,900	$2,099,655,622
March 1, 2007-March 31, 2007	3,198,116	$31.22	3,191,900	$2,000,002,117

	10,217,458		10,208,800

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized the expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. Under this program, as of March 31, 2007, we had repurchased approximately $2.0 billion of our common stock at an average price of $30.90 per share. As of March 31, 2007, $2.0 billion remained available for further purchases under this program.

(2)	Includes shares of stock repurchased from employees, in addition to the 10.2 million shares repurchased pursuant to our stock repurchase program

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

During the quarter ended March 31, 2007, our Audit Committee approved the non-audit engagement of PwC to perform due diligence services related to certain potential acquisitions.

Item 6:  Exhibits

Exhibit 10.01	1998 Employee Stock Purchase Plan, as amended+
Exhibit 10.02	Summary of Compensation Payable to Named Executive Officers+
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ Margaret C. Whitman
Margaret C. Whitman
President and Chief Executive Officer

Date: April 24, 2007

Principal Financial Officer:

By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: April 24, 2007

Principal Accounting Officer:

By:	/s/ Douglas Jeffries
Douglas Jeffries
Vice President, Chief Accounting Officer

Date: April 24, 2007

INDEX TO EXHIBITS

Exhibit 10.01	1998 Employee Stock Purchase Plan, as amended+
Exhibit 10.02	Summary of Compensation Payable to named Executive Officers+
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.