Form 10-Q
period 2007-06-30
EBAY INC
filed 2007-07-27
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of July 20, 2007 there were 1,358,453,486 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2006	2007
	(In thousands, except
	par value amounts)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,662,792	$3,418,349
Short-term investments	542,103	181,983
Accounts receivable, net	393,195	379,850
Funds receivable	399,297	502,041
Restricted cash	12,738	17,207
Other current assets	960,461	980,946

Total current assets	4,970,586	5,480,376
Long-term investments	277,853	176,138
Property and equipment, net	998,196	1,032,673
Goodwill	6,544,278	6,917,265
Intangible assets, net	682,977	681,240
Other assets	20,121	73,465

Total assets	$13,494,011	$14,361,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,392	$94,487
Funds payable and amounts due to customers	1,159,952	1,293,457
Accrued expenses and other current liabilities	681,669	725,969
Deferred revenue and customer advances	128,964	145,236
Income taxes payable	464,418	69,494

Total current liabilities	2,518,395	2,328,643
Deferred and other tax liabilities, net	31,784	447,788
Other liabilities	39,200	45,197

Total liabilities	2,589,379	2,821,628
Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,368,512 and 1,358,212 shares outstanding	1,431	1,441
Additional paid-in capital	8,034,282	8,430,167
Treasury stock at cost, 62,250 and 82,813 shares	(1,669,428)	(2,346,935)
Retained earnings	3,842,150	4,595,295
Accumulated other comprehensive income	696,197	859,561

Total stockholders’ equity	10,904,632	11,539,529

Total liabilities and stockholders’ equity	$13,494,011	$14,361,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands, except per share amounts)
	(Unaudited)

Net revenues	$1,410,784	$1,834,429	$2,801,203	$3,602,503
Cost of net revenues	296,883	416,789	580,480	810,478

Gross profit	1,113,901	1,417,640	2,220,723	2,792,025

Operating expenses:
Sales and marketing	384,347	477,768	773,031	921,020
Product development	123,972	147,934	243,042	285,532
General and administrative	236,576	283,478	466,128	561,837
Amortization of acquired intangible assets	57,592	51,554	104,484	98,903

Total operating expenses	802,487	960,734	1,586,685	1,867,292

Income from operations	311,414	456,906	634,038	924,733
Interest and other income, net	25,629	33,967	51,388	63,987
Interest expense	(929)	(2,734)	(1,676)	(7,276)

Income before income taxes	336,114	488,139	683,750	981,444
Provision for income taxes	(86,120)	(112,315)	(185,474)	(228,444)

Net income	$249,994	$375,824	$498,276	$753,000

Net income per share:
Basic	$0.18	$0.28	$0.35	$0.55

Diluted	$0.17	$0.27	$0.35	$0.55

Weighted average shares:
Basic	1,411,925	1,361,046	1,409,190	1,363,986

Diluted	1,435,757	1,378,697	1,438,746	1,381,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands)
	(Unaudited)

Net income	$249,994	$375,824	$498,276	$753,000

Other comprehensive income:
Foreign currency translation	154,848	95,445	282,381	163,241
Unrealized gains on investments, net	2,417	404	5,010	684
Unrealized losses on hedging activities	(1,347)	(367)	(2,912)	(480)
Tax provision on above items	(442)	(11)	(912)	(81)

Net change in accumulated other comprehensive income	155,476	95,471	283,567	163,364

Comprehensive income	$405,470	$471,295	$781,843	$916,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$498,276	$753,000
Adjustments:
Provision for doubtful accounts and authorized credits	51,874	45,247
Provision for transaction losses	49,906	69,769
Depreciation and amortization	265,712	290,171
Stock-based compensation related to stock options and employee stock purchases	169,226	151,571
Tax benefits from stock-based compensation	90,524	53,009
Excess tax benefits from stock-based compensation	(60,973)	(29,774)
Deferred income taxes	(13,300)	(51,177)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(37,598)	(32,917)
Funds receivable	33,810	(100,437)
Other current assets	(133,491)	(22,873)
Other non-current assets	8,777	(57,833)
Accounts payable	75,292	8,560
Funds payable and amounts due to customers	80,015	118,546
Accrued expenses and other liabilities	(25,722)	(27,425)
Deferred revenue and customer advances	24,664	16,534
Income taxes payable and other tax liabilities	22,725	35,106

Net cash provided by operating activities	1,099,717	1,219,077

Cash flows from investing activities:
Purchases of property and equipment, net	(282,008)	(206,741)
Purchases of investments	(491,224)	(160,143)
Maturities and sales of investments	761,159	625,267
Acquisitions, net of cash acquired	(45,505)	(320,195)
Other	(1,245)	2,112

Net cash used in investing activities	(58,823)	(59,700)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	175,001	184,441
Excess tax benefits from stock-based compensation	60,973	29,774
Repurchases of common stock, net	—	(674,861)

Net cash provided by (used in) financing activities	235,974	(460,646)

Effect of exchange rate changes on cash and cash equivalents	43,933	56,826

Net increase in cash and cash equivalents	1,320,801	755,557
Cash and cash equivalents at beginning of period	1,313,580	2,662,792

Cash and cash equivalents at end of period	$2,634,381	$3,418,349

Supplemental cash flow disclosures:
Cash paid for interest	$1,224	$4,070
Cash paid for income taxes	$92,357	$217,505

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

eBay has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction site, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, and Rent.com. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals or businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (“VoIP”) communications between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

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

The consolidated financial statements include 100% of the assets and liabilities of majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20%, but less than a 50%, ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. For the three- and six — month periods ended June 30, 2006 and 2007, the equity method income recorded in interest and other income, net was not material to our operating results. Investments in entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2006 and June 30, 2007. These statements also show our condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the three- and six-month periods ended June 30, 2006 and 2007 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006 and 2007. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007. The condensed consolidated balance sheet as of December 31, 2006 was derived from our audited financial statements for the year ended December 31, 2006, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

Certain prior period balances have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 on January 1, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 but we do not believe that the adoption of FAS 157 will materially impact our financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Numerator:
Net income	$249,994	$375,824	$498,276	$753,000

Denominator:
Weighted average common shares	1,412,408	1,361,565	1,409,478	1,364,518
Weighted average nonvested common stock subject to forfeiture/repurchase	(483)	(519)	(288)	(532)

Denominator for basic calculation	1,411,925	1,361,046	1,409,190	1,363,986
Weighted average effect of dilutive securities:
Weighted average nonvested common stock subject to forfeiture/repurchase	483	519	288	532
Employee stock options	23,349	17,132	29,268	16,966

Denominator for diluted calculation	1,435,757	1,378,697	1,438,746	1,381,484

Net income per share:
Basic	$0.18	$0.28	$0.35	$0.55

Diluted	$0.17	$0.27	$0.35	$0.55

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended June 30, 2006 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, was approximately 80.0 million and 89.0 million shares, respectively. For the six months ended June 30, 2006 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, was approximately 54.8 million and 90.0 million shares, respectively.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We accounted for the acquisition as a taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. Our preliminary allocation of the purchase price is summarized below (in thousands):

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

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended June 30, 2007 (in thousands):

	December 31,	Goodwill		June 30,
	2006	Acquired	Adjustments	2007

Reportable segments:
Marketplaces	$2,648,027	$276,071	$34,220	$2,958,318
Payments	1,348,633	—	(261)	1,348,372
Communications	2,574,979	—	62,956	2,637,935

	$6,571,639	$276,071	$96,915	$6,944,625

Changes to goodwill during the six months ended June 30, 2007 resulted primarily from acquisitions and foreign currency translation adjustments.

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2006 and June 30, 2007, the goodwill related to our equity investments, included above, was approximately $27.4 million.

We conduct our annual impairment test of goodwill as of August 31 of each year. Based on our last impairment test as of August 31, 2006, we determined there was no impairment. There were no events or circumstances from that date through June 30, 2007 indicating that an interim assessment was necessary.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2006				June 30, 2007
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life
				(Years)				(Years)

Intangible assets:
Customer lists and user base	$545,527	$(240,340)	$305,187	6	$579,495	$(286,476)	$293,019	6
Trademarks and trade names	480,358	(171,390)	308,968	5	543,369	(224,925)	318,444	5
Developed technologies	103,351	(63,912)	39,439	4	122,740	(74,186)	48,554	4
All other	58,115	(26,232)	31,883	4	56,063	(32,918)	23,145	4

	$1,187,351	$(501,874)	$685,477		$1,301,667	$(618,505)	$683,162

As of December 31, 2006 and June 30, 2007, the net carrying amount of intangible assets related to our equity investments included above was approximately $2.5 million and $1.9 million, respectively. All of our acquired identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets was $63.3 million and $57.9 million for the three months ended June 30, 2006 and 2007, respectively. Aggregate amortization expense for intangible assets was $116.7 million and $110.9 million for the six months ended June 30, 2006 and 2007, respectively.

As of June 30, 2007, expected future intangible asset amortization was as follows (in thousands):

Fiscal Years:

2007 (remaining six months)	$115,055
2008	224,159
2009	202,330
2010	110,970
2011	22,647
Thereafter	8,001

$683,162

Note 4 —	Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (“CODM”) to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the financial performance of our operating segments (in thousands):

	Three Months Ended June 30, 2006
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,027,535	$339,091	$44,158	$1,410,784
Direct costs	603,426	251,330	51,615	906,371

Direct contribution	$424,109	$87,761	$(7,457)	504,413

Operating expenses and indirect costs of net revenues				192,999

Income from operations				311,414
Interest and other income, net				25,629
Interest expense				(929)

Income before income taxes				$336,114

	Three Months Ended June 30, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,290,552	$454,167	$89,710	$1,834,429
Direct costs	729,920	370,420	80,423	1,180,763

Direct contribution	$560,632	$83,747	$9,287	653,666

Operating expenses and indirect costs of net revenues				196,760

Income from operations				456,906
Interest and other income, net				33,967
Interest expense				(2,734)

Income before income taxes				$488,139

	Six Months Ended June 30, 2006
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$2,047,728	$674,157	$79,318	$2,801,203
Direct costs	1,191,712	499,742	95,623	1,787,077

Direct contribution	$856,016	$174,415	$(16,305)	1,014,126

Operating expenses and indirect costs of net revenues				380,088

Income from operations				634,038
Interest and other income, net				51,388
Interest expense				(1,676)

Income before income taxes				$683,750

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
	Marketplaces	Payments	Communication	Consolidated

Net revenues from external customers	$2,540,752	$893,508	$168,243	$3,602,503
Direct costs	1,419,760	717,581	155,671	2,293,012

Direct contribution	$1,120,992	$175,927	$12,572	1,309,491

Operating expenses and indirect costs of net revenues				384,758

Income from operations				924,733
Interest and other income, net				63,987
Interest expense				(7,276)

Income before income taxes				$981,444

Direct costs of operating segments include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Segment managers do not have discretionary control over expenses such as our corporate center costs (consisting of costs such as corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expenses, as they are not evaluated in the measurement of segment performance. We have also recast our direct costs for prior periods to reflect changes during the third quarter of 2006 in management of billing operations and certain technology and facilities expenses as direct costs.

Note 5 —	Balance Sheet Component

	December 31,	June 30,
	2006	2007
	(In thousands)

Other current assets:
Customer accounts	$763,757	$791,416
Prepaid expenses	64,003	74,858
Deferred tax asset, net	67,879	55,669
Other	64,822	59,003

	$960,461	$980,946

Customer accounts for certain PayPal foreign subsidiaries include liquid assets set aside for certain customer liabilities as required by regulations in those jurisdictions. These assets may only be held in specified types of highly liquid investments. The customer liabilities represent claims on those foreign subsidiaries and generally against these assets. These assets are included on our balance sheet as current assets with an offsetting current liability in funds payable and amounts due to customers. Customer funds held by PayPal as an agent or custodian, for the benefit of its customers, are not reflected in our condensed consolidated balance sheet.

Note 6 —	Commitments and Contingencies

Litigation and Other Legal Matters

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a written decision was issued in June 2007. The court’s decision found that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing. We expect that this ruling will likely result in increased litigation against us in Germany although we do not currently believe that it will require a significant change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 35 million in damages. In or about September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs set up in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. The U.S. Court of Appeals for the Federal Circuit later reduced the award to $25.5 million. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. In March 2006, the Patent and Trademark Office reiterated its earlier ruling rejecting the claims contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We have requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. A hearing on these motions was held in June 2007, and we are now awaiting rulings from the court. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe avoids any infringement of the consignment patent. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

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

In September 2006, Mangosoft Intellectual Property, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2-06CV-390) alleging that eBay Inc., Skype Technologies S.A., and Skype Software S.a.r.l. infringed a patent owned by Mangosoft relating to dynamic directory services. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and not infringed. We received an initial scheduling order from the court that sets some discovery deadlines, but not a trial date. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay, through its wholly owned subsidiary PayPal, used illegal tie-in and steering practices to improperly “monopolize” the forms of payment that sellers can use on eBay. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In June 2007, we filed a motion to dismiss the class action complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The parties are in the process of conducting discovery. The court has recently entered a scheduling order setting the claim construction hearing for November 2007 and the trial for June 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnification Provisions

In the ordinary course of business we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal’s customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 7 —	Stock Repurchase Program

In 2006, our Board of Directors (“Board”) authorized a stock repurchase program for $2.0 billion of our common stock. In January 2007, our Board authorized the expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. The stock repurchase activity under the program, excluding broker commissions, during the first six months of 2007 is summarized as follows (in thousands, except per-share amounts):

		Average	Value of	Remaining
	Shares	Price per	Shares	Amount
	Repurchased	Share	Repurchased	Authorized

Balance at January 1, 2007	54,526	$30.54	$1,665,450	$334,550
Additional authorization in January 2007	—	—	—	2,000,000
Repurchase of common stock	20,546	32.94	676,828	(676,828)

Balance at June 30, 2007	75,072	31.20	$2,342,278	$1,657,722

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

During the six-month period ended June 30, 2007, we entered into structured equity hedging transactions. According to the terms of the transactions, on the maturity date, if the market price of our common stock exceeded a pre-determined price, we had the option to settle the transaction in cash or shares of our common stock. If the market price of our common stock was below that pre-determined price, we were required to settle the transactions in shares of our common stock.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three-month period ended March 31, 2007, we paid $99.6 million to enter into a structured equity hedging transaction that matured on March 30, 2007. On the maturity date, based on the market price of our stock, we chose to settle for $102.3 million in cash. The premium of approximately $2.7 million was recorded as additional paid-in capital. During the three-month period ended June 30, 2007, we paid $93.7 million to enter into a structured equity hedging transaction that matured on June 29, 2007. On the maturity date, based on the market price of our stock, we settled for approximately 3.0 million shares of our common stock at an effective per share price of $31.40.

Note 8 —	Stock-Based Plans

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation for the three and six-month periods ended June 30, 2006 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Cost of net revenues	$7,631	$9,638	$17,107	$18,411
Sales and marketing	27,063	23,086	51,784	42,309
Product development	22,991	19,420	43,692	35,377
General and administrative	27,723	27,477	56,643	55,474

Total stock-based compensation expense	85,408	79,621	169,226	151,571
Tax benefit	(25,088)	(24,239)	(50,539)	(45,602)

Stock-based compensation expense, net of tax	$60,320	$55,382	$118,687	$105,969

Total stock-based compensation included in capitalized development costs was $2.3 million and $2.1 million for the three-month periods ended June 30, 2006 and 2007, respectively. Total stock-based compensation included in capitalized development costs was $4.5 million and $4.2 million for the six-month periods ended June 30, 2006 and 2007, respectively.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Risk-free interest rates	4.7%	4.5%
Expected lives (in years)	3.5	3.5
Dividend yield	0%	0%
Expected volatility	35%	36%

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2007 (in thousands):

Shares

Outstanding at January 1, 2007	136,614
Granted and assumed	17,686
Exercised	(9,279)
Forfeited/expired/cancelled	(8,468)

Outstanding at June 30, 2007	136,553

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, and generally expire seven to ten years from the date of grant. The weighted average exercise price of stock options granted and assumed during the period was $32.31 per share and the related weighted average grant date fair value was $10.34 per share.

Restricted Stock Units and Nonvested Shares

The following table summarizes restricted stock units activity for the six months ended June 30, 2007 (in thousands):

Units

Outstanding at January 1, 2007	508
Awarded	6,861
Vested	—
Forfeited	(251)

Outstanding at June 30, 2007	7,118

In general, restricted stock units vest over three to five years and are subject to the employees’ continuing service to the company. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant. The weighted average grant date fair value for restricted stock units awarded during the period was $32.08 per share. During the first quarter of 2007, restricted stock units were awarded as part of our annual incentive compensation review for the first time.

During the six-months ended June 30, 2007, there was no significant activity in nonvested shares.

Note 9 —	Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As of January 1, 2007, we had $385.7 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is $279.6 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. The adoption resulted in a reclassification of certain tax liabilities from current to non-current and had no significant cumulative impact to retained earnings.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, our liabilities for unrecognized tax benefits were $438.1 million and are included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued at June 30, 2007 was approximately $7.3 million.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 tax year. The material jurisdictions that are subject to examination by tax authorities for tax years after 2002 primarily include California, the U.S., Singapore and Switzerland.

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

Overview

About eBay

We operate three primary business segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction site, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub and Rent.com. Our Payments segment, which consists of PayPal, enables individuals or businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP communications between Skype users, and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones.

Executive Operating and Financial Summary

Our focus is on understanding our key operating and financial metrics

Members of our senior management team regularly review key operating metrics such as registered users, active users, listings, gross merchandise volume (“GMV”), total accounts, active accounts, total number of payments, total payment volume, and transaction rates. Members of our senior management also regularly review key financial information including net revenues, operating income margins, earnings per share, cash flows from operations and free cash flows, which we define as operating cash flows less purchases of property and equipment, net. These operating and financial measures allow us to monitor the health and vibrancy of our Marketplaces, Payments, and Communications segments and the profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of marketing, product development, international expansion, customer support and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Financial summary

Net revenues for the three-month period ended June 30, 2007 were $1.83 billion, representing a growth rate of 30% year over year. Operating income for the three-month period ended June 30, 2007 was $456.9 million, or 25% of net revenues. Net income for the three-month period ended June 30, 2007 was $375.8 million, or $0.27 earnings per diluted share. During the second quarter of 2007, we repurchased 10.3 million shares of our common stock for an aggregate purchase price of $343.7 million.

Our expectations for growth

For the remainder of 2007, we expect that our net transaction revenues will increase as we continue to grow GMV, our non-GMV based businesses, total payment volume and Skype user activity. Additionally, we expect our advertising revenue to continue to grow. We expect to continue our investments in the areas of product development, customer support, marketing and international expansion across all segments. We believe these investments are necessary to support the long-term demands of our growing business. In addition, to the extent that the U.S. dollar fluctuates against foreign currencies, and, in particular, the Euro, British pound, Australian dollar and Korean won, the remeasurement of these foreign currency denominated transactions into U.S. dollars will impact our consolidated net revenues and, to the extent that they are not hedged, our net income.

The discussion of our consolidated financial results in this report is intended to assist those reading this report to better understand the key operating and financial measures summarized above, as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)

2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Current quarter vs prior quarter	5%	1%	3%	19%
2007
Net revenues	$1,768,074	$1,834,429	N/A	N/A
Current quarter vs prior quarter	3%	4%

We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns, both online and offline, as our business expands, with the strongest sequential growth occurring in the fourth quarter.

Results of Operations

The following table sets forth, for the periods presented, the breakdown of net revenues by type, segment and geography. In addition, we have provided a table of key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percent changes)

Net Revenues by Type:
Net transaction revenues
Marketplaces	$997,121	$1,236,835	24%	$1,987,648	$2,448,380	23%
Payments	330,684	432,294	31%	658,834	851,286	29%
Communications	44,158	89,133	102%	79,318	166,211	110%

Total net transaction revenues	1,371,963	1,758,262	28%	2,725,800	3,465,877	27%
Advertising and other net revenues	38,821	76,167	96%	75,403	136,626	81%

Total net revenues	$1,410,784	$1,834,429	30%	$2,801,203	$3,602,503	29%

Net Revenues by Segment:
Marketplaces	$1,027,535	$1,290,552	26%	$2,047,728	$2,540,752	24%
Payments	339,091	454,167	34%	674,157	893,508	33%
Communications	44,158	89,710	103%	79,318	168,243	112%

Total net revenues	$1,410,784	$1,834,429	30%	$2,801,203	$3,602,503	29%

Net Revenues by Geography:
U.S.	$724,699	$895,820	24%	$1,472,835	$1,780,729	21%
International	686,085	938,609	37%	1,328,368	1,821,774	37%

Total net revenues	$1,410,784	$1,834,429	30%	$2,801,203	$3,602,503	29%

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percent changes)

Supplemental Operating Data:
Marketplaces Segment(1):
Confirmed registered users(2)	202.7	241.0	19%	202.7	241.0	19%
Active users(3)	77.7	83.3	7%	77.7	83.3	7%
Number of listings(4)	596.0	559.1	(6)%	1,171.4	1,147.5	(2)%
GMV(5)	$12,896	$14,464	12%	$25,400	$28,745	13%
Payments Segment:
Total accounts(6)	113.7	153.1	35%	113.7	153.1	35%
Active accounts(7)	29.5	35.9	22%	29.5	35.9	22%
Number of payments(8)	143.3	172.9	21%	292.5	349.9	20%
Total payment volume(9)	$8,856	$11,691	32%	$17,625	$23,050	31%
Communications Segment:
Registered users(10)	113.1	219.6	94%	113.1	219.6	94%

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay Marketplaces trading platforms. Users may register more than once, and as a result, may have more than one account.

(3)	All users, excluding users of Half.com, StubHub and Internet Auction, who bid on, bought, or listed an item within the previous 12-month period. Users may register more than once, and as a result, may have more than one account.

(4)	Listings on eBay Marketplaces trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all accounts opened, including users who made payments using PayPal but have not registered, excluding accounts that have been closed or locked and the payment gateway business accounts. Users may register more than once, and as a result, may have more than one account.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system during the period. Users may register more than once, and as a result, may have more than one account.

(8)	Total number of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or was pending at the end of the period.

(10)	Cumulative number of user accounts created on Skype as of the end of the period. Users may register more than once, and as a result, may have more than one account.

Our net transaction revenues from our Marketplaces segment are derived primarily from listing, feature and final value fees paid by sellers and lead referral fees. For our Payments segment, net transaction revenues are generated primarily by fees from payment processing services. Our Communications segment primarily generates net transaction revenues from fees charged to users to connect Skype’s VoIP product to traditional telecommunication networks. These fees are charged on a per minute basis or on a subscription basis and we refer to these minutes as SkypeOut minutes. Net revenues from advertising are derived principally from the sale of advertisements and from revenue sharing arrangements. Other net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances.

Net revenues are attributed to U.S. and International geographies based upon the country in which the seller, payment recipient, Skype user’s Internet protocol address, online property that generates advertising, or other service provider is located.

Marketplaces Net Transaction Revenues

Total net transaction revenues from Marketplaces increased 24% and 23% during the second quarter and the first six months of 2007, respectively, compared to the same periods of the prior year. The increase in net transaction revenues was the result of growth in GMV, growth in our non-GMV based businesses (Shopping.com, Rent.com and our classifieds websites) and pricing changes made over the last twelve months. Our non-GMV based businesses are growing faster than the overall Marketplaces businesses.

GMV increased 12% and 13% during the second quarter and the first six months of 2007, respectively, compared to the same periods of the prior year. Although the number of listings declined during the second quarter and the first six months of 2007 compared to the same periods in prior year, GMV growth was primarily driven by an increase in conversion rates, average selling prices and a weaker U.S. dollar. GMV growth occurred across all major categories, with the motors, consumer electronics, clothing, home, sports, tickets and business categories having the most significant dollar impact.

Marketplaces net transaction revenues earned internationally were $646.1 million and $1.3 billion during the second quarter and the first six months of 2007, respectively, representing 52% of total Marketplaces net transaction revenues in both periods. Marketplaces net transaction revenues earned internationally were $506.7 million and $989.9 million during the second quarter and the first six months of 2006, respectively, representing 51% and 50% of total Marketplaces net transaction revenues, respectively. Based on changes in foreign currency rates year over year, Marketplaces net revenues were positively impacted by foreign currency translation of approximately $43.4 million and $93.7 million during the second quarter and the first six months of 2007, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect Marketplaces net transaction revenues to increase as GMV increases, along with continued growth from our non-GMV based businesses.

Payments Net Transaction Revenues

Payments net transaction revenues increased 31% and 29% during the second quarter and the first six months of 2007, respectively, compared to the same periods of the prior year. The increase in net transaction revenue is consistent with our 32% and 31% growth in total payment volume during the second quarter and first six months of 2007, respectively, compared to the same periods of the prior year. Payments net transaction revenues are still primarily derived from PayPal’s penetration of eBay Marketplaces transactions. Payments net transaction revenues have grown in connection with the increase in our eBay Marketplaces GMV during the second quarter and first six months of 2007 as compared to the same periods of the prior year.

In addition, net transaction revenue growth was due to a 57% and 54% increase in total payment volume in PayPal’s merchant services transactions during the second quarter and first six months of 2007, respectively, compared to the same period of the prior year. The increase in merchant services business is due to more online merchants, both domestically and internationally, adding PayPal as a payment option. The total payment volume for PayPal’s merchant services transactions was approximately $4.9 billion and $9.3 billion in the second quarter and the first six months of 2007, respectively, which represented 42% and 40% of PayPal’s total payment volume, respectively. The total payment volume for PayPal’s merchant services transactions was approximately $3.1 billion and $6.0 billion in the second quarter and the first six months of 2006, which represented 35% and 34% of PayPal’s total payment volume, respectively. Our Payments net transaction revenues as a percentage of total payment volume was 3.7% during the second quarter and the first six months of 2007 and 2006.

Payments net transaction revenues earned internationally were $181.1 million and $352.4 million during the second quarter and the first six months of 2007, respectively, representing 42% and 41% of total Payments net transaction revenues during those periods. This is compared to Payments net transaction revenues earned internationally of $125.2 million and $243.8 million during the second quarter and the first six months of 2006, respectively, representing 38% and 37% of total Payments net transaction revenues during those periods. Growth in the international business continues to benefit from our expansion of our geographical footprint and expansion in the number of currencies supported by PayPal over the last twelve months. Based on changes in foreign currency rates year over year, Payments net revenues were positively impacted by foreign currency translation of approximately $8.8 million and $18.8 million during the second quarter and the first six months of 2007, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect Payments net transaction revenues to increase in total and net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We expect to grow our merchant services business as the number of merchants integrating PayPal on their websites increases and we build consumer preference for PayPal. In addition, we expect to benefit from growth in Marketplaces GMV.

Communications Net Transaction Revenues

Communications net transaction revenues increased 102% and 110% during the second quarter and the first six months of 2007 compared to the same periods of the prior year. The increase in net revenues was primarily due to an increase in SkypeOut minutes to 1.3 billion during the second quarter of 2007, compared to 849 million in the same period of the prior year. SkypeOut minutes increased to 2.6 billion in the first six months of 2007, compared to 1.5 billion in the same period of the prior year. The increase in SkypeOut minutes was due primarily to the growth in the cumulative number of Skype registered users to 219.6 million at June 30, 2007 from 113.1 million at June 30, 2006. Prior period SkypeOut minutes have been adjusted to exclude non-revenue generating minutes. The growth in Skype’s user activity has slowed somewhat as Skype has increased its focus on monetization of users.

Communications net transaction revenues earned internationally were $75.7 million and $141.2 million in the second quarter and the first six months of 2007, respectively, representing 85% of total Communications net transaction revenues during both periods. Communications net transaction revenues earned internationally were $37.8 million and $68.1 million in the second quarter and the first six months of 2006, respectively, representing 86% of total Communications net transaction revenues during both periods. Based on changes in foreign currency rates year over year, Communications net revenues were positively impacted by foreign currency translation of approximately $6.1 million and $12.6 million during the second quarter and the first six months of 2007. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect an increase in total Communications net transaction revenues and we expect to continue our focus on increasing user activity and expanding our product and feature-set.

Advertising and Other Net Revenues

Advertising and other net revenues represented 4% of total net revenues during the second quarter and the first six months of 2007 and 2006. Advertising and other net revenues increased 96% and 81% during the second quarter and the first six months of 2007, respectively, compared to the same periods of the prior year due to Marketplaces advertising initiatives and interest earned from banks on certain U.S. PayPal customer account balances. Prior to the fourth quarter of 2006, certain U.S. PayPal customer account balances were maintained in non-interest bearing accounts. As we continue to view our business as primarily transaction-revenue driven, we expect advertising and other net revenues to continue to represent a relatively small proportion of total net revenues during the remainder of 2007. We expect advertising and other net revenues to increase in total as we continue to benefit from the significant number of users on our Marketplaces platforms.

Cost of Net Revenues

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Cost of net revenues	$296,883	$416,789	40%	$580,480	$810,478	40%
As a percentage of net revenues	21.0%	22.7%		20.7%	22.5%

Cost of net revenues consists primarily of costs associated with payment processing, customer support and site operations, and Skype telecommunications costs. Significant cost components include bank transaction fees, credit card interchange, assessments, other payment processing costs, employee compensation, contractor costs, facilities costs for our customer support and site operations, depreciation of equipment, amortization of capitalized product development costs and amortization of acquired developed technology.

The increase in cost of net revenues during the second quarter and the first six months of 2007, compared to the same periods in the prior year, was primarily due to an increase in payment processing costs, Skype telecommunications costs, and customer support and site operations costs as we continue to grow our lower margin segments, Payments and Communications. Payment processing costs increased $60.0 million and $109.3 million during the second quarter and the first six months of 2007, respectively, compared to the same periods of the prior year. Payment processing costs are driven by higher Marketplaces transaction activity and an increase in PayPal total payment volume. Skype telecommunications costs increased $20.5 million and $42.2 million during the second quarter and the first six months of 2007, respectively, compared to the same periods of the prior year, primarily due to an increase in SkypeOut minutes. Aggregate customer support and site operations costs increased approximately $38.1 million and $77.3 million during the second quarter and the first six months of 2007, respectively, compared to the same periods of the prior year due to the development and expansion of our customer support and site operations infrastructure. Cost of net revenues has increased as a percentage of net revenues during the second quarter and first six months of 2007 as a result of the growth of our lower gross margin businesses, PayPal and Skype.

For the remainder of 2007, cost of net revenues is expected to increase in total and as a percentage of net revenues primarily due to growth in our Payments and Communications segments, each of which is growing faster and has a lower gross margin than our Marketplaces segment.

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Sales and marketing	$384,347	$477,768	24%	$773,031	$921,020	19%
As a percentage of net revenues	27.2%	26.0%		27.6%	25.6%

Sales and marketing expenses consist primarily of advertising costs, marketing programs, contractor costs and employee compensation for sales and marketing staff.

The increase in sales and marketing expenses in the second quarter and the first six months of 2007 of $93.4 million and $148.0 million, respectively, compared to the same periods in the prior year was primarily due to our continued investment in growing and retaining our active user base. We direct customers to our websites primarily through a number of online marketing channels such as sponsored search, portal advertising, e-mail campaigns and other initiatives. Our marketing expenses are largely variable, based on growth in sales and change in rates. Combined advertising and marketing costs increased $82.3 million and $127.4 million in the second quarter and first six months of 2007, respectively, compared to same periods in the prior year. Employee related costs, including the use of contractors, increased $6.1 million and $15.2 million in the second quarter and first six months of 2007, respectively, compared to the same periods in the prior year due to an increase in staffing.

For the remainder of 2007, sales and marketing expenses are expected to increase in total due to an expected increase in our marketing expenses to attract new customers and increase user activity across all of our segments. Sales and marketing expenses as a percentage of net revenues are expected to slightly decrease due to improved sales and marketing expense leverage in our Marketplaces segment and the growth in our Payments and Communications segments, each of which generally has lower relative sales and marketing expenses as a percentage of net revenues than our Marketplaces segment.

Product Development

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
		(In thousands, except percentages)

Product development	$123,972	$147,934	19%	$243,042	$285,532	17%
As a percentage of net revenues	8.8%	8.1%		8.7%	7.9%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payment-services projects. Capitalized site and product development costs were $21.4 million and $38.9 million in the second quarter and the first six months of 2007, respectively, and $17.4 million and $35.4 million in the second quarter and the first six months of 2006, respectively. Capitalized site and product development costs are reflected as a cost of net revenues when amortized in future periods.

The increase in product development expenses in the second quarter and the first six months of 2007 of $24.0 million and $42.5 million, respectively, compared to the same periods in the prior year, was primarily due to an increase in staffing and contractor costs to support several platform development initiatives to enhance the user experience and expand our existing product offerings.

For the remainder of 2007, product development expenses are expected to increase in total and remain consistent as a percentage of net revenues, as we develop new site features and functionality and continue to improve and expand operations across all businesses while leveraging our expenses.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

General and administrative	$236,576	$283,478	20%	$466,128	$561,837	21%
As a percentage of net revenues	16.8%	15.5%		16.6%	15.6%

General and administrative expenses consist primarily of employee compensation, contractor costs, provisions for transaction losses associated with PayPal, facilities costs, depreciation of equipment, provision for doubtful accounts, payroll taxes on employee stock options, insurance and professional fees.

The increase in general and administrative expenses in the second quarter and the first six months of 2007 of $46.9 million and $95.7 million, respectively, compared to the same periods of the prior year, was primarily due to the provision for transaction losses associated with PayPal, employee related costs, facilities costs and professional services. PayPal’s payment transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, increased to 0.29% and 0.30% during the second quarter and the first six months of 2007, respectively, compared to 0.27% and 0.28% during the second quarter and the first six months of 2006, respectively. Our transaction loss rate can fluctuate widely depending on many factors, such as historical experience of losses, funding mix and total payment volume. The funding mix reflects how senders fund their payment transactions (credit cards, electronic funds transfers, or existing PayPal account balances). Transaction loss expense increased $9.6 million and $19.9 million during the second quarter and the first six months of 2007, respectively, compared to the same periods in the prior year. Employee related costs and facilities costs increased $26.1 million and $51.5 million during the second quarter and the first six months of 2007, respectively, compared to the same periods in the prior year due to an increase in staff. Professional services costs increased $8.5 million and $11.5 million during the second quarter and the first six months of 2007, respectively, compared to the same periods in the prior year.

For the remainder of 2007, we expect general and administrative expenses to increase due to our continued investment across all areas of our business and related corporate functions, particularly in our consumer protection programs. General and administrative expenses are expected to decrease as a percentage of net revenues due to leverage in our traditional general and administrative functions, which we expect will be partially offset by investments in our consumer protection programs.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Amortization of acquired intangible assets	$57,592	$51,554	(10)%	$104,484	$98,903	(5)%
As a percentage of net revenues	4.1%	2.8%		3.7%	2.7%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in e-commerce, payments and communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in the amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The slight decrease in amortization of acquired intangibles is due to a $10.4 million charge for in-process research and development taken in the second quarter of 2006 related to an acquisition completed during that period.

Amortization of acquired intangible assets may increase should we make additional acquisitions in the future.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Interest and other income, net	$25,629	$33,967	33%	$51,388	$63,987	25%
As a percentage of net revenues	1.8%	1.9%		1.8%	1.8%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture results and other miscellaneous transactions not related to our primary operations.

Our interest and other income, net, increased during the second quarter and the first six months of 2007 as compared to the same periods of the prior year, due to higher cash, cash equivalents and investments balances. The weighted-average interest rate of our portfolio was approximately 4.2% and 4.0% in the second quarter and the first six months of 2007, respectively, compared to 3.7% and 3.6% in the second quarter and the first six months of the prior year, respectively.

For the remainder of 2007, interest and other income, net, will vary primarily based on future interest rates and the level of invested assets, and our portion of the results of investments in unconsolidated entities.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Interest expense	$929	$2,734	194%	$1,676	$7,276	334%
As a percentage of net revenues	0.1%	0.1%		0.1%	0.2%

Interest expense consists of interest charges on the amount drawn under our line of credit and certain accrued contingencies. The increase in interest expense in the second quarter and the first six months of 2007, compared to the same period of the prior year, is primarily due to interest charges associated with our line of credit and certain accrued contingencies. During the three months ended June 30, 2007, we borrowed and repaid $200 million under our line of credit. During the six months ended June 30, 2007, we borrowed and repaid $360 million under our line of credit.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Provision for income taxes	$86,120	$112,315	30%	$185,474	$228,444	23%
As a percentage of net revenues	6.1%	6.1%		6.6%	6.3%
Effective tax rate	26%	23%		27%	23%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate offset by state taxes, subsidiary losses for which we have not provided a benefit and other factors that increase the effective tax rate.

The lower effective tax rates for the second quarter and the first six months of 2007, compared to the same periods of 2006, resulted primarily from expansion of our international operations and favorable changes in our income mix among international tax jurisdictions. For the remainder of 2007, we expect our effective tax rate to be lower compared to 2006.

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

Economic Exposure:  We also have anticipated future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary economic exposures include future royalty receivables, customer fees, and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange contracts to hedge the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the transaction is settled.

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

Liquidity and Capital Resources

Cash Flows

	Six Months Ended
	June 30,
	2006	2007
	(In thousands)

Net cash provided by (used in):
Operating activities	$1,099,717	$1,219,077
Investing activities	(58,823)	(59,700)
Financing activities	235,974	(460,646)
Effect of exchange rates on cash and cash equivalents	43,933	56,826

Net increase in cash and cash equivalents	$1,320,801	$755,557

We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2006 and 2007, mainly due to non-cash charges to earnings and tax benefits from stock-based compensation. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary. As a substantial portion of the company’s net operating losses and tax credits have now been utilized, cash is now required for tax payments in the U.S. For the remainder of 2007, total U.S. and foreign income tax payments will be dependent on our taxable income and are estimated to be in the range of $175 to $225 million. For the remainder of 2007, we expect net cash provided by operating activities to increase primarily from higher net income.

Net cash used in investing activities during the first six months of 2007 consisted primarily of cash paid to acquire businesses totaling $320.2 million, the purchase of computer equipment and software to support our site operations, customer support and international expansion for $206.7 million, offset by net cash provided by our investment activity of $465.1 million. Net cash used in investing activities of $58.8 million during the first six months of 2006 consisted primarily of the cash payment for computer equipment and software to support our site operations, customer support and international expansion. For the remainder of 2007, we expect to continue to purchase property and equipment and we may acquire other businesses for cash, which would reduce investing cash flows or increase investing cash usage.

The net cash flows used in financing activities during the first six months of 2007 was primarily due to the repurchase of approximately 20.5 million shares of common stock for an aggregate purchase price of approximately $674.9 million, offset by proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options of $184.4 million and the excess tax benefits from stock-based compensation of $29.8 million. Net cash provided by financing activities of $236.0 million during the first six months of 2006 was due to proceeds from the issuance of common stock under our employee stock purchase plan and exercise of stock options of $175.0 million and the excess tax benefits from stock-based compensation of $61.0 million. For the remainder of 2007, we may continue to repurchase common stock, which would reduce financing cash flows or increase financing cash usage.

The positive effect of exchange rates on cash and cash equivalents during the six months ended June 30, 2007 and 2006 was due to the weakness of the U.S. dollar during the respective periods against other foreign currencies, primarily the Euro.

Stock Repurchases

In July 2006, our Board authorized the repurchase of up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized an expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock over the next two years. During the six-month period ended June 30, 2007, we repurchased $0.7 billion of our common stock. As of June 30, 2007, we have repurchased approximately $2.3 billion of our common stock and we may repurchase up to an additional $1.7 billion of our common stock through January 2009.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. All customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that U.S. customers choose to invest in PayPal’s Money Market Fund totaling approximately $1.7 billion and $1.5 billion as of June 30, 2007 and December 31, 2006, respectively.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, substantially all of which are indemnities related to copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal’s customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Liquidity and Capital Resource Requirements

We believe that existing cash, cash equivalents and investments of approximately $3.8 billion, together with cash generated from operations and borrowings under our credit facility, will be sufficient to fund our operating activities, capital expenditures, stock repurchases and other obligations for the foreseeable future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 on January 1, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 but we do not believe that the adoption of FAS 157 will materially impact our financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

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

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2007, our fixed-income investments earned a pretax yield of approximately 5.2%, with a weighted average maturity of one month. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $0.5 million.

Equity Price Risk

We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three and six months ended June 30, 2006 or 2007 relating to the other-than-temporary impairment in the fair value of equity investments. At June 30, 2007, the total carrying value of our equity instruments and equity method investments, included in long-term investments, was $113.0 million.

Foreign Currency Risk

During the second quarter and the fist six months of 2007, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 51% of our net revenues, an increase from 49% and 47% of net revenues for the same periods of 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and primarily include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, Australian dollars, Chinese renminbi, and Indian rupee. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. We expect our international operations will continue to grow in significance as we develop and deploy our global marketplaces and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income in the event the U.S. dollar strengthens relative to other currencies.

If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. The change in weighted average foreign currency exchange rates in the second quarter of 2007 as compared to the same period in the prior year resulted in higher net revenues of approximately $58.3 million and higher aggregate cost of revenues and operating expenses of approximately $26.8 million. The change in weighted average foreign currency exchange rates in the first six months of 2007 as compared to the same period in the prior year resulted in higher net revenues of approximately $125.2 million and higher aggregate cost of revenues and operating expenses of approximately $52.8 million. In addition, at June 30, 2007, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $3.1 billion.

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

Transaction Exposure

As of June 30, 2007, we had outstanding foreign exchange hedge contracts with notional values equivalent to approximately $131.8 million with maturity dates within 31 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2007, was a net translation gain of approximately $163.2 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“FAS 52”). Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using foreign exchange contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three months ended June 30, 2007, the realized gains and losses related to these hedges were not significant.

Economic Exposure

We enter into various intercompany arrangements primarily denominated in Euros and British pounds. To reduce foreign exchange risk related to these inter-company arrangements for fiscal 2007, we entered into foreign exchange contracts during the three and six months ended June 30, 2007. The objective of the foreign exchange contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the Euro/U.S. dollar and the British pound/U.S. dollar exchange rates. Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), we expect the hedge of certain of these forecasted transactions using the foreign exchange contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the Euro/U.S. dollar and the British pound/U.S. dollar exchange rates. During the three and six months ended June 30, 2006 and 2007, the realized gains and losses related to these hedges were not significant. The notional amount of our hedges receiving cash flow hedge accounting treatment was $241.4 million and the net loss related to these hedges recorded to accumulated other comprehensive income as of June 30, 2007 was not significant.

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

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a written decision was issued in June 2007. The court’s decision found that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing. We expect that this ruling will likely result in increased litigation against us in Germany although we do not currently believe that it will require a significant change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 35 million in damages. In or about September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs set up in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. The U.S. Court of Appeals for the Federal Circuit later reduced the award to $25.5 million. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. In March 2006, the Patent and Trademark Office reiterated its earlier ruling rejecting the claims contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We have requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. A hearing on these motions was held in June 2007, and we are now awaiting rulings from the court. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe avoids any infringement of the consignment patent. For this reason, we believe that any injunction that might be issued by the district court will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

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

In September 2006, Mangosoft Intellectual Property, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2-06CV-390) alleging that eBay Inc., Skype Technologies S.A., and Skype Software S.a.r.l. infringed a patent owned by Mangosoft relating to dynamic directory services. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and not infringed. We received an initial scheduling order from the court that sets some discovery deadlines, but not a trial date. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay, through its wholly owned subsidiary PayPal, used illegal tie-in and steering practices to improperly “monopolize” the forms of payment that sellers can use on eBay. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In June 2007, we filed a motion to dismiss the class action complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The parties are in the process of conducting discovery. The court has recently entered a scheduling order setting the claim construction hearing for November 2007 and the trial for June 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	the volume, size, timing, and completion rate of transactions using our websites or technology;

•	our ability to grow activity and activation of the users of our traditional Marketplace businesses in our most mature geographies, especially the U.S., Germany and the U.K.;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to integrate, manage, and profitably expand and more effectively monetize the Skype business;

•	our ability to successfully integrate and manage other recent and prospective acquisitions;

•	regulatory and legal actions imposing obligations on our businesses or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	the costs and results of litigation that involves us;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations and banks;

•	our ability to develop product enhancements, programs, and features at a reasonable cost in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to increase the acceptance of PayPal by online merchants outside of the eBay Marketplaces, which may require long implementation cycles and incentives to merchants that are initially dilutive;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to manage PayPal’s transaction loss rate and payment funding mix;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.

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

We may not maintain our level of profitability or rates of growth.

We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active and reactivate former users on our websites and services, and increase the activity levels of our active users;

•	react to changes in consumer use of the Internet and develop new services, as well as new sources of revenues from our existing services;

•	manage the costs of our business, including the costs associated with maintaining and enhancing our websites, customer support, transaction loss rate, user protection programs, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	cost effectively increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading, communication, and payment experiences.

We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have continued to decline over time. Despite our efforts to stem these declines, growth rates may continue to decline as the existing base of users and transactions becomes larger. As our penetration in established markets grows, we will increasingly need to rely on keeping existing users active and increasing their activity level on our sites for growth in those markets. In addition, our Marketplaces business is facing increased competitive pressure, particularly in Asia. Because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major eBay Marketplace markets also adversely affect PayPal’s growth rate. The growth in Skype’s user activity has slowed somewhat as Skype has increased its focus on monetization of users. The expected future growth of our PayPal, Skype, StubHub, and Shopping.com businesses may also cause downward pressure on our profit margin because those businesses have lower gross margins than our eBay trading platforms.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, the U.K., and South Korea, has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 48% and 51%, respectively, of our net revenues in fiscal year 2006 and the first six months of 2007. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in late 2006 we announced a change to our strategy in China by entering into a joint venture with a local Chinese company. Even if we are successful in developing new markets, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

As we continue to expand internationally, including through the expansion of PayPal, Skype, Shopping.com, and Kijiji, we are subject to risks of doing business internationally, including the following:

•	strong local competitors;

•	regulatory requirements, including regulation of Internet services, communications, auctioneering, professional selling, distance selling, data protection, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to special taxes, or limit the transfer of information between eBay and our affiliates;

•	legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, conflicting court decisions and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions; and

•	differing intellectual property laws.

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

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. Net revenues in the six month period ended June 30, 2007 were positively impacted by foreign currency translation of $125.2 million, compared to the same period of the prior year. Operating income in the six month period ended June 30, 2007 was positively impacted by foreign currency translation of $72.4 million, compared to the same period of the prior year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, and Australian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, and the Australian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these suits are ongoing, and some of the ongoing suits are described under the heading “Item 1: Legal Proceedings,” above. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

Government inquiries may lead to charges or penalties.

A large number of transactions occur on our websites. We believe that government regulators have received a substantial number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. Our businesses are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against them. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

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

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time, including litigation brought by Tiffany & Co. in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, and a number of other owners of intellectual property rights. The plaintiffs in these cases seek to hold eBay liable for counterfeit items listed on our sites by third parties, for the misuse of trademarks in listings or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws. Such plaintiffs seek, among other things, injunctive relief and damages. Other luxury brand owners have also filed suit against us or have threatened to do so. In addition to litigation from rights owners, we may be subject to criminal penalties if the authorities feel we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. For example, the German Federal Supreme Court recently ruled in the Rolex case that eBay may be liable as a contributor for trademark infringement if it fails to take reasonable measures to prevent recurrence once it is informed of clearly identified infringement. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union because of the active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we have not adequately removed counterfeit listings or effectively suspended users who have created such listings. Litigation and negative publicity may increase as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards, injunctive relief, or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. In Germany, the German Federal Supreme Court recently ruled that we had a duty to take reasonable measures to keep prohibited DVDs from being sold on our site to minors and that competitors could enforce this duty. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

Acquisitions could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently StubHub and StumbleUpon. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the large number and size and varying scope of our recent acquisitions;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;

•	the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries; and

•	in some cases, the need to transition operations, users, and customers onto our existing platforms.

The complex earn-out structure associated with the Skype transaction also presents a number of special issues. Skype equity holders were given the option of receiving their portion of acquisition consideration as a lump-sum up-front payment or receiving a lower up-front payment in exchange for the possibility of receiving additional consideration in the form of potential earn-out payments tied to the achievement of certain performance targets prior to June 30, 2009. If these performance targets become unachievable or provide the wrong incentives or if there are disagreements about the calculation of the performance targets or of the amounts due under the earn out, it could result in diversion of management time, distraction of focus from operation of the Skype business, problems with Skype’s employee morale and retention, and potential litigation.

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

We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. eBay’s primary website has been interrupted for periods of up to 22 hours, and our PayPal site has suffered intermittent unavailability for periods as long as five days. In the second quarter of 2007, PayPal experienced an interruption during which many of PayPal’s services were unavailable for approximately four hours. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial entity, frequent or persistent site interruptions could lead to regulatory inquiries. These inquiries could result in fines, penalties, or mandatory changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

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

Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require an increased focus on active marketing efforts across all of our brands. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2004, we have significantly increased the number of brands we are supporting, adding Rent.com, Shopping.com, Kijiji, StubHub, and Skype, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we do attract new users to our services, they may not conduct transactions using our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. Some taxing authorities have notified us that they believe we owe them certain taxes. The application of existing, new, or future laws could have adverse effects on our business.

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

In July 2003, in compliance with the changes brought about by the European Union, or EU, VAT directive on “electronically supplied services,” eBay began collecting VAT on the fees charged to EU sellers on eBay sites catering to EU residents. eBay also pays input VAT to suppliers within the various countries the company operates. In most cases, eBay is entitled to reclaim input VAT from the various countries with regard to our own payments to suppliers or vendors. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that eBay is not entitled to reclaim VAT would harm our business. Furthermore, the EU has begun to discuss potential changes to its VAT regime, some of which would harm our business.

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

PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal was assessed substantial fines for excess charge-backs in 2001, and excessive charge-backs may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer. PayPal’s fraud loss rate increased significantly in the second half of 2006.

Until January 2007, PayPal offered a buyer protection program that refunded to buyers up to $1,000 in certain eBay transactions if they did not receive the goods they purchased or if the goods differed significantly from what was described by the seller. In January 2007, this program was revised to refund buyers who use PayPal up to $200 in most eBay transactions, and up to $2,000 in certain eBay transactions with selected eBay sellers, if they do not receive the goods they purchased or if the goods differ significantly from what was described by the seller. If PayPal makes such a refund, it may seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate. For the full year ended December 31, 2006 and first six months of 2007, PayPal’s transaction loss (including both direct losses and buyer protection payouts) totaled $126.4 million and $69.8 million, representing 0.33% and 0.30% of PayPal’s total payment volume, respectively.

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

Negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our eBay and PayPal services could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand names. We believe that negative user experiences are one of the primary reasons users stop using our services.

The current regulatory environment for Voice over Internet Protocol (VoIP) is uncertain, and Skype’s business could be harmed by new regulations or the application of existing regulations to its products.

The current regulatory environment for VoIP is uncertain and rapidly changing. Skype’s voice communications products are currently subject to very few, if any, of the same regulations that apply to traditional telephony and VoIP-based telephone replacement services. VoIP companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. Governments may impose new or increased fees, taxes, and administrative burdens on VoIP companies, or Skype may change its product offerings in a manner that makes it become subject to telecommunications regulations. Increased fees could include access and other charges payable to local exchange carriers to carry and terminate traffic, contributions to federal or state Universal Service Funds in the United States and elsewhere, and other charges. New laws and regulations may require Skype to meet various emergency service requirements, disability access requirements, user protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act in the U.S. and similar laws in other jurisdictions. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of the VoIP telephony and Internet communications market heighten the risk that governments will seek to regulate VoIP and Internet communications, and Skype has received an increasing number of inquiries from regulators about its products and services. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures and regulatory agencies are beginning to impose their own requirements and taxes on VoIP. Increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.

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

In many countries in which Skype products are available, the laws that may relate to its offerings are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which Skype is used. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.

New rules and regulations with respect to VoIP are being considered in various countries around the world, and at least some of these rules and regulations are likely to be adopted and to be applicable to Skype. Such new rules and regulations are likely to increase our costs of doing business and could prevent us from delivering our products and offerings over the Internet, which could adversely affect Skype’s customer base, and thus its revenue.

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

Changes to credit card association or bank fees, rules, or practices could harm PayPal’s business.

PayPal does not belong to or directly access credit card associations, such as Visa and MasterCard. As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. These increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of any rule violations by PayPal or PayPal’s customers. The credit card associations set and interpret the credit card rules. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

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

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal’s newer offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. Although PayPal did not admit any liability for any of the allegations in the two cases, the required changes to our disclosure practices under the settlement agreements could result in increased use of credit card funding, which would harm PayPal’s business.

If PayPal was found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission, or electronic funds transfers, it could be subject to liability and forced to change its business practices.

A number of U.S. states have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 37 of these jurisdictions and interpretations in nine states that licensing is not required under their existing statutes. PayPal is applying for licenses in seven additional states (including some states that previously provided favorable interpretations). As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. In July 2005, PayPal entered into a settlement agreement and agreed to pay $225,000 to the California Department of Financial Institutions in connection with alleged violations of the California Financial Code relating to the use of a receipt form for international payments that had not been pre-approved by the Department, and incomplete reporting to the Department. If PayPal was found to be in violation of other money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal.

We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board, and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of e-commerce services do not apply to PayPal, except for the money transmitter licenses mentioned above. However, one or more states could conclude that PayPal is engaged in an unauthorized banking business. If PayPal is found to be engaged in an unauthorized banking business in one or more states, it might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states or could be subject to fines and penalties. The need to comply with state laws prohibiting unauthorized banking activities could also limit PayPal’s ability to enhance its services in the future. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and reimburse consumers for losses above $50 from transactions not authorized by the consumer. PayPal currently voluntarily reimburses consumers for all financial losses from transactions not authorized by the consumer, not just losses above $50. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in their PayPal account. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.9 million transactions per day during the quarter ended June 30, 2007, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

PayPal’s status under banking or financial services laws or other laws in markets outside the U.S. is unclear.

PayPal currently allows its customers with credit cards to send payments from 190 markets, and to receive payments in 49 of those markets (including the U.S.). In 35 of these 49 markets, customers can withdraw funds electronically to local bank accounts, and in nine of these markets, customers can withdraw funds by receiving a bank draft in the mail. In the remaining five markets, customers can only withdraw funds if they have a U.S. bank account; otherwise, the only way they can use funds they receive is to send the funds to other PayPal accounts, for example, by purchasing products from other PayPal members. These limitations affect PayPal’s ability to grow in these markets.

PayPal offers customers the ability to send or receive payments denominated in 17 currencies. Of the 190 markets whose residents can use the PayPal service (27 countries plus four French overseas departments) are members of the European Union. As of July 2007, PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA., a wholly-owned subsidiary of PayPal that is licensed as a bank in Luxembourg. Previously, PayPal delivered services in the EU through a subsidiary in the United Kingdom licensed to operate as an Electronic Money Institution. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law. The regulators in these countries could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal does not have experience in operating as a bank.

In markets other than the U.S., EU, Australia and China, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, other laws of those countries (such as data protection and anti-money laundering laws) may apply, and future localization or targeted marketing of PayPal’s service in those countries could require licensure. If PayPal was found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices and forced to suspend providing services to customers in one or more countries. Alternatively, PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries.

In addition, if PayPal were to seek to expand the financial products that it offers outside of the U.S., either alone, through a commercial alliance, or through an acquisition, PayPal could become subject to additional licensure requirements or increased regulatory scrutiny, which could impose substantial costs and delay the introduction of any new products.

PayPal’s failure to manage customer funds properly would harm its business.

PayPal’s ability to manage and account accurately for customer funds requires a high level of internal controls. In some of the markets that PayPal serves and currencies that PayPal offers, PayPal has a limited operating history and limited management experience in managing these internal controls. As PayPal’s business continues to grow, it must strengthen its internal controls accordingly. PayPal’s success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage accurately customer funds could diminish customer use of PayPal’s product severely.

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

To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not detect or prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Under credit card rules and our contract with our card processors, if there is a breach of credit card information that we store, or that is stored by PayPal’s direct credit card processing customers, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using credit cards to fund their payments or pay their fees. If we were unable to accept credit cards, our business would be seriously damaged.

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

We are currently expanding our headcount, facilities, and infrastructure in the U.S. and internationally. We anticipate that further expansion will be required as we continue to expand into new lines of business and geographic areas. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•	Website Stability. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. For example, in October 2004, we experienced unscheduled downtime on the PayPal website over a period of five days related to system upgrades, and in the second quarter of 2007, PayPal experienced an interruption during which many of PayPal’s services were unavailable for approximately four hours. Despite our efforts to increase site scalability and reliability, our infrastructure could prove unable to handle a larger volume of customer transactions. Some of our more recently acquired businesses may be particularly subject to this risk given their shorter histories and, in some cases, higher growth rates. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers, or increase our costs, all of which would harm our business. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

•	Website Usability. User activity rates on our websites depend in part on the quality of our users’ experiences on those sites. The rapid growth in the number and complexity of products and features on our sites has occasionally caused users to become confused or overwhelmed or has otherwise impaired users’ experiences on those sites. We are in the process of making numerous changes in an attempt to improve the user experience on our eBay websites. These attempts at improvement of the user experience could fail, or could decrease activity among users who had grown used to or preferred the existing experience on our sites. Any impairment of customer satisfaction as a result of site usability issues could lead to a loss of customers or impair our ability to add customers, either of which would harm our business.

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

The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled in the United States and internationally. We are aware that certain goods, such as weapons, adult material, tobacco products, alcohol, and other goods that may be subject to regulation, have been listed and traded on our service. We may be unable to prevent our users from selling unlawful goods or selling goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that site. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. The German Federal Supreme Court recently ruled that we had a duty to take reasonable measures to keep prohibited DVDs from being sold on our site to minors and that competitors could enforce this duty. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources or discontinue certain service offerings. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity could damage our reputation and diminish the value of our brand names. It also could make users reluctant to continue to use our services.

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

PayPal is subject to anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In July 2003, PayPal agreed with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act and further agreed to have its compliance program reviewed by an independent audit firm. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. As PayPal localizes its service in other countries, additional verification and reporting requirements apply, which in some cases are more stringent. Several countries, including Australia, Canada and Luxembourg, are in the process of implementing new anti-money laundering and counter-terrorist financing laws and regulations, and the impact of these laws and regulations on PayPal’s business are uncertain. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal, state or foreign country money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

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

Customer complaints or negative publicity about our customer support or anti-fraud measures could diminish use of our services.

Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Measures we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer support representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses and prevent money laundering, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, or its operating margins may decrease. In addition, negative publicity about or experiences with PayPal’s customer support could cause eBay’s reputation to suffer or affect consumer confidence in the eBay brands as a whole.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the credit card and bank clearing networks. Financial, regulatory, or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, and thereby harm our business. Price increases by companies that provide services to our users could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. For example, we believe recent changes in postal rates that affected certain lower-weight packages and mailings between the U.S. and Canada may have reduced listing volume on our sites in certain categories. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future, and there can be no assurance that third parties who provide services directly to our users will continue to do so at reasonable rates or at all.

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

A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds sites such as craigslist (in which we own an equity stake of approximately 25%), Google Base, Microsoft Live Expo, and Oodle.com. Our Kijiji websites offers classifieds listings in a variety of local international markets, and in July 2007 Kijiji launched local classifieds sites in the U.S. In many markets in which it operates, including in the U.S., Kijiji competes against more established classifieds sites.

In 2005, we acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google’s Product Search, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Recent legal developments may affect the utility of shopping comparison sites if manufacturers begin requiring more uniformity in product pricing. In addition, sellers are increasingly acquiring new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Motors category include: Advance Auto Parts, AutoByTel.com, Autonation.com, AutoTrader.com, Autozone, Barrett-Jackson, California Classics, Car Parts Wholesale, Car-Part.com, CarMax, Cars.com, CarsDirect.com, CSK Auto, Discount Auto Parts, Dupont Registry, eClassics.com, ExpressAutoparts.com, Genuine/NAPA, Hemmings, iMotors.com, JC Whitney, Kragen, Kruse International, OpenAuto.com, PartsAmerica.com, Pep Boys, RM Auctions, Inc., The Tire Rack, TraderOnline, Trader Publishing, newspaper classifieds, used car dealers, swap meets, car clubs, and vehicle recyclers.

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

Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors. In addition, certain offline competitors may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay, or may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. The adoption by manufacturers or government authorities of policies or regulations discouraging the sales of goods or services over the Internet could force eBay users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brand.

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

In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. For example, PayPal has implemented a buyer protection program generally covering losses for eBay.com transactions paid with PayPal up to $200 and covering losses from selected eBay sellers up to $2,000, with no deductible. Depending on the amount and size of claims we receive under these programs, these product offerings could harm our profitability. Similarly, in July 2006 we announced pricing and product changes related to our store inventory format that may reduce the revenue and profits of that format. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay users to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

PayPal

The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including American Express, Cardservice International, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource and Authorize.net (which have agreed to merge);

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, PayByTouch and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot (formerly known as Next Estate);

•	Google Checkout, which enables the online payment of merchants using credit cards; and

•	BidPay, an online auction payment service owned by CyberSource.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to lesser licensing, anti-money laundering, and other regulatory requirements than PayPal. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout recently extended its free payment processing promotion through the end of 2007. Promotions such as this may force PayPal to lower its prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.

Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, Royal Bank of Scotland’s World Pay and ClickandBuy in the European Community, NOCHEX, Moneybookers, NETeller and FirePay in the United Kingdom, CertaPay and HyperWallet in Canada, Paymate in Australia, Alipay, YeePay, and 99Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

Some of PayPal’s competitors, such as Wells Fargo, First Data, American Express, and Royal Bank of Scotland, also provide processing or foreign exchange services to PayPal. If PayPal were to seek to expand the financial products that it offers, either alone, through a commercial alliance or an acquisition, these processing and foreign exchange relationships could be negatively affected, and these competitors and other processors could make it more difficult for PayPal to deliver its services.

Skype

The market for Skype’s products is also emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP products or services that compete with the software Skype provides. In addition, many established Internet companies, including AOL, Google, Microsoft, and Yahoo, as well as newer companies, offer, or have indicated that they plan to offer in the near future, products that are similar to Skype’s. We expect competitors to continue to improve the performance of their current products and introduce new products, software, services, and technologies. If Skype’s competitors successfully introduce new products or enhance their existing products, this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company. In addition, some of Skype’s competitors, such as telecommunications carriers and cable television providers, are bundling services and products that Skype does not offer. These include various forms of wireless communications, voice and data services, Internet access, and cable television. This form of bundling may put Skype at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. Furthermore, competitors may choose to make their services interoperable with one another, rather than proprietary, which could increase the attractiveness of their services relative to Skype and decrease the value of Skype’s network of users.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2007 was as follows:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased as	Value that May Yet
	Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased(2)	per Share	Announced Programs	the Program(1)

April 1, 2007-April 30, 2007	741,125	$33.86	738,760	$1,976,294,955
May 1, 2007-May 31, 2007	6,613,837	$34.02	6,613,837	$1,751,444,015
June 1, 2007-June 30, 2007	2,985,000	$31.40	2,985,000	$1,657,721,582

	10,339,962		10,337,597

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized the expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. Under this program, as of June 30, 2007, we had repurchased approximately $2.3 billion of our common stock at an average price of $31.20 per share. As of June 30, 2007, $1.7 billion remained available for further purchases under this program.

(2)	Includes shares of stock repurchased from employees, in addition to the 10.3 million shares repurchased pursuant to our stock repurchase program.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

eBay held its Annual Meeting of Stockholders on June 14, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter. The three directors proposed by eBay for re-election were elected to new, three year terms by the following vote:

Director Name	Shares Voted For	Shares Withheld

Philippe Bourguignon	1,181,685,823	14,296,692
Thomas J. Tierney	1,181,639,879	14,342,636
Margaret C. Whitman	1,180,631,989	15,350,526

The stockholders approved the Company’s 1999 Global Equity Incentive Plan Amendment: Shares voted for: 996,188,620; Shares voted against: 39,316,808; Shares abstaining: 5,836,707; Broker Non-Votes: 154,640,380

The stockholders approved the Company’s 1998 Employee Stock Purchase Plan Amendment: Shares voted for: 965,027,579 Shares voted against: 70,472,760; Shares abstaining: 5,841,796; Broker Non-Votes: 154,640,380.

The stockholders approved the appointment of the auditors: Shares voted for: 1,179,134,498; Shares voted against: 11,075,598; Shares abstaining: 5,772,419

Item 5:	Other Information

The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of any non-audit engagement of PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm. In the event that we wish to engage PwC to perform accounting, technical or other permitted services not related to the services performed by PwC as our independent registered public accounting firm, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services. We intend to disclose all approved non-audit engagements in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.

During the quarter ended June 30, 2007, there were no pre-approvals of any non-audit engagement work to be performed by PwC.

Item 6:	Exhibits

Exhibit 10.01	1998 Employee Stock Purchase Plan, as amended+
Exhibit 10.02	1999 Global Equity Incentive Plan, as amended+
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ Margaret C. Whitman
Margaret C. Whitman
President and Chief Executive Officer

Date: July 26, 2007

Principal Financial Officer:

By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: July 26, 2007

Principal Accounting Officer:

By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Vice President, Corporate Controller and Interim Chief Accounting Officer

Date: July 26, 2007

INDEX TO EXHIBITS

Exhibit 10.01	1998 Employee Stock Purchase Plan, as amended+
Exhibit 10.02	1999 Global Equity Incentive Plan, as amended+
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.