Form 10-Q
period 2007-09-30
EBAY INC
filed 2007-10-29
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of October 24, 2007 there were 1,353,529,279 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2006	2007
	(In thousands, except
	par value amounts)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,662,792	$3,912,591
Short-term investments	542,103	76,108
Accounts receivable, net	393,195	411,168
Funds receivable	399,297	565,438
Other current assets	973,199	1,396,446

Total current assets	4,970,586	6,361,751
Long-term investments	277,853	455,281
Property and equipment, net	998,196	1,059,607
Goodwill	6,544,278	6,180,413
Intangible assets, net	682,977	642,468
Other assets	20,121	87,292

Total assets	$13,494,011	$14,786,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,392	$98,712
Funds payable and amounts due to customers	1,159,952	1,597,159
Accrued expenses and other current liabilities	681,669	1,319,617
Deferred revenue and customer advances	128,964	156,183
Income taxes payable	464,418	101,196

Total current liabilities	2,518,395	3,272,867
Deferred and other tax liabilities, net	31,784	592,390
Other liabilities	39,200	48,863

Total liabilities	2,589,379	3,914,120
Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,368,512 and 1,352,634 shares outstanding	1,431	1,451
Additional paid-in capital	8,034,282	8,750,370
Treasury stock at cost, 62,250 and 98,207 shares	(1,669,428)	(2,870,283)
Retained earnings	3,842,150	3,659,660
Accumulated other comprehensive income	696,197	1,331,494

Total stockholders’ equity	10,904,632	10,872,692

Total liabilities and stockholders’ equity	$13,494,011	$14,786,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(In thousands, except per share amounts)
	(Unaudited)

Net revenues	$1,448,637	$1,889,220	$4,249,840	$5,491,723
Cost of net revenues	319,995	446,521	900,475	1,256,999

Gross profit	1,128,642	1,442,699	3,349,365	4,234,724

Operating expenses:
Sales and marketing	385,497	485,240	1,158,528	1,406,260
Product development	120,405	164,879	363,447	450,411
General and administrative	236,511	287,447	702,639	849,284
Amortization of acquired intangible assets	47,196	51,888	151,680	150,791
Impairment of goodwill	—	1,390,938	—	1,390,938

Total operating expenses	789,609	2,380,392	2,376,294	4,247,684

Income (loss) from operations	339,033	(937,693)	973,071	(12,960)
Interest and other income, net	41,230	38,363	92,618	102,350
Interest expense	(553)	(2,728)	(2,229)	(10,004)

Income (loss) before income taxes	379,710	(902,058)	1,063,460	79,386
Provision for income taxes	(98,814)	(33,577)	(284,288)	(262,021)

Net income (loss)	$280,896	$(935,635)	$779,172	$(182,635)

Net income (loss) per share:
Basic	$0.20	$(0.69)	$0.55	$(0.13)

Diluted	$0.20	$(0.69)	$0.54	$(0.13)

Weighted average shares:
Basic	1,406,382	1,354,786	1,405,837	1,360,830

Diluted	1,426,112	1,354,786	1,433,247	1,360,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(In thousands)
	(Unaudited)

Net income (loss)	$280,896	$(935,635)	$779,172	$(182,635)

Other comprehensive income (loss):
Foreign currency translation	72,159	301,135	354,540	464,375
Unrealized gains on investments, net	2,153	285,756	7,162	286,441
Unrealized gains (losses) on hedging activities	2,213	(839)	(698)	(1,319)
Tax provision on above items	(1,654)	(114,120)	(2,566)	(114,200)

Net change in accumulated other comprehensive income (loss)	74,871	471,932	358,438	635,297

Comprehensive income (loss)	$355,767	$(463,703)	$1,137,610	$452,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$779,172	$(182,635)
Adjustments:
Provision for doubtful accounts and authorized credits	74,193	66,848
Provision for transaction losses	81,696	100,848
Depreciation and amortization	400,936	441,891
Impairment of goodwill	—	1,390,938
Stock-based compensation related to stock options and employee stock purchases	242,745	232,160
Deferred income taxes	(131,457)	(68,934)
Tax benefits from stock-based compensation	108,790	112,883
Excess tax benefits from stock-based compensation	(77,263)	(69,026)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(117,031)	(86,316)
Funds receivable	(54,372)	(163,732)
Other current assets	(339,278)	(437,012)
Other non-current assets	10,869	(79,069)
Accounts payable	63,901	12,707
Funds payable and amounts due to customers	387,466	420,817
Accrued expenses and other liabilities	(50,230)	5,642
Deferred revenue and customer advances	36,664	27,477
Income taxes payable and other tax liabilities	205,029	123,076

Net cash provided by operating activities	1,621,830	1,848,563

Cash flows from investing activities:
Purchases of property and equipment, net	(418,875)	(326,035)
Purchases of investments	(547,413)	(205,298)
Maturities and sales of investments	882,279	783,816
Acquisitions, net of cash acquired	(45,505)	(320,195)
Other	(8,796)	5,523

Net cash used in investing activities	(138,310)	(62,189)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	209,075	365,199
Repurchases of common stock, net	(666,541)	(1,170,699)
Excess tax benefits from stock-based compensation	77,263	69,026

Net cash used in financing activities	(380,203)	(736,474)

Effect of exchange rate changes on cash and cash equivalents	65,360	199,899

Net increase in cash and cash equivalents	1,168,677	1,249,799
Cash and cash equivalents at beginning of period	1,313,580	2,662,792

Cash and cash equivalents at end of period	$2,482,257	$3,912,591

Supplemental cash flow disclosures:
Cash paid for interest	$1,306	$6,381
Cash paid for income taxes	$107,368	$281,657

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

eBay has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction-style site, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, and Rent.com. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals and businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (“VoIP”) communications between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, advertising and other net revenues, stock-based compensation expense and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include 100% of the assets and liabilities of majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20%, but less than a 50%, ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. For the three and nine months ended September 30, 2006 and 2007, the equity method income recorded in interest and other income, net was not material to our operating results. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2006 and September 30, 2007. These statements also show our condensed consolidated statement of income (loss) and condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2007 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2006 and 2007. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by U.S. generally accepted accounting principles for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007. The condensed consolidated balance sheet as of December 31, 2006 was derived from our audited financial statements for the year ended December 31, 2006, but does not include all disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of income (loss) and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

Certain prior period balances have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 on January 1, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157, but we do not currently believe that the adoption of FAS 157 will materially impact our financial position, cash flows, or results of operations.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Numerator:
Net income (loss)	$280,896	$(935,635)	$779,172	$(182,635)

Denominator:
Weighted average common shares	1,410,647	1,355,231	1,409,848	1,361,333
Weighted average nonvested common stock subject to forfeiture/repurchase	(4,265)	(445)	(4,011)	(503)

Denominator for basic calculation	1,406,382	1,354,786	1,405,837	1,360,830
Weighted average effect of dilutive securities:
Weighted average nonvested common stock subject to forfeiture/repurchase	4,265	—	4,011	—
Employee stock options	15,465	—	23,399	—

Denominator for diluted calculation	1,426,112	1,354,786	1,433,247	1,360,830

Net income (loss) per share:
Basic	$0.20	$(0.69)	$0.55	$(0.13)

Diluted	$0.20	$(0.69)	$0.54	$(0.13)

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2006, approximately 90.4 million and 69.1 million common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, approximately 139.6 million and 142.4 million common stock equivalents, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

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

The estimated useful economic lives of the identifiable intangible assets acquired are three years for the trade name and developed technology and five years for the user base. The final purchase price allocation will depend upon the completion of our integration plan by the end of the first quarter of 2008, although we do not expect it to differ materially from the above amounts.

The results of operations for the acquired business have been included in our condensed consolidated statement of income (loss) for the period subsequent to our acquisition of StubHub. StubHub’s results of operations for periods prior to this acquisition were not material to our condensed consolidated statement of income (loss) and, accordingly, pro forma financial information has not been presented.

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended September 30, 2007 (in thousands):

	December 31,	Goodwill	Earn Out	Impairment		September 30,
	2006	Acquired	Settlement	of Goodwill	Adjustments	2007

Reportable segments:
Marketplaces	$2,648,027	$276,071	$—	$—	$81,268	$3,005,366
Payments	1,348,633	—	—	—	(260)	1,348,373
Communications	2,574,979	—	530,334	(1,390,938)	139,659	1,854,034

	$6,571,639	$276,071	$530,334	$(1,390,938)	$220,667	$6,207,773

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2006 and September 30, 2007, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The changes in goodwill during the nine months ended September 30, 2007 were substantially due to the recording of goodwill for completed acquisitions, the settlement of the earn out with Skype, impairment charges related to Skype and foreign currency translation adjustments.

We conducted our annual impairment test of goodwill as of August 31, 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this test, we concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment loss of approximately $1.4 billion during the quarter ended September 30, 2007. The impairment charge includes the impact of the

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earn out settlement payment described below and was determined by comparing the carrying value of goodwill in our Communications reporting unit with the implied fair value of the goodwill. We determined the fair value of the Communications reporting unit using the income approach, which requires estimates of future operating results and cash flows discounted using an estimated discount rate. Our estimates resulted from an updated long-term financial outlook developed as part of our strategic planning cycle conducted annually during our third quarter. Our estimates of future operating results for our Communications reporting unit are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of the Communications reporting unit.

In conjunction with our acquisition of Skype in 2005, we agreed to certain performance-based earn out payments. During the three months ended September 30, 2007, we entered into an earn out settlement agreement with each of the former shareholders of Skype who had elected the earn out alternative at the time of the acquisition, under which we were relieved of all obligations under the original earn out agreement in exchange for an aggregate cash payment of €375.1 million, or approximately $530.3 million. Payments under the earn out settlement agreements will be paid during the fourth quarter of 2007 and as such are included as a component of accrued expenses and other current liabilities as of September 30, 2007. Goodwill was recorded because the earn out settlement amount was considered additional purchase price. Based on our impairment analysis, the goodwill recorded as part of the earn out settlement was included as a component of the goodwill impairment charge.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2006				September 30, 2007
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount)	Economic Life	Amount	Amortization	Amount)	Economic Life
				(Years)				(Years)

Intangible assets:
Customer lists and user base	$545,527	$(240,340)	$305,187	6	$583,805	$(311,500)	$272,305	6
Trademarks and trade names	480,358	(171,390)	308,968	5	560,644	(259,511)	301,133	5
Developed technologies	103,351	(63,912)	39,439	4	123,751	(80,595)	43,156	4
All other	58,115	(26,232)	31,883	4	62,015	(34,467)	27,548	4

	$1,187,351	$(501,874)	$685,477		$1,330,215	$(686,073)	$644,142

As of December 31, 2006 and September 30, 2007, the net carrying amount of intangible assets related to our equity investments included above was approximately $2.5 million and $1.7 million, respectively. All of our acquired identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets was $52.6 million and $56.7 million for the three months ended September 30, 2006 and 2007, respectively. Aggregate amortization expense for intangible assets was $169.3 million and $167.6 million for the nine months ended September 30, 2006 and 2007, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, expected future intangible asset amortization was as follows (in thousands):

Fiscal Years:

2007 (remaining three months)	$58,172
2008	229,291
2009	207,894
2010	114,691
2011	24,858
Thereafter	9,236

$644,142

Note 4 —	Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (“CODM”) to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications.

The following tables summarize the financial performance of our operating segments (in thousands):

	Three Months Ended September 30, 2006
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,049,039	$349,577	$50,021	$1,448,637
Direct costs	616,470	274,788	59,688	950,946

Direct contribution	$432,569	$74,789	$(9,667)	497,691

Operating expenses and indirect costs of net revenues				158,658

Income (loss) from operations				339,033
Interest and other income, net				41,230
Interest expense				(553)

Income (loss) before income taxes				$379,710

	Three Months Ended September 30, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,320,632	$470,396	$98,192	$1,889,220
Direct costs	760,918	386,474	83,758	1,231,150

Direct contribution	$559,714	$83,922	$14,434	658,070

Operating expenses and indirect costs of net revenues				1,595,763

Income (loss) from operations				(937,693)
Interest and other income, net				38,363
Interest expense				(2,728)

Income (loss) before income taxes				$(902,058)

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$3,096,767	$1,023,734	$129,339	$4,249,840
Direct costs	1,808,182	774,530	155,311	2,738,023

Direct contribution	$1,288,585	$249,204	$(25,972)	1,511,817

Operating expenses and indirect costs of net revenues				538,746

Income (loss) from operations				973,071
Interest and other income, net				92,618
Interest expense				(2,229)

Income (loss) before income taxes				$1,063,460

	Nine Months Ended September 30, 2007
	Marketplaces	Payments	Communication	Consolidated

Net revenues from external customers	$3,861,384	$1,363,904	$266,435	$5,491,723
Direct costs	2,180,678	1,104,055	239,429	3,524,162

Direct contribution	$1,680,706	$259,849	$27,006	1,967,561

Operating expenses and indirect costs of net revenues				1,980,521

Income (loss) from operations				(12,960)
Interest and other income, net				102,350
Interest expense				(10,004)

Income (loss) before income taxes				$79,386

Direct costs of operating segments include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Segment managers do not have discretionary control over expenses such as our corporate center costs (consisting of costs related to corporate management, human resources, finance and legal), amortization of intangible assets, stock-based compensation expenses and impairment of goodwill as they are not evaluated in the measurement of segment performance.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Balance Sheet Components

	December 31,	September 30,
	2006	2007
	(In thousands)

Other current assets:
Customer accounts	$763,757	$1,031,721
Prepaid expenses	64,003	223,126
Deferred tax asset, net	67,879	40,870
Restricted cash	12,738	17,795
Other	64,822	82,934

	$973,199	$1,396,446

Customer accounts for certain PayPal foreign subsidiaries include liquid assets set aside for certain customer liabilities as required by regulations in those jurisdictions. These assets may only be held in specified types of highly liquid investments. The customer liabilities represent claims on those foreign subsidiaries and generally against these assets. These assets are included on our balance sheet as current assets with an offsetting current liability in funds payable and amounts due to customers. Customer funds held by PayPal as an agent or custodian for the benefit of its customers are not reflected in our condensed consolidated balance sheet.

	December 31,	September 30,
	2006	2007
	(In thousands)

Accrued expenses and other current liabilities:
Compensation and related benefits	$162,889	$206,109
Accrued earn out settlement	—	530,334
Other accrued expenses and current liabilities	518,780	583,174

	$681,669	$1,319,617

Long-term investments

Effective during the three months ended September 30, 2007, we began to account for our investment in MercadoLibre as an available-for-sale marketable security due to MercadoLibre’s initial public offering of its common stock in August of 2007. Our investment is reported at fair value of $294.7 million as of September 30, 2007, as a long-term investment with unrealized gains, net of tax, excluded from earnings and reported as a component of accumulated other comprehensive income.

Note 6 —	Commitments and Contingencies

Litigation and Other Legal Matters

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a written decision was issued in June 2007. The court’s decision found that eBay must take reasonable measures to prevent

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine (i) whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing and (ii) under what circumstances online sellers are “commercial dealers” within the meaning of the German intellectual property laws. In July 2007, the German Federal Supreme Court extended the reach of the Rolex decision in IVD v. eBay. The court held that (i) in certain circumstances, a duty of care could be found to exist to competitors requiring eBay to take reasonable measures to prevent illegal items from being listed (even where the competitors were not directly harmed) and (ii) such duty would extend to listings by the same seller in the same category (not just identical listings). Prior to these decisions, we had implemented proactive measures to find and remove illegal listings from our sites; these decisions may require us to undertake further efforts and will subject us to liability if our efforts are deemed to be insufficient. We expect that this ruling will likely result in increased costs and litigation against us in Germany although we do not currently believe that it will require a major change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately €35 million in damages. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately €9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products listed on our sites by third parties, for the misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for non-compliance of consumer protection laws or in connection with paid search advertisements.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. The U.S. Court of Appeals for the Federal Circuit later reduced the award to $25.5 million. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. The Patent and Trademark Office has given notice of approval of same claims (and rejection of others) under the patent relating to online consignment auction technology and in September 2007, it tentatively approved some of the claims and rejected others contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. In July 2007, the court denied MercExchange’s request for an injunction and ruled that the proceedings related to one of the patents will be stayed and another of the patents will not be stayed pending action by the Patent and

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trademark Office. MercExchange is appealing the court’s order denying the injunction, and we have filed a motion seeking that the court find the non-stayed patent invalid. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe avoids any infringement of the consignment patent. For this reason, we believe that any injunction that might ultimately be issued will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties are in the process of conducting discovery and claim construction briefing, and we expect a trial date to be scheduled for the second half of 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The parties are in the process of conducting discovery. We have filed a motion for summary judgment of noninfringement on both patents. The claim construction hearing is currently scheduled for November 2007. The trial is expected to be

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scheduled for June or July 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us, especially in Europe. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

As part of the earn out settlement agreement with the former shareholders of Skype who had elected the earn out alternative at the time of the acquisition (See Note 3 “Business Combinations, Goodwill and Intangible Assets” in these condensed consolidated financial statements for further details), we agreed that if, on or prior to March 31, 2008, eBay sells or transfers to an unaffiliated third party securities representing greater than 50% of the outstanding voting power of, or economic interest in, Skype or all or substantially all of the assets of Skype and its subsidiaries, taken as a whole, we would pay up to an additional €138.4 million, or approximately $195.2 million, in the aggregate, to these former shareholders of Skype.

Credit Agreement

In August 2007, we entered into an amendment to our 2006 Credit Agreement. The amendment increased the lender commitments and borrowing capacity under the Credit Agreement from its prior level of $1.0 billion to $2.0 billion, maintained an option to increase borrowing capacity by an additional $1.0 billion (after giving effect to the $1.0 billion increase described above) and extended the maturity date by an additional year to November 7, 2012.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal’s customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 7 —	Stock Repurchase Program

In 2006, our Board of Directors (“Board”) authorized a stock repurchase program for $2.0 billion of our common stock, excluding broker commissions. In January 2007, our Board authorized the expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. The stock repurchase activity under the program during the first nine months of 2007 is summarized as follows (in thousands, except per-share amounts):

		Average	Value of	Remaining
	Shares	Price per	Shares	Amount
	Repurchased	Share	Repurchased	Authorized

Balance at January 1, 2007	54,526	$30.54	$1,665,450	$334,550
Additional authorization in January 2007	—	—	—	2,000,000
Repurchase of common stock	35,327	$33.31	1,176,915	(1,176,915)

Balance at September 30, 2007	89,853	$31.63	$2,842,365	$1,157,635

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

During the nine months ended September 30, 2007, we entered into structured equity hedging transactions as described below. According to the terms of the transactions, on the maturity date, if the market price of our common stock exceeded a pre-determined price, we had the option to settle the transaction in cash or shares of our common stock. If the market price of our common stock was below that pre-determined price, we were required to settle the transactions in shares of our common stock.

During the three months ended March 31, 2007, we paid $99.6 million to enter into a structured equity hedging transaction that matured on March 30, 2007. On the maturity date, based on the market price of our stock, we chose to settle for the receipt of $102.3 million in cash. Our premium of approximately $2.7 million was recorded as additional paid-in capital. During the three month ended June 30, 2007, we paid $93.7 million to enter into a structured equity hedging transaction that matured on June 29, 2007. On the maturity date, based on the market price of our stock, we settled for the receipt of approximately 3.0 million shares of our common stock at an effective per share price of $31.40. During the three months ended September 30, 2007, we paid $98.2 million to enter into a structured equity hedging transaction that matured on September 28, 2007. On the maturity date, based on the market price of our stock, we chose to settle for the receipt of $103.1 million in cash. Our premium of approximately $5.0 million was recorded as additional paid-in capital.

During the three months ended September 30, 2007, we entered into a $200 million volume weighted average price share repurchase agreement. As a result of this agreement, we repurchased approximately 5.8 million shares of our common stock at an effective price per share of $34.24 during the third quarter of 2007.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Stock-Based Plans

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation for the three and nine months ended September 30, 2006 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Cost of net revenues	$8,001	$9,132	$25,108	$27,543
Sales and marketing	23,149	22,192	74,933	64,501
Product development	19,010	21,374	62,702	56,751
General and administrative	23,359	27,891	80,002	83,365

Total stock-based compensation expense	73,519	80,589	242,745	232,160
Tax benefit	(22,600)	(24,922)	(73,139)	(70,524)

Stock-based compensation expense, net of tax	$50,919	$55,667	$169,606	$161,636

Total stock-based compensation included in capitalized development costs was $2.3 million and $2.2 million for the three months ended September 30, 2006 and 2007, respectively. Total stock-based compensation included in capitalized development costs was $6.8 million and $6.4 million for the nine months ended September 30, 2006 and 2007, respectively.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Risk-free interest rates	4.5%	4.5%
Expected lives (in years)	3.4	3.5
Dividend yield	0%	0%
Expected volatility	40%	36%

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2007 (in thousands):

Shares

Outstanding at January 1, 2007	136,614
Granted and assumed	19,584
Exercised	(19,013)
Forfeited/expired/cancelled	(12,046)

Outstanding at September 30, 2007	125,139

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, and generally expire seven to ten years from the date of grant. The weighted average exercise price of stock options granted and assumed during the period was $32.27 per share and the related weighted average grant date fair value was $10.51 per share.

Restricted Stock Units and Nonvested Shares

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2007 (in thousands):

Units

Outstanding at January 1, 2007	508
Awarded	8,280
Vested	(124)
Forfeited	(545)

Outstanding at September 30, 2007	8,119

In general, restricted stock units vest over three to five years and are subject to an employee’s continuing service to eBay. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant. The weighted average grant date fair value for restricted stock units awarded during the period was $32.59 per share. During the first quarter of 2007, restricted stock units were awarded as part of our annual incentive compensation review for the first time.

During the nine months ended September 30, 2007, there was no significant activity in nonvested shares.

Note 9 —	Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As of January 1, 2007, we had $385.7 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is $279.6 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. The adoption resulted in a reclassification of certain tax liabilities from current to non-current and had no significant cumulative impact to retained earnings.

As of September 30, 2007, our liabilities for unrecognized tax benefits were $489.5 million and are included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued at September 30, 2007 was approximately $9.4 million.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 tax year. The material jurisdictions that are subject to examination by tax authorities for tax years after 2002 primarily include the U.S., California, Switzerland and Singapore.

During the three months ended September 30, 2007, our effective tax rate was impacted by the non-deductible goodwill impairment charge and a tax benefit, including amounts related to prior periods, from a favorable ruling issued by a tax authority.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

About eBay

We operate three primary business segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction-style site, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, and Rent.com. Our Payments segment, which consists of PayPal, enables individuals and businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP communications between Skype users and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones.

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

Financial summary

Net revenues for the three months ended September 30, 2007 were $1.9 billion, representing a growth rate of 30% year over year. Operating loss for the three months ended September 30, 2007 was $937.7 million. Net loss for the three months ended September 30, 2007 was $935.6 million, or $0.69 loss per diluted share. Both the operating loss and net loss for the quarter were driven by a goodwill impairment charge in our Communications segment of $1.4 billion resulting from our annual goodwill impairment test that is performed during the third quarter. The impairment resulted from an updated long-term financial outlook for the Skype business generated through our annual long-term strategic planning cycle and our settlement payment with respect to the Skype earn out agreement.

During the third quarter of 2007, we repurchased 14.8 million shares of our common stock under our repurchase program for an aggregate purchase price of $500.1 million.

Our expectations for growth

For the remainder of 2007, we expect that our net transaction revenues will increase as we continue to grow GMV, our non-GMV based businesses (Shopping.com, Rent.com and our classified websites), total payment volume and Skype user activity. Additionally, we expect our advertising revenue to continue to grow. We expect to continue our investments in the areas of product development, customer support, marketing and international expansion across all segments. We believe these investments are necessary to support the long-term demands of our growing business. In addition, to the extent that the U.S. dollar fluctuates against foreign currencies, and, in particular, the Euro, British pound, Australian dollar and Korean won, the remeasurement of these foreign currency denominated transactions into U.S. dollars will impact our consolidated net revenues and, to the extent that they are not hedged, our net income (loss).

The discussion of our consolidated financial results in this report is intended to assist those reading this report to better understand the key operating and financial measures summarized above, as well as the changes in our consolidated results of operations from year to year, and the primary factors that accounted for those changes.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)

2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Current quarter vs prior quarter	5%	1%	3%	19%
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	N/A
Current quarter vs prior quarter	3%	4%	3%

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

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percent changes)

Net Revenues by Type:
Net transaction revenues Marketplaces	$1,017,274	$1,267,463	25%	$3,004,922	$3,715,843	24%
Payments	340,032	447,952	32%	998,866	1,299,238	30%
Communications	50,021	96,772	93%	129,339	262,983	103%

Total net transaction revenues	1,407,327	1,812,187	29%	4,133,127	5,278,064	28%
Advertising and other net revenues	41,310	77,033	86%	116,713	213,659	83%

Total net revenues	$1,448,637	$1,889,220	30%	$4,249,840	$5,491,723	29%

Net Revenues by Segment:
Marketplaces	$1,049,039	$1,320,632	26%	$3,096,767	$3,861,384	25%
Payments	349,577	470,396	35%	1,023,734	1,363,904	33%
Communications	50,021	98,192	96%	129,339	266,435	106%

Total net revenues	$1,448,637	$1,889,220	30%	$4,249,840	$5,491,723	29%

Net Revenues by Geography:
U.S.	$763,864	$929,605	22%	$2,236,699	$2,710,334	21%
International	684,773	959,615	40%	2,013,141	2,781,389	38%

Total net revenues	$1,448,637	$1,889,220	30%	$4,249,840	$5,491,723	29%

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percent changes)

Supplemental Operating Data:
Marketplaces Segment(1):
Confirmed registered users(2)	211.9	247.6	17%	211.9	247.6	17%
Active users(3)	79.8	83.0	4%	79.8	83.0	4%
Number of listings(4)	583.7	555.6	(5)%	1,755.1	1,703.1	(3)%
GMV(5)	$12,639	$14,395	14%	$38,039	$43,140	13%
Payments Segment:
Total accounts(6)	122.5	164.0	34%	122.5	164.0	34%
Active accounts(7)	30.9	37.5	21%	30.9	37.5	21%
Number of payments(8)	146.2	177.4	21%	438.7	527.3	20%
Total payment volume(9)	$9,123	$12,217	34%	$26,748	$35,267	32%
Communications Segment:
Registered users(10)	135.9	245.7	81%	135.9	245.7	81%

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	Cumulative total of all users who have completed the registration process on one of eBay Marketplaces trading platforms. Users may register more than once and as a result, may have more than one account.

(3)	All users, excluding users of Half.com, StubHub and Internet Auction, who bid on, bought, or listed an item within the previous 12-month period. Users may register more than once and as a result, may have more than one account.

(4)	Listings on eBay Marketplaces trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(5)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(6)	Cumulative total of all accounts opened, including users who made payments using PayPal but have not registered, excluding accounts that have been closed or locked and the payment gateway business accounts. Users may register more than once and as a result, may have more than one account.

(7)	All accounts, and users whether registered or not, that sent or received at least one payment through the PayPal system during the period. Users may register more than once and as a result, may have more than one account.

(8)	Total number of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(9)	Total dollar volume of payments initiated through the PayPal system during the period, excluding the payment gateway business, regardless of whether the payment was actually sent successfully, or was reversed, rejected, or pending at the end of the period.

(10)	Cumulative number of user accounts created on Skype as of the end of the period. Users may register more than once and as a result, may have more than one account.

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

Net revenues are attributed to U.S. and international geographies based upon the country in which the seller, payment recipient, Skype user’s Internet protocol address, online property that generates advertising, or other service, provider is located.

Marketplaces Net Transaction Revenues

Total net transaction revenues from Marketplaces increased 25% and 24% during the third quarter and the first nine months of 2007, respectively, compared to the same periods of the prior year. The increase in net transaction revenues was the result of growth in GMV as well as growth in our non-GMV based businesses (Shopping.com, Rent.com and our classifieds websites). Our non-GMV based businesses are growing faster than the overall Marketplaces businesses.

GMV increased 14% and 13% during the third quarter and the first nine months of 2007, respectively, compared to the same periods of the prior year. Although the number of listings declined during the third quarter and the first nine months of 2007 compared to the same periods in the prior year, GMV growth was primarily driven by an increase in conversion rates, average selling prices, a weaker U.S. dollar, and inclusion of our StubHub results. GMV growth occurred across all major categories, with the motors, consumer electronics, collectibles, clothing, home and tickets having the most significant dollar impact when comparing the first nine months of 2007 to the same periods in the prior year.

Marketplaces net transaction revenues earned internationally were $651.6 million and $1.9 billion during the third quarter and the first nine months of 2007, respectively, representing 51% and 52% of total Marketplaces net transaction revenues, respectively. Marketplaces net transaction revenues earned internationally were $497.0 million and $1.5 billion during the third quarter and the first nine months of 2006, respectively, representing 49% of total Marketplaces net transaction revenues in both periods. Based on changes in foreign currency rates year over year, Marketplaces net revenues were positively impacted by foreign currency translation of approximately $46.4 million and $140.1 million during the third quarter and the first nine months of 2007, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect the amount of Marketplaces net transaction revenues to increase, driven primarily by increased levels of GMV and continued growth from our non-GMV based businesses.

Payments Net Transaction Revenues

Payments net transaction revenues increased 32% and 30% during the third quarter and the first nine months of 2007, respectively, compared to the same periods of the prior year. The increase in net transaction revenue is consistent with our 34% and 32% growth in total payment volume during the third quarter and first nine months of 2007, respectively, compared to the same periods of the prior year. Payments net transaction revenues are still primarily derived from PayPal’s penetration of eBay Marketplaces transactions. Payments net transaction revenues have grown largely as a result of the increase in our eBay Marketplaces GMV during the third quarter and first nine months of 2007 as compared to the same periods of the prior year.

In addition, Payments net transaction revenue growth was due in part to a 61% and 57% increase in total payment volume in PayPal’s merchant services business during the third quarter and first nine months of 2007, respectively, compared to the same periods of the prior year. The increase in merchant services business is the result of more online merchants, both domestically and internationally, adding PayPal as a payment option. The total payment volume for PayPal’s merchant services transactions was approximately $5.4 billion and $14.7 billion in the third quarter and the first nine months of 2007, respectively, which represented 44% and 42% of PayPal’s total payment volume, respectively. The total payment volume for PayPal’s merchant services transactions was approximately $3.3 billion and $9.4 billion in the third quarter and the first nine months of 2006, which represented 37% and 35% of PayPal’s total payment volume, respectively. Our Payments net transaction revenues as a percentage of total payment volume was 3.7% during each of the third quarter and the first nine months of 2007 and 2006.

Payments net transaction revenues earned internationally were $191.1 million and $543.5 million during the third quarter and the first nine months of 2007, respectively, representing 43% and 42% of total Payments net transaction revenues during those periods. Payments net transaction revenues earned internationally were $127.8 million and $371.7 million during the third quarter and the first nine months of 2006, respectively, representing 38% and 37% of total Payments net transaction revenues during those periods. International growth in our Payments segment continues to benefit from the expansion of our geographical footprint and the number of currencies supported by PayPal over the last twelve months. Based on changes in foreign currency rates year over year, Payments net revenues were positively impacted by foreign currency translation of approximately $0.1 million and $18.9 million during the third quarter and the first nine months of 2007, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect Payments net transaction revenues to increase in total and net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We expect Payments to grow our merchant services business as the number of merchants integrating PayPal on their websites increases and as we build consumer preference for PayPal. In addition, we expect to benefit from growth in Marketplaces GMV.

Communications Net Transaction Revenues

Communications net transaction revenues increased 93% and 103% during the third quarter and the first nine months of 2007 compared to the same periods of the prior year. The increase in net transaction revenues was primarily due to an increase in SkypeOut minutes to 1.4 billion during the third quarter of 2007, compared to 1.1 billion in the same period of the prior year. SkypeOut minutes increased to 4.0 billion in the first nine months of 2007, compared to 2.6 billion in the same period of the prior year. The increase in SkypeOut minutes was due primarily to the growth in the cumulative number of Skype registered users to 245.7 million at September 30, 2007 from 135.9 million at September 30, 2006. Prior period SkypeOut minutes have been adjusted to exclude SkypeCast minutes. The growth in activity per Skype user has slowed somewhat as Skype has increased its focus on monetization of users.

Communications net transaction revenues earned internationally were $80.2 million and $221.4 million in the third quarter and the first nine months of 2007, respectively, representing 83% and 84% of total Communications net transaction revenues, respectively. Communications net transaction revenues earned internationally were $42.3 million and $110.4 million in the third quarter and the first nine months of 2006, respectively, representing 84% and 85% of total Communications net transaction revenues, respectively. Based on changes in foreign currency rates year over year, Communications net revenues were positively impacted by foreign currency translation of approximately $7.0 million and $19.6 million during the third quarter and the first nine months of 2007, respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2007, we expect an increase in total Communications net transaction revenues and we expect to continue our focus on increasing user activity and expanding our product and feature-set.

Advertising and Other Net Revenues

Advertising and other net revenues represented 4% of total net revenues during each of the third quarter and the first nine months of 2007. Advertising and other net revenues represented 3% of total net revenues during each of the third quarter and the first nine months of 2006. Advertising and other net revenues increased 86% and 83% during the third quarter and the first nine months of 2007, respectively, compared to the same periods of the prior year due to advertising initiatives in our Marketplaces segment and interest earned from banks on certain U.S. PayPal customer account balances. Prior to the fourth quarter of 2006, certain U.S. PayPal customer account balances were maintained in non-interest bearing accounts. As we continue to view our business as primarily transaction-revenue driven, we expect advertising and other net revenues to continue to represent a relatively small proportion of total net revenues during the remainder of 2007. We expect advertising and other net revenues to increase in total as we continue to benefit from the significant number of users on our Marketplaces platforms.

Cost of Net Revenues

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Cost of net revenues	$319,995	$446,521	40%	$900,475	$1,256,999	40%
As a percentage of net revenues	22.1%	23.6%		21.2%	22.9%

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

The increase in cost of net revenues in the third quarter and the first nine months of 2007 of $126.5 million and $356.5 million, respectively, compared to the same periods in the prior year, was primarily due to an increase in payment processing costs, Skype telecommunications costs, and customer support and site operations costs as we continue to grow our lower margin businesses, PayPal and Skype. Payment processing costs increased $63.7 million and $173.0 million during the third quarter and the first nine months of 2007, respectively, compared to the same periods of the prior year. Payment processing costs are driven by an increase in PayPal total payment volume and Marketplaces transaction activity. The increase in payment processing costs was also due to an increase in the number of PayPal customers using credit cards for payments over bank or PayPal transfers. Skype telecommunications costs increased $17.4 million and $59.6 million during the third quarter and the first nine months of 2007, respectively, compared to the same periods of the prior year, primarily due to an increase in SkypeOut minutes. Aggregate customer support and site operations costs increased approximately $36.6 million and $113.9 million during the third quarter and the first nine months of 2007, respectively, compared to the same periods of the prior year, due to the development and expansion of our customer support and site operations infrastructure as a result of our growth in transaction volume as demonstrated through the increase in the number of users, GMV and total payment volume. Cost of net revenues has increased as a percentage of net revenues during the third quarter and first nine months of 2007 primarily as a result of the growth of our lower gross margin businesses, PayPal and Skype.

For the remainder of 2007, cost of net revenues is expected to increase in total and as a percentage of net revenues primarily due to growth in our Payments and Communications segments, each of which is growing faster and has a lower gross margin than our Marketplaces segment.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Sales and marketing	$385,497	$485,240	26%	$1,158,528	$1,406,260	21%
As a percentage of net revenues	26.6%	25.7%		27.3%	25.6%

Sales and marketing expense consists primarily of advertising costs, marketing programs, contractor costs and employee compensation for sales and marketing staff.

The increase in sales and marketing expense in the third quarter and the first nine months of 2007 of $99.7 million and $247.7 million, respectively, compared to the same periods in the prior year, was primarily due to our continued investment in growing and retaining our active user base. We direct customers to our websites primarily through a number of online marketing channels such as sponsored search, portal advertising, e-mail campaigns and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. Combined advertising and marketing costs increased $66.1 million and $193.5 million in the third quarter and first nine months of 2007, respectively, compared to same periods in the prior year. Employee related costs, including the use of contractors, increased $20.2 million and $35.4 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year due to an increase in staffing.

For the remainder of 2007, sales and marketing expense is expected to increase in total due to an expected increase in our marketing expenses to attract new customers and increase user activity across all of our segments. However, sales and marketing expense as a percentage of net revenues is expected to slightly decrease due to improved sales and marketing expense leverage in our Marketplaces segment and the relative growth in our Payments and Communications segments, each of which generally has lower relative sales and marketing expense as a percentage of net revenues than our Marketplaces segment.

Product Development

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Product development	$120,405	$164,879	37%	$363,447	$450,411	24%
As a percentage of net revenues	8.3%	8.7%		8.6%	8.2%

Product development expense consists primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expense is net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payment-services projects. Capitalized site and product development costs were $22.3 million and $61.2 million in the third quarter and the first nine months of 2007, respectively, and $16.6 million and $52.0 million in the third quarter and the first nine months of 2006, respectively. Capitalized site and product development costs are reflected as a cost of net revenues when amortized in future periods.

The increase in product development expense in the third quarter and the first nine months of 2007 of $44.5 million and $87.0 million, respectively, compared to the same periods in the prior year, was primarily due to an increase in staffing and contractor costs to support several platform development initiatives to enhance the user experience and expand our existing product offerings.

For the remainder of 2007, product development expense is expected to increase in total and as a percentage of net revenues, as we develop new site features and functionality and continue to improve and expand operations across all businesses.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

General and administrative	$236,511	$287,447	22%	$702,639	$849,284	21%
As a percentage of net revenues	16.3%	15.2%		16.5%	15.5%

General and administrative expense consists primarily of employee compensation, contractor costs, provisions for transaction losses associated with PayPal, facilities costs, depreciation of equipment, provision for doubtful accounts, payroll taxes on employee stock options, insurance and professional fees.

The increase in general and administrative expense in the third quarter of 2007 of $50.9 million, compared to the same period of the prior year, was primarily due to an increase in employee related costs, facilities costs and professional services, partially offset by a slight decrease in the provision for transaction losses associated with PayPal. Employee related and facilities costs increased $34.4 million during the third quarter of 2007, compared to the same period in the prior year due to an increase in staff. Professional services costs increased $10.7 million during the third quarter of 2007, compared to the same period in the prior year. PayPal’s transaction loss expense decreased $0.7 million during the third quarter of 2007, compared to the same period in the prior year. During the third quarter of 2007, we refined our estimate for chargeback losses, which resulted in a $10.9 million reduction in transaction loss expense. The benefit from our refined estimate was offset by loss increases in chargebacks and protection programs. As such, PayPal’s transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s total payment volume, decreased to 0.25% during the third quarter of 2007, compared to 0.35% during the third quarter of 2006. We continue to expect our transaction loss rate to fluctuate depending on many factors, such as historical experience of losses, funding mix and total payment volume. The funding mix reflects how senders fund their payment transactions (credit cards, electronic funds transfers, or existing PayPal account balances).

The increase in general and administrative expense in the first nine months of 2007 of $146.6 million, compared to the same period of the prior year, was primarily due to an increase in employee-related costs, facilities costs, professional services and an increase in the provision for transaction losses associated with PayPal. Employee-related and facilities costs increased $85.9 million during the first nine months of 2007, compared to the same period in the prior year due to an increase in staff. Professional services costs increased $22.2 million during the first nine months of 2007, compared to the same period in the prior year. Transaction loss expense increased $19.2 million during the first nine months of 2007, compared to the same period in the prior year. Our transaction loss rate decreased to 0.29% during the first nine months of 2007, compared to 0.31% during the first nine months of 2006. Our transaction loss rate for the first nine months ended 2007 was positively impacted by the refined estimate mentioned above.

For the remainder of 2007, we expect general and administrative expense to increase due to our continued investment across all areas of our business and related corporate functions, particularly in our consumer protection programs, as well as costs associated with transaction losses. However, general and administrative expense is expected to decrease as a percentage of net revenues due to leverage in our traditional general and administrative functions, which we expect will be partially offset by investments in our consumer protection programs.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Amortization of acquired intangible assets	$47,196	$51,888	10%	$151,680	$150,791	(1)%
As a percentage of net revenues	3.3%	2.7%		3.6%	2.7%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in e-commerce, payments and communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired intangibles during the third quarter of 2007, as compared to the same period of the prior year, is due primarily to the business acquisitions we consummated during 2007. The slight decrease in amortization of acquired intangibles for the first nine months of 2007, as compared to the same period of 2006, is due to a $10.4 million charge for in-process research and development taken in the second quarter of 2006 related to an acquisition completed during that period, offset by the amortization related to the business acquisitions we consummated during 2007.

Amortization of acquired intangible assets will likely increase should we continue to make acquisitions in the future.

Impairment of Goodwill

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Impairment of goodwill	$0	$1,390,938	—	$0	$1,390,938	—
As a percentage of net revenues	0.0%	73.6%		0.0%	25.3%

Impairment of goodwill was $1.4 billion in both the three and nine months ended September 30, 2007. We conducted our annual impairment test of goodwill as of August 31 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this test, we concluded that the carrying amount of our Communications segment exceeded its fair value and recorded an impairment loss of approximately $1.4 billion (including a $530.3 million payment related to the earn out settlement agreement) during the quarter ended September 30, 2007. The impairment resulted from an updated long-term financial outlook for the Skype business developed as part of our strategic planning cycle conducted annually during our third quarter. See Note 3 “Business Combinations, Goodwill and Intangible Assets” in the condensed consolidated financial statements for further details. There were no impairment charges in the three and nine months ended September 30, 2006. For the remainder of 2007, we do not expect an additional impairment of goodwill charge.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Interest and other income, net	$41,230	$38,363	(7)%	$92,618	$102,350	11%
As a percentage of net revenues	2.8%	2.0%		2.2%	1.9%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture results and other miscellaneous transactions not related to our primary operations.

Interest and other income, net, decreased during the third quarter of 2007 as compared to the same period of the prior year due to losses from our portion of unconsolidated joint ventures, partially offset by higher cash, cash equivalents, and investments balances and higher interest rates. The weighted-average interest rate of our portfolio was approximately 4.3% in the third quarter of 2007 as compared to 4.1% in the same period of the prior year.

Interest and other income, net, increased during the first nine months of 2007 as compared to the same periods of the prior year, due primarily to higher cash, cash equivalents and investments balances and higher interest rates. The weighted-average interest rate of our portfolio was approximately 4.1% in the first nine months of 2007, compared to 3.8% in the same period of the prior year.

For the remainder of 2007, interest and other income, net, will vary primarily based on future interest rates and the level of invested assets, and our portion of the results of investments in unconsolidated joint ventures.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Interest expense	$553	$2,728	393%	$2,229	$10,004	349%
As a percentage of net revenues	0.0%	0.1%		0.1%	0.2%

Interest expense consists of interest charges on the amount drawn under our line of credit and certain accrued contingencies. The increase in interest expense in the third quarter and the first nine months of 2007, compared to the same periods of the prior year, is primarily due to interest charges associated with our line of credit and certain accrued contingencies. For the remainder of 2007, our use of the line of credit to fund our working capital needs will result in interest charges during the fourth quarter of 2007.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2007	Change	2006	2007	Change
	(In thousands, except percentages)

Provision for income taxes	$98,814	$33,577	(66)%	$284,288	$262,021	(8)%
As a percentage of net revenues	6.8%	1.8%		6.7%	4.8%
Effective tax rate	26%	(4)%		27%	(330)%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes, subsidiary losses and impairment charges for which we have not provided a benefit and other factors that impact the effective tax rate.

The change in the effective tax rate for the three and nine months ended September 30, 2007, compared to the same period of the prior year primarily resulted from the goodwill impairment charge recorded in the three and nine months ended September 30, 2007 which is non-deductible for tax purposes. In addition, the change in our effective tax rate was due to a tax benefit from a ruling issued by a tax authority related to prior periods and changes in the estimated geographic mix of our taxable income for the year.

For the remainder of 2007, we are projecting a lower effective tax rate than we experienced during the first half of the year.

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

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2006	2007
	(In thousands)

Net cash provided by (used in):
Operating activities	$1,621,830	$1,848,563
Investing activities	(138,310)	(62,189)
Financing activities	(380,203)	(736,474)
Effect of exchange rates on cash and cash equivalents	65,360	199,899

Net increase in cash and cash equivalents	$1,168,677	$1,249,799

We generated cash from operating activities in amounts greater than the net income (loss) for the nine months ended September 30, 2006 and 2007, mainly due to non-cash charges to earnings and tax benefits from stock-based compensation. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased total payment volumes processed by our PayPal subsidiary. Non-cash charges in the nine months ended September 30, 2007 also included a $1.4 billion goodwill impairment, whereas there was no impairment charge in the same period of the prior year. As a substantial portion of the company’s net operating losses and tax credits have now been utilized, cash is now required for tax payments in the U.S. For the remainder of 2007, total U.S. and foreign income tax payments will be dependent on our taxable income and are estimated to be in the range of $50-100 million. For the remainder of 2007, we expect net cash provided by operating activities to increase primarily from higher net income.

The net cash used in investing activities of $138.3 million during the first nine months of 2006 consisted primarily of the cash payment for computer equipment and software to support our site operations, customer support and international expansion. Net cash used in investing activities of $62.2 million during the first nine months of 2007 consisted primarily of cash paid to acquire businesses totaling $320.2 million, the purchase of computer equipment and software to support our site operations, customer support and international expansion totaling $326.0 million, purchases of investments of $205.3 million, offset by net cash provided by our investment activities of $783.8 million. For the remainder of 2007, we expect to continue to purchase property and equipment, we may acquire other businesses for cash, and we will pay $530.3 million for the earn out settlement which would reduce investing cash flows or increase investing cash usage.

The net cash used in financing activities of $380.2 million during the first nine months of 2006 was due to the repurchase of common stock for an aggregate purchase price of $666.5 million, offset by proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options of $209.1 million and the excess tax benefits from stock-based compensation of $77.3 million. Net cash flows used in financing activities of $736.5 million during the first nine months of 2007 were primarily due to the repurchase of approximately 35.3 million shares of common stock for an aggregate purchase price of approximately $1.2 billion, offset by proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options of $365.2 million and the excess tax benefits from stock-based compensation of $69.0 million. For the remainder of 2007, we may continue to repurchase common stock, which would reduce financing cash flows or increase financing cash usage.

The positive effect of exchange rates on cash and cash equivalents during the nine months ended September 30, 2006 and 2007 was due to the weakness of the U.S. dollar during the respective periods against other foreign currencies, primarily the Euro.

In August 2007, we entered into an Amendment Agreement to our Credit Agreement dated as of November 7, 2006. The Amendment Agreement increased the lender commitments and borrowing capacity under the Credit Agreement from its prior level of $1.0 billion to $2.0 billion, maintained an option to increase borrowing capacity by an additional $1.0 billion (after giving effect to the $1.0 billion increase described above) and extended the maturity date by an additional year to November 7, 2012. As of September 30, 2007, $2.0 billion was available under the Credit Agreement.

Stock Repurchases

In July 2006, our Board authorized the repurchase of up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized an expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock over the next two years. During the nine months ended September 30, 2007, we repurchased $1.2 billion of our common stock. As of September 30, 2007, we have repurchased approximately $2.8 billion of our common stock under our stock repurchase program in the aggregate and we may repurchase up to an additional $1.2 billion of our common stock through January 2009.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that U.S. customers choose to invest in PayPal’s Money Market Fund, which totaled approximately $1.7 billion and $1.5 billion as of September 30, 2007 and December 31, 2006, respectively.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal’s customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Liquidity and Capital Resource Requirements

We believe that existing cash, cash equivalents and investments of approximately $4.4 billion, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to fund our operating activities, capital expenditures, stock repurchases and other obligations for the foreseeable future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on FAS 157 on January 1, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 but we do not currently believe that the adoption of FAS 157 will materially impact our financial position, cash flows, or results of operations.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities, time deposits, and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2007, our fixed-income investments subject to interest rate risk (representing approximately 3% of our total cash, cash equivalents and investments) earned a pretax yield of approximately 5.4%, with a weighted average maturity of two months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $0.2 million.

Equity Price Risk

We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during either of the three and nine months ended September 30, 2006 or 2007 relating to the other-than-temporary impairment in the fair value of equity investments. At September 30, 2007, the total carrying value of our equity instruments and equity method investments, included in long-term investments, was $401.3 million.

Foreign Currency Risk

During the third quarter and the first nine months of 2007, our international net revenues, based upon the country in which the seller, payment recipient, advertiser or other service provider is located, accounted for approximately 51% of our net revenues, an increase from 47% of net revenues for each the same periods of 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, and primarily include Euros, British pounds, Korean won, Canadian dollars, Taiwanese dollars, Australian dollars, Chinese renminbi, and Indian rupee. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. We expect our international operations will continue to grow in significance as we develop and deploy our global marketplaces and global payments platform. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income in the event the U.S. dollar strengthens relative to other currencies.

If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. The change in weighted average foreign currency exchange rates in the third quarter of 2007, as compared to the same period in the prior year, resulted in higher net revenues of approximately $53.6 million and higher aggregate cost of revenues and operating expenses of approximately $29.7 million. The change in weighted average foreign currency exchange rates in the first nine months of 2007, as compared to the same period in the prior year, resulted in higher net revenues of approximately $178.8 million and higher aggregate cost of revenues and operating expenses of approximately $82.5 million. In addition, at September 30, 2007, we held balances in cash, cash equivalents and investments outside the U.S. totaling approximately $3.7 billion.

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

Transaction Exposure

As of September 30, 2007, we had outstanding foreign exchange hedge contracts with notional values equivalent to approximately $175.4 million with maturity dates within 31 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income (loss).

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2007, was a net translation gain of approximately $464.4 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income (loss).

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using foreign exchange contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the three months ended September 30, 2007, the realized gains and losses related to these hedges were not significant.

Economic Exposure

We enter into various intercompany arrangements primarily denominated in Euros and British pounds. To reduce foreign exchange risk related to these inter-company arrangements for 2007, we entered into foreign exchange contracts during the three and nine months ended September 30, 2007. The objective of the foreign exchange contracts is to ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the Euro/U.S. dollar or the British pound/U.S. dollar exchange rates. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we expect the hedge of certain of these forecasted transactions using the foreign exchange contracts to be highly effective in offsetting potential changes in cash flows attributed to a change in the Euro/U.S. dollar or the British pound/U.S. dollar exchange rates. During the three and nine months ended September 30, 2006 and 2007, the realized gains and losses related to these hedges were not significant. The notional amount of our hedges receiving cash flow hedge accounting treatment was $135.3 million and the net loss related to these hedges recorded to accumulated other comprehensive income (loss) as of September 30, 2007 was not significant.

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

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a written decision was issued in June 2007. The court’s decision found that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine (i) whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing and (ii) under what circumstances online sellers are “commercial dealers” within the meaning of the German intellectual property laws. In July 2007, the German Federal Supreme Court extended the reach of the Rolex decision in IVD v. eBay. The court held that (i) in certain circumstances, a duty of care could be found to exist to competitors requiring eBay to take reasonable measures to prevent illegal items from being listed (even where the competitors were not directly harmed) and (ii) such duty would extend to listings by the same seller in the same category (not just identical listings). Prior to these decisions, we had implemented proactive measures to find and remove illegal listings from our sites; these decisions may require us to undertake further efforts and will subject us to liability if our efforts are deemed to be insufficient. We expect that this ruling will likely result in increased costs and litigation against us in Germany although we do not currently believe that it will require a major change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately €35 million in damages. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our sites. The plaintiffs in this suit seek approximately €9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007.

We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products listed on our sites by third parties, for the misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for non-compliance of consumer protection laws or in connection with paid search advertisements.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. The U.S. Court of Appeals for the Federal Circuit later reduced the award to $25.5 million. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. The Patent and Trademark Office has given notice of approval of some claims (and rejection of others) under the patent relating to online consignment auction technology and in September 2007, it tentatively approved some of the claims and rejected others contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. In July 2007, the court denied MercExchange’s request for an injunction and ruled that the proceedings related to one of the patents will be stayed and another of the patents will not be stayed pending action by the Patent and Trademark Office. MercExchange is appealing the court’s order denying the injunction, and we have filed a motion seeking that the court find the non-stayed patent invalid. Even if successful, our litigation of these matters will continue to be costly. As a precautionary measure, we have modified certain functionality of our websites and business practices in a manner which we believe avoids any infringement of the consignment patent. For this reason, we believe that any injunction that might ultimately be issued will not have any impact on our business. We also believe we have appropriate reserves for this litigation. Nonetheless, if the modifications to the functionality of our websites and business practices are not sufficient to make them non-infringing, we would likely be forced to pay significant additional damages and licensing fees and/or modify our business practices in an adverse manner.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties are in the process of conducting discovery and claim construction briefing, and we expect a trial date to be scheduled for the second half of 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The parties are in the process of conducting discovery. We have filed a motion for summary judgment of noninfringement on both patents. The claim construction hearing is currently scheduled for November 2007. The trial is expected to be scheduled for June or July 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we become subject to jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us, especially in Europe. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	our ability to grow activity and activation of the users of our traditional Marketplace businesses, especially with respect to our most active buyers and sellers, in our most mature geographies, especially the U.S., Germany and the U.K.;

•	the volume, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	regulatory and legal actions imposing obligations on our businesses or our users;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to manage PayPal’s transaction loss rate and payment funding mix;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	the costs and results of litigation that involves us;

•	our ability to integrate, manage, and profitably expand and more effectively monetize the Skype business;

•	our ability to successfully integrate and manage businesses that we acquire;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations and banks;

•	our ability to develop product enhancements, programs, and features at a reasonable cost in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to increase the acceptance of PayPal by online merchants outside of the eBay Marketplaces, which may require long implementation cycles and incentives to merchants that are initially dilutive;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued financial strength of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, viruses, and other dangers of the Internet;

•	general economic conditions and those economic conditions specific to the Internet and e-commerce industries; and

•	geopolitical events such as war, threat of war, or terrorist actions.

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

We may not maintain our level of profitability or rates of growth.

We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active and reactivate former users on our websites and services, and increase the activity levels of our active users;

•	react to changes in consumer use of the Internet and develop new services, as well as new sources of revenues from our existing services;

•	manage the costs of our business, including the costs associated with our workforce and with maintaining and enhancing our websites, customer support, transaction loss rate, user protection programs, and international and product expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	cost effectively increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading, communication, and payment experiences.

We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. Growth rates in our most established markets, such as Germany and the U.S., have continued to decline over time. Despite our efforts to stem these declines, growth rates may continue to decline as the existing base of users and transactions becomes larger. As our penetration in established markets grows, we will increasingly need to rely on keeping existing users active and increasing their activity level on our sites for growth in those markets. In addition, our Marketplaces business is facing increased competitive pressure. Because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major eBay Marketplace markets also adversely affect PayPal’s growth rate. The growth in Skype’s user activity has slowed somewhat as Skype has increased its focus on monetization of users. The expected future growth of our PayPal, Skype, StubHub, Shopping.com, and other lower margin businesses may also cause downward pressure on our profit margin because those businesses have lower gross margins than our eBay trading platforms.

We are exposed to fluctuations in currency exchange rates.

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. Net revenues in the nine months ended September 30, 2007 were positively impacted by foreign currency translation of $53.6 million, compared to the same period of the prior year. Operating income in the nine months ended September 30, 2007 was positively impacted by foreign currency translation of $23.9 million, compared to the same period of the prior year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, and Korean won, our foreign revenues and profits will be reduced as a result of these translation adjustments. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Korean won, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure.

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

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time, including litigation brought by Tiffany & Co. in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries, and a number of other owners of intellectual property rights. The plaintiffs in these cases seek to hold eBay liable for counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products listed on our sites by third parties, for the misuse of trademarks in listings or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. Other luxury brand owners have also filed suit against us or have threatened to do so. In addition to litigation from rights owners, we may be subject to criminal penalties if the authorities feel we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. For example, the German Federal Supreme Court has ruled against us in the Rolex and IVD cases. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union because of the active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we have not adequately removed counterfeit listings or effectively suspended users who have created such listings. Litigation and negative publicity has increased as our sites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards, injunctive relief, or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. In Germany, the German Federal Supreme Court has ruled that we owe duties, under certain circumstances, to content owners and competitors relating to taking reasonable steps to prevent the listing of illegal, counterfeit, and pirated items. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

Acquisitions could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, StumbleUpon and ViA-Online GmbH. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. For example, in connection with the Skype transaction, we recorded a goodwill impairment charge of approximately $1.4 billion in our financial statements for the period ended September 30, 2007. Future acquisitions or mergers may result in a need to issue additional equity securities, spend our cash, or incur debt, liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the United States accounted for approximately 48% and 51%, respectively, of our net revenues in fiscal year 2006 and the first nine months of 2007. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

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

•	greater liability or legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, conflicting court decisions and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions; and

•	differing intellectual property laws.

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable, repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under “We are exposed to fluctuations in currency exchange rates,” above.

We are continuing to expand PayPal’s services internationally. In some countries, expansion of PayPal’s business may require a close commercial relationship with one or more local banks, a shared ownership interest with a local entity or registration as a bank under local law. Such requirements may reduce our profitability or limit the scope of our activities in particular countries. Any limitation on our ability to expand PayPal internationally could harm our business.

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

We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. eBay’s primary website has been interrupted for periods of up to 22 hours, and our PayPal site has suffered intermittent unavailability for periods as long as five days. In August 2007, Skype experienced an interruption during which the majority of Skype’s users were unable to use its products for approximately two days. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial entity, frequent or persistent site interruptions could lead to fines, penalties, or mandatory changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

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

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. Some taxing authorities have notified us that they believe we owe them certain taxes. The application of existing or future laws could have adverse effects on our business.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services or communications through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet is scheduled to expire in November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S., state, and local governments to require collection and remittance of distant sales tax by out-of-state sellers — bills have been introduced in the U.S. Congress to overturn the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision without a robust small business exemption would harm our users and our business.

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection or reporting or record-keeping obligation on companies that engage in or facilitate e-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect is under discussion or pending in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. Imposition of a record keeping or tax collecting requirement would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in some jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. Requirements that we disclose sellers’ transaction records to tax authorities, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business. Recently, the Federal Court of Canada, in a partial judgment, ruled that certain account and transactional information for persons qualifying for PowerSeller status under eBay’s PowerSeller Program in Canada during the years 2004 and 2005 may be required to be handed over to the Minister of National Revenue. The final outcome in this case depends in part on the outcome of a similar case currently being heard by the same court. If necessary, we will consider appealing the judgment. To date, no information has been handed over to the Minister of National Revenue.

In July 2003, in compliance with the changes brought about by the European Union VAT directive on “electronically supplied services,” eBay began collecting VAT on the fees charged to EU sellers on eBay sites catering to EU residents.

We also pay input VAT on taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim input VAT from the various countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT would harm our business.

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

PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud.

PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal was assessed substantial fines for excess charge-backs in 2001, and excessive charge-backs may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer. As PayPal has expanded its merchant services business, it has had to deal with new forms of fraud and its fraud loss rates have increased.

Until January 2007, PayPal offered a buyer protection program for transactions on eBay.com that refunded up to $1,000 to buyers who used PayPal in transactions with selected sellers if the buyer did not receive the goods they purchased or if the goods differed significantly from what was described by the seller. In January 2007, PayPal expanded this program to refund buyers who use PayPal up to $200 in most eBay.com transactions regardless of the seller, and up to $2,000 in. eBay.com transactions with selected sellers, if the buyer does not receive the goods they purchased or if the goods differ significantly from what was described by the seller. PayPal has expanded this program to many eBay international marketplaces, in most cases with lower reimbursement amounts. If PayPal makes such a refund, it may seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate. For the full year ended December 31, 2006 and first nine months of 2007, PayPal’s transaction loss (including both direct losses and buyer protection payouts) totaled $126.4 million and $100.8 million, representing 0.33% and 0.29% of PayPal’s total payment volume, respectively.

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

The current regulatory environment for VoIP is uncertain and rapidly changing. Skype’s voice communications products are currently subject to few, if any, of the same regulations that apply to traditional telephony and VoIP-based telephone replacement services. VoIP companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. Governments may impose new or increased fees, taxes, and administrative burdens on VoIP companies, or Skype may change its product offerings in a manner that makes it become subject to telecommunications regulations. Increased fees could include access and other charges payable to local exchange carriers to carry and terminate traffic, contributions to federal or state Universal Service Funds in the United States and elsewhere, and other charges. Skype may be required to meet various emergency service requirements, disability access requirements, user protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act in the U.S. and similar laws in other jurisdictions. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of the VoIP telephony and Internet communications market heighten the risk that governments will seek to regulate VoIP and Internet communications, and Skype has received an increasing number of inquiries from regulators about its products and services. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures and regulatory agencies are beginning to impose their own requirements and taxes on VoIP. Increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.

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

Some countries have prohibited Skype. In many countries in which Skype products are available, the laws that may relate to its offerings are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which Skype is used. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.

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

Skype licenses technology underlying certain key components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the video compression/decompression used to provide high video quality. Although Skype has contracts in place with its third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in a decrease in service quality until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or license or develop alternative technologies would harm Skype’s business.

Our businesses depend on continued and unimpeded access to the Internet. Internet service providers may be able to block, degrade, or charge us for our users’ additional fees for our offerings.

Our customers rely on access to the Internet to use our products and services. In many cases that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies, and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers’ use of our offerings by restricting or prohibiting the use of their lines for our offerings, by filtering, blocking, delaying, or degrading the packets containing the data associated with our products, or by charging increased fees to us or our users for use of their lines to provide our offerings. Some of these providers have contractually restricted their customers’ access to VoIP offerings (which would include Skype) through their terms of service with their customers. These activities are technically feasible and may be permitted by applicable law. In addition, Internet service providers could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

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

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal’s newer offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. This settlement was recently rejected by the court. Although PayPal did not admit any liability for any of the allegations in the two cases, changes to our disclosure practices could result in increased use of credit card funding, which would harm PayPal’s business.

If PayPal was found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission, or electronic funds transfers, it could be subject to liability and forced to change its business practices.

A number of U.S. states have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 41 of these jurisdictions and interpretations in six states that licensing is not required under their existing statutes. PayPal is applying for licenses in two additional states. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. In July 2005, PayPal entered into a settlement agreement and agreed to pay $225,000 to the California Department of Financial Institutions in connection with alleged violations of the California Financial Code relating to the use of a receipt form for international payments that had not been pre-approved by the Department, and incomplete reporting to the Department. If PayPal was found to be in violation of other money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal.

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and reimburse consumers for losses above $50 from transactions not authorized by the consumer. PayPal currently voluntarily reimburses consumers for all financial losses from transactions not authorized by the consumer, not just losses above $50. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in their PayPal account. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.9 million transactions per day during the quarter ended September 30, 2007, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

PayPal’s status under banking or financial services laws or other laws in markets outside the U.S. is unclear.

PayPal currently allows its customers with credit cards to send payments from 190 markets, and allows its customers to receive payments in 65 of those markets (including the U.S.). Customers can only withdraw funds electronically to local bank accounts in 35 of these 65 markets. In 26 of these 65 markets customers can withdraw funds electronically to their credit or debit card. In two of these 65 markets customers can only withdraw funds locally by receiving a bank draft in the mail, and in another two of these 65 markets, customers cannot withdraw locally and can only withdraw funds if they have a U.S. bank account. These limitations affect PayPal’s ability to grow in these markets.

PayPal offers customers the ability to send or receive payments denominated in 17 currencies. Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union. As of July 2007, PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA., a wholly-owned subsidiary of PayPal that is licensed as a bank in Luxembourg. Previously, PayPal delivered services in the EU through a subsidiary in the United Kingdom licensed to operate as an Electronic Money Institution. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states, pursuant to EU Directives. PayPal (Europe) has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law. The regulators in these countries could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business. PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal does not have experience in operating as a bank.

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

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Some of these activities may be perceived as attempts to de-legitimize our businesses. In addition, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as our acquisition of StubHub, an online ticket marketplace, in February 2007, regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items, such as real estate, event tickets, cultural goods, boats, and automobiles.

Our success and increased visibility has driven some existing businesses that perceive our business model to be a threat to their business to raise concerns about our businesses model to policymakers and regulators, particularly in the U.S. and Europe. These established businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. In particular, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, stolen goods, copyrights and intellectual property rights, and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Success in changing the legal or regulatory regimes in a manner that would increase our liability for third party listings related to these or other issues could negatively impact our business.

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In 2002, Illinois amended its auction law to provide for a special regulatory regime for “Internet auction listing services,” and we have registered as an Internet auction listing service in Illinois. Although this registration has not had a negative impact on our business to date, other regulatory and licensure claims could result in costly litigation or could require us to change the way we or our users do business in ways that increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. A number of the lawsuits against us relating to trademark issues seek to have our websites subject to unfavorable local laws. As we expand and localize our international activities, we become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to bans on our services.

Our tickets business is subject to regulatory, competitive, and other risks that could harm this business.

Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets, and some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets. In addition, new laws and regulations may be passed that would limit our or our users’ ability to continue this business. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions.

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

We are currently expanding our headcount, facilities, and infrastructure in the U.S. and internationally. We anticipate that further expansion will be required as we continue to expand into new lines of business and geographic areas. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•	Website Usability. User activity rates on our websites depend in part on the quality of our users’ experiences on those sites. The rapid growth in the number and complexity of products and features on our sites has occasionally caused users to become confused or overwhelmed or has otherwise impaired users’ experiences on those sites. We are in the process of making numerous changes in an attempt to improve the user experience on our eBay websites. These attempts at improvement of the user experience could fail, or could decrease activity among users who had grown used to or preferred the existing experience on our sites. Any impairment of customer satisfaction as a result of site usability issues could lead to a loss of customers or impair our ability to add customers, either of which would harm our business.

•	Website Stability. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. For example, in October 2004, we experienced unscheduled downtime on the PayPal website over a period of five days related to system upgrades, and in the second quarter of 2007, PayPal experienced an interruption during which many of PayPal’s services were unavailable for approximately four hours. In August 2007, Skype experienced an interruption to its services during which the majority of Skype’s users were unable to use its products for approximately two days. Despite our efforts to increase site scalability and reliability, our infrastructure could prove unable to handle a larger volume of customer transactions. Some of our more recently acquired businesses may be particularly subject to this risk given their shorter histories and, in some cases, higher growth rates. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers, or increase our costs, all of which would harm our business. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

•	Customer Account Billing. Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on any of our websites would harm our business and our ability to collect revenue.

•	Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites and the increased level of user protection activity we provide worldwide. If we are unable to provide these operations in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, and our operating margins may decrease.

We must continue to hire, train, and manage new employees at a rapid rate. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures, and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by expense reductions in the short term.

Use of our services for illegal purposes could harm our business.

The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled in the United States and internationally. We are aware that certain goods, such as weapons, adult material, tobacco products, alcohol, and other goods that may be subject to regulation, have been listed and traded on our service. We may be unable to prevent our users from selling unlawful goods or selling goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our service. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that site. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. The German Federal Supreme Court has ruled that we had a duty to take reasonable measures to keep prohibited DVDs from being sold on our site to minors and that competitors could enforce this duty. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources or discontinue certain service offerings, which could harm our business. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity could damage our reputation and diminish the value of our brand names. It also could make users reluctant to continue to use our services.

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

PayPal is subject to anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In July 2003, PayPal agreed with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act and further agreed to have its compliance program reviewed by an independent audit firm. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. As PayPal localizes its service in other countries, additional verification and reporting requirements may apply, which in some cases are more stringent. Several countries, including Australia, Canada and Luxembourg, are in the process of implementing new anti-money laundering and counter-terrorist financing laws and regulations, and the impact of these laws and regulations on PayPal’s business is uncertain. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal, state or foreign country money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

We are subject to risks associated with information disseminated through our service.

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for content posted in the Feedback Forum. Several court decisions have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our site. Our liability for such claims may be higher in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

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

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and our Chief Executive Officer and many other members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. Our new businesses all depend on attracting and retaining key personnel. On October 1, 2007, we announced that Skype’s Chief Executive Officer resigned in connection with the termination of the earn out structure associated with the Skype transaction. If we are unable to recruit a full-time replacement in a timely manner, our Communications business could be harmed. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.

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

The principal competitive factors for Marketplaces include the following:

•	ability to attract and retain buyers and sellers;

•	volume of transactions and price and selection of goods;

•	customer service; and

•	brand recognition.

With respect to our online competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website ease-of-use and accessibility;

•	system reliability;

•	reliability of delivery and payment;

•	level of service fees; and

•	quality of search tools.

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

PayPal

The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and off-line payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including American Express, Cardservice International, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource and Authorize.net (which have agreed to merge);

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, PayByTouch and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot (formerly known as Next Estate);

•	Amazon Payments, which acts as a credit processor and can be linked to a personal bank account;

•	Google Checkout, which enables the online payment of merchants using credit cards; and

•	BidPay, an online auction payment service owned by CyberSource.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to lesser licensing, anti-money laundering, and other regulatory requirements than PayPal. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout has extended its free payment processing promotion through the end of 2007. Promotions such as this may force PayPal to lower its prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.

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

Skype

The market for Skype’s products is also emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers, Internet companies, and cable providers offer, or have indicated that they plan to offer, VoIP products or services that compete with the software Skype provides. Microsoft recently announced the expansion of its Office communications suite to include VoIP. We expect competitors to continue to improve the performance of their current products and introduce new products, software, services, and technologies. If Skype’s competitors successfully introduce new products or enhance their existing products, this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company. In addition, some of Skype’s competitors, such as telecommunications carriers and cable television providers, are bundling services and products that Skype does not offer. These include various forms of wireless communications, voice and data services, Internet access, and cable television. This form of bundling may put Skype at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. Furthermore, competitors may choose to make their services interoperable with one another, rather than proprietary, which could increase the attractiveness of their services relative to Skype and decrease the value of Skype’s network of users.

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

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We must protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. For example, Skype is in the process of applying to register the Skype name as a trademark worldwide. In the EU, Skype’s application is being opposed. If these oppositions to Skype’s applications were to be successful, Skype’s ability to protect its brand against third-party infringers would be compromised. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2007 was as follows:

				Total Number of	Maximum Dollar
	Total Number of	Average		Shares Purchased as	Value that May Yet
	Shares	Price Paid		Part of Publicly	be Purchased Under
Period	Purchased(2)	per Share		Announced Programs	the Program(1)

July 1, 2007-July 31, 2007	2,016,075	$33.35		2,012,501	$1,590,602,071
August 1, 2007-August 31, 2007	12,773,502	$33.91		12,768,140	$1,157,634,966
September 1, 2007-September 30, 2007	584,880	$38.96	(3)	—	$1,157,634,966

	15,374,457			14,780,641

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized the expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. Under this program, as of September 30, 2007, we had repurchased in the aggregate approximately $2.8 billion of our common stock at an average price of $31.63 per share. As of September 30, 2007, $1.2 billion remained available for further purchases under this program.

(2)	Includes 3,574, 5,362 and 7,150 shares of stock repurchased from employees and shares of stock withheld from employees to satisfy tax obligations in July, August and September 2007 respectively. The shares of stock repurchased in September 2007 also includes 577,730 shares of stock returned to us as part of the settlement agreements that we entered into with substantially all of Skype’s former shareholders to settle certain claims related to our 2005 acquisition of Skype. We did not pay any monetary consideration for the return of such shares.

(3)	Represents the average of the recorded value of the shares of stock returned to us as a part of the settlement agreements noted above along with the price paid per share for other stock repurchased or withheld from employees.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

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

During the quarter ended September 30, 2007, there were no pre-approvals of any non-audit engagement work to be performed by PwC.

Item 6:	Exhibits

Exhibit 10.01	Amendment Agreement, dated as of August 2, 2007, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time.+
Exhibit 10.02	Form of Earn Out Settlement Agreement++
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007, and incorporated herein by reference.

++	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ Margaret C. Whitman
Margaret C. Whitman
President and Chief Executive Officer

Date: October 26, 2007

Principal Financial Officer:

By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: October 26, 2007

Principal Accounting Officer:

By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Vice President, Corporate Controller and Interim
Chief Accounting Officer

Date: October 26, 2007

INDEX TO EXHIBITS

Exhibit 10.01	Amendment Agreement, dated as of August 2, 2007, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time.+
Exhibit 10.02	Form of Earn Out Settlement Agreement++
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007, and incorporated herein by reference.

++	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007, and incorporated herein by reference.