Form 10-K
period 2007-12-31
EBAY INC
filed 2008-02-29
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34,609,300,000 based on the closing sale price as reported on The Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2008

Common Stock, $0.001 par value per share	1,327,947,115 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about June 19, 2008.

eBay Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2007

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors,” of this Annual Report on Form 10-K as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1:	BUSINESS

Overview

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com and its localized counterparts. When we refer to “PayPal,” we mean the online payments platform located at www.paypal.com and its localized counterparts. When we refer to “Skype,” we mean the Voice over Internet Protocol, or VoIP, offerings provided by our subsidiary Skype Technologies S.A.

Our purpose is to pioneer new communities around the world built on commerce, sustained by trust and inspired by opportunity. We provide online marketplaces for the sale of goods and services as well as other online commerce, or ecommerce, platforms, online payments services and online communications offerings to a diverse community of individuals and businesses.

We have three operating segments: Marketplaces, Payments and Communications. Our Marketplaces segment enables online commerce through a variety of platforms, including the traditional eBay.com platform and our other online platforms, such as our classifieds websites, as well as Half.com, Rent.com, Shopping.com and StubHub. The wide array of websites that comprise our Marketplaces segment brings together millions of buyers and sellers every day on a local, national and international basis. Our Payments segment, which consists of PayPal, enables individuals and businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP communications between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones.

Marketplaces

Our Marketplaces segment is comprised of online commerce platforms that enable a global community of buyers and sellers to interact and trade with one another. Our goal is to create, maintain and expand the functionality, safety, ease-of-use and reliability of our online commerce platforms while supporting the growth and success of our community of users.

Marketplaces Value Proposition

We seek to attract buyers and sellers to our community by offering:

Buyers	Sellers

• Selection	• Access to broad global markets
• Value	• Cost effective marketing and distribution
• Convenience	• Access to large buyer base
• Entertainment	• Good conversion rates

We believe our Marketplaces platforms make inefficient markets more efficient because:

•	Our global community of users can easily and inexpensively communicate, exchange information and complete transactions;

•	Our Marketplaces platforms include more than a hundred million items on any given day and make available to our users a wide variety and selection of goods; and

•	We bring buyers and sellers together for lower fees than traditional intermediaries.

We seek to create a global platform that enables individuals and businesses of all types and sizes to access broad markets. We have aggregated a significant number of buyers, sellers and items listed for sale, which, in turn, has resulted in a vibrant online commerce environment. Our sellers generally enjoy good conversion rates and our buyers enjoy an extensive selection of goods and services. Key components of our community philosophy are maintaining honest and open marketplaces and treating individual users with respect. We seek to maintain the satisfaction and loyalty of our buyers and sellers by offering a variety of community and support features, such as announcement and bulletin boards, customer support boards and personal pages, as well as other topical or category-specific information exchanges.

Markets of goods with broad buyer and seller bases, wide product ranges and moderate shipping costs have generally been successful on our Marketplaces platforms. Generally speaking, our Marketplaces platforms are more effective, relative to available alternatives, at addressing markets of scarce new goods, end-of-life products and used and vintage items. Our highest growth, however, has been in our fixed-price listing format, primarily for new in-season items.

Our historical success has resulted largely from the size of our community of active users. We had approximately 83 million active users at the end of 2007, compared to approximately 82 million at the end of 2006. We define an active user as any user who bid on, bought, or listed an item during the most recent 12-month period.

Marketplaces Platforms Overview

Our Marketplaces platforms seek to bring buyers and sellers together through fully automated and easy-to-use online websites that are available 24 hours a day, seven days a week, from any place in the world at any time. The platforms include software tools and services, some available at no charge and others for a fee, that allow buyers and sellers to trade with one another more easily and efficiently. The Marketplaces platforms consist of our core online commerce platform, eBay.com and its localized counterparts, and adjacent platforms consisting of our classifieds websites, as well as Half.com, Rent.com, Shopping.com and StubHub. Our Marketplaces platforms earn revenue from, as the case may be, listing, feature, subscription and final value fees paid by sellers, lead referral fees, transaction fees and advertising fees.

eBay.com Platform

Our Marketplaces core platform, eBay.com, includes our traditional auction-style format and fixed-price formats such as Buy-It-Now and eBay Stores. We offer the core platform on localized websites in 28 countries. In 2007, our auction-style listing format accounted for approximately 60% of our Gross Merchandise Volume, or GMV, which is the total value of all successfully closed items between users on our Marketplaces trading platform websites during the period, regardless of whether the buyer and seller actually consummated the transaction

(excluding Rent.com, Shopping.com and eBay’s classified websites), while the fixed-price listing format accounted for the remaining 40% of our 2007 GMV.

Auction-Style Listing Format

Our traditional auction-style format allows a seller to select a minimum price for opening bids, with the option to set a reserve price for the item, which is the minimum price at which the seller is willing to sell the item. A seller with appropriate feedback ratings can also sell in a “Multiple Item Auction” format, which allows a seller to sell multiple identical items to the highest bidders.

Fixed-Price Listing Format

Our fixed-price format allows buyers and sellers to accelerate the transaction process rather than waiting for the auction period to expire. Sellers with appropriate feedback ratings can choose to use the “Buy-It-Now” feature at the time an item is listed, which allows sellers to name a price at which they would be willing to sell the item to a buyer. Our Half.com subsidiary also provides a fixed-price, person-to-person online commerce platform that allows people to buy and sell new and previously owned books, movies, music and games at discounted prices.

In addition, eBay Stores enable sellers to exhibit all of their listings in one place on our eBay platform and to describe their respective businesses through customized pages. eBay Stores provides sellers with useful tools to build, manage, promote and track their businesses. “Store Inventory Format” listings allow sellers to list items for a minimum 30-day listing period at a lower insertion fee and higher final value fee than regular auction-style and fixed-price listings. As of December 31, 2007, there were over 532,000 online storefronts established by users in locations around the world.

Other Marketplaces Platforms and Services

Classifieds Websites

Our classifieds websites are available in hundreds of cities and regions around the world and are designed to help people meet, share ideas and trade on a local level. Our classifieds websites include Kijiji, Gumtree.com, LoQUo.com, OpusForum, Marktplaats.nl and mobile.de. In addition, we have a minority equity investment in craigslist, Inc., which operates the craigslist classifieds websites around the world. Our classified websites are monetized primarily through advertising.

Rent.com

Rent.com is a leading U.S. listing website in the rental housing industry. The website is designed to bring apartment seekers and apartment managers together in an efficient manner. Landlords pay a fee to Rent.com for renters who indicate that they have found their apartments through Rent.com.

Shopping.com

Shopping.com is a leading comparison shopping destination featuring products from thousands of merchants across the Internet. Shopping.com offers one of the largest product catalogs on the Internet — searchable by thousands of attributes — along with consumer product reviews through Epinions.com, which help users make informed buying decisions. Retailers pay a fee to Shopping.com for shoppers directed to their sites by Shopping.com.

StubHub

StubHub is a leading U.S. ticket marketplace, enabling fans to buy and sell tickets to a large selection of sporting, concert, theater and other live entertainment events. StubHub provides a marketplace dedicated solely to tickets and is designed to enable users to buy or sell their tickets in a secure, convenient and highly reliable environment. Buyers and sellers pay fees to StubHub when tickets are bought and sold.

Online Advertising and Other Services

We work with strategic partners in a variety of areas, such as online advertising, mailing and other services, that allow us to extend the monetization of our platforms and user base.

Key Services for Buyers and Sellers

We have developed a number of features on our platforms in the areas of Trust and Safety, Customer Support and Value-Added Tools and Services, as well as Loyalty Programs. These features are designed to make users more comfortable dealing with unknown trading partners and completing commercial transactions on the Internet.

Trust and Safety

Feedback Forum:  Our Feedback Forum encourages users to provide feedback ratings and comments on other users with whom they trade. Users’ profiles, which include these feedback ratings and comments, can be viewed by any of our other users. Every registered user has a feedback profile that may contain compliments, criticisms and/or other comments by users who have conducted business with that user. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match specific transactions with the user names of their trading partners. This information is recorded in a profile that includes a feedback rating for the user, with feedback sorted according to whether the feedback has been provided over the past month, six months or twelve months. Users who develop positive reputations have color-coded star symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. In addition to leaving an overall Feedback rating (positive, neutral or negative) for a seller, buyers also can leave anonymous Detailed Seller Ratings (“DSR”) that cannot be viewed by the seller in four areas: item as described, communication, shipping time and shipping and handling charges. The Feedback Forum has several automated features designed to detect and prevent certain forms of abuse, such as a user leaving positive feedback about himself or herself through multiple accounts. We recently announced updates to our feedback system, including removing the ability of sellers to leave negative feedback for buyers and providing sellers with additional tools designed to avoid negative feedback.

SafeHarbor Program:  We also offer the SafeHarbor program, which provides guidelines for trading and user dispute resolution. Our SafeHarbor staff investigates users’ complaints of possible misuse of eBay platforms and takes appropriate action, including issuing warnings to users, ending and removing listings, or suspending users from bidding on or listing items for sale.

Verified Rights Owner (VeRO) Program:  The VeRO Program lets intellectual property rights owners request the removal of listings that offer items or contain materials that infringe on their rights. This helps to protect community members from purchasing items that may be counterfeit or otherwise unauthorized.

Customer Support

We devote significant resources to providing personalized, accurate and timely support services to our community of users. Buyers and sellers can contact us through a variety of means, including email, online text chat and, in certain circumstances, telephone. We continue to focus our resources on improving our accessibility, increasing our capacity, expanding our category-specific support, extending our online self-help features and improving our systems and processes to allow us to provide efficient and effective support. In addition, top eBay sellers who qualify for our PowerSeller program receive prioritized customer support.

Value-Added Tools and Services

eBay users have access to a variety of “pre-trade” and “post-trade” tools and services to enhance their user experience and to make trading faster, easier and safer for them. “Pre-trade” tools and services are intended to simplify the listing process. “Post-trade” tools and services are designed to make transactions easier and more convenient to complete.

These tools and services include:

•	Turbo Lister, eBay Blackthorne, ProStores, Selling Manager and Selling Manager Pro, each of which helps to automate the selling process;

•	Picture Services, which enables sellers to include pictures in their listings;

•	Shipping Calculator, which makes it easier for buyers and sellers to calculate shipping costs;

•	Shipping Labels, which allows sellers to print certain postage and UPS labels;

•	Shipment Tracking, which enables sellers to track their shipped packages;

•	eBay Toolbar, which helps eBay users stay connected with eBay wherever they are on the Internet;

•	eBay Desktop, which helps eBay users stay connected with eBay from their desktop computer;

•	eBay Countdown, which helps eBay users bid and buy from anywhere on the Internet;

•	eBay Sales Reports and eBay Sales Reports Plus, which provide sales and fee information to sellers;

•	eBay Marketplace Research, which enables sellers to analyze sales in categories across the site;

•	Reviews and Guides, which assists shoppers in making more informed choices;

•	eBay Neighborhoods, which assists users in connecting around items in which they have a mutual interest;

•	eBay To Go, which allows users to embed item listings in their own Internet websites;

•	Best of eBay, where eBay users can vote for their favorite items;

•	PayPal, which facilitates the online exchange of funds; and

•	Skype, which enables VoIP communications between buyers and sellers.

We currently provide these services directly or through contractual arrangements with third parties.

PowerSeller program:  PowerSellers are eBay’s top sellers who have consistently sustained a high volume of monthly sales and who have a high level of positive feedback. Members of the PowerSeller program get a range of special benefits, including pricing discounts, prioritized customer support, promotional offers, eBay promotional merchandise, advanced selling education, opportunities to participate in research and other special rewards. The PowerSeller program is free of charge and a special PowerSeller icon is located next to the seller’s user name if the seller qualifies for the program. In January 2008, we announced that we would raise the standards for sellers to qualify for our PowerSeller program and would provide additional benefits, such as pricing discounts for qualified PowerSellers with high DSR ratings.

Top buyer program:  Our top buyers benefit from having a special phone number to call if they have an unsatisfactory user experience in connection with a transaction on our websites, and we recently announced that we would also offer special coupon initiatives to top buyers.

Marketplaces Growth Strategy

We intend to continue to work toward our mission of creating the world’s leading ecommerce franchise by investing in our core Marketplaces segment and continuing to build our adjacent Marketplaces businesses.

We intend to continue to enhance our core Marketplaces segment by reinvesting in our customers, improving the buyer experience and seller economics by enhancing our products and services, improving Trust and Safety and customer support, extending our product offerings into new formats, categories and geographies, and experimenting with various pricing and buyer retention strategies. We have made significant efforts to improve the user experience over the course of 2007, including improvements to the eBay.com homepage, the site’s search functionality, the ease with which sellers can list items, visual search, and the expansion of our customer support infrastructure. We have begun tailoring the features of our business model to the needs of specific categories, such as motors, to help drive revenue, as we recognize that a single user experience may not be optimal for all products. Furthermore, we are invested heavily in promotions through marketing campaigns in the U.S. and pricing promotions on our site to drive traffic and continue the growth in GMV. We believe that these measures will improve the number of items sold on our site and, in turn, lead to higher GMV.

Another element of our growth strategy is to build adjacent Marketplaces businesses, such as our classified platforms and StubHub, which offer new formats and new monetization models, as well as opportunities for growth beyond our core businesses. We plan to continue to grow our adjacent Marketplaces businesses, including our classifieds websites, Half.com, Rent.com, and Shopping.com. In addition, we intend to expand our monetization models through advertising partnerships.

Payments

Our global payments platform, PayPal, enables any individual or business with an email address to securely, easily and quickly send and receive payments online in over 190 markets worldwide. We believe our global payments platform makes online commerce more efficient compared to traditional payment alternatives such as checks, money orders and credit cards via merchant accounts. These traditional payment alternatives present various obstacles to the online commerce experience, including lengthy processing time, inconvenience and high costs. PayPal delivers a product well-suited for online merchants and individuals by allowing them to send and receive online payments securely, conveniently and cost-effectively. The PayPal network builds on the existing financial infrastructure of bank accounts and credit cards to create a global, real-time payment solution.

PayPal Value Proposition

Providing a more efficient and effective payment alternative for users is essential to creating a faster, easier and safer online commerce experience. Our PayPal online payments solution allows account holders, as well as users of other online businesses, to pay for their transactions securely, easily and quickly.

Buyer Value Proposition

PayPal enables buyers to pay merchants without sharing sensitive financial information. To make payments, buyers need to disclose only their email addresses to recipients. Many buyers wary of disclosing financial information online find this level of personal privacy attractive. Buyers also benefit from PayPal’s Buyer Protection Program, which reimburses buyers using PayPal with respect to certain qualified purchases made on eBay.com.

Seller Value Proposition

PayPal offers online merchants an all-in-one payment processing solution that is less expensive than most merchant accounts, offers industry-leading fraud prevention, and enables merchants to conduct business with approximately 57 million PayPal registered active accounts in over 190 markets. PayPal also offers merchants the ability to maintain a direct relationship with their customers.

A merchant can generally open a PayPal account and begin accepting credit card payments within a few minutes. Most merchants are approved instantly for a PayPal account, and do not need to provide a personal guaranty, acquire any specialized hardware, prepare an application, contact a payment gateway or encrypt customer data. Furthermore, PayPal charges lower transaction fees than most merchant accounts, and charges no setup fees and few or no recurring monthly fees.

The account-based nature of PayPal’s network helps us to detect and prevent fraud when funds enter, flow through, and exit the PayPal network. Sellers can also reduce the risk of transaction losses resulting from unauthorized credit card use and fraudulent chargebacks if they comply with PayPal’s Seller Protection Policy.

PayPal Overview

Joining the Network

PayPal offers three types of accounts:  Personal, Business and Premier. A new account holder typically opens an account to send money for an eBay purchase or a purchase on another website, a payment for services rendered, or a payment to an individual in lieu of cash. Allowing new account holders to join the network when they make or receive payments encourages PayPal’s natural, user-driven growth. PayPal’s account sign-up process asks each new account holder to provide PayPal his or her name, street address, phone number and email address. The account holder’s email address serves as the unique account identifier. PayPal also offers certain customers who sell on their own websites the ability to accept credit card payments from buyers without requiring the buyer to open a PayPal account.

Payment Transaction Overview

Buyers make payments at the PayPal website (including for items listed on eBay.com by sellers that accept PayPal as a payment method), at other online businesses or platforms where the seller has integrated PayPal’s Instant Purchase feature, or at the websites of merchants that have integrated PayPal’s Website Payments feature. To make a payment at PayPal’s website, a buyer logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through Instant Purchase or Website Payments, a buyer selects an item for purchase, confirms the payment information and enters his or her email address and password to authorize the payment. The buyer chooses whether PayPal debits the money from the buyer’s PayPal balance, credit card, or bank account and the payment is then credited to the recipient’s PayPal balance. In the case of an eCheck payment, the transaction is held until the funds have cleared the sender’s bank, which typically takes three to five business days. In turn, the recipient can make payments to others or withdraw his or her funds at any time via check (in the U.S.), electronic funds transfer, or a PayPal-branded debit card (which is only available to U.S. users).

PayPal earns revenues in several ways. First, PayPal earns transaction fees when a Business or Premier account receives a payment. Second, PayPal earns a foreign exchange fee when an account holder converts a balance from one currency to another. Third, PayPal earns fees from merchants who utilize PayPal’s online payment processing services. Fourth, PayPal earns fees when a user receives payments from outside the U.S. Fifth, PayPal may earn fees when a user withdraws money to a non-U.S. bank account, depending on the amount of the withdrawal. Sixth, PayPal earns a return on certain customer balances. Finally, PayPal may earn ancillary revenues from a suite of financial products, described below.

PayPal incurs funding costs on payments at varying levels based on the source of the payment. Costs associated with credit card and debit card funded payments are significantly higher than bank account or balance-funded payments. U.S. account holders who choose to maintain PayPal balances in U.S. dollars have the ability to sweep balances into the PayPal Money Market Fund. This Money Market Fund, which is invested in a portfolio managed by Barclays Global Fund Advisors, bore a current compound annual yield of 3.62% as of February 14, 2008.

Verification of Account Holders

To fund payments from their bank accounts in the United States, account holders must first become verified by PayPal. The primary method for verification is our Random Deposit technique. Under this technique, PayPal makes two deposits ranging from 1 cent to 99 cents to the account holder’s bank account. To verify ownership of the account, the account holder then enters the two amounts as a four-digit code at the PayPal website. In addition to allowing funding through bank accounts, verification also removes some spending limits on account holders’ accounts and gives them reputational advantages when transacting with other members of the PayPal community.

Withdrawing Money

Each account holder in the U.S. and in 34 other countries may withdraw money from his or her PayPal account through an electronic fund transfer to his or her bank account or, in the U.S., by a mailed check from PayPal. Automated Clearing House, or ACH, withdrawals may take three to five business days to arrive in the account holder’s bank account, depending on the bank. Anyone who can receive funds can make withdrawals to a U.S. bank account. Mailed checks may take one to two weeks to arrive, and PayPal charges $1.50 per check. Qualifying PayPal business users in the U.S. can receive a PayPal ATM/debit card, which provides these users with instant access to their PayPal account balances. ATM/debit cardholders can withdraw cash, for a $1.00 fee per transaction, from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard.

PayPal’s Trust and Safety Programs

We have developed a number of PayPal trust and safety programs, including PayPal’s Seller Protection and Buyer Protection Programs. These programs provide additional protection to certain account holders who pay or receive payment for their transactions through PayPal on eBay. PayPal’s Seller Protection Program covers sellers for up to $5,000 per year on certain reversed transactions. PayPal’s Buyer Protection Program covers qualified purchases on eBay.com for up to $2,000 coverage at no cost (with different terms for transactions denominated in non-U.S. currencies). In addition, our Fraud Investigation Team focuses on identifying and preventing fraud before it occurs, detecting fraud in process, mitigating loss if fraud does occur and delivering information to law enforcement around the world to better combat online fraud.

PayPal Growth Strategy

We seek to become the online payment network of choice around the world through our focus on simplifying the customer experience, striving to be the most secure method of payment on the Internet, enhancing the product offering for our merchants and utilizing multiple sales channels. To establish PayPal as the global standard in online payments, we intend to continue focusing on increased user adoption of PayPal on our Marketplaces platforms, and continued expansion of PayPal’s Merchant Services business and our financial products business.

Marketplaces

PayPal’s services are integrated into the checkout flow of the eBay.com platform in our key markets, including the U.S., Germany, the U.K. and Canada. In 2007, eBay.com generated more than $59 billion in GMV. PayPal, in turn, generated approximately $28 billion of net Total Payment Volume from eBay.com transactions, which represented approximately 58% of PayPal’s net Total Payment Volume during 2007. Net Total Payment Volume is the total dollar volume of payments, net of payment reversals, successfully completed through the PayPal system, excluding PayPal’s payment gateway business.

We intend to increase PayPal’s penetration of GMV on the eBay.com platform globally by continuing to integrate with eBay listings and new formats, including our adjacent Marketplaces businesses, focusing on buyer protection programs and adding product features and innovations important to the Marketplaces community. We believe that our expansion into an increased number of international markets and currencies will continue to make cross-border transactions easier and more efficient, benefiting both our Marketplaces and Payments segments.

Merchant Services

Our Merchant Services business offers a differentiated product solution for each merchant category, while providing a cost-effective and secure payment solution across all categories. In 2007, PayPal expanded its presence to ecommerce websites such as Southwest Airlines, BlueNile.com, Lindt Chocolatier, Toys R Us and Barnes & Noble. We intend to continue to market our global payments solution to spur our growth as a payment solution off of eBay.com for sole proprietors and small, medium and large businesses.

We also intend to grow our Merchant Services business by enhancing our product offering and leveraging our multiple sales channels to expand our network of merchants globally.

Financial Products

We will continue to identify transactions and markets not served adequately by existing payment systems and seek to develop product features that improve upon those legacy systems. In addition, we intend to expand the breadth of products and services available to our account holders and have begun offering financial products such as the following:

•	PayPal Buyer Credit, a personal credit account issued by GE Money Bank, which allows users to buy now and pay later for their PayPal purchases;

•	PayPal ATM/Debit Card, which enables business users to withdraw funds from their PayPal accounts at ATMs, pay for offline purchases with funds from their PayPal account, and qualify to receive cash back;

•	PayPal Plus Credit Card and eBay MasterCard issued by GE Money Bank, which allow users to earn rewards on purchases made offline or using PayPal. We also offer a PayPal Credit Card to UK users through GE Money;

•	PayPal Plug In, which allows users to use their PayPal account to make payments on the Internet everywhere that MasterCard is accepted (including websites that do not accept PayPal);

•	PayPal Pay Later, which is a personal transactional credit account issued by GE Money Bank that allows users to finance PayPal purchases; and

•	PayPal Money Market Fund, which allows participants to earn a yield on the funds in their PayPal account.

Communications

We added the Communications segment through our acquisition of Skype in October 2005. Founded in August 2003, Skype is a leading global Internet communications company and is headquartered in Luxembourg, with offices in Europe, the U.S. and Asia.

Skype Value Proposition

Skype seeks to set the standard in providing new and easy ways to stay in touch over the Internet. Our vision is to enable our users to communicate freely at home, at work and on the move. Skype offers a simple, convenient, and cost-effective way for people anywhere in the world to communicate from their computers over the Internet to other computers, landlines and mobile phones.

Skype Overview

Millions of people everyday make free Skype-to-Skype voice and video calls and send instant messages using Skype. Skype users pay a low per-minute fee for long-distance and international calls to landlines and mobile phones, and pay fees for other features such as SMS (text messaging), voicemail and call forwarding. Skype users can also purchase a variety of subscription plans that provide an unlimited number of calls.

Highlights of Skype’s activities in 2007 included: Skype’s launch of the 3 Skypephone in partnership with mobile operator 3; an agreement with Wal-Mart to sell Skype-certified hardware devices and prepaid cards with Skype credit throughout Wal-Mart stores in the U.S.; a global partnership between Skype and MySpace to bring Internet voice communications to MySpace users; and the introduction of Skype Send Money, which allows users to send/receive money using PayPal through the Skype client. We continue to make improvements to the Skype product, and late in 2007, we launched Skype 3.6, which provides High Quality Video calling through a collaboration with Logitech.

User Base

Skype software has been downloaded more than half a billion times and is available in over 34 languages. As of December 31, 2007, Skype had over 276 million registered users and was used in almost every country around the world.

Skype software is designed to be extremely secure, sustainable and scalable. At peak times, there are over 11 million concurrent users and over 180,000 simultaneous calls.

Ecosystem

Skype has a large and expanding ecosystem that includes nearly 6,000 developers and over 50 partners. As of December 31, 2007, there were more than 190 Skype Certified hardware products.

Skype Growth Strategy

To expand upon Skype’s position as a leading global Internet communications company, we will continue to focus on acquiring new users and converting users to premium offerings, while further developing two broad areas of Skype’s business: existing telephony products and new ecommerce opportunities. Part of our strategy to acquire new users is to achieve a desktop presence. In order to do this, we have partnered with certain computer manufacturers to include Skype software in their new computers.

Existing Internet Communications (VoIP) Products

Our strategy for driving growth from existing Internet communications (VoIP) products relies on acquiring new users and developing better products and innovative new features. In 2007, we launched a new global pricing structure that gives users an easy-to-understand all-in-one Skype package. This package offers a simple, convenient and cost-effective way for consumers worldwide to call landlines and mobile phones over the Internet.

To continue growing the number of Skype users and improving the Skype experience, we will continue to work with our partners to develop and introduce new Skype Certified devices, including telephones and accessories, many of which eliminate the need for a computer to make Skype calls over the Internet. In 2007, Skype and 3, a mobile phone operator, launched a 3G Internet phone that allows users to make free Skype-to-Skype calls and send free Skype instant messages with the push of a button from their mobile phone to other Skype users no matter where they are.

In addition to working with our partners, we will continue to make Skype Certified products available directly to our users through Skype’s Internet store as well as through other retail channels.

New Ecommerce Opportunities

We plan on expanding Skype’s presence within our existing businesses because communication via email — the traditional way for buyers and sellers to communicate — can be a source of friction in the online shopping experience, due primarily to delays in response time. Skype enables us to create new channels for ecommerce activity that help to streamline the online shopping experience. Communication via Skype allows buyers and sellers to benefit from being able to communicate directly with each other in an instantaneous and private environment. Skype also offers Skype Prime, which creates a marketplace for users to share their knowledge, talent, skills and services with other users.

Other Items

Employees

As of December 31, 2007, eBay Inc. and its subsidiaries employed approximately 15,500 people (including temporary employees), approximately 9,500 of whom were located in the U.S.

Competition

We encounter vigorous competition in our businesses from numerous sources. Our users can find, buy, sell and pay for similar items through a variety of competing channels. These include, but are not limited to, online and offline retailers, distributors, liquidators, import and export companies, online and offline auctioneers, catalog and mail-order companies, classifieds, directories, search engines, products of search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), online and offline shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online and offline channels for those new offerings. We also compete on the basis of price, product selection, and services. Our growth rates in our most mature markets have significantly slowed and we are losing market share in some segments. For our Payments segment, our users may choose to pay through a variety of alternative means, including other online payment services, offline payment methods such as cash, check or money order, and traditional online or offline credit card merchant accounts. For our Communications segment, our users may choose to use their local telephone companies, cable providers and other VoIP providers. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a materially adverse effect on our business, financial position, operating results and cash flows and reduce the trading price of our stock. We believe that we will be able to maintain profitability by preserving and expanding the abundance and diversity of our users’ online community and enhancing our user experience, but we may not be able to continue to manage our operating expenses to avoid or reduce a decline in our consolidated net income. For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the caption “Our industry is intensely competitive, and other companies or governmental agencies may allege that our behavior is anti-competitive.”

Seasonality

Our fourth quarter has historically been our strongest quarter of sequential revenue growth. We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns as our businesses continue to mature. Please see the information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Seasonality.”

Technology

Marketplaces and Payments

Our Marketplaces and Payments platforms utilize a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, customer tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We are continually improving our technology to enhance the customer experience and to increase efficiency, scalability and security. For information regarding technology related risks, see the information in “Item 1A: Risk Factors” under the captions “Our failure to manage growth could harm our business,” and “System failures could harm our business.”

Communications

Skype’s VoIP communication and other services are delivered through a peer-to-peer network architecture, in which users joining the network provide a significant portion of the technology resources (for example, computer bandwidth and hardware) that enable Skype’s services. To access Skype’s services, users download Skype software over the Internet. Skype utilizes a combination of proprietary technologies and services as well as technologies and services provided by others to design, develop and support its products. For more information regarding Skype’s technology risks, see the information in “Item 1A: Risk Factors” under the caption “Skype depends on key technology that is licensed from third parties.”

Intellectual Property

We regard the protection of our intellectual property as critical to our success. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We aggressively protect our intellectual property rights by relying on federal, state and common law rights, as well as a variety of administrative procedures. We actively pursue the registration of our trademarks, copyrights, patents and domain names in the U.S. and international jurisdictions. The expansion of our business has required us to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive, may require litigation, and may not be successful in every location. We have registered our core brands as trademarks and domain names in the U.S. and a large number of other jurisdictions and have in place an active program to continue to secure trademarks and domain names that correspond to our brands in markets of interest. If we are unable to secure our trademarks or domain names, we could be adversely affected in any jurisdiction in which our trademarks or domain names are not registered.

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

Available Information

Our Internet address is www.ebay.com. Our investor relations website is located at http://investor.ebay.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	our ability to increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers, in our most mature geographies, especially the U.S., Germany and the U.K.;

•	the volume, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the effect of recently announced changes to our pricing, products and policies, including our buyer/seller feedback features;

•	the effect of recently announced management changes;

•	general economic conditions, including higher inflation, the possibility of a recession in the U.S. and interest rate fluctuations, as well as those economic conditions specific to the Internet and ecommerce industries;

•	regulatory and legal actions imposing obligations on our businesses or our users;

•	new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	our ability to manage PayPal’s transaction loss rate and payment funding mix;

•	the costs and results of litigation that involves us;

•	our ability to successfully integrate and manage businesses that we acquire;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations and banks;

•	our ability to expand PayPal’s product offerings outside of the U.S. (including our ability to obtain any necessary regulatory approvals);

•	our ability to increase the acceptance of PayPal by online merchants outside of our Marketplaces platforms, which may require long implementation cycles and incentives to merchants that are initially dilutive;

•	our ability to integrate, manage, and profitably expand and more effectively monetize the Skype business;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, phishing, viruses, spyware, and other dangers of the Internet; and

•	geopolitical events such as war, threat of war, or terrorist actions.

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

We may not maintain our level of profitability or rates of growth.

We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active and reactivate former users on our websites and services, and increase the activity levels of our active users;

•	react to changes in consumer use of the Internet and changing customer demands, and develop new services as well as new sources of revenues from our existing services;

•	manage the costs of our business, including the costs associated with our workforce and with maintaining and enhancing our websites, customer support, transaction loss rate, user protection programs, product development and international expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	cost effectively increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading, communication, and payment experiences.

We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. Growth rates in our most established markets, such as the U.S., Germany and the U.K., have continued to decline. Despite our efforts to stem these declines, growth rates in these and other markets may continue to decline and may become negative. As our penetration in established markets grows, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our sites for growth. In addition, our Marketplaces business is facing increased competitive pressure. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price, new in-season items, our business will suffer.

In January 2008, we announced significant changes to our Marketplaces business in three major areas: fee structure, seller incentives and standards, and feedback, as discussed above under “Item 1 — Business”. These changes have been controversial with many of our sellers. If these changes cause sellers to move their business away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

In addition, because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal’s growth rate. The growth in Skype’s user activity has slowed somewhat as Skype has increased its focus on monetization of users. The expected future growth of our PayPal, Skype, StubHub, Shopping.com, and other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies. Net revenues in the fiscal year ended December 31, 2007 were positively impacted by foreign currency translation of $276 million, compared to the prior fiscal year. Operating income for the fiscal year ended December 31, 2007 was positively impacted by foreign currency translation of $146 million, compared to the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, and Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies.

In addition, we face exposure to fluctuations in interest rates. For example, reductions in U.S. interest rates may reduce our investment income, which in turn would lower our net interest income.

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

Content owners and other intellectual property rights owners may also seek to bring legal action against entities that are peripherally involved in the sale of infringing items, such as payment companies. To the extent that intellectual property rights owners bring legal action against PayPal based upon the use of PayPal’s payment services in a transaction involving the sale of infringing items, including on our websites, our business could be harmed.

Litigation and negative publicity has increased as our websites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards, injunctive relief, or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these ongoing suits are described under the heading “Item 3: Legal Proceedings,” below. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications segments. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

Use of our services for illegal purposes could harm our business.

The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. Certain goods, such as weapons, adult material, tobacco products, alcohol, and other goods that may be subject to regulation have been listed and traded on our services. We may be unable to prevent our users from selling unlawful goods or services or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that website. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to keep prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. Although we have prohibited the listing of certain items and implemented other protective measures, in the future, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity could damage our reputation and diminish the value of our brand names. It also could make users reluctant to use our services.

PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other intellectual property, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, including PayPal’s ability to fine users in certain jurisdictions up to $500 or take legal action to recover its losses for certain violations of PayPal’s acceptable use policy, including online gambling and illegal sales of prescription medications. Illegal activities could still be funded using PayPal.

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

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for content posted in the Feedback Forum. Several court decisions have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our sites. Our liability for such claims may be higher in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

Government inquiries may lead to charges or penalties.

A large number of transactions occur on our websites. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. In Germany, the German Federal Supreme Court has ruled that we may owe duties, under certain circumstances, to content owners and competitors relating to taking reasonable steps to prevent the listing of illegal, counterfeit, and pirated items. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.

PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud.

PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease, in which case our business would further suffer. PayPal was assessed substantial fines for excess chargebacks in 2001, and excessive chargebacks may arise in the future. PayPal has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

PayPal offers a buyer protection program for transactions on eBay.com that refunds up to $2,000 to buyers who used PayPal in transactions with selected sellers if the buyer did not receive the goods they purchased or if the goods differed significantly from what was described by the seller and up to $200 in most other eBay transactions. PayPal has expanded this program to many eBay international marketplaces, in most cases with lower reimbursement amounts. If PayPal makes such a refund, it may seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate. For the full years ended December 31, 2006 and December 31, 2007, PayPal’s transaction loss (including both direct losses and buyer protection payouts) totaled $126.4 million and $139.3 million, representing 0.35% and 0.29% of PayPal’s net Total Payment Volume, respectively.

eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously in order to harm either the seller or eBay. In some European jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period.

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

Any factors which reduce cross-border trade could harm our business

Cross-border transactions using our websites generally provide higher gross margins than similar transactions that take place within a single country due to higher transaction fees we earn for those transactions. To the extent that any factors, including fluctuations in exchange rates or the application of specific national laws to users in other countries, result in a net reduction in cross-border trade, our business could suffer.

Our business is subject to online security risks, including security breaches and identity theft.

To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not detect or prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites including, recently, our Korean subsidiary, have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business, and could result in a violation of applicable privacy and other laws. In addition, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Under credit card rules and our contract with our card processors, if there is a breach of credit card information that we store, or that is stored by PayPal’s direct credit card processing customers, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using credit cards to fund their payments or pay their fees. If we were unable to accept credit cards, our business would be seriously damaged.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach that results in the release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by eBay, PayPal, Skype, or a user of one of those businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brand, discourage use of our websites, and increase our costs.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We are subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. In many cases, these laws apply not only to third-party transactions but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries, and other parties with which we have commercial relations. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, as noted above, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Our revenue from advertising is subject to factors beyond our control.

We derive an increasing portion of our revenues from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. If we experience a reduction in our advertising revenues due to economic, competitive or other factors, including if we are unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require an increased focus on active marketing efforts across all of our brands. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2004, we have significantly increased the number of brands we are supporting, adding Rent.com, Shopping.com, Kijiji, StubHub, and Skype, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently-changing rules that govern their pricing, availability and placement of online advertisement (e.g., paid search, keywords), and changes to these rules could negatively affect our use of online advertising to promote our brands. If we do attract new users to our services, they may not conduct transactions using our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as our acquisition of StubHub, an online ticket marketplace, in February 2007, regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or with respect the sale of certain items, such as real estate, event tickets, cultural goods, boats, and automobiles.

Our success and increased visibility has driven some existing businesses that perceive our business model to be a threat to their business to raise concerns about our business models to policymakers and regulators, particularly in the U.S. and Europe. These established businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. In particular, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, stolen goods, copyrights, trademarks and other intellectual property rights, and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Success in changing the legal or regulatory regimes in a manner that would increase our liability for third party listings could negatively impact our business.

Over the last few years some large retailers and their trade associations have sought legislation in numerous states and the U.S. Congress that would make eBay liable for the sale of stolen property or would ban certain categories of goods from sale on our platform, including gift cards and health and beauty products. No such legislation has passed. Nonetheless, the proponents continue to seek passage of such legislation, and if any of these laws are adopted it could harm our business.

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The agency alleges that sales on our French website constitute illegal auctions which cannot be performed without their consent. This and other regulatory and licensure claims could result in costly litigation or could require us to change the way we or our users do business in ways that increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

A number of the lawsuits against us relating to trademark issues seek to have our websites subject to unfavorable local laws. For example, “trademark exhaustion” principles provide trademark owners with certain rights to control the sale of a branded product until it has been placed on the market by the trademark holder or with the holder’s consent. The application of “trademark exhaustion” principles is largely unsettled outside of the EU, and if trademark owners are able to force us to prohibit listings of certain items in one or more locations, our business could be harmed.

As we expand and localize our international activities, we become obligated to comply with the laws of the countries in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission, or electronic funds transfers, it could be subject to liability and forced to change its business practices.

Nearly all U.S. states and territories have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 41 of these jurisdictions and interpretations in six states that licensing is not required under their existing statutes, and is applying for licenses in two additional states. The remaining U.S states and territories do not currently regulate money transmitters. As a licensed money transmitter, Paypal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. In July 2005, PayPal entered into a settlement agreement and agreed to pay $225,000 to the California Department of Financial Institutions in connection with alleged violations of the California Financial Code relating to the use of a receipt form for international payments that had not been pre-approved by the Department, and incomplete reporting to the Department. If PayPal were found to be in violation of other money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal.

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and reimburse consumers for losses above $50 from transactions not authorized by the consumer. PayPal currently voluntarily reimburses consumers for all financial losses from transactions not authorized by the consumer, not just losses above $50. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 1.96 million transactions per day during the year ended December 31, 2007, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

PayPal is subject to regulation as a bank in Luxembourg, and its status under banking or financial services laws or other laws in markets outside the U.S. is unclear.

PayPal currently allows its customers with credit cards to send payments from 190 markets, and allows its customers to receive payments in 65 of those markets (including the U.S.). Customers can only withdraw funds electronically to local bank accounts in 35 of these 65 markets. In 26 of these 65 markets customers can withdraw funds electronically to their credit or debit card. In two of these 65 markets customers can only withdraw funds locally by receiving a bank draft in the mail, and in another two of these 65 markets, customers cannot withdraw locally and can only withdraw funds if they have a U.S. bank account. These limitations affect PayPal’s ability to grow in these markets. PayPal also offers customers the ability to send or receive payments denominated in

17 currencies. Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union. Previously, PayPal delivered services in the EU through a subsidiary in the United Kingdom licensed to operate as an Electronic Money Institution. As of July 2007, PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA., a wholly-owned subsidiary of PayPal that is licensed as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal does not have experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law. The regulators in these countries could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business.

In markets other than the U.S., EU, Australia and China, PayPal serves its customers through PayPal Singapore Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to local law or, if it is subject to local law, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in those countries, future localization or targeted marketing of PayPal’s service in those countries could require licensure. PayPal could be required to obtain licenses or regulatory approvals that could impose a substantial cost on it and involve considerable delay to the provision or development of its product. Delay or failure to receive such a license would require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing services to customers in one or more countries. PayPal may also be subject to other laws and regulations of one or more countries in which it serves its customers, such as data protection and anti-money laundering laws, which vary from country to country and are subject to change. In some cases, these laws may require expensive changes to PayPal’s current business practices. If PayPal were found to be subject to and in violation of any foreign laws or regulations, it could be subject to liability, forced to change its business practices or forced to suspend providing services to customers in one or more countries.

In addition, if PayPal were to seek to expand the financial products that it offers outside of the U.S., either alone, through a commercial alliance, or through an acquisition, PayPal could become subject to additional licensure requirements, additional laws and regulations, or increased regulatory scrutiny, which could impose substantial costs and delay the introduction of any new products.

Changes to credit card networks or bank fees, rules, or practices could harm PayPal’s business.

PayPal does not belong to or directly access credit card networks, such as Visa and MasterCard. As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. These increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of any rule violations by PayPal or PayPal’s customers. The credit card associations set and interpret the credit card rules. Credit card networks could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

PayPal is required to comply with credit card networks special operating rules for Internet payment services. PayPal and its credit card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the credit card networks’ discretion. PayPal also could be subject to fines from credit card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with credit card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its credit card processor relating to PayPal’s failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards or changes in PayPal’s process for registering new customers, which would seriously damage PayPal’s business.

Changes in PayPal’s funding mix could adversely affect PayPal’s results.

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal’s newer offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. This settlement was rejected by the court. Although PayPal did not admit any liability for any of the allegations in the two cases, changes to our disclosure practices could result in increased use of credit card funding, which would harm PayPal’s business.

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

We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours, and our PayPal website has suffered intermittent unavailability for periods as long as five days. In August 2007, Skype experienced an interruption during which the majority of Skype’s users were unable to use its products for approximately two days. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial entity, frequent or persistent site interruptions could lead to fines, penalties, or mandatory changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

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

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 48% and 51%, respectively, of our net revenues in fiscal year 2006 and fiscal 2007. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

As we continue to expand internationally, including through the expansion of PayPal, Skype, Shopping.com, and our classified businesses, we are increasingly subject to risks of doing business internationally, including the following:

•	strong local competitors;

•	regulatory requirements, including regulation of Internet services, communications, auctioneering, professional selling, distance selling, data protection, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between eBay and our affiliates;

•	greater liability or legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, conflicting court decisions and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions; and

•	differing intellectual property laws.

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable, repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under “We are exposed to fluctuations in currency exchange rates and interest rates,” above.

In addition, we conduct certain functions, including product development, customer support and other operations, in regions outside the U.S., particularly in India and China. We are subject to both U.S. and local laws and regulations applicable to our offshore activities, and any factors which reduce the anticipated benefits, including cost efficiencies and productivity improvements, associated with providing these functions outside of the U.S. could adversely affect our business.

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

We maintain a portion of Shopping.com’s research and development facilities and personnel in Israel, and in January 2008 we acquired Fraud Sciences Ltd., an Israeli company. As a result, political, economic and military conditions in Israel affect those operations. The future of peace efforts between Israel and its neighboring countries remains uncertain. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring states could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of our employees in Israel could be required to serve in the military for extended periods of time under emergency circumstances. Our Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect our business.

Acquisitions and joint ventures could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, Fraud Sciences Ltd. and StumbleUpon. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the large number and size and varying scope of our recent acquisitions;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;

•	the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

•	in some cases, the need to transition operations, users, and customers onto our existing platforms; and

•	liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. For example, in connection with the Skype transaction, we recorded a goodwill impairment charge of approximately $1.4 billion in our financial statements during 2007. Future acquisitions or mergers may result in a need to issue additional equity securities, spend our cash, or incur debt, liabilities, amortization expenses related to intangible assets or write-offs of goodwill, any of which could reduce our profitability and harm our business.

In addition, we have made investments in certain joint ventures in which we have a minority equity interest, and lack management and operational control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. The application of existing or future laws could have adverse effects on our business.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services or communications through the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce was extended through November 2014 through legislation enacted in October 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions. If the moratorium were to expire there could be an adverse effect on our business.

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

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection or reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. One or more jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.

We pay input VAT on applicable taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim input VAT from the various countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business.

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

The current regulatory environment for VoIP is uncertain and rapidly changing. Skype’s voice communications products are currently subject to few, if any, of the same regulations that apply to traditional telephony and VoIP-based telephone replacement services. VoIP companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. Regulatory agencies may require Skype to conform to rules that are difficult or impossible for it to comply with due to the nature of its communications technologies, which could adversely affect its business. For example, while suitable alternatives may be developed in the future, Skype is currently unable to identify the exact geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to-

computer communications, either of which may make complying with future regulatory requirements, such as emergency service requirements, difficult or impossible.

Governments may impose new or increased fees, taxes, and administrative burdens on VoIP companies, or Skype may change its product offerings in a manner that makes it become subject to telecommunications regulations. Increased fees could include access and other charges payable to local exchange carriers to carry and terminate traffic, contributions to federal or state Universal Service Funds in the United States and elsewhere, and other charges. In addition, such fees may be assessed by governments retroactively or prospectively. Skype may be required to meet various emergency service requirements, disability access requirements, user protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act in the U.S. and similar laws in other jurisdictions. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of the VoIP telephony and Internet communications market heighten the risk that governments will seek to regulate VoIP and Internet communications, and Skype has received an increasing number of inquiries from regulators about its products and services. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures and regulatory agencies are beginning to impose their own requirements and taxes on VoIP. Some countries have prohibited Skype. In many countries in which Skype products are available, the laws that may relate to its offerings are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which Skype is used. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations. In addition, increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.

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

Skype licenses technology underlying certain key components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the video compression/decompression used to provide high video quality. Although Skype has contracts in place with its third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in a decrease in service quality or loss of service until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or license or develop alternative technologies would harm Skype’s business.

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

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. In November 2006, the New England Patriots filed suit against StubHub alleging that StubHub’s resale activities violate Massachusetts’ ticket resale laws and constitute intentional interference with the team’s relationship with its season ticket holders. In April 2007, Ticketmaster filed suit against eBay d/b/a StubHub alleging that StubHub had improperly interfered with Ticketmaster’s contracts with its clients by wrongfully obtaining tickets for sale in violation of Ticketmaster’s exclusive contractual rights to sell such tickets. Such litigation could result in damage awards, could require us to change our business practices in harmful ways, or could otherwise negatively affect our tickets business. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which has entered into an agreement to be acquired by TicketMaster) and RazorGator. If we are unable to effectively compete with these competitors, our tickets business could be harmed.

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. In January 2008, we announced that Meg Whitman will be resigning as our president and chief executive officer effective March 31, 2008, and that John Donahoe has been named by our board of directors to succeed Ms. Whitman as our president and chief executive officer upon Ms. Whitman’s resignation, as well as other significant changes in our executive management. These changes may result in increased attrition of our personnel as new reporting relationships are established and as other companies may increasingly target our executives. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and many members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our executive officers or other key employees could harm our business. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the credit card and bank clearing networks. Financial, regulatory, or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, and thereby harm our business. Price increases by companies that provide services to our users could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. For example, we believe recent changes in postal rates that affected certain lower-weight packages and mailings between the U.S. and Canada may have reduced listing volume on our sites in certain categories. Any security breach at one of these companies could also affect our customers and harm our business. In addition, we have outsourced certain functions to third-party outside providers, including customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our business, reputation and operating results. Although we generally have been able to renew or extend the terms of contractual arrangements with third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future, and there can be no assurance that third parties who provide services directly to our users will continue to do so at reasonable rates or at all.

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

Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses and prevent money laundering, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, and its operating margins may decrease. In addition, negative publicity about or experiences with customer support for Marketplaces, PayPal or Skype could cause eBay’s reputation to suffer or affect consumer confidence in the eBay brands as a whole.

Our industry is intensely competitive, and other companies or governmental agencies may allege that our behavior is anti-competitive.

Marketplaces

Marketplaces businesses currently or potentially compete with a number of companies providing both particular categories of goods and broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low and current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful ecommerce companies.

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

A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Google Base, Microsoft Live Expo, and Oodle.com. Our Kijiji websites offers classifieds listings in a variety of local international markets, and in July 2007, Kijiji launched local classifieds websites in the U.S. In many markets in which it operates, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our websites. For example, category-specific competitors to offerings in our Computers, Consumer Electronics, and Cameras & Photo categories include Abt Electronics, Amazon.com, Apple, Best Buy, Buy.com, Circuit City, CNET, CompUSA, Computer Discount Warehouse, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, Hewlett Packard, Lenovo, MicroWarehouse, Overstock.com, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, major wireless carriers, and computer, consumer electronics, and photography retailers

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as Quelle and Otto in Germany, Yahoo-Kimo in Taiwan, Daum and Gmarket in South Korea, OZtion and Aussie Bidder in Australia, and Amazon in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

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

In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. In January 2008, we announced significant changes to our Marketplaces business in three major areas: fee structure, seller incentives and standards, and feedback While these changes are intended to improve our users’ buying experience and increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, which could harm our operating results and profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

PayPal

The market for PayPal’s product is emerging, intensely competitive, and characterized by rapid technological change. PayPal competes with existing online and offline payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including American Express, Cardservice International, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource and Authorize.net (which has merged with CyberSource);

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, PayByTouch and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot (formerly known as Next Estate);

•	Amazon Payments, which acts as a credit processor and can be linked to a personal bank account; and

•	Google Checkout, which enables the online payment of merchants using credit cards.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to lesser licensing, anti-money laundering, and other regulatory requirements than PayPal, which is subject to additional regulations based on its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout extended its free payment processing promotion through February 1, 2008, and currently offers free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.

Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, Royal Bank of Scotland’s World Pay and ClickandBuy in the EU, NOCHEX, Moneybookers, NETeller and FirePay in the United Kingdom, CertaPay and HyperWallet in Canada, Paymate and BPay in Australia, Alipay, YeePay, and 99Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

Some of PayPal’s competitors, such as Wells Fargo, First Data, American Express, and Royal Bank of Scotland, also provide processing or foreign exchange services to PayPal. If PayPal were to seek to expand the financial products that it offers, either alone or through a commercial alliance or an acquisition, these processing and foreign exchange relationships could be negatively affected, or these competitors and other processors could make it more difficult for PayPal to deliver its services.

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

Our failure to manage growth could harm our business.

We have expanded our headcount, facilities, and infrastructure in the U.S. and internationally, and anticipate that further expansion will be required as we continue to expand into new lines of business and geographic areas. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•	Website Usability. User activity rates on our websites depend in part on the quality of our users’ experiences on those sites. The rapid growth in the number and complexity of products and features on our sites has occasionally caused users to become confused or overwhelmed or has otherwise impaired users’ experiences on those sites. We are in the process of making numerous improvements to our eBay websites, including an attempt to improve the user experience on those websites. These attempts at improvement could fail, or could decrease activity among users who had grown used to or preferred the existing experience on our sites. Any impairment of customer satisfaction as a result of site usability issues could lead to a loss of customers or impair our ability to add customers, either of which would harm our business.

•	Website Stability. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our

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

We must continue to effectively hire, train, and manage new employees. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures, and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by expense reductions in the short term.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to review by applicable domestic and foreign tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We depend on the continued growth of online commerce and communications.

The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. In countries such as the U.S. and Germany, where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogs to such traditional retail means to our offerings, such as the retailer’s own website. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

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

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on a federal, state and common law rights, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We must protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. For example, Skype is in the process of applying to register the Skype name as a trademark worldwide. In the EU, Skype’s application is being opposed. If these oppositions to Skype’s applications were to be successful, Skype’s ability to protect its brand against third-party infringers would be compromised. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

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

We own and lease various properties in the United States and in 23 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. As of December 31, 2007, our owned and leased properties provided us with aggregate square footage of approximately 1.7 million and 1.9 million, respectively. Our corporate headquarters of approximately 0.2 million square feet are located in San Jose, California. As of December 31, 2007, the total square footage generally used by each of our Marketplaces, Payments and Communications segments was approximately 1.8 million, 1.4 million and 0.2 million, respectively.

From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3:	LEGAL PROCEEDINGS

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a written decision was issued in June 2007. The court’s decision found that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing. In July 2007, the German Federal Supreme Court extended the reach of the Rolex decision in IVD v. eBay. The court held that (i) in certain circumstances, a duty of care could be found to exist to competitors requiring eBay to take reasonable measures to prevent illegal items from being listed (even where the competitors were not directly harmed) and (ii) such duty would extend to listings by the same seller in the same category (not just identical listings). Prior to these decisions, we had implemented proactive measures to find and remove illegal listings from our websites; these decisions may require us to undertake further efforts and will subject us to liability if our efforts are deemed to be insufficient. We expect that this ruling will likely result in increased costs and litigation against us in Germany although we do not currently believe that it will require a major change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 37 million in damages.

Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for non-compliance of consumer protection laws or in connection with paid search advertisements.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. The U.S. Court of Appeals for the Federal Circuit later reduced the award to $25.5 million. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in the suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. In September 2007, the Patent and Trademark Office tentatively approved some of the claims and rejected others contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. In July 2007, the court denied MercExchange’s request for an injunction and ruled that the proceedings related to one of the patents will be stayed and another of the patents will not be stayed pending action by the Patent and Trademark Office. MercExchange appealed the court’s order denying the injunction, and we filed a motion seeking that the court find the non-stayed patent invalid. In December 2007, the district court ruled that it could not consider eBay’s motions for judgment as a matter of law and a new trial, because it viewed the 2003 verdict for MercExchange (amounting to approximately $30 million, plus interest) as final, subject to an accounting. We have appealed that ruling.

With the appeals pending, in February 2008, the parties agreed to settle to dismiss all claims and appeals stemming from the lawsuit. As a part of the settlement, eBay will purchase all three patents involved in the lawsuit, and related technology and inventions, as well as a license to another search-related patent portfolio that was not asserted in the lawsuit. These assets will allow eBay to further enhance its operations and trust and safety effort on its ecommerce sites. The reserves recorded in our consolidated financial statements properly reflect our liability as of December 31, 2007 in connection with this settlement.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed fact discovery and claim construction briefing. The pretrial conference is scheduled for June 2008, and we expect a trial date to be scheduled for summer 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In August 2006, Peer Communications Corporation filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 6-06CV-370) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed two patents owned by Peer Communications relating to uniform network access. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The parties are in the process of conducting discovery and claim construction briefing, and a trial date has been scheduled for October 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In September 2006, Mangosoft Intellectual Property, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2-06CV-390) alleging that eBay Inc., Skype Technologies S.A., and Skype Software S.a.r.l. infringed a patent owned by Mangosoft relating to dynamic directory services. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and not infringed. We received an initial scheduling order from the court that sets some discovery deadlines, but not a trial date. The parties are in the process of conducting discovery. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In February 2007, our StubHub subsidiary was sued in the U.S. District Court for the Central District of California (No. CV-07-1328) in a purported class action lawsuit alleging that StubHub violated the Fair and Accurate Credit Transaction Act by allegedly printing receipts containing more than the last five digits of a credit card number or the expiration date of a credit card by showing the same on an on-screen receipt. The complaint seeks compensatory and punitive damages and attorneys fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In May 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. Netcraft Corporation has appealed the judgment.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopziila, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, interest, costs, and fees. The defendants have moved to transfer venue and the parties are conducting discovery. Fact discovery cutoff is scheduled for July 2009, and trial is tentatively scheduled for October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In October 2007, Flexiworld Technologies, Inc. filed a lawsuit in Western District of Washington (No. 3:07-CV-05565-BHS) alleging that Skype infringed its patent titled “Apparatus, Methods, and Systems for Anonymous Communication.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. Flexiworld has not yet served Skype. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In December 2007, Klausner Technologies Inc. filed a lawsuit in Eastern District of Texas (No. 2-07CV-525) alleging that eBay, Apple, AT&T Corp., AT&T Mobility, Comcast Corp., CSC Holdings, GotVoice Inc. and Simulscribe infringed Klausner’s patent titled “Telephone Answering Service Linking Displayed Data with Recorded Audio Message” (some of the defendants, but not eBay, are accused of infringing a second Klausner patent). The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. Klausner has served its complaint but agreed to an extension of time to answer. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on The Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “EBAY” since September 24, 1998. The following table sets forth the high and low per share prices of our common stock, as reported by The Nasdaq Global Select Market.

	High	Low

Year Ended December 31, 2006
First Quarter	$47.86	$36.93
Second Quarter	40.82	28.20
Third Quarter	29.48	22.83
Fourth Quarter	33.99	27.00
Year Ended December 31, 2007
First Quarter	$34.35	$28.60
Second Quarter	35.41	30.41
Third Quarter	39.54	31.87
Fourth Quarter	40.73	30.94

As of February 15, 2008, there were approximately 4,600 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007, including our 1998 Employee Stock Purchase Plan, 1998 Equity Incentive Plan, 1998 Directors Stock Option Plan, 1999 Global Equity Incentive Plan, 2001 Equity Incentive Plan, and 2003 Deferred Stock Unit Plan, as well as shares of our common stock that may be issued upon the exercise of outstanding options under our 1997 Stock Option Plan (which plan terminated in 2007) and shares of our common stock that may be issued under an individual compensation arrangement that was not approved by our stockholders, also referred to as our non-plan grants. No warrants are outstanding under any of the foregoing plans.

	(a)				(c)
	Number of				Number of Securities
	Securities		(b)		Remaining Available for
	to Be Issued		Weighted Average		Future Issuance under
	upon Exercise of		Exercise Price of		Equity Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column(a))

Equity compensation plans approved by security holders	124,661,451	(1)	$32.76	(2)	93,360,777	(3)
Equity compensation plans not approved by security holders	153,637	(4)	0.39		—

Total	124,815,088		$32.72		93,360,777

(1)	Includes 47,481 shares of our common stock issuable pursuant to deferred stock units, or DSUs, under our 2003 Deferred Stock Unit Plan, and 8,833,633 shares of our common stock issuable pursuant to restricted stock units under our 1998 Equity Incentive Plan and our 1999 Global Equity Incentive Plan. DSUs and restricted stock units represent an unfunded, unsecured right to receive shares of eBay common stock (or, in the case of DSUs, the equivalent value thereof in cash or property), and the value of DSUs and restricted stock units varies directly with the price of eBay’s common stock.

(2)	Because DSUs and restricted stock units do not have an exercise price, the 47,481 shares of our common stock issuable pursuant to DSUs under our 2003 Deferred Stock Unit Plan and 8,833,633 shares of our common stock issuable pursuant to restricted stock units under our 1998 Equity Incentive Plan and our 1999 Global Equity Incentive Plan are not included in the calculation of weighted average exercise price.

(3)	Includes 5,212,281 shares of our common stock remaining reserved for future issuance under our 1998 Employee Stock Purchase Plan, or the ESPP, as of December 31, 2007. Our ESPP contains an “evergreen” provision that automatically increases, on each January 1, the number of securities reserved for issuance under the ESPP by the number of shares purchased under the ESPP in the preceding calendar year, provided that the aggregate number of shares reserved for issuance under the ESPP may not exceed 36,000,000 shares. As of December 31, 2007, an aggregate amount of 11,772,941 shares had been purchased under the ESPP since its inception. An aggregate amount of 1,987,719 shares was purchased under the ESPP in 2007, and the number of securities available for future issuance under the ESPP was increased by that number on January 1, 2008, bringing the total number of shares reserved for future issuance on January 1, 2008 to 7,200,000. None of our other equity compensation plans has an “evergreen” provision.

(4)	Does not include: (i) 6,350 shares of our common stock, with a weighted average exercise price of $1.26 per share, to be issued upon exercise of outstanding options assumed by us under the Half.com, Inc. 1999 Equity Compensation Plan; (ii) 11,489 shares of our common stock, with a weighted average exercise price of $0.77 per share, to be issued upon exercise of outstanding options assumed by us under the X.com Corporation 1999 Stock Plan; (iii) 294,544 shares of our common stock, with a weighted average exercise price of $10.29 per share, to be issued upon exercise of outstanding options assumed by us under the PayPal, Inc. 2001 Equity Incentive Plan; (iv) 85,875 shares of our common stock, with a weighted average exercise price of $10.24 per share, to be issued upon exercise of outstanding options assumed by us under the Shopping.com Ltd. 2003 Omnibus Stock Option and Restricted Stock Incentive Plan; (v) 669,526 shares of our common stock, with a weighted average exercise price of $36.03 per share, to be issued upon exercise of outstanding options assumed by us under the Shopping.com Ltd. 2004 Equity Incentive Plan; (vi) 335,678 shares of our common stock, with a weighted average exercise price of $4.15 per share, to be issued upon exercise of outstanding options assumed by us under the Skype Technologies S.A. Stock Option Plan Rules; (vii) 364,267 shares of our common stock, with a weighted average exercise price of $7.17 per share, to be issued upon exercise of outstanding options assumed by us under the StubHub, Inc. 2000 Stock Plan; or (viii) 162,733 shares of our common stock, with a weighted average exercise price of $0.93 per share, to be issued upon exercise of outstanding options assumed by us under the StumbleUpon, Inc. 2006 Stock Plan. All of the options and related plans referenced above were assumed by us in connection with acquisitions. We cannot make subsequent grants or awards of our equity securities under any of these plans. Prior to each acquisition, the stockholders of the acquired company approved the acquired company’s plan. Our stockholders, however, did not approve any of the plans in connection with the acquisitions.

The only outstanding non-plan grant as of December 31, 2007 relates to an individual compensation arrangement that was made prior to the initial public offering of our common stock in 1998. At the time of this non-plan grant, members of our Board of Directors, or Board, and their affiliates beneficially owned in excess of 90% of our then outstanding equity and voting interests. This non-plan grant was initially disclosed in our initial public offering prospectus filed with the SEC on September 25, 1998 under the headings “Management — Director Compensation” and “— Compensation Arrangements.” Except as set forth below, the terms and conditions of this non-plan grant are identical to the terms of options granted under our 1997 Stock Option Plan, a copy of which was filed as an exhibit to our S-1 Registration Statement (No. 33-59097) filed in connection with our initial public offering.

The outstanding non-plan grant involved the Board’s grant of an option to purchase 3,600,000 shares of our common stock at an exercise price of $0.39 to Scott Cook upon his joining our Board in June 1998 as an independent director. These options granted to Mr. Cook were non-qualified options and were immediately exercisable, with a term of 10 years. These options fully vested in June 2002. Mr. Cook exercised options to purchase 480,000 shares in 2002, exercised options to purchase 1,430,000 shares in 2003, exercised options to purchase 307,272 shares during 2005, exercised options to purchase 614,544 shares during 2006, and exercised options to purchase 614,547 shares during 2007. As of December 31, 2007, options to purchase 153,637 shares remain outstanding under the non-plan grant and will expire on June 9, 2008.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2002 in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the GSTI Internet Index. We were added to the S&P 500 Index on July 19, 2002. The GSTI Internet Index is a modified-capitalization weighted index of 14 stocks representing the Internet industry, including Internet content and access providers, Internet software and service companies and ecommerce companies. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended December 31, 2007 was as follows:

				Total Number of	Maximum Dollar
	Total Number	Average Price		Shares Purchased as	Value that May Yet
	of Shares	Paid		Part of Publicly	be Purchased Under
Period	Purchased(2)	per Share		Announced Programs	the Programs(1)

October 1, 2007-October 31, 2007	2,167,214	$35.36	(3)	2,083,000	$1,083,257,701
November 1, 2007-November 30, 2007	4,290,850	$33.23		4,290,850	$940,675,204
December 1, 2007-December 31, 2007	2,857,217	$33.37	(3)	2,857,142	$845,318,076

	9,315,281			9,230,992

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized the expansion of this stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. Under this program, as of December 31, 2007, we had repurchased in the aggregate approximately $3.2 billion of our common stock at an average price of $31.84 per share. As of December 31, 2007, $845.3 million remained available for further purchases under this stock repurchase program. In January 2008, our Board approved an additional stock repurchase program for $2.0 billion having no expiration date, giving us the ability to repurchase up to $2.85 billion of the common stock under our combined stock repurchase programs.

(2)	Includes 84,289 shares of stock returned to us as part of certain agreements that we entered into with certain of Skype’s former shareholders in 2007. We did not pay any monetary consideration for the return of these shares.

(3)	Represents the price paid per share for other stock repurchased, along with the average of the recorded value of the shares of stock returned to us as a part of the agreements noted above.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial and supplemental operating data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended, and as of, December 31, 2003, 2004, 2005, 2006 and 2007 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2003	2004	2005	2006(2)	2007(2)
	(in thousands, except per share amounts)

Consolidated Statement of Income Data(1):
Net revenues	$2,165,096	$3,271,309	$4,552,401	$5,969,741	$7,672,329
Cost of net revenues	416,058	614,415	818,104	1,256,792	1,762,972

Gross profit	1,749,038	2,656,894	3,734,297	4,712,949	5,909,357

Operating expenses:
Sales and marketing	545,366	815,464	1,185,929	1,619,857	1,925,393
Product development	159,315	240,647	328,191	494,695	619,727
General and administrative	364,457	475,614	649,529	978,363	1,156,015
Amortization of acquired intangible assets	50,659	65,927	128,941	197,078	204,104
Impairment of goodwill(5)	—	—	—	—	1,390,938

Total operating expenses	1,119,797	1,597,652	2,292,590	3,289,993	5,296,177

Income from operations	629,241	1,059,242	1,441,707	1,422,956	613,180
Interest and other income, net	28,995	71,745	111,099	130,017	154,271
Interest expense	(4,314)	(8,879)	(3,478)	(5,916)	(16,600)

Income before cumulative effect of accounting change and income taxes	653,922	1,122,108	1,549,328	1,547,057	750,851
Provision for income taxes	(206,738)	(343,885)	(467,285)	(421,418)	(402,600)

Income before cumulative effect of accounting change	447,184	778,223	1,082,043	1,125,639	348,251
Cumulative effect of accounting change, net of tax(3)	(5,413)	—	—	—	—

Net income	$441,771	$778,223	$1,082,043	$1,125,639	$348,251

Per share basic amounts:
Income before cumulative effect of accounting change	$0.35	$0.59	$0.79	$0.80	$0.26
Cumulative effect of accounting change	(0.00)	—	—	—	—

Per share basic amounts	$0.35	$0.59	$0.79	$0.80	$0.26

Per share diluted amounts:
Income before cumulative effect of accounting change	$0.34	$0.57	$0.78	$0.79	$0.25
Cumulative effect of accounting change	(0.00)	—	—	—	—

Per share diluted amounts	$0.34	$0.57	$0.78	$0.79	$0.25

Weighted average shares:
Basic	1,276,576	1,319,458	1,361,708	1,399,251	1,358,797

Diluted	1,313,314	1,367,720	1,393,875	1,425,472	1,376,174

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,381,513	$1,330,045	$1,313,580	$2,662,792	$4,221,191
Short-term investments	355,435	837,409	804,352	554,841	676,264
Long-term investments	934,171	1,266,289	825,667	277,853	138,237
Working capital(4)	1,498,606	1,826,279	1,698,302	2,452,191	4,022,926
Total assets	5,820,134	7,991,051	11,788,986	13,494,011	15,366,037
Long-term obligations	124,476	75	—	—	—
Total stockholders’ equity	4,896,242	6,728,341	10,047,981	10,904,632	11,704,602

(1)	These results include acquired company results of operations beginning on the date of acquisition. See “Note 3 — Business Combination, Goodwill and Intangible Assets” to the consolidated financial statements included in this report, for a summary of recent significant acquisitions. Certain prior year amounts have been reclassified to conform to current year’s presentation.

(2)	Consolidated Statement of Income Data for the years ended December 31, 2006 and 2007 includes stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) of $219.8 million and $209.1 million respectively, net of tax. Because we implemented FAS 123(R) as of January 1, 2006, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 12 — Benefit Plans” to the consolidated financial statements included in this report.

(3)	The cumulative effect of the change in accounting principle arises from the adoption of FIN 46, “Consolidation of Variable Interest Entities.”

(4)	Working capital is calculated as the difference between total current assets and total current liabilities.

(5)	Consolidated Statement of Income Data for the year ended December 31, 2007 includes a goodwill impairment charge of $1.4 billion. See “Note 3 — Business Combination, Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors,” of this Annual Report on Form 10-K as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

Overview

Our Business

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, and our other online platforms, such as Shopping.com, StubHub, classifieds, Half.com and Rent.com. Our Payments segment, which consists of PayPal, enables individuals or businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP calls between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones.

We generate revenues from our Marketplaces segment primarily from listing, feature and final value fees paid by sellers and lead referral fees. For our Payments segment, revenues are generated primarily by fees from payment processing services. Our Communications segment primarily generates revenues from fees charged to users to connect them from Skype’s VoIP network to traditional telecommunication networks. These fees are charged on a per minute basis and we refer to these minutes as SkypeOut minutes. Revenues from advertising are derived principally from the sale of advertisements and from revenue sharing arrangements. Other revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances.

Revenues are attributed to U.S. and international geographies based upon the country in which, as the case may be, the seller, payment recipient, Skype user’s Internet protocol address, online property that generates advertising, or other service provider, is located. Because we generate the majority of our revenue internationally, fluctuations in foreign currency exchange rates will impact the results of our operations.

Key Operating Metrics and Financial Information

Members of our senior management team regularly review key operating metrics such as active users, listings, Gross Merchandise Volume (“GMV”), net Total Payment Volume (“TPV”), transaction loss rates, registered users and SkypeOut Minutes. Members of our senior management team also regularly review key financial information including net revenues, operating margins, earnings per share, cash flows and financial metrics that exclude certain non-cash items. These financial measures allow us to monitor the profitability of our business and to evaluate the effectiveness of investments that we have made (and continue to make) in the areas of marketing, product development, international expansion, customer support and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Financial Summary

During 2007, our combined businesses generated net revenues totaling $7.7 billion, representing a $1.7 billion, or 29%, year-over-year increase, with each of our segments achieving double digit-growth. Overall, our operations were favorably impacted by the weakening of the U.S. dollar relative to foreign currencies, the geographic mix of taxable income, a tax benefit from a favorable ruling issued by a tax authority and more efficient use of our resources as demonstrated by reducing our sales and marketing, product development, and general and administrative expenses as a percentage of revenues. Furthermore, our operating results were negatively impacted by the $1.4 billion impairment charge related to Skype goodwill.

Revenue generated by our Marketplaces segment increased 24% in 2007 as compared to 2006 as our core business generated $59.4 billion in GMV in 2007, representing a 13% increase over the prior year. Revenue growth was primarily driven by StubHub (acquired in February 2007), advertising, and the fixed-price format on eBay. Our

Marketplaces segment represents approximately 70% of our total net revenues and continues to drive the majority of our consolidated net revenue increase in dollars.

Revenue generated by our Payments segment, PayPal, increased 34% in 2007 as compared to 2006. PayPal represents approximately 25% of our total net revenue and generated net TPV of $47.5 billion in 2007, a 33% increase over the $35.8 billion generated in 2006. PayPal continued to be a popular payment vehicle on various Marketplaces platforms. Revenue derived from our Merchant Services business increased by approximately 51% in 2007 compared to 2006 and represented approximately 42% of net TPV in 2007 compared to 35% in 2006.

Revenue generated by our Communications segment, Skype, increased 96% in 2007 as compared to 2006. Revenue growth at Skype was due primarily to the growth in SkypeOut minutes driven by our expanding user base and the broadening of our product offerings and various strategic relationships. Skype represents approximately 5% of our total net revenue.

Our operating margin was 8% in 2007, which reflected the significant impact of the goodwill impairment charge related to Skype of $1.4 billion, which represented 18% of net revenues. In 2006, our operating margin was 24%.

Our diluted earnings per share was $0.25 in 2007. The goodwill impairment charge related to Skype of $1.4 billion reduced our diluted earnings per share by $1.01. In 2006 our diluted earnings per share was $0.79.

We generated operating cash flow of $2.6 billion in 2007, which allowed us to repurchase approximately 44.6 million shares of our common stock for approximately $1.5 billion. As of December 31, 2007, our cash and cash equivalents balance was approximately $4.2 billion.

We expect that our business will continue to grow; however, our growth rate has declined over time and we expect that to continue in 2008, primarily as a result of the following:

•	we face challenges in the U.S., U.K. and Germany, which are our three largest markets, as growth of listings, active users and GMV on the eBay.com platform in those countries has slowed. In January 2008, we announced our plan to implement changes to our fee structure, seller incentives and standards and feedback system, all of which may impact our Marketplaces revenue growth;

•	consumer spending in our major markets, including the U.S., Germany and the U.K., is expected to be weaker in 2008; and

•	we anticipate that ecommerce growth as a whole will decelerate in 2008.

We believe that our operating margin percentage will be impacted negatively by the growth of our lower gross margin businesses, primarily PayPal and Skype, which are growing faster than our Marketplaces business and investment in buyer and seller initiatives, and may be affected by the other changes mentioned above. To partially offset this trend, we intend to continue to improve operating productivity to keep our operating expenses growing at a slower pace than revenue.

We announced another stock repurchase program in January 2008 for $2.0 billion, giving us the ability to repurchase up to $2.85 billion of our common stock under our combined stock repurchase programs. Any repurchases of our common stock under our combined stock repurchase programs may impact our liquidity.

In addition to the above, to the extent that the U.S. dollar fluctuates against foreign currencies, particularly the Euro, British pound, Korean won and Australian Dollar, the translation of these foreign currency denominated transactions into U.S. dollars will impact our consolidated net revenues and, to the extent that they are not hedged successfully, our net income.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except percentages)

2005
Net revenues	$1,031,724	$1,086,303	$1,105,515	$1,328,859
Current quarter vs prior quarter	10%	5%	2%	20%
2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Current quarter vs prior quarter	5%	1%	3%	19%
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Current quarter vs prior quarter	3%	4%	3%	15%

We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns, both online and offline, as our business expands, with the strongest sequential growth occurring in the fourth quarter.

Results of Operations

Net Revenues

The following table sets forth, for the periods presented, the breakdown of net revenues by type, segment and geography. In addition, we have provided a table of key metrics that drive our revenue results. Certain key metrics, such as “active registered accounts” and “net Total Payment Volume”, or net TPV, are new metrics recently adopted by management to measure and monitor its Payments segment. These new metrics replace “active accounts” and “Total Payment Volume” and are defined below.

		Percent		Percent
	Year Ended	Change	Year Ended	Change	Year Ended
	December 31,	from	December 31,	from	December 31,
	2005	2005 to 2006	2006	2006 to 2007	2007
	(in thousands, except percent changes)

Net Revenues by Type:
Net transaction revenues
Marketplaces	$3,402,301	24%	$4,203,340	22%	$5,135,363
Payments	1,001,915	40%	1,401,824	31%	1,838,539
Communications	24,809	677%	192,756	95%	376,715

Total net transaction revenues	4,429,025	31%	5,797,920	27%	7,350,617
Advertising and other net revenues	123,376	39%	171,821	87%	321,712

Total net revenues	$4,552,401	31%	$5,969,741	29%	$7,672,329

Net Revenues by Segment:
Marketplaces	$3,499,137	24%	$4,334,290	24%	$5,363,891
Payments	1,028,455	40%	1,440,530	34%	1,926,616
Communications	24,809	686%	194,921	96%	381,822

Total net revenues	$4,552,401	31%	$5,969,741	29%	$7,672,329

Net Revenues by Geography:
U.S	$2,471,273	26%	$3,108,986	20%	$3,742,670
International	2,081,128	37%	2,860,755	37%	3,929,659

Total net revenues	$4,552,401	31%	$5,969,741	29%	$7,672,329

	Year Ended December 31,
	2005	2006	2007
	(in millions)

Supplemental Operating Data:
Marketplaces Segment:(1)
Active users(2)	71.8	81.8	83.2
Number of listings(3)	1,876.8	2,365.3	2,340.5
Gross merchandise volume(4)	$44,299	$52,474	$59,353
Payments Segment:
Active registered accounts(5)	41.3	49.4	57.3
Net total payment volume(6)	$26,066	$35,800	$47,470
Communications Segment:
Registered Users(7)	74.7	171.2	276.3

(1)	Rent.com, Shopping.com, and our classifieds websites are not included in these metrics.

(2)	All users, excluding users of Half.com, StubHub and Internet Auction Co., our Korean subsidiary, who bid on, bought, or listed an item within the previous 12-month period. Users may register more than once and as a result, may have more than one account.

(3)	Listings on eBay Marketplaces trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(5)	All registered accounts that successfully sent or received at least one payment or payment reversal through the PayPal system within the previous 12-month period.

(6)	Total dollar volume of payments, net of payment reversals, successfully completed through the PayPal system during the period, excluding the payment gateway business.

(7)	Cumulative number of unique user accounts, which includes users who may have registered via non-Skype based websites, as of the end of the period. Users may register more than once and, as a result, may have more than one account.

Marketplaces Net Transaction Revenues

Total net transaction revenues from Marketplaces increased 22% in 2007 compared to 2006. The increase in net transaction revenues was the result of growth in our GMV-based businesses as well as growth in our non-GMV-based businesses (Shopping.com, Rent.com and our classifieds websites), which continued to grow faster than our overall Marketplaces businesses. GMV increased 13% during 2007 compared to 2006, and was due primarily to an increase in conversion rates and average selling prices, a weaker U.S. dollar, and inclusion of our StubHub results (which we acquired in February 2007). GMV growth in 2007 occurred across all major categories, with the motors, consumer electronics, home and garden, clothing and accessories and tickets having the most significant positive dollar impact when compared to 2006.

Total net transaction revenues from Marketplaces increased 24% in 2006 compared to 2005. The increase in net transaction revenues was due primarily to growth in our GMV-based businesses as well as growth in our non-GMV-based businesses. GMV increased 18% during 2006 compared to 2005, primarily driven by an increase in listings and higher average selling prices offset by lower conversion rates. GMV growth in 2006 occurred across all major categories, with the motors, consumer electronics, clothing and accessories, computers, home and garden, books/movies/music, sports, and collectibles categories having the most significant dollar impact when compared to 2005.

Marketplaces net transaction revenues earned internationally were $2.7 billion in 2007, $2.1 billion in 2006 and $1.7 billion in 2005, representing 52%, 50% and 49% of total Marketplaces net transaction revenues, respectively. Based on changes in foreign currency rates year-over-year, Marketplaces net revenues were positively impacted by foreign currency translation of approximately $222.4 million, $30.6 million and $6.7 million in 2007, 2006 and 2005 respectively. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

In 2008, we expect Marketplaces net transaction revenues to continue to increase, driven by increased levels of GMV and continued growth from our non-GMV-based businesses. In January 2008, we announced changes to our fee structure, as well as changes to our seller incentives and standards and feedback system, on the Marketplaces platforms in an effort to increase user activity, particularly in our three largest markets, the U.S., U.K. and Germany. The reaction of our community of buyers and sellers to these changes, as well as the other factors discussed above under “Financial Summary” could impact our revenue growth and may affect future trends.

Payments Net Transaction Revenues

Payments net transaction revenues increased 31% and 40% in 2007 and 2006, respectively, which was consistent with our year-over-year increase in net TPV of 33% and 37%, respectively, in those periods. Payments net transaction revenues have grown primarily as a result of growth in our Merchant Services business and the increase in PayPal’s penetration of eBay Marketplaces GMV. Payments net transaction revenues continue to be derived primarily from eBay Marketplaces transactions using PayPal. Our Merchant Services net TPV experienced 59% year-over-year growth in 2007 and 2006, and represented 42% and 35% of PayPal’s net TPV in 2007 and 2006, respectively. The increase in Merchant Services business resulted from more online merchants, both domestically and internationally, adding PayPal as a payment option. Our payments net transaction revenues as a percentage of net TPV was approximately 4% in each of 2007, 2006 and 2005.

Payments net transaction revenues earned internationally totaled $778.3 million in 2007, $533.2 million in 2006, and $364.5 million in 2005, respectively representing 42%, 38% and 36% of total Payments net transaction revenues, respectively. International growth in our Payments segment continues to benefit from the expansion of our geographical footprint, the increase in the number of currencies supported by PayPal over the last twelve months and the increase in cross-border payments, which generate larger fees. Based on changes in foreign currency rates year-over-year, Payments net revenues were positively impacted by foreign currency translation of approximately $21.4 million, $4.3 million and $5.3 million in 2007, 2006 and 2005, respectively.

In 2008, we expect the Payments net transaction revenues to increase in total and for net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We expect continued growth in our Merchant Services business as the number of merchants integrating PayPal on their websites increases and as we build consumer preference for PayPal. In addition, we expect our Payments business to benefit from growth in Marketplaces GMV and increased penetration of PayPal on eBay Marketplaces, each of which may be impacted by, among other things, the factors discussed above under “Financial Summary.”

Communications Net Transaction Revenues

Communications net transaction revenues were $376.7 million in 2007 compared to $192.8 million in 2006. The increase in Communications net revenues was due primarily to an increase in SkypeOut minutes to 5.6 billion in 2007 compared to 4.1 billion in 2006 and to pricing changes. The increase in SkypeOut minutes was due primarily to the growth in the cumulative number of Skype registered users to 276.3 million at December 31, 2007 from 171.2 million at December 31, 2006.

Communications net transaction revenues were $192.8 million in 2006 compared to $24.8 million in 2005 (net revenues from the acquisition date of October 14, 2005 through the end of 2005). The increase in net revenues was due primarily to a full year of revenues generated from our VoIP offerings in 2006. Skype registered users increased to 171.2 million at December 31, 2006 from 74.7 million at December 31, 2005.

Net transaction revenues from Communications earned internationally totaled $315.4 million in 2007, $163.7 million in 2006 and $21.4 million in 2005, representing 84%, 85% and 87% of total Communications net transaction revenues, respectively. Skype revenue is primarily generated in Europe. Based on changes in foreign currency rates year over year, Communications net revenue was positively impacted by foreign currency translation of approximately $32.2 million in 2007 and $5.1 million in 2006.

In 2008, we expect Communications net transaction revenues to continue to increase, driven by our continued focus on increasing user activity and expanding our products and features.

Advertising and Other Net Revenues

Advertising and other net revenues totaled $321.7 million in 2007, $171.8 million in 2006 and $123.4 million in 2005. Advertising and other net revenues represented 4% of total net revenues during 2007 and 3% of total net revenues during 2006 and 2005. Advertising and other net revenues increased 87% and 39% during 2007 and 2006, respectively, compared to the same periods of the prior year due primarily to advertising initiatives in our Marketplaces segment and interest earned from banks on certain U.S. PayPal customer account balances. Prior to the fourth quarter of 2006, certain U.S. PayPal customer account balances were maintained in non-interest bearing accounts. We expect advertising revenues to increase in total as we continue to benefit from our strategic advertising partnerships that leverage the significant number of users on our Marketplaces platform. The decline in interest rates in the U.S. may have a significant impact on the amount of interest we earn from banks on certain U.S. PayPal account balances.

Summary of Cost of Net Revenues, Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in cost of net revenues, operating expenses, non-operating items and provision for income taxes (note that 2007 and 2006 amounts reflect our adoption of the modified prospective method under FAS 123(R)):

				Change from		Change from
	Year Ended December 31,			2005 to 2006		2006 to 2007
	2005	2006	2007	in Dollars	in %	in Dollars	in %
	(in thousands, except percentages)

Cost of net revenues	$818,104	$1,256,792	$1,762,972	$438,688	54%	506,180	40%
Sales and marketing	1,185,929	1,619,857	1,925,393	433,928	37%	305,536	19%
Product development	328,191	494,695	619,727	166,504	51%	125,032	25%
General and administrative	649,529	978,363	1,156,015	328,834	51%	177,652	18%
Amortization of acquired intangible assets	128,941	197,078	204,104	68,137	53%	7,026	4%
Impairment of goodwill	—	—	1,390,938	—	—	1,390,938	100%
Interest and other income, net	111,099	130,017	154,271	18,918	17%	24,254	19%
Interest expense	3,478	5,916	16,600	2,438	70%	10,684	181%
Provision for income taxes	467,285	421,418	402,600	(45,867)	(10)%	(18,818)	(4%)

As of January 1, 2006, we began accounting for stock-based compensation under FAS 123(R), which requires the recognition of the fair value of stock-based compensation. We adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for 2005 have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense related to equity awards and employee stock purchases for 2005, 2006 and 2007 was allocated as follows (in thousands):

	2005	2006	2007

Cost of net revenues	$1,881	$32,981	$37,009
Sales and marketing	8,696	96,547	81,299
Product development	6,468	81,489	76,002
General and administrative	14,727	106,393	107,503

Total stock-based compensation expense	31,772	317,410	301,813
Tax benefit	(13,023)	(97,572)	(92,726)

Stock-based compensation expense, net of tax	$18,749	$219,838	$209,087

As of December 31, 2007, there was approximately $541.0 million of total unrecognized compensation cost, excluding tax benefits, related to stock-based incentive awards granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

We continue to believe that employee stock-based incentive plans represent an appropriate and essential component of our overall compensation program. We grant stock-based awards to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. We granted restricted stock units as part of our annual employee incentive compensation program for the first time in 2007. Stock options, restricted stock units and restricted stock awards granted during the years ended December 31, 2007 and 2006, net of cancellations/forfeitures, represented approximately 1% and 2% of our total common stock outstanding as of December 31, 2007 and 2006, respectively. A substantial portion of our stock-based awards granted during 2007 were granted to existing employees.

Cost of Net Revenues

	2005	2006	2007
	(In thousands, except percentages)

Cost of net revenues	$818,104	$1,256,792	$1,762,972
As a percentage of net revenues	18.0%	21.1%	23.0%

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

The increase in cost of net revenues of $506.2 million during 2007 was due primarily to an increase in payment processing costs, Skype telecommunication costs, customer support and site operations costs. Payment processing costs increased approximately $200.1 million, or 40%, in 2007 compared to the prior year due primarily to the 33% increase in PayPal’s net TPV, an increase in the proportion of customer transactions funded with credit cards, which have higher associated processing costs, and increased Marketplaces transaction activity. Skype telecommunications costs increased by $86.2 million, or 64%, in 2007 compared to the prior year due to the increase of SkypeOut minutes. Aggregate customer support and site operations costs increased approximately $153.1 million, or 26%, in 2007 compared to the prior year due to the development and expansion of our customer support and site operations infrastructure to support our growth in transaction volume as demonstrated through the increases in both GMV and net TPV. Cost of net revenues increased as a percentage of net revenues primarily as a result of the growth of our lower gross margin businesses, particularly PayPal and Skype.

The increase in cost of net revenues of $438.7 million during 2006 was due primarily to an increase in payment processing costs, Skype telecommunication costs, the development and expansion of our customer support and site operations infrastructure, and the effect of stock-based compensation expense related to equity awards and employee stock purchases under FAS 123(R). Payment processing costs increased approximately $114.5 million, or 30%, in 2006 compared to the prior year, due primarily to the 37% increase in PayPal’s net TPV and increases in the proportion of customer transactions funded with credit cards. Skype telecommunications costs increased by $105.5 million in 2006 compared to the prior year due to the inclusion of a full year of Skype’s costs. Aggregate customer support and site operations costs (including stock-based compensation) increased approximately $202.8 million, or 52%, in 2006 compared to the prior year, due primarily to expanding our global site and support infrastructure. Stock-based compensation expense of $33.0 million was included in cost of revenues in 2006 compared to $1.9 million in 2005. Stock-based compensation expense increased due to our implementation of FAS 123(R) at the beginning of 2006.

Costs of net revenues are expected to increase in total and as a percentage of net revenues during 2008 due primarily to growth in PayPal and Skype, each of which is growing faster and has a lower gross margin than Marketplaces.

Sales and Marketing

	2005	2006	2007
	(in thousands, except percentages)

Sales and marketing	$1,185,929	$1,619,857	$1,925,393
As a percentage of net revenues	26.1%	27.1%	25.1%

Sales and marketing expenses consist primarily of advertising costs, marketing programs and employee compensation for sales and marketing staff.

Sales and marketing expenses increased in total due to our continued investment in retaining and growing our active user base. We direct customers to our websites primarily through a number of online marketing channels such as sponsored search, portal advertising, email campaigns and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. Growth in advertising and marketing costs, as well as employee-related costs, comprised the majority of the increases. Combined advertising and marketing costs increased $222.5 million in 2007 compared to the prior year, due to an increase in global television and online marketing campaigns. Employee-related costs and the use of contractors increased by $48.7 million in 2007 as we continued to expand our domestic and international operations. Sales and marketing expenses as a percentage of net revenues decreased from 2006, due to more efficient spending within our Marketplaces segment as we continued to refine our marketing programs and the growth in our Payments and Communications segments, each of which has lower relative sales and marketing expenses than our Marketplaces segment.

Sales and marketing expenses increased in total and as a percentage of total net revenues in 2006 due to our continued investment in growing our global user base and the effect of stock-based compensation expense related to equity awards and employee stock purchases under FAS 123(R). Growth in advertising and marketing costs as well as employee-related costs comprised the majority of the increases. Combined advertising and marketing costs increased $250.5 million in 2006 compared to the prior year, due to an increase in global television and online marketing campaigns. Employee-related costs, not including stock-based compensation expense, increased by $69.3 million in 2006 as we continued to expand our domestic and international operations. Stock-based compensation expense of $96.5 million was included in sales and marketing expense in 2006 compared to $8.7 million in 2005. Stock-based compensation expense increased due to our implementation of FAS 123(R) at the beginning of 2006.

For 2008, sales and marketing expense is expected to increase in total due to our increased efforts to retain existing active users and increase activity across all of our segments. However, sales and marketing expense as a percentage of net revenues is expected to decrease slightly due to improved sales and marketing expense leverage in our Marketplaces segment and the relative growth in our Payments and Communications segments (each of which has lower sales and marketing expenses than our Marketplaces segment).

Product Development

	2005	2006	2007
	(in thousands, except percentages)

Product development	$328,191	$494,695	$619,727
As a percentage of net revenues	7.2%	8.3%	8.1%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. These capitalized costs totaled $81.2 million in 2007, $67.9 million in 2006 and $37.1 million in 2005, and are reflected as a cost of net revenues when amortized in future periods.

The increase in product development expense of $125.0 million during 2007 was due primarily to an increase in staffing and consultant costs to support several platform development initiatives to enhance the user experience and expand our existing product offerings primarily across our Marketplaces and Payments segments. Employee-related and consultant costs increased by approximately $89.0 million in 2007 compared to the prior year. Depreciation and facilities expense incurred to support our development efforts increased by approximately $15.6 million in 2007 as compared to the prior year. Product development expense as a percentage of net revenues decreased slightly from 2006 as we continued to add capacity at a slower rate than we generate revenue.

The increase in product development expense of $166.5 million during 2006 was due primarily to the addition of employees, contractors and consultants to support various platform and software development initiatives in our Marketplaces, Payments and Communications segments and the effect of stock-based compensation expense related to equity awards and employee stock purchases under FAS 123(R). Employee-related and consultant costs, excluding stock-based compensation, increased by approximately $61.5 million in 2006 compared to the prior year. Stock-based compensation expense of $81.5 million was included in product development expense in 2006 compared to $6.5 million in 2005. Stock-based compensation expense increased due to our implementation of FAS 123(R) at the beginning of 2006.

For 2008, product development expense is expected to increase in total and as a percentage of net revenues as we develop new site features and functionality and invest in strategic product-based initiatives.

General and Administrative

	2005	2006	2007
	(in thousands, except percentages)

General and administrative	$649,529	$978,363	$1,156,015
As a percentage of net revenues	14.3%	16.4%	15.1%

General and administrative expenses consist primarily of employee compensation, contractor costs, provisions for transaction losses associated with PayPal, facilities costs, depreciation of equipment, provision for doubtful accounts, employer payroll taxes on employee stock-based compensation, insurance and professional fees.

The increase in general and administrative expenses of $177.7 million during 2007 was due primarily to an increase in employee-related costs, facilities costs, professional services, and transaction loss expense. Employee-related costs, consultant costs and facilities costs increased by approximately $111.6 million during 2007 as compared to the prior year due primarily to our continued focus on consumer protection programs. Professional services costs increased $35.7 million during 2007 compared to the prior year. PayPal’s transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s net TPV, decreased to 0.29% during 2007, compared to 0.35% during 2006; however, transaction loss expense still increased by approximately $12.8 million because of the increase in net TPV. We continue to expect our transaction loss rate to fluctuate depending on many factors, including historical experience of losses, protection programs, funding mix and net TPV. The funding mix reflects how senders fund their payment transactions (through credit cards, electronic funds transfers, buyer credit, or existing PayPal account balances). General and administrative expense as a percentage of net revenue decreased from 2006 due to our continued leverage of our existing infrastructure.

The increase in general and administrative expenses of $328.8 million during 2006 was due primarily to increased employee-related costs, consultant costs, higher Payments transaction loss expenses, and the effect of stock-based compensation expense related to equity awards and employee stock purchases under FAS 123(R). Employee-related costs and consultant costs increased by approximately $112.6 million during 2006 as compared to the prior year due to our continued focus on user protection programs. The transaction loss rate in our Payments segment increased to 0.35% in 2006 compared to 0.28% in 2005, causing an increase in expense of approximately $52.7 million. The increase in the transaction loss rate were due primarily to higher levels of credit card chargebacks from unauthorized credit card transactions, which resulted from our decision to strategically enter into new customer segments (new countries and direct card processing) having higher loss rates.

For 2008, we expect general and administrative expense to increase in total due to our continued investment across all areas of our business and related corporate functions, particularly in our consumer protection programs, as well as costs associated with transaction losses. However, general and administrative expenses are expected to decrease as a percentage of net revenues due to increased efficiency in our general and administrative functions, which we expect will be partially offset by investments in our consumer protection programs.

Amortization of Acquired Intangible Assets

	2005	2006	2007
	(in thousands, except percentages)

Amortization of acquired intangible assets	$128,941	$197,078	$204,104
As a percentage of net revenues	2.8%	3.3%	2.7%

From time to time we have purchased, and we expect to continue the purchase of, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in online ecommerce, payments and communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in the amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired amortizable intangibles during 2007 and 2006 compared to prior years is due to the business acquisitions consummated during 2007, 2006 and 2005.

Amortization of acquired intangible assets will increase as we make additional acquisitions in the future.

Impairment of Goodwill

	2005	2006	2007
	(in thousands, except percentages)

Impairment of goodwill	$—	$—	$1,390,938
As a percentage of net revenues	—	—	18.1%

Impairment of goodwill was $1.4 billion for the year ended December 31, 2007. We conducted our annual impairment test of goodwill as of August 31 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this test, we concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment loss of approximately $1.4 billion (including a $530.3 million payment related to the earn out settlement agreement with certain former shareholders of Skype) during the year ended December 31, 2007. The impairment resulted from an updated long-term financial outlook for the Skype business developed as part of our strategic planning cycle conducted annually during our third quarter. Our estimates of future operating results for our Communications reporting unit are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of the Communications reporting unit. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” in the consolidated financial statements included elsewhere in this report for further details. We have determined that there were no events or circumstances from August 31 through December 31, 2007 that would indicate a further assessment was necessary. We had no impairment charges in the years ended December 31, 2006 or 2005.

Interest and Other Income, Net

	2005	2006	2007
	(in thousands, except percentages)

Interest and other income, net	$111,099	$130,017	$154,271
As a percentage of net revenues	2.4%	2.2%	2.0%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture and minority equity investment results and other miscellaneous transactions not related to our primary operations.

Interest and other income, net increased in 2007 as compared to the prior year due primarily to higher cash, cash equivalents, and investments balances and higher interest rates, partially offset by losses from our portion of unconsolidated joint ventures and minority equity investments. The weighted-average interest rate of our cash and interest bearing investments portfolio increased to 4.2% in 2007 from 3.8% in 2006.

Our interest and other income, net increased in total and remained relatively constant as a percentage of net revenues during 2006 as compared to the prior year, primarily as a result of increased interest income due to increased cash, cash equivalents and investments balances and higher interest rates, offset by the lower cash balances due to our stock repurchase activity in 2006. The weighted-average interest rate of our cash and interest bearing investments portfolio increased to 3.8% in 2006 from 2.9% in 2005.

We expect that interest and other income, net, in 2008 will vary primarily based on future interest rates and the level of invested assets, which will be impacted by the extent of our stock repurchase activity, as well as the results of our portion of unconsolidated joint ventures and our minority equity investments.

Interest Expense

	2005	2006	2007
	(in thousands, except percentages)

Interest expense	$3,478	$5,916	$16,600
As a percentage of net revenues	0.1%	0.1%	0.2%

Interest expense consists of interest charges on the amount drawn under our credit agreement and certain accrued contingencies. The increase in interest expense during 2007 compared to the prior year is due primarily to interest charges associated with our borrowings under our credit agreement. In 2008, interest expense may be impacted by our decision to access the available credit under our credit agreement. See additional discussion of our credit agreement in “Note 8 — Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Provision for Income Taxes

	2005	2006	2007
	(In thousands, except percentages)

Provision for income taxes	$467,285	$421,418	$402,600
As a percentage of net revenues	10.3%	7.1%	5.2%
Effective tax rate	30%	27%	54%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes, subsidiary losses and an impairment charge for which we have not provided a benefit and other factors that impact the effective tax rate.

Our effective tax rate in 2007 was 54%, compared to 27% in 2006. The increase was due to the goodwill impairment charge with respect to our Communications reporting unit which is non-deductible for tax purposes, partially offset by a tax benefit from a ruling issued by a tax authority related to prior periods. The lower effective tax rates in 2006 as compared to 2005 resulted primarily from the expansion of our international businesses and from changes in our operations in international markets. We expect our effective tax rate for 2008 to be significantly lower than in 2007.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2005	2006	2007
	(in thousands)

Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$2,009,891	$2,247,791	$2,641,109
Investing activities	(2,452,731)	228,853	(693,146)
Financing activities	471,606	(1,260,687)	(693,392)
Effect of exchange rates on cash and cash equivalents	(45,231)	133,255	303,828

Net (decrease) increase in cash and cash equivalents	$(16,465)	$1,349,212	$1,558,399

We have generated cash from operating activities in amounts greater than net income in 2007, 2006 and 2005, due primarily to non-cash charges to earnings and tax benefits from stock-based compensation. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation, provision for doubtful accounts and authorized credits resulting from increasing revenues and the provision for transaction losses resulting from increased net TPV processed by PayPal. Non-cash charges in 2007 also included a $1.4 billion goodwill impairment charge, whereas there was no impairment charge in the prior years. We expect net cash provided by operating activities to increase due primarily to higher net income.

Cash paid for income taxes in 2007, 2006 and 2005 was $363.0 million, $179.2 million and $40.3 million, respectively, as a substantial portion of our net operating losses and tax credits were utilized in 2005. Beginning in 2006, we were required to make cash payments for U.S. taxes.

Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of equity awards as operating cash flows in the consolidated statement of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting FAS 123(R), $84.8 million and $92.4 million of excess tax benefits for 2007 and 2006, respectively, have been reported as a cash inflow from financing activities.

The net cash used in investing activities in 2007 was due primarily to cash paid for acquisitions and the purchase of property and equipment, partially offset by cash generated by our net investment activity. The net cash provided by investing activities in 2006 reflected the cash generated from our net investment activity offset by the purchase of property and equipment. The net cash used in investing activities in 2005 was due primarily to cash paid for acquisitions and the purchase of property and equipment, offset by cash generated by our net investment activity. Purchases of property and equipment, net totaled $454.0 million in 2007, $515.4 million in 2006, and $338.3 million in 2005 related mainly to purchases of computer equipment and software to support our site operations, customer support and international expansion. Cash expended for acquisitions, net of cash acquired, totaled approximately $863.6 million in 2007, $45.5 million in 2006, and $2.7 billion in 2005. In 2007, acquisition activity primarily consisted of $530.3 million earn out payment related to our 2005 Skype acquisition and our 2007 acquisition of StubHub. In 2006, we acquired Tradera.com. In 2005, acquisition activity primarily consisted of Rent.com, certain international classifieds websites, Shopping.com, Skype and VeriSign’s payment gateway business. In 2008, we expect to continue to purchase property and equipment and expect such purchases to total between 6.5% and 7.0% of revenue. Also, we may acquire businesses with cash, which would impact our investing cash flows.

The net cash flows used in financing activities of $693.4 million in 2007 were due primarily to the repurchase of approximately 44.6 million shares of our common stock for an aggregate purchase price of approximately $1.5 billion, offset by the proceeds from stock option exercises totaling $507.0 million and $200.2 million of proceeds from borrowings under our credit agreement. The net cash flows used in financing activities of $1.3 billion in 2006 were due primarily to the repurchase of approximately 54.5 million shares of our common stock for an aggregate purchase price of approximately $1.7 billion, offset by the proceeds from stock option exercises of $313.5 million. The net cash flows provided by financing activities in 2005 were due primarily to proceeds from stock option exercises of $599.8 million. Prior to 2006, we had not repurchased our common stock under a stock repurchase program. Our future cash flows from equity awards are difficult to project as such amounts are a function of our stock price, the number of options outstanding and the decisions by employees to exercise equity awards. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

In July 2006, our Board authorized the repurchase of up to $2.0 billion of our common stock within two years from the date of authorization. During 2006, we repurchased approximately 54.5 million shares of our common stock at an average price of $30.56 per share for an aggregate purchase price of $1.7 billion. In January 2007, our Board authorized, and we announced, an expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock over the next two years. During 2007, we repurchased approximately 44.6 million shares of our common stock at an average price of $33.42 per share for an aggregate purchase price of $1.5 billion, under this stock repurchase program. In January 2008, our Board authorized, and we announced, another stock repurchase program of up to $2.0 billion of our common stock, giving us the ability to repurchase up to $2.85 billion of our common stock under our combined stock repurchase programs. Share repurchases under our repurchase programs may take a variety of forms, including structured stock repurchase programs and other derivative transactions. We expect to continue to repurchase our common stock in 2008, which would reduce financing cash flows or increase financing cash usage.

The positive effect of exchange rates on cash and cash equivalents during 2007 and 2006 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro. The negative effect of exchange rates on cash and cash equivalents during 2005 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro.

In August 2007, we entered into an amendment to our 2006 credit agreement. The amendment agreement increased the lender commitments and borrowing capacity under the 2006 credit agreement from its prior level of $1.0 billion to $2.0 billion, maintained an option to increase borrowing capacity by an additional $1.0 billion (after giving effect to the $1.0 billion increase described above) and extended the maturity date by an additional year to November 7, 2012. As of December 31, 2007, $1.8 billion was available under the credit agreement.

We believe that existing cash, cash equivalents and investments of approximately $5.0 billion, together with cash generated from operations and cash available through our credit agreement, will be sufficient to fund our operating activities, capital expenditures, stock repurchases and other obligations for the foreseeable future.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following table summarizes our fixed contractual obligations and commitments (in thousands):

	Operating	Purchase
Payments Due By Year Ending December 31,	Leases	Obligations	Total

2008	$64,870	$372,157	$437,027
2009	59,221	105,099	164,320
2010	45,960	58,786	104,746
2011	32,342	45,019	77,361
2012	27,940	42,563	70,503
Thereafter	87,688	643	88,331

	$318,021	$624,267	$942,288

Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

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

The table above does not include liabilities related to unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As we are unable to reasonably predict the timing of settlement of such FIN 48 liabilities, the table does not include $494.3 million of such non-current liabilities recorded on our consolidated balance sheet as of December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that U.S. customers choose to invest in the PayPal Money Market Fund, which totaled approximately $1.8 billion and $1.5 billion as of December 31, 2007 and 2006, respectively. The PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Critical Accounting Policies, Judgments and Estimates

General

The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this report.

Provisions for Doubtful Accounts and Authorized Credits

We are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of actual losses and credits based on our historical experience, are monitored monthly, and are made at the time the related revenue is recognized. The provision for doubtful accounts is recorded as a charge to operating expense, while the authorized credits are recorded as a reduction of revenues. The following table illustrates the provision related to doubtful accounts and authorized credits as a percentage of net revenues for 2005, 2006, and 2007 (in thousands, except percentages):

	Year Ended December 31,
	2005	2006	2007

Net revenues	$4,552,401	$5,969,741	$7,672,329
Provision for doubtful accounts and authorized credits	$89,499	$100,729	$96,461
Provision for doubtful accounts and authorized credits as a % of net revenues	1.97%	1.69%	1.26%

Historically, our actual losses and credits have been consistent with these provisions. However, future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2007, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $19.2 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a 25 basis point deviation from our estimates would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	−25 Basis		+25 Basis
	Points	2007	Points

Provision for doubtful accounts and related authorized credits	$77,280	$96,461	$115,642
Income from operations	632,361	613,180	593,999
Net income	367,432	348,251	329,070
Diluted earnings per share	$0.27	$0.25	$0.24

Provision for Transaction Losses

Our Payments segment is exposed to transaction losses due to credit card and other payment misuse, as well as non-performance of and credit losses from sellers who accept payment through PayPal. We establish allowances for estimated losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, Automated Clearing House (“ACH”) returns, buyer protection program claims and debit card overdrafts. These allowances represent an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those of which we have not yet been notified. The allowances, which involve the use of actuarial techniques, are monitored monthly and are updated based on actual claims data reported by our claims processors. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. The provision for transaction losses is reflected as a general and administrative expense in our consolidated statement of income. At December 31, 2007, the allowance for PayPal transaction losses totaled $80.1 million.

The following table illustrates the provision for transaction losses as a percentage of net TPV from PayPal operations for the years ended December 31, 2005, 2006 and 2007 (in thousands, except percentages):

	Year Ended December 31,
	2005	2006	2007

Total payment volume	$27,485,000	$37,752,000	$47,470,000
Transaction loss expense	$73,773	$126,439	$139,255
As a % of total payment volume	0.27%	0.33%	0.29%

Determining appropriate allowances for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2007, a five basis point deviation from our estimates would have resulted in an increase or decrease in our operating expenses of approximately $23.7 million. The following analysis demonstrates, for illustrative purposes only, the potential effect a five basis point deviation from our estimates would have upon our consolidated financial statements for the year ended December 31, 2007, and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	−5 Basis		+5 Basis
	Points	2007	Points

Transaction loss expense	$115,520	$139,255	$162,990
Income from operations	636,915	613,180	589,444
Net income	371,986	348,251	324,515
Diluted earnings per share	$0.27	$0.25	$0.24

Legal Contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our consolidated statement of income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Item 3: Legal Proceedings” and “Note 8 — Commitments and Contingencies — Litigation and Other Legal Matters” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three businesses.

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2007, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income or against additional paid-in-capital in our consolidated balance sheet to the extent any tax benefits would have otherwise been allocated to equity.

Our U.S. businesses generate sufficient cash flow to fully fund their operating requirements, and we expect that profits earned outside the U.S. will be fully utilized to fund our continued international expansion. Accordingly, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2007, because such earnings are intended to be reinvested indefinitely. In the event that our future international expansion plans change and such amounts are not reinvested indefinitely, we would be subject to U.S. income taxes partially offset by foreign tax credits.

The following table illustrates the effective tax rates for 2005, 2006, and 2007 (in thousands, except percentages):

	Year Ended December 31,
	2005	2006	2007

Provision for income taxes	$467,285	$421,418	$402,600
As a % of income before income taxes	30%	27%	54%

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

Based on our results for the year ended December 31, 2007, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $7.5 million. The following analysis demonstrates, for illustrative purposes only, the potential effect such a one-percentage point deviation change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	−100 Basis		+100 Basis
	Points	2007	Points

Provision for income taxes	$395,091	$402,600	$410,109
Net income	355,760	348,251	340,742
Diluted earnings per share	$0.26	$0.25	$0.25

We adopted the provisions of FIN 48 as of the beginning of 2007. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgement, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

Advertising and Other Revenues

A portion of our net revenues result from fees associated with advertising and other services. Net revenues from advertising are derived principally from the sale of online advertisements for cash and through barter arrangements. Other net revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances. Advertising and other net revenues, including barter transactions, totaled 4% of our consolidated net revenues for 2007 and 3% in 2005 and 2006, and were primarily generated by our Marketplaces segment. Revenue from barter arrangements totaled $1.4 million in 2006 and $6.7 million in 2005. Revenue from barter arrangements was not significant in 2007. Certain judgments are involved in the determination of the appropriate revenue recognition, including, but not limited to, the assessment and allocation of fair values in multiple element arrangements, the appropriateness of gross or net revenue recognition and, for barter transactions, the existence of comparable cash transactions to establish fair values. We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense.

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

At December 31, 2007, our goodwill totaled $6.3 billion and our identifiable intangible assets totaled $596.0 million. We assess the impairment of goodwill of our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to its business model or changes in operating performance. Additionally, certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models, which increase the risk of differences between the projected and actual performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units, particularly, our Communications reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this test, we concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment loss of approximately $1.4 billion during the year ended December 31, 2007. The impairment charge includes the impact of the earn out settlement payment with certain former shareholders of Skype and was determined by comparing the carrying value of goodwill in our Communications reporting unit with the implied fair value of the goodwill. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” in the consolidated financial statements included elsewhere in this report for further details. There was no impairment of goodwill or identifiable intangible assets in 2006 and 2005.

Stock-Based Compensation

On January 1, 2006, we adopted FAS 123(R), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases and restricted stock awards. Stock-based compensation expense recognized for 2007 and 2006 was $301.8 million and $317.4 million, respectively. For 2005, stock-based compensation expense of $31.8 million was recognized under previous accounting standards. See “Note 12 — Benefit Plans” in the consolidated financial statements included elsewhere in this report for additional information.

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts. The weighted-average grant-date fair value of stock options granted during 2007 and 2006 was $10.60 and $10.47 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2006	2007

Risk-free interest rate	4.7%	4.5%
Expected life	3 years	3.5 years
Dividend yield	0%	0%
Expected volatility	36%	37%

Our computation of expected volatility for 2007 and 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. However on December 14, 2007, the FASB issued a proposed staff position that would delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not believe that the adoption of FAS 157 will materially impact our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“FAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not believe that the adoption of FAS 159 will materially impact our financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of operations to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact of this statement.

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

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2007, our fixed income investments earned a pretax yield of approximately 5.3%, with a weighted average maturity of one month. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total fixed-income investment portfolio could decrease (increase) by approximately $0.1 million.

As of December 31, 2007, the carrying value of our cash and cash equivalents approximated fair value and represented approximately 84% of our total cash and investment portfolio, the majority of which were held in bank deposits. We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities.

Equity Price Risk

We are exposed to equity price risk on the marketable portion of equity instruments and equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. We did not record an impairment charge during the years ended December 31, 2007, 2006 or 2005 relating to the other-than-temporary impairment in the fair value of equity investments. At December 31, 2007, the total fair value of our equity instruments and equity method investments was $711.2 million, which represented approximately 14% of our total cash and investment portfolio. As of January 31, 2008, the value of an equity instrument had diminished by approximately $297.3 million due to fluctuations in market value.

Foreign Currency Exposures

We are a growing company, with an increasing proportion of our operations conducted outside the U.S. Our foreign currency exposure continues to evolve as we grow internationally. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations.

International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, certain foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound and Korean won, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. In addition, at December 31, 2007, we held balances in cash and cash equivalents outside the U.S. totaling approximately $4.0 billion.

Our primary foreign currency exposures are transaction, economic and translation:

Transaction Exposure

Around the world, we have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings. As of December 31, 2007, we had outstanding foreign exchange hedge contracts with notional values equivalent to approximately $171.8 million with maturity dates within 31 days. The hedge contracts are used to offset changes in the functional currency value of assets and liabilities denominated in foreign currencies as a result of currency fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in our consolidated statement of income.

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. In addition, we charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. We purchase foreign exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and intercompany transactions denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. Pursuant to Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), we expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/foreign currency exchange rate. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into the financial statements line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

During the years ended December 31, 2007, 2006 and 2005, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges receiving hedge accounting treatment was $515.7 million and $203.0 million as of December 31, 2007 and 2005, respectively. The loss, net of gains, recorded to accumulated other comprehensive income as of December 31, 2007 and 2005 was not significant. We did not have any economic hedges in place as of December 31, 2006.

Translation Exposure

As our international operations grow, fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. We may decide to purchase foreign exchange contracts or other instruments to offset the earnings impact of currency fluctuations. Such contracts will be marked-to-market on a monthly basis and any unrealized gain or loss will be recorded in interest and other income, net.

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2007, was a net translation gain of approximately $645.2 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars in preparing our consolidated statement of income. The effect of foreign exchange rate fluctuations positively impacted our consolidated net revenues and operating income for the year ended December 31, 2007 by approximately $276.2 million and $145.7 million, respectively, compared to the prior year.

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“FAS 52”). Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using either exchange contracts or other instruments. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the year ended December 31, 2007, the realized gains and losses related to these hedges were not significant.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Euro, British pound and Korean won in which our revenues and profits are denominated would result in a decrease/increase to operating income of approximately $13.7 million. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is included in our Code of Business Conduct and Ethics posted on our website at http://investor.ebay.com/governance.cfm. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Each of these documents is available on our website at http://investor.ebay.com/governance.cfm.

ITEM 11:	EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

2.01	Sale and Purchase Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule 1 thereto.		8-K	000-24821	9/15/2005
2.02	Earn Out Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
2.03+	Form of Option Assumption Agreement.		8-K	000-24821	10/18/2005
2.04+	Form of EMI Rollover Agreement.		8-K	000-24821	10/18/2005
2.05	Amendment No. 1 to Earn Out Agreement dated as of December 29, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		10-K	000-24821	2/24/2006
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005
3.02	Registrant’s Amended and Restated By-laws.		8-K	000-24821	1/16/2008
4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02	Registration Rights Agreement dated as of September 11, 2005, by and among Registrant and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10.02+	Registrant’s 1996 Stock Option Plan, as amended.		S-1	333-59097	7/15/1998
10.03+	Registrant’s 1997 Stock Option Plan, as amended.		10-K	000-24821	2/28/2007
10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007
10.05+	Form of Stock Bonus Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.06+	Form of Stock Option Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.07+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007
10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24281	7/27/2007
10.09+	Registrant’s 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007
10.10+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24281	7/27/2007
10.11+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.12+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007
10.13+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007
10.14+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.15+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007
10.16+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.17+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.18+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005
10.19+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007
10.20+	Summary of Compensation Payable to Named Executive Officers.		10-Q	000-24821	4/25/2007
10.21+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998
10.22+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003
10.23+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998
10.24+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	3/25/2002
10.25+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005
10.26+	Offer Letter to Elizabeth Axelrod dated December 7, 2004 and addendum thereto dated February 16, 2005.		8-K	000-24821	3/10/2005
10.27+	Offer Letter to Robert H. Swan dated February 10, 2006.		8-K	000-24821	2/21/2006
10.28+	Letter Agreement regarding supplemental relocation assistance dated July 12, 2006 to Robert H. Swan.		8-K	000-24821	7/13/2006
10.29	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006
10.30	Amendment Agreement dated as of August 2, 2007, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		8-K	000-24821	8/3/2007
10.31	Form of Earn Out Settlement Agreement dated as of September 28, 2007 among Registrant, Skype Luxembourg Holdings S.a.r.l., Skype Technologies S.A., Herho Holdings B.V. and each Earn out Seller.		8-K	000-24821	10/1/2007
21.01	List of Subsidiaries.	X

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement

(b)	See the Exhibits listed under Item 15 (a) (3) above.

(c)	The financial statement schedules required by this item are listed under Item 15 (a) (2) above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006. As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  Pricewaterhouse Coopers LLP

San Jose, California
February 28, 2008

eBay Inc.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2006	2007
	(in thousands, except
	par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$2,662,792	$4,221,191
Short-term investments	554,841	676,264
Accounts receivable, net	393,195	480,557
Funds receivable	399,297	427,337
Other current assets	960,461	1,317,156

Total current assets	4,970,586	7,122,505
Long-term investments	277,853	138,237
Property and equipment, net	998,196	1,120,452
Goodwill	6,544,278	6,257,153
Intangible assets, net	682,977	596,038
Other assets	20,121	131,652

Total assets	$13,494,011	$15,366,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,392	$156,613
Funds payable and amounts due to customers	1,159,952	1,513,578
Accrued expenses and other current liabilities	681,669	1,151,139
Deferred revenue and customer advances	128,964	166,495
Income taxes payable	464,418	111,754

Total current liabilities	2,518,395	3,099,579
Deferred and other tax liabilities, net	31,784	510,557
Other liabilities	39,200	51,299

Total liabilities	2,589,379	3,661,435

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,368,512 and 1,350,219 shares outstanding	1,431	1,458
Additional paid-in capital	8,034,282	8,996,303
Treasury stock at cost, 62,250 and 107,522 shares	(1,669,428)	(3,184,981)
Retained earnings	3,842,150	4,190,546
Accumulated other comprehensive income	696,197	1,701,276

Total stockholders’ equity	10,904,632	11,704,602

Total liabilities and stockholders’ equity	$13,494,011	$15,366,037

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2005	2006	2007
	(in thousands, except per share amounts)

Net revenues	$4,552,401	$5,969,741	$7,672,329
Cost of net revenues	818,104	1,256,792	1,762,972

Gross profit	3,734,297	4,712,949	5,909,357

Operating expenses:
Sales and marketing	1,185,929	1,619,857	1,925,393
Product development	328,191	494,695	619,727
General and administrative	649,529	978,363	1,156,015
Amortization of acquired intangible assets	128,941	197,078	204,104
Impairment of goodwill	—	—	1,390,938

Total operating expenses	2,292,590	3,289,993	5,296,177

Income from operations	1,441,707	1,422,956	613,180
Interest and other income, net	111,099	130,017	154,271
Interest expense	(3,478)	(5,916)	(16,600)

Income before income taxes	1,549,328	1,547,057	750,851
Provision for income taxes	(467,285)	(421,418)	(402,600)

Net income	$1,082,043	$1,125,639	$348,251

Net income per share:
Basic	$0.79	$0.80	$0.26

Diluted	$0.78	$0.79	$0.25

Weighted average shares:
Basic	1,361,708	1,399,251	1,358,797

Diluted	1,393,875	1,425,472	1,376,174

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2006	2007
	(in thousands)

Net income	$1,082,043	$1,125,639	$348,251

Other comprehensive (loss) income:
Foreign currency translation	(140,459)	588,150	645,202
Unrealized gains on investments	1,922	8,327	589,566
Unrealized gains (losses) on cash flow hedges	1,297	(194)	(175)
Estimated tax provision on above items	(1,272)	(3,216)	(229,514)

Net change in accumulated other comprehensive (loss) income	(138,512)	593,067	1,005,079

Comprehensive income	$943,531	$1,718,706	$1,353,330

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2005	2006	2007
	(in thousands)

Common stock:
Balance, beginning of year	$1,347	$1,412	$1,431
Common stock issued	65	19	27

Balance, end of year	1,412	1,431	1,458

Additional paid-in-capital:
Balance, beginning of year	4,855,983	7,272,742	8,034,282
Common stock and stock based awards issued and assumed	1,862,199	331,899	517,288
Stock-based compensation	107,981	326,616	306,453
Stock option income tax benefit	446,579	148,565	130,667
Structured stock repurchases	—	—	7,613
Reclassification to additional paid-in-capital on adoption of FAS 123(R)	—	(45,540)	—

Balance, end of year	7,272,742	8,034,282	8,996,303

Unearned stock-based compensation:
Balance, beginning of year	(4,825)	(45,540)	—
Unearned stock-based compensation, net of cancellations	(64,726)	—	—
Amortization of unearned stock-based compensation	24,011	—	—
Reclassification to additional paid-in-capital on adoption of FAS 123(R)	—	45,540	—

Balance, end of year	(45,540)	—	—

Treasury stock at cost:
Balance, beginning of year	(274)	(274)	(1,669,428)
Common stock repurchased, net	—	(1,669,154)	(1,515,553)

Balance, end of year	(274)	(1,669,428)	(3,184,981)

Retained earnings:
Balance, beginning of year	1,634,468	2,716,511	3,842,150
Cumulative effect of adoption of FIN 48	—	—	145
Net income	1,082,043	1,125,639	348,251

Balance, end of year	2,716,511	3,842,150	4,190,546

Accumulated other comprehensive income:
Balance, beginning of year	241,642	103,130	696,197
Change in unrealized gains on investments, net of tax	1,169	5,033	360,047
Change in unrealized gains (losses) on cash flow hedges, net of tax	778	(116)	(170)
Foreign currency translation adjustment	(140,459)	588,150	645,202

Balance, end of year	103,130	696,197	1,701,276

Total stockholders’ equity	$10,047,981	$10,904,632	$11,704,602

Number of Shares
Common stock:
Balance, beginning of year	1,338,608	1,404,183	1,368,512
Common stock issued	65,575	19,048	26,979
Common stock repurchased/forfeited	—	(54,719)	(45,272)

Balance, end of year	1,404,183	1,368,512	1,350,219

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(in thousands)

Cash flows from operating activities:
Net income	$1,082,043	$1,125,639	$348,251
Adjustments:
Provisions for doubtful accounts and authorized credits	89,499	100,729	96,461
Provision for transaction losses	73,773	126,439	139,255
Depreciation and amortization	378,165	544,552	601,707
Impairment of goodwill	—	—	1,390,938
Stock-based compensation	31,772	317,410	301,813
Deferred income taxes	91,690	(227,850)	(123,371)
Tax benefit from stock based compensation	267,142	148,565	143,203
Excess tax benefits from stock-based compensation	—	(92,371)	(84,830)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(151,993)	(169,750)	(185,616)
Funds receivable	(132,606)	(146,900)	(25,780)
Other current assets	(49,371)	(443,530)	(416,277)
Other non-current assets	(4,612)	10,126	(88,717)
Accounts payable	564	32,986	36,954
Funds payable and amounts due to customers	251,870	575,137	336,875
Accrued expenses and other liabilities	17,062	(31,022)	(18,825)
Deferred revenue and customer advances	3,646	47,859	37,807
Income taxes payable and other tax liabilities	61,247	329,772	151,261

Net cash provided by operating activities	2,009,891	2,247,791	2,641,109

Cash flows from investing activities:
Purchases of property and equipment, net	(338,281)	(515,448)	(453,967)
Proceeds from sale of corporate aircraft	28,290	—	—
Purchases of investments	(1,324,353)	(583,263)	(270,676)
Maturities and sales of investments	1,928,539	1,380,227	888,757
Acquisitions, net of cash acquired	(2,732,230)	(45,505)	(863,565)
Other	(14,696)	(7,158)	6,305

Net cash (used in) provided by investing activities	(2,452,731)	228,853	(693,146)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	599,845	313,482	506,955
Repurchases of common stock, net	—	(1,666,540)	(1,485,397)
Excess tax benefits from stock-based compensation	—	92,371	84,830
Payment of headquarters facility lease obligation	(126,390)	—	—
Principal payments on long-term obligations	(1,849)	—	—
Proceeds from borrowings under credit agreement	—	—	200,220

Net cash provided by (used in) financing activities	471,606	(1,260,687)	(693,392)

Effect of exchange rate changes on cash and cash equivalents	(45,231)	133,255	303,828

Net (decrease) increase in cash and cash equivalents	(16,465)	1,349,212	1,558,399
Cash and cash equivalents at beginning of period	1,330,045	1,313,580	2,662,792

Cash and cash equivalents at end of period	$1,313,580	$2,662,792	$4,221,191

Supplemental cash flow disclosures:
Cash paid for interest	$3,478	$5,916	$10,474
Cash paid for income taxes	40,256	179,169	363,047
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	107,862	—	10,361
Common stock issued for acquisition	1,262,674	18,436	—

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

eBay has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay website, our classifieds websites, Half.com, our comparison shopping site (Shopping.com), our secondary tickets platform (StubHub), and Rent.com. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals or businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (VoIP) calls between Skype users, as well as provides low-cost connectivity to traditional fixed-line and mobile telephones.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, advertising and other net revenues, stock-based compensation and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in private entities where we hold more than a 20% but less than a 50% ownership interest are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

Certain prior period balances have been reclassified to conform to the current period presentation.

Fair value of financial instruments

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. Our financial instruments, including cash, cash equivalents, accounts

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable, funds receivable, accounts payable, funds payable and amounts due to customers are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

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

Derivative instruments

We use derivative financial instruments primarily foreign exchange currency contracts to hedge foreign currency risk. We also may use other derivative instruments not designated as hedges such as forwards to hedge foreign currency balance sheet exposures. We do not use derivative financial instruments for speculative purposes. We account for our derivative and hedging activities pursuant to Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our consolidated balance sheet. See “Note 6 — Derivative Instruments” for a full description of our derivative financial instrument activities and related accounting policies

Concentrations of credit risk

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

During the years ended December 31, 2005, 2006, and 2007, no customers accounted for more than 10% of net revenues. As of December 31, 2006 and 2007, no customers accounted for more than 10% of net accounts receivable.

Allowances for transaction losses

Our Payments segment is exposed to transaction losses due to credit card and other payment misuse, as well as non-performance of and credit losses from sellers who accept payment through PayPal. We establish allowances for estimated losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant related chargebacks due to non-delivery of goods or services, Automated Clearing House (“ACH”) returns, buyer protection program claims and debit card overdrafts. These allowances represent an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those of which we have not yet been notified. The allowances, which involve the use of actuarial techniques, are monitored monthly and are updated based on actual claims data reported by our claims processors. The allowances are based on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance, in the form of provisions, are reflected as a general and administrative expense in our consolidated statement of income. At December 31, 2006 and 2007, the allowance for transaction losses totaled $79.5 million and $80.1 million, respectively, and was included as an offset to other current assets and accrued expenses and other current liabilities in our consolidated balance sheet.

Foreign currency

Certain of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss).

Realized gains and losses from foreign currency transactions are recognized as interest and other income, net.

Funds receivable and funds payable

Funds receivable and payable relate to our Payments segment and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money to their bank account or through a debit card transaction, there is a clearing period before the cash is received or settled by PayPal, usually one to three business days for U.S. transactions, and up to five business days for international transactions. Hence, these funds are treated as a receivable or payable, as the case may be, until the cash is settled.

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

All customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheet. These off-balance sheet funds totaled approximately $1.5 billion and $1.8 billion as of December 31, 2006 and 2007, respectively. These off-balance sheet funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in the PayPal Money Market Fund. The PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment test as of August 31, 2007. As a result of this test, we concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment charge of approximately $1.4 billion during the year ended December 31, 2007. The impairment charge includes the impact of the earn out settlement payment to certain former shareholders of Skype and was determined by comparing the carrying value of goodwill in our Communications reporting unit with the implied fair value of the goodwill. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” for further details. There were no events or circumstances from that date through December 31, 2007 that would impact this assessment.

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

Our Marketplaces segment generates transaction revenues for listing, final value fee and feature fees and lead referral fees. Listing and feature fee revenues are recognized ratably over the estimated period of the listing, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Lead referral fee revenue is generated from lead referral fees based on the number of times a user clicks through to a merchant’s website from our websites. Lead referral fees are recognized in the period in which the user clicks through to the merchant’s website.

Our Payments segment earns transaction revenues from processing transactions for certain customers. Revenues resulting from a payment processing transaction are recognized once the transaction is complete.

Our Communications segment revenues are recognized when the related service offering is provided. The majority of Communications segment transaction revenues are prepaid. We record customer advances for prepaid amounts in excess of revenues recognized as a current liability.

Our advertising revenues are derived principally from the sale of online advertisements. To date, the duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appears in pages viewed by users of our websites) are delivered; as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Barter transactions are valued on amounts realized in similar cash transactions occurring within six months prior to the date of the barter transaction. To the extent that significant delivery obligations remain at the end of a period or collection of the resulting account receivable is not considered probable, revenues are deferred until the obligation is satisfied or the uncertainty is resolved. These amounts are included in deferred revenues in our consolidated balance sheet. Revenue from barter arrangements totaled $6.7 million and $1.4 million for the years ended December 31, 2005 and 2006 respectively, with the reciprocal arrangements being recognized as an operating expense. Revenue from barter arrangements was not significant in 2007. The services are normally received in the same period in which the reciprocal services are provided. In certain circumstances, we are required to record, as a reduction of revenue, payments to a party who is also a customer. These payments primarily consist of certain promotional activities which result in payments to our users.

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

We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense. For revenue agreements with multiple deliverables we ensure all undelivered elements are accounted for at fair value and recognized as revenue when delivered.

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

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, pay-per-click, or on a straight-line basis over the term of the contract. Advertising expenses totaled $665.1 million, $871.0 million and $1.0 billion during the years ended December 31, 2005, 2006, and 2007, respectively.

Stock-based compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“FAS 123(R)”) using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006 and 2007, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize compensation expense using the accelerated amortization method under FIN 28. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2006 and 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through the income statement.

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

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. However on December 14, 2007, the FASB issued a proposed staff position that would delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not believe that the adoption of FAS 157 will materially impact our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not believe that the adoption of FAS 159 will materially impact our financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of operations to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact of this statement.

Note 2 — Net Income Per Share:

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options, restricted stock units and nonvested stock is reflected in diluted earnings per share by application of the treasury stock method, which starting on January 1, 2006, includes consideration of stock-based compensation required by FAS 123(R). The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2006	2007

Numerator:
Net income	$1,082,043	$1,125,639	$348,251

Denominator:
Weighted average common shares	1,361,748	1,403,455	1,359,282
Weighted average nonvested common stock subject to forfeiture/repurchase	(40)	(4,204)	(485)

Denominator for basic calculation	1,361,708	1,399,251	1,358,797
Weighted average effect of dilutive securities:
Weighted average nonvested common stock subject to forfeiture/repurchase	40	4,204	485
Employee stock options	32,127	22,017	16,892

Denominator for diluted calculation	1,393,875	1,425,472	1,376,174

Net income per share:
Basic	$0.79	$0.80	$0.26

Diluted	$0.78	$0.79	$0.25

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of diluted income per share excludes all anti-dilutive shares. For the years ended December 31, 2005, 2006 and 2007, the number of anti-dilutive shares, as calculated based on the average closing price of our common stock for the period, amounted to approximately 26.7 million, 73.7 million and 83.4 million shares, respectively.

Note 3 —	Business Combinations, Goodwill and Intangible Assets:

Our purchase acquisitions in 2007, 2006 and 2005 with aggregate purchase prices in excess of $100 million were as follows:

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

The results of operations for periods prior to our acquisition of StubHub, were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

In 2006, we did not make any acquisitions with a total aggregate purchase price in excess of $100 million.

In 2005, we acquired Rent.com, Shopping.com, Skype and VeriSign’s payment gateway business for an aggregate purchase price of approximately $4.1 billion, resulting in goodwill of $3.4 billion and identifiable intangible assets of $0.6 billion.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill information for each segment is as follows (in thousands):

	December 31,	Goodwill	Earn Out	Impairment		December 31,
	2006	Acquired	Settlement	of Goodwill	Adjustments	2007

Reportable segments:
Marketplaces	$2,648,027	$285,508	$—	$—	$83,264	$3,016,799
Payments	1,348,633	—	—	—	(260)	1,348,373
Communications	2,574,979	—	530,334	(1,390,938)	204,966	1,919,341

	$6,571,639	$285,508	$530,334	$(1,390,938)	$287,970	$6,284,513

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. Goodwill related to our equity method investments, included above, was approximately $27.4 million as of December 31, 2006 and 2007.

The changes in goodwill during the year ended December 31, 2007 were substantially due to the recording of goodwill for completed acquisitions, the earn out settlement with certain former shareholders of Skype, impairment charges related to Skype and foreign currency translation adjustments.

We conducted our annual impairment test of goodwill as of August 31, 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this test, we concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment charge of approximately $1.4 billion during the year ended December 31, 2007. The impairment charge includes the impact of the earn out settlement payment described below and was determined by comparing the carrying value of goodwill in our Communications reporting unit with the implied fair value of the goodwill. We determined the fair value of the Communications reporting unit using the income approach, which requires estimates of future operating results and cash flows discounted using an estimated discount rate. Our estimates resulted from an updated long-term financial outlook developed as part of our strategic planning cycle conducted annually during our third quarter. Our estimates of future operating results for our Communications reporting unit are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of the Communications reporting unit.

In conjunction with our acquisition of Skype in 2005, we agreed to certain performance-based earn out payments. During the year ended December 31, 2007, we entered into an earn out settlement agreement with each of the former shareholders of Skype who had elected the earn out alternative at the time of the acquisition, under which we were relieved of all obligations under the original earn out agreement in exchange for an aggregate cash payment of €375.1 million, or approximately $530.3 million. Goodwill was recorded because the earn out settlement amount was considered additional purchase price.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2006				December 31, 2007
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life	Amount	Amortization	Amount	Economic Life
				(years)				(years)

Intangible assets:
Customer lists and user base	$545,527	$(240,340)	$305,187	6	$588,714	$(334,864)	$253,850	6
Trademarks and trade names	480,358	(171,390)	308,968	5	572,918	(292,854)	280,064	5
Developed technologies	103,351	(63,912)	39,439	4	125,504	(85,441)	40,063	4
All other	58,115	(26,232)	31,883	4	62,052	(38,546)	23,506	4

	$1,187,351	$(501,874)	$685,477		$1,349,188	$(751,705)	$597,483

All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the year ended December 31, 2007 resulted primarily from certain intangible assets acquired as part of our acquisition of the outstanding shares of StubHub as well as other acquisitions completed during the year. The net carrying amount of intangible assets related to our equity investments, included above, totaled approximately $2.5 million and $1.4 million, as of December 31, 2006 and 2007, respectively. Aggregate amortization expense for intangible assets totaled $136.4 million, $220.0 million and $229.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. Included in amortization of intangibles for the year ended December 31, 2006, is a charge of $10.9 million for in-process research and development related to an asset purchase completed during the period.

Expected future intangible asset amortization from acquisitions completed as of December 31, 2007 is as follows (in thousands):

Fiscal Years:
2008	$233,146
2009	211,653
2010	117,315
2011	25,530
2012	9,756
Thereafter	83

$597,483

Note 4 —	Segments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since October 14, 2005, the results from our Communications segment reflect Skype’s operations. The following table summarizes the financial performance of our reporting segments (in thousands):

	Year Ended December 31, 2005
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$3,499,137	$1,028,455	$24,809	$4,552,401
Direct costs	2,008,215	725,616	25,821	2,759,652

Direct contribution	1,490,922	302,839	(1,012)	1,792,749

Operating expenses and indirect costs of net revenues				351,042

Income from operations				1,441,707
Interest and other income, net				111,099
Interest expense				(3,478)

Income before income taxes				$1,549,328

	Year Ended December 31, 2006
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$4,334,290	$1,440,530	$194,921	$5,969,741
Direct costs	2,503,961	1,102,919	221,819	3,828,699

Direct contribution	1,830,329	337,611	(26,898)	2,141,042

Operating expenses and indirect costs of net revenues				718,086

Income from operations				1,422,956
Interest and other income, net				130,017
Interest expense				(5,916)

Income before income taxes				$1,547,057

	Year Ended December 31, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$5,363,891	$1,926,616	$381,822	$7,672,329
Direct costs	3,017,895	1,534,627	337,338	4,889,860

Direct contribution	2,345,996	391,989	44,484	2,782,469

Operating expenses and indirect costs of net revenues				2,169,289

Income from operations				613,180
Interest and other income, net				154,271
Interest expense				(16,600)

Income before income taxes				$750,851

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, site operations expenses, product development expenses, billing operations, certain

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology and facilities expenses, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Segment managers do not have discretionary control over expenses such as our corporate center costs (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, stock-based compensation expenses and impairment of goodwill, as they are not evaluated in the measurement of segment performance.

The following tables summarize the allocation of net revenues and the long-lived assets based on geography (in thousands):

	December 31,
	2005	2006	2007

U.S	$2,471,273	$3,108,986	$3,742,674
Germany	718,137	895,993	1,030,165
United Kingdom	593,423	778,185	1,074,486
Rest of world	769,568	1,186,577	1,825,004

Total net revenues	$4,552,401	$5,969,741	$7,672,329

	December 31,
	2006	2007

U.S	$917,887	$1,018,645
International	100,430	142,537

Total long-lived tangible assets	$1,018,317	$1,161,182

Net revenues attributed to the U.S. and international geographies are based upon the country in which the seller, payment recipient, advertiser or end-to-end service provider is located, as the case may be. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

Note 5 —	Investments:

At December 31, 2006 and 2007, short and long-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows (in thousands):

	December 31, 2006
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash	$12,684	$54	$—	$12,738
Corporate debt securities	433,192	36	(640)	432,588
Government and agency securities	109,652	1	(138)	109,515

	$555,528	$91	$(778)	$554,841

Long-term investments:
Restricted cash	$2,045	$—	$—	$2,045
Corporate debt securities	210,159	158	—	210,317

	$212,204	$158	$—	$212,362

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash	$17,401	$9	$—	$17,410
Corporate debt securities	37,802	—	(644)	37,158
Government and agency securities	1,025	2	—	1,027
Time deposits and other	22,428	—	—	22,428
Equity instruments	8,507	589,734	—	598,241

	$87,163	$589,745	$(644)	$676,264

Long-term investments:
Restricted cash	$8,852	$—	$—	$8,852
Corporate debt securities	16,465	5	(8)	16,462

	$25,317	$5	$(8)	$25,314

The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$35,923	$(644)	$5,022	$(8)	$40,945	$(652)

Our investment portfolio consists of both corporate and government securities that have a maximum maturity of five years. The corporate and government securities that we invest in are generally deemed to be low risk, based on their credit rating from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in ratings and interest rates. We expect to realize the full value of all these investments upon maturity or sale. As of December 31, 2007, the losses on these securities have an average remaining duration of approximately one month. Restricted cash is held primarily in money market funds and interest bearing accounts for letters of credit related primarily to various lease arrangements.

Effective during 2007, we began to account for our investment in MercadoLibre as an available-for-sale marketable equity security due to MercadoLibre’s initial public offering of its common stock in August of 2007. As of December 31, 2007, our investment was recorded at fair value and reported as a short-term investment with unrealized gains, net of tax, excluded from earnings and reported as a component of accumulated other comprehensive income.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2007 are as follows (in thousands):

December 31,
2007

One year or less (including restricted cash of $17,410)	$78,023
One year through two years	16,462
Two years through three years	—
Restricted cash of $8,852 within 10 years	8,852

$103,337

Equity and cost method investments

We have certain investments accounted for using the equity and cost method of accounting totaling $65.5 million in 2006 and $112.9 million in 2007. The total of these investments, including identifiable intangible assets, deferred tax liabilities and goodwill, are classified on our balance sheet as long-term investments. Our consolidated results of operations include, as a component of other income, our share of the net income or loss of the equity method investments together with amortization expense relating to acquired intangible assets. Our share of the results of investees’ results of operations is not significant for any period presented.

Note 6 —	Derivative Instruments:

We recognize all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statement of income or accumulated other comprehensive income (loss). For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into the financial statements line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

Transaction Exposure

As of December 31, 2007, we had outstanding foreign exchange hedge contracts with notional values equivalent to approximately $171.8 million with maturity dates within 31 days. The hedge contracts are used to offset changes in non-US dollar denominated functional currency value of assets and liabilities as a result of foreign exchange rate fluctuations. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in interest and other income, net.

Translation Exposure

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Financial Accounting Standards No. 52 “Foreign Currency Translation” (“FAS 52”). Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using foreign exchange contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss). During the years ended December 31, 2005, 2006 and 2007, the realized gains and losses related to these hedges were not significant.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. In addition, we charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. We purchase foreign currency exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and intercompany transactions denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. Pursuant to FAS 133, we expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/foreign currency exchange rate. Accordingly, we record as a component of accumulated other comprehensive income all unrealized gains and losses related to the foreign exchange contracts that receive hedge accounting treatment. During the years ended December 31, 2006 and 2007, the realized gains and losses related to these hedges were not significant. For derivative instruments designated as hedges, hedge ineffectiveness, determined in accordance with FAS 133, did not have a significant impact on earnings for years ended December 31, 2005, 2006, or 2007. The notional amount of our economic hedges receiving cash flow hedge accounting treatment was $515.7 million as of December 31, 2007. The losses, net of gains, recorded to accumulated other comprehensive income as of December 31, 2007 were not significant. Amounts included in accumulated other comprehensive income at December 31, 2007 will be subsequently reclassified into the financial statements line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. We did not have any economic hedges in place as of December 31, 2006.

Note 7 —	Balance Sheet Components:

	December 31,
	2006	2007
	(in thousands)

Accounts receivable, net:
Accounts receivable	$476,060	$576,774
Allowance for doubtful accounts	(68,401)	(82,090)
Allowance for authorized credits	(14,464)	(14,127)

	$393,195	$480,557

	December 31,
	2006	2007
	(in thousands)

Other current assets:
Customer accounts	$763,757	$1,086,241
Prepaid expenses	64,003	70,189
Deferred tax assets, net	67,879	—
Prepaid income taxes	—	70,364
Other	64,822	90,362

	$960,461	$1,317,156

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2007
	(in thousands)

Property and equipment, net:
Computer equipment and software	$1,274,282	$1,651,134
Land and buildings, including building improvements	355,222	399,948
Leasehold improvements	197,835	237,822
Furniture and fixtures	77,915	90,800
Aviation equipment and other	40,836	52,202

	1,946,090	2,431,906
Accumulated depreciation	(947,894)	(1,311,454)

	$998,196	$1,120,452

During the years ended December 31, 2006 and 2007, we capitalized $79.6 million and $110.6 million of software development costs, respectively, the majority of which relates to site and other product development efforts. Total depreciation expense on our property and equipment was $240.6 million in 2005, $324.6 million in 2006 and $372.5 million in 2007.

	December 31,
	2006	2007
	(in thousands)

Accrued expenses and other current liabilities:
Acquisition related accrued expenses	$11,092	$10,219
Compensation and related benefits	162,889	221,514
Advertising	97,416	104,817
Contractors and consultants	59,371	77,401
Professional fees	62,940	70,507
PayPal transaction loss accrual	32,140	28,506
VAT accrual	61,653	68,542
Borrowings from credit agreement	—	200,220
Deferred tax liabilities, net	—	150,080
Other current liabilities	194,168	219,333

	$681,669	$1,151,139

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain transactions that result in overdrafts of customer accounts are included in the transaction loss reserve and are recorded as an offset to other current assets. As of December 31, 2006 and December 31, 2007, these balances were $47.5 million and $51.6 million, respectively.

	December 31,
	2006	2007
	(in thousands)

Accumulated other comprehensive income
Foreign currency translation	$696,458	$1,341,660
Unrealized (losses) gains on investments	(521)	589,045
Unrealized losses on cash flow hedges	—	(175)
Estimated tax benefit (provision) on above items	260	(229,254)

	$696,197	$1,701,276

Note 8 —	Commitments and Contingencies:

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases, at December 31, 2007, are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2008	$64,870
2009	59,221
2010	45,960
2011	32,342
2012	27,940
Thereafter	87,688

Total minimum lease payments	$318,021

Rent expense in the years ended December 31, 2005, 2006 and 2007 totaled $14.4 million, $25.8 million, and $35.4 million respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $8.2 million in sublease income through 2012. There were no material capital leases at December 31, 2006 or 2007.

Credit Agreement

In November 2006, we entered into a credit agreement which provided for an unsecured $1.0 billion five-year revolving credit facility. Loans under the credit agreement bore interest at either (i) LIBOR plus a margin ranging from 0.25 percent to 0.45 percent or (ii) a formula based on the Bank of America, or Agent’s, prime rate or on the federal funds effective rate.

In August 2007, we entered into an amendment to our 2006 credit agreement. The amendment increased the lender commitments and borrowing capacity under the 2006 credit agreement from its prior level of $1.0 billion to $2.0 billion, maintained an option to increase borrowing capacity by an additional $1.0 billion (after giving effect to the $1.0 billion increase described above) and extended the maturity date by an additional year to November 7, 2012. Loans under the amended credit agreement will bear interest at LIBOR plus a margin ranging from 0.20 percent to 0.50 percent. Subject to certain conditions stated in the credit agreement, we may borrow, prepay and reborrow amounts under the credit facility at any time during the term of the credit agreement. Funds borrowed

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes of eBay and its subsidiaries. We entered into the 2006 credit agreement in order to enhance our financial flexibility. As of December 31, 2007, we had $200.2 million outstanding under our credit agreement and these amounts were included within accrued expenses and other current liabilities on the consolidated balance sheet. The interest rate as of December 31, 2007 was 5.06%. As of December 31, 2007, we were in compliance with the financial covenants associated with the credit agreement.

Litigation and Other Legal Matters

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates in the regional court of Cologne, Germany. The suit subsequently was transferred to the regional court in Düsseldorf, Germany. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a written decision was issued in June 2007. The court’s decision found that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing. In July 2007, the German Federal Supreme Court extended the reach of the Rolex decision in IVD v. eBay. The court held that (i) in certain circumstances, a duty of care could be found to exist to competitors requiring eBay to take reasonable measures to prevent illegal items from being listed (even where the competitors were not directly harmed) and (ii) such duty would extend to listings by the same seller in the same category (not just identical listings). Prior to these decisions, we had implemented proactive measures to find and remove illegal listings from our websites; these decisions may require us to undertake further efforts and will subject us to liability if our efforts are deemed to be insufficient. We expect that this ruling will likely result in increased costs and litigation against us in Germany although we do not currently believe that it will require a major change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 37 million in damages. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for non-compliance of consumer protection laws or in connection with paid search advertisements.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial in 2003, the jury returned a verdict finding that we had willfully infringed the patents relating to multiple database searching and electronic consignment systems, and the court entered judgment for MercExchange in the amount of approximately $30 million, plus pre-judgment interest and post-judgment interest. The U.S. Court of Appeals for the Federal Circuit later reduced the award to $25.5 million. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court remanded the case back to the district court for further action. In parallel with the federal court proceedings, at our request, the U.S. Patent and Trademark Office agreed to reexamine each of the patents in the suit, finding that substantial questions existed regarding the validity of the claims contained in them. In separate actions in 2005, the Patent and Trademark Office initially rejected all of the claims contained in the three patents in suit. In September 2007, the Patent and Trademark Office tentatively approved some of the claims and rejected others contained in the patent that underlies the jury verdict, which relates to electronic consignment systems. We requested that the district court stay all proceedings in the case pending the final outcome of the reexamination proceedings, and MercExchange has renewed its request that the district court grant an injunction. In July 2007, the court denied MercExchange’s request for an injunction and ruled that the proceedings related to one of the patents will be stayed and another of the patents will not be stayed pending action by the Patent and Trademark Office. MercExchange appealed the court’s order denying the injunction, and we filed a motion seeking that the court find the non-stayed patent invalid. In December 2007, the district court ruled that it could not consider eBay’s motions for judgment as a matter of law and a new trial, because it viewed the 2003 verdict for MercExchange (amounting to approximately $30 million, plus interest) as final, subject to an accounting. We have appealed that ruling.

With the appeals pending, in February 2008, the parties agreed to settle to dismiss all claims and appeals stemming from the lawsuit. As a part of the settlement, eBay will purchase all three patents involved in the lawsuit, and related technology and inventions, as well as a license to another search-related patent portfolio that was not asserted in the lawsuit. These assets will allow eBay to further enhance its operations and trust and safety effort on its ecommerce sites. The reserves recorded in our consolidated financial statements properly reflect our liability as of December 31, 2007 in connection with this settlement.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed fact discovery and claim construction briefing. The pretrial conference is scheduled for June 2008, and we expect a trial date to be scheduled for summer 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In August 2006, Peer Communications Corporation filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 6-06CV-370) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed two patents owned by Peer Communications relating to uniform network access. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The parties are in the process of conducting discovery and claim construction briefing, and a trial date has been scheduled for October 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In September 2006, Mangosoft Intellectual Property, Inc. filed a lawsuit in the U.S. District Court for the Eastern District of Texas (No. 2-06CV-390) alleging that eBay Inc., Skype Technologies S.A., and Skype Software S.a.r.l. infringed a patent owned by Mangosoft relating to dynamic directory services. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and not infringed. We received an initial scheduling order from the court that sets some discovery deadlines, but not a trial date. The parties are in the process of conducting discovery We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, our StubHub subsidiary was sued in the U.S. District Court for the Central District of California (No. CV-07-1328) in a purported class action lawsuit alleging that StubHub violated the Fair and Accurate Credit Transaction Act by allegedly printing receipts containing more than the last five digits of a credit card number or the expiration date of a credit card by showing the same on an on-screen receipt. The complaint seeks compensatory and punitive damages and attorneys fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In May 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. Netcraft Corporation has appealed the judgment.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopziila, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, interest, costs, and fees. The defendants have moved to transfer venue and the parties are conducting discovery. Fact discovery cutoff is scheduled for July 2009, and trial is tentatively scheduled for October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In October 2007, Flexiworld Technologies, Inc. filed a lawsuit in Western District of Washington (No. 3:07-CV-05565-BHS) alleging that Skype infringed its patent titled “Apparatus, Methods, and Systems for Anonymous Communication.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. Flexiworld has not yet served Skype. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In December 2007, Klausner Technologies Inc. filed a lawsuit in Eastern District of Texas (No. 2-07CV-525) alleging that eBay, Apple, AT&T Corp., AT&T Mobility, Comcast Corp., CSC Holdings, GotVoice Inc. and Simulscribe infringed Klausner’s patent titled “Telephone Answering Service Linking Displayed Data with Recorded Audio Message” (some of the defendants, but not eBay, are accused of infringing a second Klausner patent). The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. Klausner has served its complaint but agreed to an extension of time to answer. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of the earn out settlement agreement with the former shareholders of Skype who had elected the earn out alternative at the time of the acquisition (See “Note 3 — Business Combinations, Goodwill and Intangible Assets” in these consolidated financial statements for further details), we agreed that if, on or prior to March 31, 2008, eBay sells or transfers to an unaffiliated third party securities representing greater than 50% of the outstanding voting power of, or economic interest in, Skype or all or substantially all of the assets of Skype and its subsidiaries, taken as a whole, we would pay up to an additional €138.4 million, or approximately $195.2 million, in the aggregate, to these former shareholders of Skype.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal’s customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 9 —	Related Party Transactions:

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

All contracts with related parties are at rates and terms that we believe are comparable with those entered into with independent third parties. There were no material related party transactions in 2005, 2006 and 2007. As of December 31, 2007, there were no significant amounts payable or amounts receivable from related parties.

Note 10 —	Preferred Stock:

We are authorized, subject to limitations prescribed by Delaware law: to issue Preferred Stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any further vote or action by the stockholders. At December 31, 2006 and 2007, there were 10 million shares of $0.001 par value Preferred Stock authorized for issuance, and no shares issued or outstanding.

Note 11 —	Common Stock:

Our Certificate of Incorporation, as amended, authorizes us to issue 3,580 million shares of common stock. A portion of the shares outstanding are subject to repurchase or forfeiture over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2006 and 2007 there were 551,676 and 431,202 shares subject to repurchase rights or forfeiture, respectively.

At December 31, 2007, we had reserved 210.9 million shares of common stock available for future issuance under our stock option plans, including 126.7 million shares related to outstanding stock options and restricted stock units and 84.2 million shares available for future grant. In addition, as of December 31, 2007, we had reserved approximately 4.0 million shares of common stock available for future issuance under our deferred stock unit plan, and approximately 5.2 million shares of common stock available for future issuance under our employee stock purchase plan.

Treasury Stock

In June 2006, our Board of Directors authorized a stock repurchase program for $2.0 billion of our common stock, excluding broker commissions. In January 2007, our Board authorized an expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. In January 2008, our Board approved an additional stock repurchase program, for further details see “Note 14 — Subsequent Events.” The stock repurchase activity under our stock repurchase program during 2007 is summarized as follows (in thousands, except per-share amounts):

		Average	Value of	Remaining
	Shares	Price per	Shares	Amount
	Repurchased	Share	Repurchased	Authorized

Balance at January 1, 2007	54,526	$30.54	$1,665,450	$334,550
Additional authorization in January 2007	—	—	—	2,000,000
Repurchase of common stock	44,558	$33.42	1,489,232	(1,489,232)

Balance at December 31, 2007	99,084	$31.84	$3,154,682	$845,318

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

During the year ended December 31, 2007, we entered into structured equity hedging transactions. According to the terms of the transactions, on the maturity date, if the market price of our common stock exceeded a pre-determined price, we had the option to settle the transaction in cash or shares of our common stock. If the market price of our common stock was below that pre-determined price, we were required to settle the transactions in shares of our common stock. The structured equity transaction activity during 2007 is summarized as follows (in million, except per-share amounts):

	Settlement	Transaction	Cash Settlement	Cash Premium	Shares of Stock	Effective Price
	Date	Amount	Amount	Received	Repurchased	per Share

Q1’07	3/30/07	$99.6	$102.3	$2.7	—	—
Q2’07	6/29/07	$93.7	—	—	3.0	$31.40
Q3’07	9/28/07	$98.2	$103.1	$5.0	—	—
Q4’07	12/21/07	$47.7	—	—	1.4	$33.42
Q4’07	12/28/07	$47.6	—	—	1.4	$33.33

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our stock repurchase programs may be limited or terminated at any time without prior notice. Stock repurchases under these programs may be made through a variety of open market and privately negotiated transactions, including structured stock repurchase transactions or other derivative transactions, at times and in such amounts as management deems appropriate and will be funded from the company’s working capital or other financing alternatives. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. The programs are intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

During 2007, we entered into a $200 million volume weighted average price share repurchase agreement. As a result of this agreement, we repurchased approximately 5.8 million shares of our common stock at an effective price per share of $34.24.

In addition to the above mentioned stock repurchases, shares of stock were returned to us as part of certain agreements that we entered into with certain of Skype’s former shareholders. We did not pay any monetary consideration for the return of these shares. We have also repurchased shares of stock from employees.

Note 12 —	Benefit Plans:

Equity Incentive Plans

We have equity incentive plans for directors, officers and employees that consist of stock options, restricted stock units, nonvested shares and performance based restricted stock units. At December 31, 2007, 614.8 million shares were authorized under our equity incentive plans and 84.2 million shares were available for future grant.

All stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) and the remainder vest at a rate of 2.08% per month thereafter, and generally expire seven to 10 years from the date of grant. The cost of stock options is determined using the Black-Scholes option pricing model on the date of grant.

Restricted stock units and nonvested shares are granted to eligible employees under our equity incentive plans. In general, restricted stock units and nonvested shares vest over one to five years, are subject to the employees’ continuing service to the company and do not have an expiration date. The cost of restricted stock units and nonvested shares is determined using the fair value of our common stock on the date of grant.

In 2007, certain executives were eligible for performance based restricted stock units. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance based restricted stock units will be granted and one-half of the grant will vest in March following the end of the performance period and the remaining half will vest one year later.

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 2005, 2006, and 2007, employees purchased approximately 1.4 million, 1.6 million, and 2.0 million shares at average prices of $25.55, $27.32 and $26.84 per share, respectively. At December 31, 2007, approximately 5.2 million shares of common stock were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Savings Plans

We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. In 2005 and 2006, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of $1,500 per employee. In 2007, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of $2,000 per employee. Our non-U.S. employees are covered by various other savings plans. Our expenses for these plans were $8.6 million in 2005, $14.9 million in 2006 and $20.4 million in 2007.

Deferred Stock Unit Plan

We have a deferred stock unit plan under which deferred stock units have to date, been granted non-employee directors elected to our Board of Directors after December 31, 2002. Under this plan, each new director receives a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Deferred stock units are payable following the termination of a director’s tenure as a director. All eBay officers, directors and employees are eligible to receive awards under the plan, although, to date, awards have been made only to new non-employee directors. As of December 31, 2007, 47,481 units have been awarded under this plan.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2005	2006	2007

Risk-free interest rates	3.8%	4.7%	4.5%
Expected life	3 years	3 years	3.5 years
Dividend yield	0%	0%	0%
Expected volatility	36%	36%	37%

Our computation of expected volatility for 2006 and 2007 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Stock-based compensation expense related to equity awards and employee stock purchases for 2005, 2006 and 2007 was allocated as follows (in thousands, except per share amounts):

	2005	2006	2007

Cost of net revenues	$1,881	$32,981	$37,009
Sales and marketing	8,696	96,547	81,299
Product development	6,468	81,489	76,002
General and administrative	14,727	106,393	107,503

Total stock-based compensation expense	31,772	317,410	301,813
Tax benefit	(13,023)	(97,572)	(92,726)

Stock-based compensation expense, net of tax	$18,749	$219,838	$209,087

In general, the stock-based compensation expense for our equity incentive awards are recognized over their respective vesting periods. Total stock-based compensation costs included in capitalized development costs was $8.8 million and $8.4 million for the years ended December 31, 2006 and 2007, respectively. There was no stock-based compensation costs included in capitalized development costs during 2005.

Prior to the adoption of FAS 123(R), the intrinsic value of Skype’s and Shopping.com’s unvested common stock options assumed in the acquisition was recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of $45.5 million was reclassified to additional paid-in capital.

Pro Forma Information for Periods Prior to the Adoption of FAS 123(R)

Pro forma information regarding option grants made to our employees and directors and employee stock purchases is as follows (in thousands, except per share amounts):

Year Ended
2005

Net income, as reported	$1,082,043
Add: Amortization of stock-based compensation expense determined under the intrinsic value method (net of cancellations)	18,749
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(248,260)

Pro forma net income	$852,532

Earnings per share:
Basic — Reported	$0.79
— Pro forma	$0.63
Diluted — Reported	$0.78
— Pro forma	$0.61

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2007 (in thousands, except per share amounts):

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value

Outstanding at January 1, 2007	136,614	$30.53
Granted and assumed	20,736	31.29
Exercised	(24,907)	18.27
Forfeited/expired/cancelled	(14,581)	37.05

Outstanding at December 31, 2007	117,862	32.45	5.72	$489,480

Vested and expected to vest at December 31, 2007	105,819	32.15	5.68	471,378
Options exercisable at December 31, 2007	75,649	30.93	5.48	428,021

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2007, 54.9 million options were in-the-money.

The weighted average grant-date fair value of options granted during the years 2005, 2006 and 2007 was $11.70, $10.47 and $10.60, respectively. During the years 2005, 2006 and 2007, the aggregate intrinsic value of options exercised under our equity incentive plans was $719.2 million, $283.6 million and $402.4 million, respectively, determined as of the date of option exercise. As of December 31, 2007, there was approximately $327.4 million of total unrecognized compensation cost related to stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of two years.

Restricted Stock Units and Performance Based Restricted Stock Units Activity

A summary of the status of and changes in restricted stock units granted under our equity incentive plans as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date Fair
	Shares	Value (per share)

Oustanding at January 1, 2007	508	$28.13
Awarded	9,226	32.83
Vested	(124)	28.13
Forfeited	(777)	32.02

Outstanding at December 31, 2007	8,833	32.70

Vested and expected to vest at December 31, 2007	6,011

As of December 31, 2007, there was approximately $203.6 million of unrecognized compensation cost related to restricted stock units granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

Performance based restricted stock units are not included in the table above, as the awards are not granted until the conditional performance is met. As of December 31, 2007 there were 174,000 performance based restricted stock units expected to vest with a remaining unrecognized compensation cost of $4.1 million.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Shares Activity

A summary of the status of and changes in nonvested shares granted under our equity incentive plans and assumed in acquisitions as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date Fair
	Shares	Value (per share)

Nonvested at January 1, 2007	566	$31.97
Granted	—	—
Vested	(110)	36.08
Forfeited	(25)	39.89

Nonvested at December 31, 2007	431	30.46

During the years ended December 31, 2006 and 2007, the fair value of awards vested under our stock plans was $2.5 million and $3.7 million respectively, determined as of the date of vesting. There were no awards vesting in 2005. As of December 31, 2007, there was approximately $5.9 million of unrecognized compensation cost related to nonvested shares granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of two years.

Non-stockholder approved stock option grants

Prior to our initial public offering in 1998, our Board of Directors approved three stock option grants outside of formally approved stockholder plans to two independent directors upon their joining our Board of Directors and to an executive officer upon his hiring. All of such option grants vested 25% one year from the date of grant, and the remainder vested at a rate of 2.08% per month thereafter and expire 10 years from the date of grant. The options granted to the independent directors were immediately exercisable, subject to repurchase rights held by us, which lapsed over the vesting period. The terms and conditions of such grants are otherwise identical to nonqualified option grants made under the stock option plan in effect at that time. At the time of such grants, members of our Board of Directors (and their affiliates) beneficially owned in excess of 90% of our then outstanding voting interests. We have previously disclosed such option grants in our Prospectus filed with the Securities and Exchange Commission on September 25, 1998 in connection with our initial public offering under the headings “Management — Director Compensation” and “Management — Compensation Arrangements.” Prior to 2004, one director and the executive officer had exercised all available options under their respective grants. At December 31, 2007, one grant remained outstanding to one independent director, with 153,637 shares to be issued upon exercise of the outstanding options at an average exercise price of $0.39. There were no shares remaining available under these non-stockholder approved plans for future grants as of December 31, 2007.

Note 13 — Income Taxes:

The components of pretax income in consolidated companies for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

United States	$943,575	$776,553	$717,614
International	605,753	770,504	33,237

	$1,549,328	$1,547,057	$750,851

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007

Current:
Federal	$382,925	$460,262	$402,235
State and local	89,717	122,396	38,087
Foreign	79,838	66,610	85,649

	552,480	649,268	525,971

Deferred:
Federal	(37,651)	(146,872)	(81,745)
State and local	(7,106)	(32,331)	(13,976)
Foreign	(40,438)	(48,647)	(27,650)

	(85,195)	(227,850)	(123,371)

	$467,285	$421,418	$402,600

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2005, 2006, and 2007 to income before income taxes (in thousands):

	Year Ended December 31,
	2005	2006	2007

Provision at statutory rate	$542,282	$541,471	$262,798
Permanent differences:
Foreign income taxed at different rates	(149,463)	(230,350)	(404,007)
Goodwill impairment	—	—	486,828
Change in valuation allowance	12,587	35,652	34,983
Stock-based compensation	—	26,179	24,516
State taxes, net of federal benefit	53,697	58,542	15,672
Tax credits	(9,136)	(1,142)	(7,766)
Other	17,318	(8,934)	(10,424)

	$467,285	$421,418	$402,600

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2007

Deferred tax assets:
Net operating loss and credits	$111,133	$159,333
Accruals and allowances	88,887	162,166
Stock-based compensation	103,389	158,767
Net unrealized (gains) losses	4,024	4,145

Net deferred tax assets	307,433	484,411
Valuation allowance	(69,777)	(119,153)

	237,656	365,258

Deferred tax liabilities:
Acquisition-related intangibles	(171,422)	(152,068)
Depreciation and amortization	(30,139)	(36,462)
Available-for-sale securities	—	(235,894)

	(201,561)	(424,424)

	$36,095	$(59,166)

As of December 31, 2007, our federal, foreign and state net operating loss carryforwards, or NOLs, for income tax purposes were approximately $44.8 million, $543.4 million, and $49.5 million, respectively. The utilization of a portion of the NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code due to a change of ownership. However, we do not believe such annual limitation will impact our realization of the NOLs. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, the state net operating loss carryforwards will begin to expire in 2009, and the foreign net operating loss carryforwards will begin to expire in 2009. As of December 31, 2007, our state tax credit carryforwards for income tax purposes were approximately $7.9 million. If not utilized, the state tax credit carryforwards will begin to expire in 2015.

We have not provided for U.S. federal income and foreign withholding taxes on $3.8 billion of non-U.S. subsidiaries’ undistributed earnings as of December 31, 2007, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our International operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

On January 1, 2007, we adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $145,000 adjustment to beginning retained earnings.

The following table reflects changes in the unrecognized tax benefits since January 1, 2007:

(in thousands)

Gross amounts of unrecognized tax benefits as of January 1, 2007	$385,700
Gross amounts over increases in unrecognized tax benefits for tax positions taken during 2007	108,553

Gross amounts of unrecognized tax benefits as of December 31, 2007	$494,253

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total liabilities for unrecognized tax benefits, and the increase in these liabilities in 2007 relates primarily to the allocations of revenue and costs among our global operations. Our liabilities for unrecognized tax benefits are recorded as deferred and other tax liabilities, net in our consolidated balance sheet. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is $328.8 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties net of tax benefits, accrued as of January 1, 2007 and December 31, 2007 was approximately $7.7 million and $16.3 million, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 tax year. The material jurisdictions that are subject to potential examination by tax authorities for tax years after 2002 primarily include the U.S., California, France, Germany, Switzerland, and Singapore.

Note 14 —	Subsequent Events:

In January 2008, our Board authorized another stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock with no expiration from the date of authorization. See discussion of our stock repurchase programs at “Note 11 — Common Stock.”

On January 30, 2008, we completed the acquisition of all of the equity securities of Fraud Sciences Ltd., a company with expertise in online risk tools, in a cash transaction with an aggregate transaction value of approximately $169 million. The total purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Supplementary Data — Quarterly Financial Data-Unaudited:

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2007. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901

Gross profit	$1,106,822	$1,113,901	$1,128,642	$1,363,584

Net income	$248,282	$249,994	$280,896	$346,467

Net income per share-basic	$0.18	$0.18	$0.20	$0.25

Net income per share-diluted	$0.17	$0.17	$0.20	$0.25

Weighted-average shares:
Basic	1,406,309	1,411,925	1,406,382	1,380,577
Diluted	1,437,581	1,435,757	1,426,112	1,402,749

	Quarter Ended
	March 31	June 30	September 30	December 31

2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606

Gross profit	$1,374,385	$1,417,640	$1,442,699	$1,674,633

Net income (loss)	$377,176	$375,824	$(935,635)	$530,886

Net income (loss) per share-basic	$0.28	$0.28	$(0.69)	$0.39

Net income (loss) per share-diluted	$0.27	$0.27	$(0.69)	$0.39

Weighted-average shares:
Basic	1,366,915	1,361,046	1,354,786	1,352,077
Diluted	1,384,287	1,378,697	1,354,786	1,368,067

eBay Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at	Charged/	Charged to	Charges	Balance at
	Beginning of	Credited to	Other	Utilized/	End of
	Period	Net Income	Account	Write-offs	Period
	(in thousands)

Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2005	$78,633	$89,499	$—	$(94,547)	$73,585
Year ended December 31, 2006	73,585	100,729	—	(91,449)	82,865
Year ended December 31, 2007	82,865	96,461	—	(83,109)	96,217
Allowance for PayPal Transaction Losses
Year ended December 31, 2005	30,388	73,773	—	(53,889)	50,272
Year ended December 31, 2006	50,272	126,439	—	(97,185)	79,526
Year ended December 31, 2007	79,526	139,255	—	(138,674)	80,107
Tax Valuation Allowance
Year ended December 31, 2005	216,128	13,196	3,240	(154,852)	77,712
Year ended December 31, 2006	77,712	28,513	6,420	(42,868)	69,777
Year ended December 31, 2007	69,777	34,983	14,393	—	119,153

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of February, 2008.

eBay Inc.

By:	/s/ Margaret C. Whitman
Margaret C. Whitman
President, Chief Executive Officer
and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Margaret C. Whitman, Robert H. Swan, H. Baird Radford, III, and Michael R. Jacobson, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Margaret C. Whitman Margaret C. Whitman President, Chief Executive Officer and Director	By:	/s/ Robert H. Swan Robert H. Swan Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ H. Baird Radford, III H. Baird Radford, III Vice President, Corporate Controller and Interim Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar Pierre M. Omidyar Founder, Chairman of the Board and Director	By:	/s/ Fred D. Anderson Fred D. Anderson Director

By:	/s/ Edward W. Barnholt Edward W. Barnholt Director	By:	/s/ Philippe Bourguignon Philippe Bourguignon Director

By:	/s/ Scott D. Cook Scott D. Cook Director	By:	/s/ John Donahoe John Donahoe CEO-designate & Director

By:	/s/ Rajiv Dutta Rajiv Dutta President, eBay Marketplaces & Director	By:	/s/ William C. Ford, Jr. William C. Ford, Jr. Director

By:	/s/ Robert C. Kagle Robert C. Kagle Director	By:	/s/ Dawn G. Lepore Dawn G. Lepore Director

By:	/s/ David M. Moffett David M. Moffett Director	By:	/s/ Richard T. Schlosberg, III Richard T. Schlosberg, III Director

By:	/s/ Thomas J. Tierney Thomas J. Tierney Director

Date: February 28, 2008

EXHIBIT INDEX

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

2.01	Sale and Purchase Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule 1 thereto.		8-K	000-24821	9/15/2005
2.02	Earn Out Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
2.03+	Form of Option Assumption Agreement.		8-K	000-24821	10/18/2005
2.04+	Form of EMI Rollover Agreement.		8-K	000-24821	10/18/2005
2.05	Amendment No. 1 to Earn Out Agreement dated as of December 29, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		10-K	000-24821	2/24/2006
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005
3.02	Registrant’s Amended and Restated By-laws.		8-K	000-24821	1/16/2008
4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02	Registration Rights Agreement dated as of September 11, 2005, by and among Registrant and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10.02+	Registrant’s 1996 Stock Option Plan, as amended.		S-1	333-59097	7/15/1998
10.03+	Registrant’s 1997 Stock Option Plan, as amended.		10-K	000-24821	2/28/2007
10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007
10.05+	Form of Stock Bonus Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.06+	Form of Stock Option Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.07+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007
10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007
10.09+	Registrant’s 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007
10.10+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007
10.11+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.12+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.13+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007
10.14+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.15+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007
10.16+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.17+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.18+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005
10.19+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007
10.20+	Summary of Compensation Payable to Named Executive Officers.		10-Q	000-24821	4/25/2007
10.21+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998
10.22+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003
10.23+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998
10.24+	Offer Letter to William C. Cobb dated November 22, 2000.		10-K	000-24821	3/25/2002
10.25+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005
10.26+	Offer Letter to Elizabeth Axelrod dated December 7, 2004 and addendum thereto dated February 16, 2005.		8-K	000-24821	3/10/2005
10.27+	Offer Letter to Robert H. Swan dated February 10, 2006.		8-K	000-24821	2/21/2006
10.28+	Letter Agreement regarding supplemental relocation assistance dated July 12, 2006 to Robert H. Swan.		8-K	000-24821	7/13/2006
10.29	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006
10.30	Amendment Agreement dated as of August 2, 2007, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		8-K	000-24821	8/3/2007
10.31	Form of Earn Out settlement Agreement dated as of September 28, 2007 among Registrant, Skype Luxembourg Holdings S.a.r.l., Skype Technologies S.A., Herho Holdings B.V. and each Earn out Seller.		8-K	000-24821	10/1/2007
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement