Form 10-Q/A
period 2008-03-31
EBAY INC
filed 2008-04-24
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-24821
eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-0430924 (I.R.S. Employer Identification Number)
2145 Hamilton Avenue San Jose, California (Address of principal executive offices)	95125 (Zip Code)

(408) 376-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 16, 2008 there were 1,315,961,695 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

EXPLANATORY NOTE

eBay Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission on April 24, 2008, to correct a typographical error in the heading to the table “Supplemental Operating Data” contained in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which has been changed to “(In millions, except percent changes)” from “(In thousands, except percent changes).” Other than the change to this header, all other information included in the initial filing is unchanged.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
eBay Inc. CONDENSED CONSOLIDATED BALANCE SHEET
eBay Inc. CONDENSED CONSOLIDATED STATEMENT OF INCOME
eBay Inc. CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
eBay Inc. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FORWARD-LOOKING STATEMENTS
PART II: OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2007	2008
	(In thousands, except
	par value amounts)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,221,191	$3,565,182
Short-term investments	676,264	422,696
Accounts receivable, net	480,557	496,942
Funds receivable and customer accounts	1,513,578	1,730,898
Other current assets	230,915	242,276

Total current assets	7,122,505	6,457,994
Long-term investments	138,237	120,263
Property and equipment, net	1,120,452	1,135,765
Goodwill	6,257,153	6,544,948
Intangible assets, net	596,038	615,253
Other assets	131,652	172,082

Total assets	$15,366,037	$15,046,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,613	$169,169
Funds payable and amounts due to customers	1,513,578	1,730,898
Accrued expenses and other current liabilities	1,151,139	863,882
Deferred revenue and customer advances	166,495	182,346
Income taxes payable	111,754	134,137

Total current liabilities	3,099,579	3,080,432
Deferred and other tax liabilities, net	510,557	551,830
Other liabilities	51,299	52,841

Total liabilities	3,661,435	3,685,103

Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,350,219 and 1,315,598 shares outstanding	1,458	1,460
Additional paid-in capital	8,996,303	9,104,018
Treasury stock at cost, 107,522 and 144,240 shares	(3,184,981)	(4,185,927)
Retained earnings	4,190,546	4,650,264
Accumulated other comprehensive income	1,701,276	1,791,387

Total stockholders’ equity	11,704,602	11,361,202

Total liabilities and stockholders’ equity	$15,366,037	$15,046,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2007	2008
	(In thousands, except
	per share amounts)
	(Unaudited)

Net revenues	$1,768,074	$2,192,223
Cost of net revenues	393,689	525,412

Gross profit	1,374,385	1,666,811

Operating expenses:
Sales and marketing	443,252	527,178
Product development	137,598	176,760
General and administrative	278,359	355,262
Amortization of acquired intangible assets	47,349	54,834

Total operating expenses	906,558	1,114,034

Income from operations	467,827	552,777
Interest and other income, net	30,020	29,610
Interest expense	(4,542)	(2,866)

Income before income taxes	493,305	579,521
Provision for income taxes	(116,129)	(119,803)

Net income	$377,176	$459,718

Net income per share:
Basic	$0.28	$0.34

Diluted	$0.27	$0.34

Weighted average shares:
Basic	1,366,915	1,333,791

Diluted	1,384,287	1,343,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2007	2008
	(In thousands)
	(Unaudited)

Net income	$377,176	$459,718

Other comprehensive income:
Foreign currency translation	67,796	268,634
Unrealized gains (losses) on investments, net	280	(275,686)
Unrealized losses on hedging activities	(113)	(9,706)
Tax (benefit) provision on above items	(70)	106,869

Net change in accumulated other comprehensive income	67,893	90,111

Comprehensive income	$445,069	$549,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$377,176	$459,718
Adjustments:
Provision for doubtful accounts and authorized credits	24,795	36,125
Provision for transaction losses	35,937	33,933
Depreciation and amortization	143,449	165,980
Stock-based compensation	71,950	87,381
Deferred income taxes	(42,032)	(32,034)
Tax benefits from stock-based compensation	22,995	14,799
Excess tax benefits from stock-based compensation	(13,773)	(1,013)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(12,676)	(52,300)
Funds receivable and customer accounts	(24,974)	(217,319)
Other current assets	(16,825)	(13,466)
Other non-current assets	(22,364)	12,346
Accounts payable	8,407	38,561
Funds payable and amounts due to customers	24,974	217,319
Accrued expenses and other liabilities	(40,503)	(25,787)
Deferred revenue and customer advances	14,176	15,870
Income taxes payable and other tax liabilities	13,780	26,349

Net cash provided by operating activities	564,492	766,462

Cash flows from investing activities:
Purchases of property and equipment, net	(85,413)	(134,644)
Purchases of investments	(112,527)	(9,310)
Maturities and sales of investments	392,696	4,017
Acquisitions, net of cash acquired	(258,559)	(148,964)
Other	1,153	(45,462)

Net cash used in investing activities	(62,650)	(334,363)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	92,155	8,881
Repurchases of common stock, net	(331,085)	(992,774)
Excess tax benefits from stock-based compensation	13,773	1,013
Repayment of borrowings	—	(200,220)

Net cash used in financing activities	(225,157)	(1,183,100)

Effect of exchange rate changes on cash and cash equivalents	27,532	94,992

Net increase (decrease) in cash and cash equivalents	304,217	(656,009)
Cash and cash equivalents at beginning of period	2,662,792	4,221,191

Cash and cash equivalents at end of period	$2,967,009	$3,565,182

Supplemental cash flow disclosures:
Cash paid for interest	$1,790	$851
Cash paid for income taxes	$123,860	$81,978
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$10,361	$4,398

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

eBay has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction-style site, fixed pricing format, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, and Rent.com. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals and businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (“VoIP”) communications between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, marketing services and other revenues, stock-based compensation expense and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include 100% of the assets and liabilities of majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20%, but less than a 50%, ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. For the three months ended March 31, 2008 and 2007, the equity method income recorded in interest and other income, net was not material to our operating results. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting and are included in long-term investments.

These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2007 and March 31, 2008. These statements also show our condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the three months ended March 31,

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and 2008 and our condensed consolidated statement of cash flows for the three months ended March 31, 2007 and 2008. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by U.S. generally accepted accounting principles for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. The condensed consolidated balance sheet as of December 31, 2007 was derived from our audited financial statements for the year ended December 31, 2007, but does not include all disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

Certain prior period balances have been reclassified to conform to the current period presentation. Customer accounts were reclassified from other current assets to funds receivable and customer accounts.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact of this statement.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) , to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FSP 157-2.

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

	Three Months Ended March 31,
	2007	2008

Numerator:
Net income	$377,176	$459,718

Denominator:
Weighted average common shares	1,367,460	1,334,194
Weighted average nonvested common stock subject to forfeiture/repurchase	(545)	(403)

Denominator for basic calculation	1,366,915	1,333,791
Weighted average effect of dilutive securities:
Weighted average nonvested common stock subject to forfeiture/repurchase	545	403
Employee stock options	16,827	9,795

Denominator for diluted calculation	1,384,287	1,343,989

Net income per share:
Basic	$0.28	$0.34

Diluted	$0.27	$0.34

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2007 and 2008, approximately 91.0 million and 94.9 million common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3 —	Business Combinations, Goodwill and Intangible Assets

Acquisition of Fraud Sciences Ltd.

On January 30, 2008, we acquired all of the outstanding shares of Fraud Sciences Ltd. (“Fraud Sciences”) for a total aggregate purchase price of approximately $153.6 million. The purchase price consisted of cash totaling $148.3 million, $0.9 million in estimated acquisition-related expenses and the assumption of Fraud Sciences’ outstanding common stock options, valued at approximately $4.4 million. The fair value of Fraud Sciences’ stock options that were assumed was determined using a Black-Scholes model. Fraud Sciences provides online risk tools and is included within our Payments segment. Fraud Sciences is expected to enhance PayPal’s proprietary fraud management systems and accelerate our development of next generation fraud detection tools.

We accounted for the acquisition as a taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net liabilities assumed, net of cash acquired of $198	$(5,117)
Goodwill	135,477
Developed technology	23,200

Total	$153,560

The estimated useful economic life of the acquired developed technology is two years. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available.

The results of operations for the acquired business have been included in our condensed consolidated statement of income for the period subsequent to our acquisition of Fraud Sciences. Fraud Sciences’ results of operations for periods prior to this acquisition were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended March 31, 2008 (in thousands):

	December 31,	Goodwill		March 31,
	2007	Acquired	Adjustments	2008

Reportable segments:
Marketplaces	$3,016,799	$—	$16,943	$3,033,742
Payments	1,348,373	135,477	(122)	1,483,728
Communications	1,919,341	—	135,497	2,054,838

	$6,284,513	$135,477	$152,318	$6,572,308

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2007 and March 31, 2008, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The changes in goodwill during the three months ended March 31, 2008 were due primarily to the acquisition of Fraud Sciences and foreign currency translation adjustments.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2007				March 31, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(Years)				(Years)

Intangible assets:
Customer lists and user base	$588,714	$(334,864)	$253,850	6	$589,984	$(358,999)	$230,985	6
Trademarks and trade names	572,918	(292,854)	280,064	5	597,140	(334,074)	263,066	5
Developed technologies	125,504	(85,441)	40,063	4	149,829	(92,554)	57,275	4
All other	62,052	(38,546)	23,506	4	108,238	(43,094)	65,144	4

	$1,349,188	$(751,705)	$597,483		$1,445,191	$(828,721)	$616,470

As of December 31, 2007 and March 31, 2008, the net carrying amount of intangible assets related to our equity investments included above was approximately $1.4 million and $1.2 million, respectively. All of our acquired identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets was $53.0 million and $62.0 million for the three months ended March 31, 2007 and 2008, respectively.

Note 4 —	Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications.

The following tables summarize the financial performance of our operating segments (in thousands):

	Three Months Ended March 31, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,250,200	$439,341	$78,533	$1,768,074
Direct costs	689,840	347,161	75,248	1,112,249

Direct contribution	$560,360	$92,180	$3,285	655,825

Operating expenses and indirect costs of net revenues				187,998

Income from operations				467,827
Interest and other income, net				30,020
Interest expense				(4,542)

Income before income taxes				$493,305

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,484,317	$581,579	$126,327	$2,192,223
Direct costs	832,079	448,996	107,345	1,388,420

Direct contribution	$652,238	$132,583	$18,982	803,803

Operating expenses and indirect costs of net revenues				251,026

Income from operations				552,777
Interest and other income, net				29,610
Interest expense				(2,866)

Income before income taxes				$579,521

Direct costs of operating segments include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Segment managers do not have discretionary control over expenses such as our corporate center costs (consisting of costs related to corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expenses as they are not evaluated in the measurement of segment performance.

Note 5 —	Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of March 31, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other
	Balance as of	Identical Assets	Observable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)

Assets:
Cash equivalents:
Commercial paper	$77,035	$—	$77,035
Short-term investments:
Equity instruments	323,092	323,092	—
Corporate debt securities	51,604	—	51,604

	451,731	323,092	128,639
Derivatives	10,324	—	10,324

Total financial assets	$462,055	$323,092	$138,963

Liabilities:
Derivatives	$13,655	$—	$13,655

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2008, we did not have any assets or liabilities without

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable market values that would require a high level of judgment to determine fair value (level 3 assets). Our derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one to 12 months.

Our unrealized losses of $275.7 million, excluded from earnings and reported as a component of accumulated other comprehensive income, are related primarily to the difference in value of our investment in MercadoLibre at the beginning and ending of the period. At March 31, 2008, our investment in MercadoLibre had an aggregate unrealized gain of $314.6 million. We do not anticipate any significant realized losses associated with this investment as our historical cost basis is not significant.

In addition to the equity instruments and corporate debt securities noted above, we had approximately $168.3 million of short-term and long-term investments at March 31, 2008, which consisted of time deposits, restricted cash and cost method investments.

As of March 31, 2008, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 87% of our total cash portfolio, which was held primarily in bank deposits and money market funds. We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 37 million in damages. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for sale on our websites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. On April 14, 2008, the Court held a hearing regarding the first complaint. A decision is expected by June 30, 2008. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for non-compliance of consumer protection laws or in connection with paid search advertisements.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In February 2008, the parties agreed to settle to dismiss all claims and appeals stemming from the lawsuit. As a part of the settlement, eBay purchased all three patents involved in the lawsuit, and related technology and inventions, as well as a license to another search-related patent portfolio that was not asserted in the lawsuit. These assets will allow eBay to further enhance its operations and trust and safety effort on its ecommerce sites.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed fact discovery and claim construction briefing and are conducting expert discovery. The pretrial conference is scheduled for November 2008, and we expect a trial date to be scheduled for November or December 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In February 2007, our StubHub subsidiary was sued in the U.S. District Court for the Central District of California (No. CV-07-1328) in a purported class action lawsuit alleging that StubHub violated the Fair and Accurate Credit Transaction Act by allegedly printing receipts containing more than the last five digits of a credit card number or the expiration date of a credit card by showing the same on an on-screen receipt. The complaint seeks compensatory and punitive damages and attorneys fees. In March 2008, the court issued a motion denying class certification, and the parties have agreed to settle to dismiss all claims and appeals stemming from the lawsuit.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In May 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. Netcraft Corporation has

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appealed the judgment. Both sides are preparing their appeal briefs, but no date has been set for argument in connection with these appeals.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, interest, costs, and fees. The defendants have moved to transfer venue and the parties are conducting discovery. Fact discovery cutoff is scheduled for July 2009, and trial is tentatively scheduled for October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 2,000 users have sued IAC over this breach in a mass lawsuit and more than 70,000 have indicated their intent to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user that filed a claim. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

Credit Agreement

As of March 31, 2008, we had no outstanding borrowings under our $2.0 billion credit agreement. As of March 31, 2008, we were in compliance with the financial covenants associated with the credit agreement.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 7 —	Stock Repurchase Programs

In January 2008, our Board authorized a stock repurchase program to provide for the repurchase of up to $2.0 billion of our common stock, excluding broker commissions, with no expiration from the date of authorization. This program is in addition to our previously announced stock repurchase program. The stock repurchase activity under the stock repurchase programs during the first three months of 2008 is summarized as follows (in thousands, except per-share amounts):

		Average	Value of	Remaining
	Shares	Price per	Shares	Amount
	Repurchased	Share	Repurchased	Authorized

Balance at January 1, 2008	99,084	$31.84	$3,154,682	$845,318
Authorization of new plan in January 2008	—	—	—	2,000,000
Repurchase of common stock	36,714	$27.24	1,000,000	(1,000,000)

Balance at March 31, 2008	135,798	$30.59	$4,154,682	$1,845,318

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

During the three months ended March 31, 2008, we paid $200.0 million to enter into two structured equity hedging transactions that matured in March 2008. According to the terms of the transactions, if the market price of our common stock exceeded a pre-determined price on the maturity date, we had the option to settle the transactions in cash or shares of our common stock. If the market price of our common stock was below that pre-determined price on the maturity date, we were required to settle the transactions in shares of our common stock. Based on the market price of our stock on the maturity date, we elected to settle for the receipt of $208.2 million in cash. Our premium of approximately $8.2 million was recorded as additional paid-in capital.

Note 8 —	Stock-Based Plans

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2008 (in thousands):

Shares

Outstanding at January 1, 2008	117,862
Granted and assumed	8,757
Exercised	(1,245)
Forfeited/expired/cancelled	(2,650)

Outstanding at March 31, 2008	122,724

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (for new hires) and 12.5% six months from the date of grant (for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, in either case based on the optionee’s continuing service to eBay, and generally expire seven

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to ten years from the date of grant. The weighted average exercise price of stock options granted and assumed during the period was $24.71 per share and the related weighted average grant date fair value was $7.25 per share.

Restricted Stock Units, Performance Based Restricted Stock Units and Nonvested Shares Activity

The following table summarizes restricted stock unit activity for the three months ended March 31, 2008 (in thousands):

Units

Outstanding at January 1, 2008	8,833
Awarded	16,114
Vested	(1,263)
Forfeited	(402)

Outstanding at March 31, 2008	23,282

In general, restricted stock units vest over three to five years and are subject to the recipient’s continuing service to eBay. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant. The weighted average grant date fair value for restricted stock units awarded during the period was $25.95 per share.

During the first quarter of 2008, we awarded 86,000 restricted stock units (included in the restricted stock unit activity table above) under the performance-based restricted stock unit plan in accordance with the performance conditions that were achieved. As of March 31, 2008 there were approximately 95,000 performance-based restricted stock units that will be awarded in the first quarter of 2009 if the performance conditions are satisfied.

There was no significant nonvested share activity in the three months ended March 31, 2008.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2007 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2007	2008

Cost of net revenues	$8,773	$10,525
Sales and marketing	19,223	23,791
Product development	15,957	23,493
General and administrative	27,997	29,572

Total stock-based compensation expense	$71,950	$87,381

Total stock-based compensation expense included in capitalized development costs was $2.1 million and $2.2 million for the three months ended March 31, 2007 and 2008, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2007 and 2008:

	Three Months Ended
	March 31,
	2007	2008

Risk-free interest rates	4.5%	2.2%
Expected lives (in years)	3.5	3.8
Dividend yield	0%	0%
Expected volatility	36%	32%

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

Note 9 —	Income Taxes

The following table reflects changes in the unrecognized tax benefits since December 31, 2007 (in thousands):

Gross amounts of unrecognized tax benefits as of January 1, 2008	$494,253
Gross amounts of increases in unrecognized tax benefits for tax positions taken during the period	35,115

Gross amounts of unrecognized tax benefits as of March 31, 2008	$529,368

As of March 31, 2008, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued at March 31, 2008 was approximately $22.5 million.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 tax year. The material jurisdictions that are subject to potential examination by tax authorities for tax years after 2002 primarily include the U.S., California, France, Germany, Switzerland and Singapore.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II - Item 1A: Risk Factors,” of this Quarterly Report on Form 10-Q as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Our Business

We operate three primary business segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction-style site, fixed pricing format, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, and Rent.com. Our Payments segment, which consists of PayPal, enables individuals and businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP communications between Skype users and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones.

Key Operating Metrics and Financial Performance

Members of our senior management team regularly review key operating metrics such as active users, listings, Gross Merchandise Volume (“GMV”), net Total Payment Volume (“TPV”), transaction loss rates, Skype registered users and SkypeOut minutes. Members of our senior management team also regularly review key financial information including net revenues, operating margins, earnings per share, cash flows and financial metrics that exclude certain non-cash items. These financial measures allow us to monitor the profitability of our business and to evaluate the effectiveness of investments that we have made (and continue to make) in the areas of marketing, product development, international expansion, customer support and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Financial Summary

Net revenues for the three months ended March 31, 2008 were $2.2 billion, representing a growth rate of 24% compared to the same period of the prior year. Revenue growth was driven primarily by Marketplaces net transaction revenues, the ongoing expansion at PayPal, Skype and our global advertising and classifieds businesses. Our global presence helped us to benefit from strength in other currencies relative to the U.S. dollar. Operating income for the three months ended March 31, 2008 was $552.8 million, or 25% of net revenues, compared to $467.8 million, or 26% of net revenues, in the same period of the prior year. The decrease in the operating margin (which is operating income as a percentage of net revenues) was due primarily to the continued higher growth of our lower-margin businesses, PayPal and Skype, which continued to grow at a faster rate than our Marketplaces business, as well as higher legal-related expenses. Net income for the three months ended March 31, 2008 was

$459.7 million, or $0.34 earnings per diluted share, compared to $377.2 million, or $0.27 earnings per diluted share for the same period of the prior year. Our net income results benefited in part from a lower tax rate for the three months ended March 31, 2008 compared to the same period of the prior year as the geographic mix of income became more favorable. In addition to the growth in net income, the higher earnings per diluted share was partially attributable to our lower diluted weighted average share count, the decrease of which was driven primarily by our stock repurchase activity during 2007 and the first quarter of 2008. During the first quarter of 2008, we repurchased approximately 36.7 million shares of our common stock under our repurchase program for an aggregate purchase price of approximately $1.0 billion.

Our expectations for growth

For the remainder of 2008, we expect that our net revenues and earnings per diluted share will continue to increase. We expect to continue to make significant investments in our Marketplaces segment, related primarily to our goals of making eBay easier and safer to use, retaining our top-buyers and making changes in our fee structure to further align our success with that of our sellers.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)

2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Current quarter vs prior quarter	5%	1%	3%	19%
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Current quarter vs prior quarter	3%	4%	3%	15%
2008
Net revenues	$2,192,223	N/A	N/A	N/A
Current quarter vs prior quarter	1%

We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns, both online and offline, as our business expands, with the strongest sequential growth occurring in the fourth quarter.

Results of Operations

Beginning with the first quarter of 2008, we reclassified revenue generated primarily from our Marketplaces non-GMV based businesses (which include Shopping.com, Rent.com and our classified websites) from “Net Transaction Revenues” to “Marketing Services and Other Revenues” in order to more closely align our net transaction revenue presentation with our key operating metrics. “Marketing Services and Other Revenues” also includes amounts previously reflected under “Advertising and Other Revenue.” Prior period amounts have been reclassified to conform to the current presentation. Consolidated net revenues, as well as total segment revenues, are unchanged.

Our net transaction revenues from our Marketplaces segment are derived primarily from listing, feature and final value fees paid by sellers. For our Payments segment, net transaction revenues are generated primarily by fees from payment processing services. Our Communications segment generates net transaction revenues primarily from fees charged to users to connect Skype’s VoIP product to traditional telecommunication networks. These fees are charged on a per minute basis or on a subscription basis and we refer to these minutes as SkypeOut minutes.

Our marketing services and other revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, lead referral fees and other revenues. Other revenues are derived principally from contractual arrangements with third parties that provide transaction services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances.

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

	Three Months Ended
	March 31,	March 31,	Percent
	2007	2008	Change
	(In thousands, except percent changes)

Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,111,361	$1,267,633	14%
Payments	418,992	559,720	34%
Communications	73,988	119,791	62%

Total net transaction revenues	1,604,341	1,947,144	21%
Marketing services and other revenues
Marketplaces	138,839	216,684	56%
Payments	20,349	21,859	7%
Communications	4,545	6,536	44%

Total marketing services and other revenues	163,733	245,079	50%

Total net revenues	$1,768,074	$2,192,223	24%

Net Revenues by Segment:
Marketplaces	$1,250,200	$1,484,317	19%
Payments	439,341	581,579	32%
Communications	78,533	126,327	61%

Total net revenues	$1,768,074	$2,192,223	24%

Net Revenues by Geography:
U.S.	$884,909	$1,024,272	16%
International	883,165	1,167,951	32%

Total net revenues	$1,768,074	$2,192,223	24%

	Three Months Ended
	March 31,	March 31,	Percent
	2007	2008	Change
	(In millions, except percent changes)

Supplemental Operating Data:
Marketplaces Segment(1):
Active users(2)	82.9	83.9	1%
Number of new listings(3)	588.5	647.4	10%
Gross merchandise volume(4)	14,281	16,036	12%
Payments Segment:
Active registered accounts(5)	51.3	60.2	17%
Total payment volume(6)	10,777	14,417	34%
Communications Segment:
Registered Users(7)	195.5	309.3	58%

(1)	Rent.com, Shopping.com and our classifieds websites are not included in these metrics.

(2)	All users, excluding users of Half.com, StubHub and Internet Auction Co., our Korean subsidiary, who bid on, bought or listed an item within the previous 12-month period. Users may register more than once and as a result, may have more than one account.

(3)	Listings on eBay Marketplaces trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(5)	All registered accounts that successfully sent or received at least one payment or payment reversal through the PayPal system within the previous 12-month period.

(6)	Total dollar volume of payments, net of payment reversals, successfully completed through the PayPal system during the period, excluding the payment gateway business.

(7)	Cumulative number of unique user accounts, which includes users who may have registered via non-Skype based websites, as of the end of the period. Users may register more than once and, as a result, may have more than one account.

Marketplaces Net Transaction Revenues

Total net transaction revenues from Marketplaces increased 14% during the first quarter of 2008 compared to the same period of the prior year primarily as a result of 12% growth in GMV and the positive impact from a weaker U.S. dollar. GMV growth was driven primarily by an increase in listings and a full quarter of results of StubHub (which was acquired in February 2007). GMV growth occurred across all major categories, with the motors, consumer electronics, clothing, home and tickets categories having the most significant dollar impact when comparing the first quarter of 2008 to the same period of the prior year.

Marketplaces net transaction revenues earned internationally were $686.2 million during the first quarter of 2008 and represented 54% of total Marketplaces net transaction revenues. Marketplaces net transaction revenues earned internationally were $578.4 million during the first quarter of 2007 and represented 52% of total Marketplaces net transaction revenues. Based on changes in foreign currency rates year over year, Marketplaces net revenues were positively impacted by foreign currency translation of approximately $92.8 million during the first quarter of 2008. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

For the remainder of 2008, we expect the amount of Marketplaces net transaction revenues to increase, driven primarily by increased levels of GMV.

Payments Net Transaction Revenues

Payments net transaction revenues increased 34% during the first quarter of 2008 compared to the same period of the prior year. The increase in net transaction revenues was consistent with our 34% growth in TPV during the first quarter of 2008 compared to the same period of the prior year. TPV increased due to growth in the Merchant Services business and continued penetration of eBay Marketplaces transactions.

The TPV for PayPal’s Merchant Services transactions was approximately $6.6 billion in the first quarter of 2008, which represented an increase of 61% compared to the same period of the prior year. The Merchant Services business represented approximately 46% of PayPal’s TPV in the first quarter of 2008. The increase in Merchant Services business is primarily the result of more online merchants, both domestically and internationally, adding PayPal as a payment option, and increased usage of PayPal by customers of our existing Merchant Services clients. Our Payments net transaction revenues as a percentage of TPV was 3.9% during each of the first quarters of 2008 and 2007. The TPV for PayPal’s Merchant Services transactions was approximately $4.1 billion in the first quarter of 2007 and represented 38% of PayPal’s TPV.

Payments net transaction revenues earned internationally were $241.6 million during the first quarter of 2008 and represented 43% of total Payments net transaction revenues during that period. Payments net transaction revenues earned internationally were $171.3 million during the first quarter of 2007 and represented 41% of total Payments net transaction revenues during that period. International growth in our Payments segment continues to benefit from the expansion of our geographical footprint and the number of currencies supported by PayPal over the last twelve months. Based on changes in foreign currency rates year over year, Payments net revenues were positively impacted by foreign currency translation of approximately $1.7 million during the first quarter of 2008.

For the remainder of 2008, we expect Payments net transaction revenues to increase in total and net transaction revenues earned internationally to increase in total and as a percentage of Payments net transaction revenues. We expect our Payments Merchant Services business to continue to grow as the number of merchants integrating PayPal on their websites increases and as we build consumer preference for PayPal. In addition, we expect that our Payments business will continue to benefit from growth in GMV and higher levels of penetration on Marketplaces transactions.

Communications Net Transaction Revenues

Communications net transaction revenues increased 62% during the first quarter of 2008 compared to the same period of the prior year. The increase in net transaction revenues was due primarily to an increase in SkypeOut minutes to 1.7 billion during the first quarter of 2008, compared to 1.3 billion in the same period of the prior year. The increase in SkypeOut minutes was due primarily to the growth in the cumulative number of Skype registered users to 309.3 million at March 31, 2008 from 195.5 million at March 31, 2007. The growth in Skype users is due to strategic partnership initiatives, such as Skype’s collaboration with MySpace, and its marketing activities.

Communications net transaction revenues earned internationally were $99.5 million in the first quarter of 2008 and represented 83% of total Communications net transaction revenues. Communications net transaction revenues earned internationally were $63.1 million in the first quarter of 2007 and represented 85% of total Communications net transaction revenues. Based on changes in foreign currency rates year over year, Communications net revenues were positively impacted by foreign currency translation of approximately $15.7 million during the first quarter of 2008.

For the remainder of 2008, we expect an increase in total Communications net transaction revenues and we expect to continue our focus on increasing user activity, growing our registered user base and expanding our product and feature-set.

Marketing Services and Other Revenues

Marketing services and other revenues was $245.1 million in the first quarter of 2008, representing an increase of $81.3 million or 50%, compared to the same period in the prior year. Marketing services and other revenues represented 11% and 9% of total net revenues during the first quarter of 2008 and 2007, respectively. Marketing services and other revenues increased during the first quarter of 2008 compared to the same period of the prior year due to the advertising initiatives in our Marketplaces segment, primarily internationally, and growth in our classifieds business and Shopping.com. We expect marketing services and other revenues to continue to increase as we continue to benefit from the significant number of users on our non-GMV-based Marketplaces platforms.

Cost of Net Revenues

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(In thousands, except percentages)

Cost of net revenues	$393,689	$525,412
As a percentage of net revenues	22.3%	24.0%

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

The increase in cost of net revenues in the first quarter of 2008 of $131.7 million, compared to the same period in the prior year, was due primarily to an increase in payment processing costs, Skype telecommunications costs, and customer support and site operations costs. Payment processing costs increased $46.5 million during the first quarter of 2008 compared to the same period of the prior year. Payment processing costs were driven by an increase in PayPal TPV driven by Marketplaces and Merchant Services activity. The increase in payment processing costs was also due to the proportion of TPV processed using credit cards instead of bank or PayPal balance transfers. Skype telecommunications costs increased $19.8 million during the first quarter of 2008 compared to the same period of the prior year due primarily to an increase in SkypeOut minutes. Aggregate customer support and site operations costs increased approximately $44.7 million during the first quarter of 2008 compared to the same period of the prior year due to the development and expansion of our customer support and site operations infrastructure as a result of our growth in transaction volume as demonstrated through the increase in the number of users, GMV and TPV. Cost of net revenues increased as a percentage of net revenues during the first quarter of 2008 primarily as a result of the growth of our lower gross margin businesses, PayPal and Skype.

For the remainder of 2008, cost of net revenues is expected to increase in total and as a percentage of net revenues due primarily to growth in our Payments and Communications segments, each of which is growing faster and has a lower gross margin than our Marketplaces segment.

Sales and Marketing

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(In thousands, except percentages)

Sales and marketing	$443,252	$527,178
As a percentage of net revenues	25.1%	24.0%

Sales and marketing expense consists primarily of advertising costs, marketing programs, contractor costs and employee compensation for sales and marketing staff.

The increase in sales and marketing expense in the first quarter of 2008 of $83.9 million compared to the same period in the prior year was due primarily to our continued investment in growing and retaining our active user base. We direct customers to our websites primarily through a number of online marketing channels such as sponsored search, portal advertising, email campaigns and other initiatives. Our marketing expenses are largely variable, and are based primarily on growth in sales and changes in rates. Combined advertising and marketing costs increased $39.5 million in the first quarter of 2008 compared to same period in the prior year. Employee related costs, including the use of contractors, increased $30.0 million in the first quarter of 2008, compared to the same periods in the prior year, due to an increase in staffing.

For the remainder of 2008, sales and marketing expense is expected to increase in total due to an expected increase in our marketing expenses to attract new customers and increase user activity across all of our segments. However, sales and marketing expense as a percentage of net revenues is expected to decrease due to improved sales and marketing expense leverage in our Marketplaces segment, the relative growth in our Payments and Communications segments each of which generally has lower relative sales and marketing expense as a percentage of net revenues than our Marketplaces segment, and our increased use of coupons (for which certain associated expenses are recorded as contra-revenue instead of sales and marketing expense) in an effort to improve buyer loyalty and retention.

Product Development

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(In thousands, except percentages)

Product development	$137,598	$176,760
As a percentage of net revenues	7.8%	8.1%

Product development expense consists primarily of employee compensation, contractor costs, facilities cost and depreciation on equipment. Product development expense is net of required capitalization of major site and other product development efforts, including the development of our next-generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $24.7 million in the first quarter of 2008 and $17.5 million in the first quarter of 2007, respectively. Capitalized site and product development costs are reflected as a cost of net revenues when amortized in future periods.

The increase in product development expense in the first quarter of 2008 of $39.2 million compared to the same period in the prior year was due primarily to an increase in staffing and contractor costs, including stock-based compensation expense, to support several platform development initiatives to enhance the user experience and expand our existing product offerings.

For the remainder of 2008, product development expense is expected to increase in total and increase slightly as a percentage of net revenues, as we develop new site features and functionality and continue to improve and expand operations across all businesses, offset by productivity leverage.

General and Administrative

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(In thousands, except percentages)

General and administrative	$278,359	$355,262
As a percentage of net revenues	15.7%	16.2%

General and administrative expense consists primarily of employee compensation, contractor costs, provisions for transaction losses associated with PayPal, facilities costs, depreciation of equipment, provision for doubtful accounts, payroll taxes on employee stock options, insurance and professional fees.

The increase in general and administrative expense in the first quarter of 2008 of $76.9 million, compared to the same period of the prior year, was due primarily to an increase of legal-related costs of $26.6 million, incurred in connection with various ongoing litigation we have and can fluctuate from period to period, an increase in employee related costs, including the cost of using contractors, of $21.6 million to support our global growth, an increase in bad debt expense of $11.3 million, and an increase in certain international indirect taxes of $9.6 million.

PayPal’s transaction loss expense is included in general and administrative expenses. PayPal’s transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s TPV, decreased to 0.24% during the first quarter of 2008, compared to 0.33% during the first quarter of 2007. The decrease in the transaction loss rate is due to improved fraud detection models, which continue to be refined. As a result of the lower transaction loss rate, general and administrative costs decreased by $2.0 million compared to the same period last year. We continue to expect our transaction loss rate to fluctuate depending on many factors such as product and credit policy changes, historical loss experience, total payment volume and proportion of payments made with credit cards.

For the remainder of 2008, we expect general and administrative expense to increase in total and remain relatively consistent as a percentage of net revenues, due to our continued investment across all areas of our business and related corporate functions, particularly in our consumer protection programs, as well as customer support costs offset by leverage in our traditional general and administrative functions.

Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(In thousands, except percentages)

Amortization of acquired intangible assets	$47,349	$54,834
As a percentage of net revenues	2.7%	2.5%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses to accelerate category and geographic expansion, increase the features, functions and formats available to our users and maintain a leading role in ecommerce, payments and communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired intangibles during the first quarter of 2008 as compared to the same period of the prior year is due primarily to the business acquisitions we consummated during 2007 and 2008. In the first quarter of 2008, we acquired Fraud Sciences.

Amortization of acquired intangible assets will likely increase should we continue to make acquisitions in the future.

Interest and Other Income, Net

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(In thousands, except percentages)

Interest and other income, net	$30,020	$29,610
As a percentage of net revenues	1.7%	1.4%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture and minority equity investment results and other miscellaneous transactions not related to our primary operations.

Interest and other income, net, remained consistent during the first quarter of 2008 as compared to the same period of the prior year due to losses from our portion of unconsolidated joint ventures and minority equity investment results, offset by higher foreign exchange transaction losses and higher interest income. The higher interest income was due primarily to higher cash, cash equivalents, and investments balances.

For the remainder of 2008, interest and other income, net, will vary based primarily on future interest rates and the level of invested assets, volatility in foreign exchange rates, the results of our portion of unconsolidated joint ventures and minority equity investments.

Interest Expense

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(In thousands, except percentages)

Interest expense	$4,542	$2,866
As a percentage of net revenues	0.3%	0.1%

Interest expense consists primarily of interest charges on the amount drawn under our existing credit agreement, bank finance charges and certain accrued contingencies. The decrease in interest expense in the first quarter of 2008, compared to the same period of the prior year, is due primarily to higher interest charges associated with the outstanding amount borrowed under our credit agreement that we incurred in the first quarter of 2007. For the remainder of 2008, interest charges primarily will be driven by the extent to which we use our credit agreement, which in turn will depend on working capital needs and other factors.

Provision for Income Taxes

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(In thousands, except percentages)

Provision for income taxes	$116,129	$119,803
As a percentage of net revenues	6.6%	5.5%
Effective tax rate	24%	21%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes and subsidiary losses for which we have not provided a benefit and other factors that impact the effective tax rate.

The change in the effective tax rate for the first quarter of 2008 compared to the same period of the prior year resulted primarily from the expansion of our international operations resulting in favorable changes to our geographic revenue mix.

For the remainder of 2008, we are projecting an effective tax rate similar to our effective tax rate in the first quarter of 2008.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2007	2008
	(In thousands)

Net cash provided by (used in):
Operating activities	$564,492	$766,462
Investing activities	(62,650)	(334,363)
Financing activities	(225,157)	(1,183,100)
Effect of exchange rates on cash and cash equivalents	27,532	94,992

Net increase (decrease) in cash and cash equivalents	$304,217	$(656,009)

We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2007 and 2008 due primarily to non-cash charges to earnings and tax benefits from stock-based compensation, offset in part by legal settlements. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation, provision for doubtful accounts and authorized credits and the provision for transaction losses. We expect net cash provided by operating activities to increase in the remainder of 2008 due primarily to higher net income.

Net cash used in investing activities of $334.4 million during the first quarter of 2008 consisted primarily of cash paid to acquire Fraud Sciences totaling $149.0 million, the purchase of computer equipment and software to support our site operations, customer support and international expansion totaling $134.6 million. For the remainder of 2008, we expect to continue to purchase property and equipment and we may acquire other businesses for cash which would reduce investing cash flows or increase investing cash usage. Net cash used in investing activities during the first quarter of 2007 totaled $62.7 million and related primarily to the purchases of StubHub for $258.6 million, the purchase of computer equipment and software to support our site operations, customer support and international expansion for $85.4 million, offset by cash generated from investment maturities and the sale of investments of $280.2 million.

Net cash flows used in financing activities of $1.2 billion during the first quarter of 2008 were due primarily to the repurchase of approximately 36.7 million shares of common stock for an aggregate purchase price of approximately $1.0 billion and the repayment of our line of credit of $200.2 million, offset in part by net proceeds from the issuance of common stock of $8.9 million and an excess tax benefit from stock-based compensation of $1.0 million. For the remainder of 2008, we may continue to repurchase our common stock, which would reduce financing cash flows or increase financing cash usage. The net cash flows used in financing activities of $225.2 million during the first quarter of 2007 was due primarily to the repurchase of approximately 10.2 million shares of our common stock for an aggregate purchase price of approximately $333.5 million, offset by proceeds from the exercise of stock options of $92.2 million and the excess tax benefits from stock-based compensation of $13.8 million.

The positive effect of exchange rates on cash and cash equivalents during the three months ended March 31, 2007 and 2008 was due to the weakness of the U.S. dollar during the respective periods against other foreign currencies, primarily the Euro. In addition, at March 31, 2008, we held balances in cash and cash equivalents outside the U.S. totaling approximately $2.3 billion.

Credit Agreement

As of March 31, 2008, we had no outstanding borrowings under our $2.0 billion credit agreement. As of March 31, 2008, we were in compliance with the financial covenants associated with the credit agreement.

Stock Repurchases

In January 2008, our Board authorized, and we announced, another stock repurchase program of up to $2.0 billion of our common stock. This program is in addition to our previously announced stock repurchase program. During the three months ended March 31, 2008, we repurchased approximately $1.0 billion of our common stock. As of March 31, 2008, we have repurchased approximately $4.2 billion of our common stock and we have the ability to repurchase up to $1.8 billion under our combined stock repurchase programs.

Off-Balance Sheet Arrangements and Customer Accounts

As of March 31, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Customer balances held as direct claims against PayPal are included on our consolidated balance sheet in funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers, which, as of December 31, 2007 and March 31, 2008 totaled approximately $1.1 billion and $1.2 billion, respectively. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that U.S. customers choose to invest in the PayPal Money Market Fund, both of which totaled approximately $2.0 billion and $1.8 billion as of March 31,

2008 and December 31, 2007, respectively. The majority of the PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

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

Liquidity and Capital Resource Requirements

We believe that existing cash, cash equivalents and investments of approximately $4.1 billion, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to fund our operating activities, capital expenditures, stock repurchases and other obligations for the foreseeable future.

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements, regarding the effect of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007. Our market risk profile has not changed significantly during the first quarter of 2008.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities and money market funds. These investments are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax.

Investment Risk

As of March 31, 2008, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 87% of our total cash portfolio, which were held in bank deposits and money market funds. We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Foreign Currency Risk

We are a growing company, with an increasing proportion of our operations conducted outside the U.S. Our foreign currency exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro, British pound, Korean won and Australian dollar in which our revenues and profits are denominated. A portion of these risks is hedged, but fluctuations could impact our results of operations, financial position, and cash flows.

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

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 37 million in damages. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. On April 14, 2008, the Court held a hearing regarding the first complaint. A decision is expected by June 30, 2008. We believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for non-compliance of consumer protection laws or in connection with paid search advertisements.

In September 2001, MercExchange LLC filed a complaint against us, our Half.com subsidiary and ReturnBuy, Inc. in the U.S. District Court for the Eastern District of Virginia (No. 2:01-CV-736) alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). In February 2008, the parties agreed to settle to dismiss all claims and appeals stemming from the lawsuit. As a part of the settlement, eBay purchased all three patents involved in the lawsuit, and related technology and inventions, as well as a license to another search-related patent portfolio that was not asserted in the lawsuit. These assets will allow eBay to further enhance its operations and trust and safety effort on its ecommerce sites.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed fact discovery and claim construction briefing and are conducting expert discovery. The pretrial conference is scheduled for November 2008, and we expect a trial date to be scheduled for November or December 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In February 2007, our StubHub subsidiary was sued in the U.S. District Court for the Central District of California (No. CV-07-1328) in a purported class action lawsuit alleging that StubHub violated the Fair and Accurate Credit Transaction Act by allegedly printing receipts containing more than the last five digits of a credit card number or the expiration date of a credit card by showing the same on an on-screen receipt. The complaint seeks compensatory and punitive damages and attorneys fees. In March 2008, the court issued a motion denying class certification, and the parties have agreed to settle to dismiss all claims and appeals stemming from the lawsuit.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In May 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. Netcraft Corporation has appealed the judgment. Both sides are preparing their appeal briefs, but no date has been set for argument in connection with these appeals.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, interest, costs, and fees. The defendants have moved to transfer venue and the parties are conducting discovery. Fact discovery cutoff is scheduled for July 2009, and trial is tentatively scheduled for October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	our ability to increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers, in our most mature geographies, especially the U.S., Germany and the U.K.;

•	the volume, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the effect of recently announced and possible future changes to our pricing, products and policies, including, among other changes: new algorithms for determining which listings appear at the top of searches (Best Match); changes to buyer and seller feedback criteria; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; and new restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions;

•	the effect of recently announced management changes;

•	general economic conditions, including higher inflation, interest rate fluctuations, and the possibility of a recession in the U.S., and a worldwide economic slowdown, as well as those economic conditions specific to the Internet and ecommerce industries;

•	regulatory and legal actions imposing obligations on our businesses or our users;

•	new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	our ability to manage PayPal’s transaction loss rate and payment funding mix;

•	the costs and results of litigation that involves us;

•	our ability to successfully integrate and manage businesses that we acquire;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations and banks;

•	our ability to increase the acceptance of PayPal by online merchants outside of our Marketplaces platforms, which may require long implementation cycles and incentives to merchants that are initially dilutive;

•	our ability to integrate, manage, and profitably expand and more effectively monetize the Skype business;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with whom we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, phishing, viruses, spyware, and other dangers of the Internet; and

•	geopolitical events such as war, threat of war, or terrorist actions.

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

We may not maintain our level of profitability or rates of growth.

We believe that our continued profitability and growth will depend in large part on our ability to do the following:

•	attract new users, keep existing users active and reactivate former users on our websites and services, and increase the activity levels of our active users, despite an ever-increasing range of competitive choices for our users;

•	react to changes in consumer use of the Internet and changing customer demands, develop new services as well as new sources of revenues from our existing services, and meet higher competitive standards from other Internet businesses, improved Internet capabilities of traditional brick-and-mortar retailers, and improved capabilities for small businesses who want to create and promote their own Internet stores;

•	manage the costs of our business, including the costs associated with our workforce and with maintaining and enhancing our websites, customer support, transaction loss rate, user protection programs, product development and international expansion;

•	maintain sufficient transaction volume to attract buyers and sellers;

•	cost effectively increase the awareness of our brands; and

•	provide our customers with superior community, customer support, and trading, communication, and payment experiences.

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

In January 2008, for example, we announced significant changes to our Marketplaces business in three major areas: fee structure, seller incentives and standards and buyer and seller feedback. We may make further changes in these or other areas in the future. Some of the changes that we have announced to date have been controversial with many of our sellers, and additional changes that we announce in the future may prove to be similarly controversial. If any of these changes cause sellers to move their business away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

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

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into

U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies. Net revenues in the three months ended March 31, 2008 were positively impacted by foreign currency translation of $110.2 million, compared to the same period of the prior fiscal year. Operating income for the three months ended March 31, 2008 was positively impacted by foreign currency translation of $57.0 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, and Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies.

In addition, we face exposure to fluctuations in interest rates. For example, reductions in interest rates reduce our investment income, which in turn would lower our net interest income.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time, including litigation brought by Tiffany & Co. in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries, and a number of others. The plaintiffs in these cases seek to hold eBay liable for counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products listed on our sites by third parties, for the misuse of trademarks in listings or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. Other luxury brand owners have also filed suit against us or have threatened to do so. In addition to litigation from rights owners, we may be subject to criminal proceedings and penalties if the authorities feel we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. For example, the German Federal Supreme Court has ruled against us in the Rolex and IVD cases. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union because of the active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we have not adequately removed counterfeit listings or effectively suspended users who have created such listings. We have substantially increased our efforts to eliminate counterfeit and pirated items as part of business initiatives designed to reduce bad buyer experiences and improve customer satisfaction. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our arguments and that over time we will have to increase our level of filtering and review for these listings. This will increase our costs.

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

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these ongoing suits are described under the heading “Item 1: Legal Proceedings,” above. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications segments. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

Use of our services for illegal purposes could harm our business.

The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. Unlawful goods have been listed and traded on our services. We may be unable to prevent our users from selling unlawful goods or services or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that website. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to keep prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. Although we have prohibited the listing of certain items and implemented other protective measures, in the future, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity could damage our reputation and diminish the value of our brand names. It also could make users reluctant to use our services.

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

Current or future anti-money laundering laws could increase PayPal’s costs or require it to change its processes.

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

The law relating to the liability of online services companies for information carried on or disseminated through their services is often unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for content posted in the Feedback Forum. Several court decisions arguably have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our sites. Our liability for such claims may be higher in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. In Germany, the German Federal Supreme Court has ruled that we may owe duties, under certain circumstances, to content owners and competitors relating to taking reasonable steps to prevent the listing of illegal, counterfeit, and pirated items. The scope of these duties is being defined by the courts and the ultimate impact on us is uncertain and will likely require us to increase our level of filtering and review for these items, thereby increasing our costs. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

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

PayPal offers a buyer protection program for transactions on eBay.com that refunds up to $2,000 to buyers who used PayPal in transactions with selected sellers if the buyer did not receive the goods they purchased or if the goods differed significantly from what was described by the seller and up to $200 in most other eBay transactions. PayPal has expanded this program to many eBay international marketplaces, in most cases with lower reimbursement amounts. In April 2008, we announced that beginning in June 2008, we would raise reimbursement amounts under our PayPal buyer protection program for Australian buyers in connection with certain transactions. If PayPal makes such a refund, it may seek to collect reimbursement from the seller, but may not be able to receive any funds from the seller. The PayPal buyer protection program has increased PayPal’s loss rate and could cause future fluctuations in PayPal’s loss rate. For the full year ended December 31, 2007 and the three months ended March 31, 2008, PayPal’s transaction loss (including both direct losses and buyer protection payouts) totaled $139.3 million and $33.9 million, representing 0.29% and 0.24% of PayPal’s TPV, respectively.

eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously in order to harm either the seller or eBay. In some European jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While sometimes eBay can suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, eBay does not compensate users who believe they have been defrauded by other users, although users who pay through PayPal may have reimbursement rights from their credit card company or bank, which in turn will seek reimbursement from PayPal. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

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

Any factors which reduce cross-border trade could harm our business

Cross-border transactions using our websites generally provide higher gross margins than similar transactions that take place within a single country due to higher transaction fees we earn for those transactions. Cross-border trade has become an increasingly important source of both revenue and profits for us. To the extent that any factors, including fluctuations in exchange rates or the application of specific national or regional laws to users in other countries, result in a net reduction in cross-border trade, our business would suffer.

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

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 2,000 users have sued IAC over this breach in a mass lawsuit and more than 70,000 have indicated their intent to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit.

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

We derive an increasing portion of our revenues from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. If we experience a reduction in our advertising revenues due to economic, competitive or other factors, including a reduction in consumer spending due to the possibility of a recession in the U.S. and a worldwide economic slowdown or if we are unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

Our historical growth has been largely attributable to word of mouth, and to frequent and high visibility national and local media coverage. We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2004, we have significantly increased the number of brands we are supporting, adding Rent.com, Shopping.com, Kijiji, StubHub, and Skype, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently-changing rules that govern their pricing, availability and placement of online advertisement (e.g., paid search, keywords), and changes to these rules could negatively affect our use of online advertising to promote our brands. If we do attract new users to our services, they may not conduct transactions using our services on a regular basis. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

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

Our success and increased visibility has driven some existing businesses that perceive our business model to be a threat to their business to raise concerns about our business models to policymakers and regulators, particularly in the U.S. and Europe. These established businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. In particular, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, stolen goods, copyrights, trademarks and other intellectual property rights, and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Success in changing the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

Over the last few years some large retailers and their trade associations have sought legislation in a number of states and the U.S. Congress that would make eBay liable for the sale of stolen property or would ban certain categories of goods from sale on our platform, including gift cards and health and beauty products. No such legislation has passed. Nonetheless, the proponents continue to seek passage of such legislation, and if any of these laws are adopted it could harm our business.

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The agency alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. We intend to vigorously defend against this lawsuit. However, this and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items for some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and reimburse consumers for losses above $50 from transactions not authorized by the consumer. PayPal currently voluntarily reimburses consumers for all financial losses from transactions not authorized by the consumer, not just losses above $50. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 2.32 million transactions per day during the quarter ended March 31, 2008, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

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

PayPal does not belong to or directly access credit card networks, such as Visa and MasterCard. As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations have increased, and may increase in the future, the interchange fees that they charge for each transaction using one of their cards. PayPal’s credit card processors have the right to pass any increases in interchange fees on to PayPal as well as increase their own fees for processing. These increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card association operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card associations as a result of any rule violations by PayPal or PayPal’s customers. The credit card associations set and interpret the credit card rules. Credit card networks could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

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

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal’s newer offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. This settlement was initially rejected by the court, and the parties are in the process of submitting a revised settlement agreement to the court. Although PayPal did not admit any liability for any of the allegations in the two cases, changes to our disclosure practices could result in increased use of credit card funding, which would harm PayPal’s business.

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

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 51% and 53%, respectively, of our net revenues in fiscal year 2007 and the first quarter of 2008. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

As we continue to expand internationally, including through the expansion of PayPal, Skype, Shopping.com, and our classified businesses, we are increasingly subject to risks of doing business internationally, including the following:

•	strong local competitors;

•	regulatory requirements, including regulation of Internet services, communications, auctioneering, professional selling, distance selling, privacy and data protection, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between eBay and our affiliates;

•	greater liability or legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, conflicting court decisions and lack of clear precedent or applicable law;

•	difficulties in integrating with local payment providers, including banks, credit and debit card associations, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions; and

•	differing intellectual property laws.

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

The current regulatory environment for VoIP is uncertain and rapidly changing. Skype believes that its Internet communications products are currently subject to few, if any, of the same regulations that apply to traditional telephony and VoIP-based telephone replacement services. VoIP companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. However, the status of VoIP providers is uncertain in many jurisdictions and Skype frequently must respond to regulatory inquiries about its status. Regulatory agencies may require Skype to conform to rules that are difficult or impossible for it to comply with due to the nature of its communications technologies, which could adversely affect its business. For example, while suitable alternatives may be developed in the future, Skype is currently unable to identify the exact geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to- computer communications, either of which may make complying with future regulatory requirements, such as emergency service requirements, difficult or impossible.

Governments may impose new or increased fees, taxes, and administrative burdens on VoIP companies, or Skype may change its product offerings in a manner that makes it become subject to telecommunications regulations. Increased fees could include access and other charges payable to local exchange carriers to carry and terminate traffic, contributions to federal or state Universal Service Funds in the United States and elsewhere, and other charges. In addition, such fees may be assessed by governments retroactively or prospectively. Skype may be required to meet various emergency service requirements, disability access requirements, user protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act in the U.S. and similar laws in other jurisdictions. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of Internet communications heightens the risk that governments will seek to regulate VoIP and Internet communications, and Skype has received an increasing number of inquiries from regulators about its products and services. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures and regulatory agencies are beginning to impose their own requirements and taxes on VoIP. Some countries have prohibited Skype. In many countries in which Skype products are available, the laws that may relate to its offerings are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which

Skype is used. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations. In addition, increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.

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

Skype licenses technology underlying certain key components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology, and the video compression/decompression used to provide high video quality. Although Skype has contracts in place with its third-party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in a decrease in service quality or loss of service until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or license or develop alternative technologies would harm Skype’s business.

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

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. In November 2006, the New England Patriots filed suit against StubHub alleging that StubHub’s resale activities violate Massachusetts’ ticket resale laws and constitute intentional interference with the team’s relationship with its season ticket holders. In April 2007, Ticketmaster filed suit against eBay d/b/a StubHub alleging that StubHub had improperly interfered with Ticketmaster’s contracts with its clients by wrongfully obtaining tickets for sale in violation of Ticketmaster’s exclusive contractual rights to sell such tickets. Such litigation could result in damage awards, could require us to change our business practices in harmful ways, or could otherwise negatively affect our tickets business. Others have threatened litigation. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which has entered into an agreement to be acquired by TicketMaster) and RazorGator. If we are unable to effectively compete with these competitors, our tickets business could be harmed.

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. We recently changed our Chief Executive Officer and the heads of all three of our business units. These changes may result in increased attrition of our personnel as new reporting relationships are established and as other companies may increasingly target our executives. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and many members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our executive officers or other key employees could harm our business. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.

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

If we are unable to launch and operate our new in-house global affiliate platform in an effective and efficient manner, our business will suffer.

Under our affiliate programs, affiliates and website publishers are paid for traffic driven to our websites. Our affiliate programs were previously run externally through a third-party platform. In April 2008, we launched our new global affiliate platform, the eBay Partner Network, which is managed and operated internally. If we are unable to transition our affiliate programs in-house in a timely and effective manner, this could result in dissatisfaction on the part of our affiliates and/or a reduction in traffic to our websites, which could adversely affect our business and operating results. In addition, we may incur substantial costs associated with implementing the eBay Partner Network, including costs associated with implementing appropriate internal controls and procedures with respect to the new platform. If we are unable to implement and operate the eBay Partner Network as planned, our results of operations, business and reputation may be adversely affected.

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

Marketplaces

Marketplaces businesses currently or potentially compete with a number of companies providing both particular categories of goods and broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores, can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful ecommerce companies.

Our broad-based competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores (as well as the online operations of these traditional retailers), emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. Among others, these include: Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our websites. For example, category-specific competitors to offerings in our Sports category include, among others: Academy Sports, Adidas, Bass Pro Shops, Big 5, Bowflex, Cabela’s, Dick’s Sporting Goods, Gear Direct.com, Golfsmith, GSI Commerce, Nike, Performance Bike, Play It Again Sports, REI, The Sports Authority, The Sportsman’s Guide, Under Armour, as well as other online and offline retailers, stores and shopping networks.

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as Quelle and Otto in Germany, Tradus (recently acquired by Naspers) in Poland, Yahoo-Kimo in Taiwan, Lotte and Gmarket in South Korea, OZtion and Aussie Bidder in Australia, and Amazon in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

The principal competitive factors for Marketplaces include the following:

•	ability to attract and retain buyers and sellers;

•	volume of transactions and price and selection of goods;

•	customer service; and

•	brand recognition.

With respect to our online competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website ease-of-use and accessibility;

•	level of trust in the seller;

•	system reliability;

•	reliability of delivery and payment;

•	level of service fees; and

•	quality of search tools.

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

In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. For example, in January 2008, we announced significant changes to our Marketplaces business in three major areas: fee structure, seller incentives and standards, and buyer and seller feedback. In April 2008, we announced that we will be requiring users in Australia to offer and use PayPal as the method of payment on most transactions on our localized Australian website, and will raise limits under our PayPal buyer protection to AU$20,000 for eligible items. While these changes are intended to improve and make safer our users’ buying experience and increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our services. In addition, companies that control user access to transactions through network access, Internet browsers, or search engines, could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers’ sites, attempt to restrict our access, or charge us substantial fees for inclusion. Search engines are increasingly becoming a starting point for online shopping, and as the costs of operating an online store decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.

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

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to lesser licensing, anti-money laundering, and other regulatory requirements than PayPal, which is subject to additional regulations based on its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout provided free payment processing promotion through February 1, 2008, and currently offers free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.

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

Skype

The market for Skype’s products is also emerging, intensely competitive and characterized by rapid technological change. We expect Skype’s various communications competitors, including telecommunications carriers and the providers of online communications products, to continue to improve the performance of their current products and introduce new products, software, services and technologies. If Skype’s competitors successfully introduce new products or enhance their existing products, this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company.

Additionally, many of Skype’s current and potential competitors have longer operating histories, are substantially larger, and have greater financial, marketing, technical, and other resources. Some also have greater name recognition and a larger installed base of customers than Skype has.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2008 was as follows:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased as	Value that May Yet
	Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased(2)	per Share	Announced Programs	the Programs(1)

January 1, 2008-January 31, 2008	1,800,000	$26.71	1,800,000	$2,797,244,576
February 1, 2008-February 29, 2008	26,612,502	$27.52	26,612,502	$2,064,790,746
March 1, 2008 to March 31, 2008	8,305,546	$26.44	8,301,075	$1,845,318,541

	36,718,048		36,713,577

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized the expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. In January 2008, our Board authorized another stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock with no expiration from the date of authorization. Under these programs, as of March 31, 2008, we had repurchased in the aggregate approximately $4.2 billion of our common stock at an average price of $30.59 per share. As of March 31, 2008, $1.8 billion remained available for further purchases under these programs.

(2)	Includes 4,471 shares of stock withheld from employees to satisfy tax obligations in March 2008.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

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

During the quarter ended March 31, 2008 there were no pre-approvals of any non-audit engagement work to be performed by PwC.

Item 6:	Exhibits

Exhibit 3.01*	Amended and Restated Bylaws of Registrant.
Exhibit 10.01+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement
Exhibit 10.02+	Employment Letter Agreement between Margaret C. Whitman and Registrant.
Exhibit 10.03+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant.
Exhibit 10.04+	Employment Letter Agreement dated March 31, 2008, between Rajiv Dutta and Registrant.
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008, and incorporated herein by reference

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer

Date: April 24, 2008

Principal Financial Officer:

By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: April 24, 2008

Principal Accounting Officer:

By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer

Date: April 24, 2008

INDEX TO EXHIBITS

Exhibit 3.01*	Amended and Restated Bylaws of Registrant.
Exhibit 10.01+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement
Exhibit 10.02+	Employment Letter Agreement between Margaret C. Whitman and Registrant.
Exhibit 10.03+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant.
Exhibit 10.04+	Employment Letter Agreement dated March 31, 2008, between Rajiv Dutta and Registrant.
Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008, and incorporated herein by reference

+	Indicates a management contract or compensatory plan or arrangement