Form 10-Q
period 2008-03-31
EBAY INC
filed 2008-04-24
CIK 1065088

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

Date: April 23, 2008

Principal Financial Officer:

By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: April 23, 2008

Principal Accounting Officer:

By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer

Date: April 23, 2008

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