Form 10-Q
period 2008-06-30
EBAY INC
filed 2008-07-24
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 16, 2008 there were 1,300,564,080 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2007	2008
	(In thousands, except
	par value amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,221,191	$3,696,028
Short-term investments	676,264	355,336
Accounts receivable, net	480,557	479,089
Funds receivable and customer accounts	1,513,578	1,684,703
Other current assets	230,915	305,231

Total current assets	7,122,505	6,520,387
Long-term investments	138,237	130,353
Property and equipment, net	1,120,452	1,124,527
Goodwill	6,257,153	6,522,767
Intangible assets, net	596,038	554,633
Other assets	131,652	168,958

Total assets	$15,366,037	$15,021,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,613	$127,844
Funds payable and amounts due to customers	1,513,578	1,684,703
Accrued expenses and other current liabilities	1,151,139	908,001
Deferred revenue and customer advances	166,495	186,483
Income taxes payable	111,754	99,203

Total current liabilities	3,099,579	3,006,234
Deferred and other tax liabilities, net	510,557	590,814
Other liabilities	51,299	52,531

Total liabilities	3,661,435	3,649,579

Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,350,219 and 1,300,354 shares outstanding	1,458	1,464
Additional paid-in capital	8,996,303	9,282,937
Treasury stock at cost, 107,522 and 163,322 shares	(3,184,981)	(4,752,548)
Retained earnings	4,190,546	5,110,609
Accumulated other comprehensive income	1,701,276	1,729,584

Total stockholders’ equity	11,704,602	11,372,046

Total liabilities and stockholders’ equity	$15,366,037	$15,021,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands, except per share amounts)
	(Unaudited)

Net revenues	$1,834,429	$2,195,661	$3,602,503	$4,387,884
Cost of net revenues	416,789	562,103	810,478	1,087,515

Gross profit	1,417,640	1,633,558	2,792,025	3,300,369

Operating expenses:
Sales and marketing	477,768	512,787	921,020	1,039,965
Product development	147,934	186,791	285,532	363,551
General and administrative	283,478	333,695	561,837	688,957
Amortization of acquired intangible assets	51,554	54,918	98,903	109,752

Total operating expenses	960,734	1,088,191	1,867,292	2,202,225

Income from operations	456,906	545,367	924,733	1,098,144
Interest and other income, net	33,967	23,385	63,987	52,995
Interest expense	(2,734)	(619)	(7,276)	(3,485)

Income before income taxes	488,139	568,133	981,444	1,147,654
Provision for income taxes	(112,315)	(107,788)	(228,444)	(227,591)

Net income	$375,824	$460,345	$753,000	$920,063

Net income per share:
Basic	$0.28	$0.35	$0.55	$0.70

Diluted	$0.27	$0.35	$0.55	$0.69

Weighted average shares:
Basic	1,361,046	1,312,007	1,363,986	1,322,854

Diluted	1,378,697	1,325,136	1,381,484	1,334,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands)
	(Unaudited)

Net income	$375,824	$460,345	$753,000	$920,063

Other comprehensive income:
Foreign currency translation	95,445	(38,394)	163,241	230,242
Unrealized gains (losses) on investments, net	404	(41,786)	684	(317,471)
Unrealized (losses) gains on hedging activities	(367)	1,730	(480)	(7,976)
Tax (provision) benefit on above items	(11)	16,644	(81)	123,513

Net change in accumulated other comprehensive income	95,471	(61,806)	163,364	28,308

Comprehensive income	$471,295	$398,539	$916,364	$948,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$753,000	$920,063
Adjustments:
Provision for doubtful accounts and authorized credits	45,247	60,622
Provision for transaction losses	69,769	74,566
Depreciation and amortization	290,171	339,339
Stock-based compensation	151,571	179,230
Deferred income taxes	(51,177)	(74,051)
Tax benefits from stock-based compensation	53,009	29,895
Excess tax benefits from stock-based compensation	(29,774)	(3,824)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(32,917)	(58,749)
Funds receivable and customer accounts	(118,546)	(171,124)
Other current assets	(4,764)	(77,307)
Other non-current assets	(57,833)	15,179
Accounts payable	8,560	5,800
Funds payable and amounts due to customers	118,546	171,124
Accrued expenses and other liabilities	(27,425)	4,482
Deferred revenue and customer advances	16,534	18,515
Income taxes payable and other tax liabilities	35,106	71,109

Net cash provided by operating activities	1,219,077	1,504,869

Cash flows from investing activities:
Purchases of property and equipment, net	(206,741)	(256,327)
Purchases of investments	(160,143)	(23,928)
Maturities and sales of investments	625,267	32,707
Acquisitions, net of cash acquired	(320,195)	(159,064)
Other	2,112	(51,204)

Net cash used in investing activities	(59,700)	(457,816)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	184,441	85,371
Repurchases of common stock, net	(674,861)	(1,555,290)
Excess tax benefits from stock-based compensation	29,774	3,824
Repayment of borrowings	—	(200,220)

Net cash used in financing activities	(460,646)	(1,666,315)

Effect of exchange rate changes on cash and cash equivalents	56,826	94,099

Net increase (decrease) in cash and cash equivalents	755,557	(525,163)
Cash and cash equivalents at beginning of period	2,662,792	4,221,191

Cash and cash equivalents at end of period	$3,418,349	$3,696,028

Supplemental cash flow disclosures:
Cash paid for interest	$4,070	$1,053
Cash paid for income taxes	$217,505	$263,761
Non-cash investing activities:
Common stock options assumed pursuant to acquisition	$10,361	$4,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay’s purpose is to pioneer new communities around the world, built on commerce, sustained by trust and inspired by opportunity. eBay connects hundreds of millions of people around the world every day, empowering them to explore new opportunities and innovate together. eBay Inc. does this by providing Internet platforms for global commerce, payments and communications. Since its inception, eBay Inc. has expanded to include eBay, PayPal, Skype, Shopping.com, StubHub and others.

eBay has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of platforms, including the traditional eBay auction-style site, fixed pricing format, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, and our apartment listing service platform, Rent.com. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals and businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (“VoIP”) communications between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to provisions for doubtful accounts and authorized credits, the provision for transaction losses, legal contingencies, income taxes, marketing services and other revenues, stock-based compensation expense and goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited interim financial statements reflect our condensed consolidated financial position as of December 31, 2007 and June 30, 2008. These statements also show our condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2007 and 2008 and our condensed consolidated statement of cash flows for the six months ended June 30, 2007 and 2008. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by U.S. generally accepted accounting principles for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008. The condensed consolidated balance sheet as of December 31, 2007 was derived from our audited financial statements for the year ended December 31, 2007, but

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not include all disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of income, comprehensive income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

Certain prior period balances have been reclassified to conform to the current period presentation. Customer accounts were reclassified from other current assets to funds receivable and customer accounts.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on our consolidated financial statements.

Note 2 —	Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Numerator:
Net income	$375,824	$460,345	$753,000	$920,063

Denominator:
Weighted average common shares — basic	1,361,046	1,312,007	1,363,986	1,322,854
Dilutive effect of equity incentive plans	17,651	13,129	17,498	11,664

Weighted average common shares — diluted	1,378,697	1,325,136	1,381,484	1,334,518

Net income per share:
Basic	$0.28	$0.35	$0.55	$0.70

Diluted	$0.27	$0.35	$0.55	$0.69

Common stock equivalents excluded from earnings per diluted share because their effect would have been anti-dilutive	89,036	87,384	90,038	89,250

Note 3 —	Business Combinations, Goodwill and Intangible Assets

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is included within our Payments segment. Fraud Sciences is expected to enhance PayPal’s proprietary fraud management systems and accelerate our development of next generation fraud detection tools.

We accounted for the acquisition as a taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. Our preliminary allocation of the purchase price is summarized below (in thousands):

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

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended June 30, 2008 (in thousands):

	December 31,	Goodwill		June 30,
	2007	Acquired	Adjustments	2008

Reportable segments:
Marketplaces	$3,016,799	$7,435	$(11,340)	$3,012,894
Payments	1,348,373	135,477	(151)	1,483,699
Communications	1,919,341	—	134,193	2,053,534

	$6,284,513	$142,912	$122,702	$6,550,127

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2007 and June 30, 2008, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The changes in goodwill during the six months ended June 30, 2008 were due primarily to the acquisition of Fraud Sciences and foreign currency translation adjustments.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of identifiable intangible assets are as follows (in thousands, except years):

	December 31, 2007				June 30, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(Years)				(Years)

Intangible assets:
Customer lists and user base	$588,714	$(334,864)	$253,850	6	$586,802	$(380,848)	$205,954	6
Trademarks and trade names	572,918	(292,854)	280,064	5	595,682	(362,722)	232,960	5
Developed technologies	125,504	(85,441)	40,063	4	150,625	(98,841)	51,784	4
All other	62,052	(38,546)	23,506	4	114,864	(49,940)	64,924	4

	$1,349,188	$(751,705)	$597,483		$1,447,973	$(892,351)	$555,622

As of December 31, 2007 and June 30, 2008, the net carrying amount of intangible assets related to our equity investments included above was approximately $1.4 million and $1.0 million, respectively. All of our identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets was $57.9 million and $66.9 million for the three months ended June 30, 2007 and 2008, respectively. Aggregate amortization expense for intangible assets was $110.9 million and $128.9 million for the six months ended June 30, 2007 and 2008, respectively.

Note 4 —	Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications.

The following tables summarize the financial performance of our operating segments (in thousands):

	Three Months Ended June 30, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,290,552	$454,167	$89,710	$1,834,429
Direct costs	729,920	370,420	80,423	1,180,763

Direct contribution	$560,632	$83,747	$9,287	653,666

Operating expenses and indirect costs of net revenues				196,760

Income from operations				456,906
Interest and other income, net				33,967
Interest expense				(2,734)

Income before income taxes				$488,139

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2008
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,458,031	$601,795	$135,835	$2,195,661
Direct costs	819,609	484,522	109,769	1,413,900

Direct contribution	$638,422	$117,273	$26,066	781,761

Operating expenses and indirect costs of net revenues				236,394

Income from operations				545,367
Interest and other income, net				23,385
Interest expense				(619)

Income before income taxes				$568,133

	Six Months Ended June 30, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$2,540,752	$893,508	$168,243	$3,602,503
Direct costs	1,419,760	717,581	155,671	2,293,012

Direct contribution	$1,120,992	$175,927	$12,572	1,309,491

Operating expenses and indirect costs of net revenues				384,758

Income from operations				924,733
Interest and other income, net				63,987
Interest expense				(7,276)

Income before income taxes				$981,444

	Six Months Ended June 30, 2008
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$2,942,347	$1,183,374	$262,163	$4,387,884
Direct costs	1,651,688	933,518	217,114	2,802,320

Direct contribution	$1,290,659	$249,856	$45,049	1,585,564

Operating expenses and indirect costs of net revenues				487,420

Income from operations				1,098,144
Interest and other income, net				52,995
Interest expense				(3,485)

Income before income taxes				$1,147,654

Direct costs of operating segments include specific costs of net revenues, sales and marketing expenses, product development expenses and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, site operations expenses, billing operations, certain technology and facilities expenses, transaction expenses, provisions for doubtful accounts, authorized credits and transaction losses. Segment managers do not have discretionary control over expenses such as our corporate center costs (consisting of costs related to

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expenses as they are not evaluated in the measurement of segment performance.

Note 5 —	Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of June 30, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other
	Balance as of	Identical Assets	Observable Inputs
Description	June 30, 2008	(Level 1)	(Level 2)

Assets:
Cash equivalents:
Commercial paper	$628,625	$—	$628,625
Short-term investments:
Equity instruments	279,261	279,261	—
Time deposits	22,295	—	22,295
Corporate debt securities	31,761	—	31,761

	961,942	279,261	682,681
Derivatives	1,091	—	1,091

Total financial assets	$963,033	$279,261	$683,772

Liabilities:
Derivatives	$9,620	$—	$9,620

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration.

Unrealized losses of $41.8 million and $317.5 million for the three and six months ended June 30, 2008, respectively, are excluded from earnings and reported as a component of accumulated other comprehensive income. These unrealized losses were due primarily to the difference in value of our investment in MercadoLibre at the beginning and end of the period. At June 30, 2008, our investment in MercadoLibre had an aggregate unrealized gain of $271.8 million. We do not anticipate any significant realized losses associated with this investment as our historical cost basis is not significant.

In addition to the equity instruments, time deposits and corporate debt securities noted above, we had approximately $152.4 million of short-term and long-term investments at June 30, 2008, which consisted of restricted cash, cost method investments and equity method investments.

As of June 30, 2008, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 88% of our total cash, cash equivalents and investments portfolio, which was held primarily in bank deposits, commercial paper and money market funds. As of June 30, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe (“Aggregate Cash Deposits”) within the same financial institution. This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2008, we had a total of $1.5 billion in cash withdrawals offsetting our $1.5 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Note 6 —	Commitments and Contingencies

Litigation and Other Legal Matters

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court in Düsseldorf ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a written decision was issued in June 2007. Following a 2004 precedent in the matter of Rolex v Ricardo, the court’s decision found that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing. In July 2007, the German Federal Supreme Court extended the reach of the Rolex decision in IVD v. eBay. The court held that (i) in certain circumstances, a duty of care could be found to exist to competitors requiring eBay to take reasonable measures to prevent illegal items from being listed (even where the competitors were not directly harmed) and (ii) such duty would extend to listings by the same seller in the same category (not just identical listings). We expect that this ruling will likely result in increased costs and litigation against us in Germany although we do not currently believe that it will require a major change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 37 million in damages. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. On April 14, 2008, the Court held a hearing regarding the first complaint. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We have taken measures to comply with the injunction and we intend to appeal these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue,

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged non-compliance of consumer protection laws or in connection with paid search advertisements. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

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

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. Netcraft Corporation has appealed the judgment. Both sides have filed their appeal briefs.

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

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 135,000 users have sued IAC over this breach in several lawsuits and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit.

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

Credit Agreement

As of June 30, 2008, we had no outstanding borrowings under our $2.0 billion credit agreement. As of June 30, 2008, we were in compliance with the financial covenants associated with the credit agreement.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to copyrights, trademarks, and patents. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card network fines against the processor arising out of conduct by PayPal or PayPal’s customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 7 —	Stock Repurchase Programs

In January 2008, our Board authorized a stock repurchase program to provide for the repurchase of up to $2.0 billion of our common stock, excluding broker commissions, with no expiration from the date of authorization. This program is in addition to our previously announced stock repurchase program. The stock repurchase activity

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the stock repurchase programs during the first six months of 2008 is summarized as follows (in thousands, except per share amounts):

		Average	Value of	Remaining
	Shares	Price per	Shares	Amount
	Repurchased	Share	Repurchased	Authorized

Balance at January 1, 2008	99,084	$31.84	$3,154,682	$845,318
Authorization of new plan in January 2008	—	—	—	2,000,000
Repurchase of common stock	55,783	28.07	1,565,996	(1,565,996)

Balance at June 30, 2008	154,867	$30.48	$4,720,678	$1,279,322

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

During the six months ended June 30, 2008, we entered into multiple structured equity hedging transactions. According to the terms of the transactions, if the market price of our common stock exceeded a pre-determined price on the maturity date, we had the option to settle the transactions in cash or by repurchasing shares of our common stock. If the market price of our common stock was below that pre-determined price on the maturity date, we were required to settle the transactions by repurchasing shares of our common stock. The structured equity transaction activity during the six months ended June 30, 2008 is summarized as follows (in thousands, except per share amounts):

	Transaction	Cash Settlement	Cash Premium	Shares of Stock	Effective Price
Maturity Date	Amount	Amount	Received	Repurchased	per Share

March-08	$100,000	$103,905	$3,905	—	—
March-08	$100,000	$104,268	$4,268	—	—
June-08	$100,000	—	—	3,527	$28.36
June-08	$100,000	—	—	3,447	$29.01
June-08	$200,000	$204,105	$4,105	—	—

During the six months ended June 30, 2008, the cash settlement premium of approximately $12.3 million was recorded as additional paid-in capital.

Note 8 —	Stock-Based Plans

Stock Options

The following table summarizes stock option activity for the six-month period ended June 30, 2008 (in thousands):

Shares

Outstanding at January 1, 2008	117,862
Granted and assumed	9,355
Exercised	(3,667)
Forfeited/expired/cancelled	(6,646)

Outstanding at June 30, 2008	116,904

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (for new hires) and 12.5% six months from the date of grant (for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, in either case based on the optionee’s continuing service to eBay, and generally expire seven to ten years from the date of grant. The weighted average exercise price of stock options granted and

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed during the period was $25.06 per share and the related weighted average grant date fair value was $7.35 per share.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes restricted stock unit activity for the six-month period ended June 30, 2008 (in thousands):

Units

Outstanding at January 1, 2008	8,833
Awarded	16,763
Vested	(1,511)
Forfeited	(1,071)

Outstanding at June 30, 2008	23,014

In general, restricted stock units vest over three to five years and are subject to the recipient’s continuing service to eBay. The cost of restricted stock units is determined using the fair value of our common stock on the date of grant. The weighted average grant date fair value for restricted stock units awarded during the period was $26.10 per share.

During the first six months of 2008, we awarded 86,550 restricted stock units (included in the restricted stock unit activity table above) under the performance-based restricted stock unit plan in accordance with the satisfaction of performance conditions related to such performance-based restricted stock units.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2007 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Cost of net revenues	$9,638	$10,988	$18,411	$21,513
Sales and marketing	23,086	24,560	42,309	48,351
Product development	19,420	24,676	35,377	48,169
General and administrative	27,477	31,625	55,474	61,197

Total stock-based compensation expense	$79,621	$91,849	$151,571	$179,230

Total stock-based compensation expense included in capitalized development costs was $2.1 million and $2.7 million for the three months ended June 30, 2007 and 2008, respectively. Total stock-based compensation expense included in capitalized development costs was $4.2 million and $4.9 million for the six months ended June 30, 2007 and 2008, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2007 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Risk-free interest rates	4.7%	2.3%	4.5%	2.2%
Expected lives (in years)	3.5	3.9	3.5	3.8
Dividend yield	0%	0%	0%	0%
Expected volatility	35%	33%	36%	32%

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

Note 9 —	Income Taxes

The following table reflects changes in unrecognized tax benefits for the six-month period ended June 30, 2008 (in thousands):

Gross amounts of unrecognized tax benefits as of January 1, 2008	$494,253
Gross amounts of increases in unrecognized tax benefits for tax positions taken during the period	69,661

Gross amounts of unrecognized tax benefits as of June 30, 2008	$563,914

As of June 30, 2008, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued at June 30, 2008 was approximately $26.9 million.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 tax year. The material jurisdictions that are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S., California, France, Germany, Italy, Switzerland and Singapore.

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

Our Business

We operate three primary business segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the traditional eBay auction-style site, fixed pricing format, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, and our apartment listing service platform, Rent.com. Our Payments segment, which consists of PayPal, enables individuals and businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP communications between Skype users and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones.

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

Financial Summary

Net revenues for the three months ended June 30, 2008 were $2.2 billion, representing an increase of 20% compared to the same period of the prior year. While Marketplaces transaction revenue continues to represent a majority of our overall revenue, revenue growth rates were helped by our faster growing businesses such as PayPal merchant services, global classifieds, advertising and Skype. Our reported results from operations also benefited from the strength in other currencies relative to the U.S. dollar. Operating income for the three months ended June 30, 2008 was $545.4 million, or 25% of net revenues, compared to $456.9 million, or 25% of net revenues, in the same period of the prior year. Operating margin (which is operating income as a percentage of net revenues) remained consistent due primarily to the continued faster growth of our lower-margin businesses, PayPal and Skype, as compared to our Marketplaces business, partially offset by a reduction of sales and marketing expense as a percentage of net revenues. Net income for the three months ended June 30, 2008 was $460.3 million, or $0.35 earnings per diluted share, compared to $375.8 million, or $0.27 earnings per diluted share for the same period of the prior year. Our net income benefited in part from a lower effective tax rate for the three months ended June 30, 2008 compared to the same period of the prior year, as the geographic mix of income became more favorable. In addition to the growth in net income, the higher earnings per diluted share was partially attributable to our lower diluted weighted average share count, which was driven primarily by our stock repurchase activity during 2007 and the first half of 2008. During the second quarter of 2008, we repurchased approximately 19.1 million shares of our common stock under our repurchase program for an aggregate purchase price of approximately $566.0 million.

Our expectations

We expect that our net revenues and earnings per diluted share will continue to increase in 2008, compared to 2007, driven primarily by strong growth rates in our PayPal, Skype, advertising and classifieds businesses. We continue to face growth challenges in our largest segment, Marketplaces, primarily in our three largest markets, the U.S., the U.K. and Germany. We expect to continue to make significant investments in our Marketplaces segment through initiatives designed to enhance our business fundamentals and enable us to provide the best value, selection and overall experience for our customers.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)

2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Percent change from prior quarter	5%	1%	3%	19%
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Percent change from prior quarter	3%	4%	3%	15%
2008
Net revenues	$2,192,223	$2,195,661	N/A	N/A
Percent change from prior quarter	1%	0%

We expect transaction activity patterns in our businesses to increasingly mirror general consumer buying patterns, both online and offline, as our business expands, with the strongest sequential growth occurring in the fourth quarter.

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

Our net transaction revenues from our Marketplaces segment are derived primarily from listing, feature and final value fees paid by sellers. For our Payments segment, net transaction revenues are generated primarily by fees from payment processing services. Our Communications segment net transaction revenues are generated primarily from fees charged to users to connect Skype’s VoIP product to traditional telecommunication networks. These fees are charged on a per minute basis or on a subscription basis and we refer to these minutes as SkypeOut minutes.

Our Marketing Services and Other Revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, lead referral fees and other revenues. Other revenues are derived principally from contractual arrangements with third parties that provide services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances.

Revenues are attributed to U.S. and international geographies based upon the country in which the seller, payment recipient, Skype user’s Internet protocol address, online property that generates advertising, or other service provider, as the case may be, is located. Because we generate the majority of our revenue internationally, fluctuations in foreign currency exchange rates will impact our results of operations.

The following table sets forth, for the periods presented, the breakdown of net revenues by type, segment and geography. In addition, we have provided a table of key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percent changes)

Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,133,288	$1,233,307	9%	$2,244,649	$2,500,940	11%
Payments	432,294	580,287	34%	851,286	1,140,007	34%
Communications	86,387	130,151	51%	160,375	249,942	56%

Total net transaction revenues	1,651,969	1,943,745	18%	3,256,310	3,890,889	19%
Marketing services and other revenues
Marketplaces	157,266	224,724	43%	296,105	441,408	49%
Payments	21,873	21,508	(2)%	42,222	43,367	3%
Communications	3,321	5,684	71%	7,866	12,220	55%

Total marketing services and other revenues	182,460	251,916	38%	346,193	496,995	44%

Total net revenues	$1,834,429	$2,195,661	20%	$3,602,503	$4,387,884	22%

Net Revenues by Segment:
Marketplaces	$1,290,552	$1,458,031	13%	$2,540,752	$2,942,347	16%
Payments	454,167	601,795	33%	893,508	1,183,374	32%
Communications	89,710	135,835	51%	168,243	262,163	56%

Total net revenues	$1,834,429	$2,195,661	20%	$3,602,503	$4,387,884	22%

Net Revenues by Geography:
U.S.	$895,820	$1,002,189	12%	$1,780,729	$2,026,461	14%
International	938,609	1,193,472	27%	1,821,774	2,361,423	30%

Total net revenues	$1,834,429	$2,195,661	20%	$3,602,503	$4,387,884	22%

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In millions, except percent changes)

Supplemental Operating Data:
Marketplaces Segment:(1)
Active users(2)	83.3	84.5	1%	83.3	84.5	1%
Number of new listings(3)	559.2	666.9	19%	1,147.5	1,314.3	15%
Gross merchandise volume(4)	14,464	15,684	8%	28,745	31,720	10%
Payments Segment:
Active registered accounts(5)	52.8	62.6	19%	52.8	62.6	19%
Net total payment volume(6)	11,080	14,930	35%	21,857	29,347	34%
Communications Segment:
Registered users(7)	219.6	338.2	54%	219.6	338.2	54%

(1)	Rent.com, Shopping.com and our classifieds websites are not included in these metrics.

(2)	All users, excluding users of Half.com, StubHub and Internet Auction Co., our Korean subsidiary, who bid on, bought or listed an item within the previous 12-month period. Users may register more than once and as a result, may have more than one account.

(3)	Listings on eBay Marketplaces trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(5)	All registered accounts that successfully sent or received at least one payment or payment reversal through the PayPal system within the previous 12-month period.

(6)	Total dollar volume of payments, net of payment reversals, successfully completed through the PayPal system during the period, excluding the payment gateway business.

(7)	Cumulative number of unique user accounts, which includes users who may have registered via non-Skype based websites, as of the end of the period. Users may register more than once and, as a result, may have more than one account.

Marketplaces Net Transaction Revenues

Total net transaction revenues from Marketplaces increased 9% and 11% during the second quarter and first six months of 2008, respectively, compared to the same periods of the prior year, primarily as a result of 8% and 10% year-over-year growth in GMV, respectively. GMV growth was driven primarily by an increase in sold items during the second quarter and first six months of 2008, compared to the same periods of the prior year, partially offset by a decline in average selling prices year over year. GMV growth occurred across all major categories during the first six months of 2008, with the clothing, consumer electronics, home, tickets, parts and accessories and vehicles categories having the most significant dollar impact when compared to the same period of the prior year. Marketplaces net transaction revenue growth rate year-over-year was negatively impacted by an increase in buyer and seller incentive programs, some of which are recorded as contra-revenue.

Marketplaces net transaction revenues earned internationally were $676.3 million and $1.4 billion during the second quarter and first six months of 2008, respectively, and represented 55% and 54% of total Marketplaces net transaction revenues during those periods, respectively. Marketplaces net transaction revenues earned internationally were $595.6 million and $1.2 billion during the second quarter and first six months of 2007, respectively, and represented 53% and 52% of total Marketplaces net transaction revenues during those periods, respectively. Based on changes in foreign currency rates year over year, Marketplaces net revenues were positively impacted by foreign currency translation of approximately $100.1 million and $192.9 million during the second quarter and first six months of 2008, respectively, as compared to net revenues that would have been recorded had foreign currency rates remained constant. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

We expect Marketplaces net transactions revenues in 2008, compared to 2007, to be heavily influenced by changes to our fee structure, buyer and seller incentives (some of which are recorded as contra-revenue) and standards and feedback system, designed to increase user activity, particularly in our three largest markets, the U.S., the U.K. and Germany. We may adjust these changes based on the feedback from our users as well as their impact on our operating results. The reaction of our community of buyers and sellers to these changes and any others we may announce could impact our revenue growth and may affect future trends.

Payments Net Transaction Revenues

Payments net transaction revenues increased 34% during both the second quarter and first six months of 2008, compared to the same periods of the prior year. The increase in net transaction revenues was consistent with our 35% and 34% growth in TPV during the second quarter and first six months of 2008, respectively, compared to the same periods of the prior year. TPV increased due to growth in PayPal’s merchant services business and continued penetration of eBay Marketplaces transactions.

TPV for PayPal’s merchant services business was approximately $7.3 billion and $13.9 billion in the second quarter and first six months of 2008, respectively, which represented an increase of 57% and 59% compared to the same periods of the prior year, respectively. PayPal’s merchant services business accounted for approximately 49% and 47% of PayPal’s TPV in the second quarter and first six months of 2008, respectively. The increase in PayPal’s merchant services business was primarily the result of more online merchants, both domestically and internationally, adding PayPal as a payment option, as well as increased usage of PayPal by customers of our existing merchant services clients. Our Payments net transaction revenues as a percentage of TPV was 3.9% during the second quarter and first six months of 2008 and 2007. TPV for PayPal’s merchant services business was approximately $4.6 billion and $8.7 billion in the second quarter and first six months of 2007, respectively, and represented 42% and 40% of PayPal’s TPV, respectively.

Payments net transaction revenues earned internationally were $255.7 million and $497.2 million during the second quarter and first six months of 2008, respectively, and represented 44% of total Payments net transaction revenues during both periods. Payments net transaction revenues earned internationally were $181.1 million and $352.5 million during the second quarter and first six months of 2007, respectively, and represented 42% and 41% of total Payments net transaction revenues during those periods, respectively. International growth in our Payments segment continues to benefit from the expansion of our international operations and the number of currencies supported by PayPal over the last twelve months. Based on changes in foreign currency rates year over year, Payments net revenues were positively impacted by foreign currency translation of approximately $2.0 million and $3.7 million during the second quarter and first six months of 2008, respectively, as compared to net revenues that would have been recorded had foreign currency rates remained constant.

We expect our Payments net transaction revenues in 2008, compared to 2007, to continue to grow based upon growth in our merchant services business resulting from an increased number of merchants integrating PayPal on their websites, as well as continued penetration on Marketplaces transactions.

Communications Net Transaction Revenues

Communications net transaction revenues increased 51% and 56% during the second quarter and first six months of 2008, respectively, compared to the same periods of the prior year. The increase in net transaction revenues was due primarily to an increase in SkypeOut minutes to 1.9 billion and 3.6 billion during the second quarter and first six months of 2008, respectively, compared to 1.3 billion and 2.6 billion in the same periods of the prior year, or year-over-year growth of 42% and 38%, respectively. The cumulative number of Skype registered users increased to 338.2 million at June 30, 2008 from 219.6 million at June 30, 2007. The growth in Skype registered users was due primarily to its marketing activities and strategic partnership initiatives, such as Skype’s collaboration with MySpace.

Communications net transaction revenues earned internationally were $109.0 million and $208.5 million in the second quarter and first six months of 2008, respectively, and represented 84% and 83% of total Communications net transaction revenues in those periods. Communications net transaction revenues earned internationally were $73.4 million and $136.5 million in the second quarter and first six months of 2007, respectively, and represented 85% of total Communications net transaction revenues in both periods. Based on changes in foreign currency rates year over year, Communications net revenues were positively impacted by foreign currency translation of approximately $18.6 million and $34.3 million during the second quarter and first six months of 2008, respectively, as compared to net revenues that would have been recorded had foreign currency rates remained constant.

We expect our Communications business to continue to grow as we focus on increasing user activity, growing our registered user base and expanding our product and feature-set. We continue to expect to earn the majority of our revenues internationally.

Marketing Services and Other Revenues

Marketing services and other revenues was $251.9 million and $497.0 million in the second quarter and first six months of 2008, respectively, representing an increase of 38% and 44%, respectively, compared to the same periods in the prior year. Marketing services and other revenues represented 11% of total net revenues during both the second quarter and first six months of 2008 compared to 10% of total net revenues during both the second quarter and first six months of 2007. Marketing services and other revenues increased during the second quarter and first six months of 2008 compared to the same periods of the prior year due primarily to the advertising initiatives in our Marketplaces segment, primarily internationally, as well as growth in our classifieds business. We expect marketing services and other revenues in 2008, compared to 2007, to continue to benefit primarily from the significant number of users on our Marketplaces platforms.

Cost of Net Revenues

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Cost of net revenues	$416,789	$562,103	35%	$810,478	$1,087,515	34%
As a percentage of net revenues	22.7%	25.6%		22.5%	24.8%

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

The increase in cost of net revenues in the second quarter and first six months of 2008 of $145.3 million and $277.0 million, respectively, compared to the same periods in the prior year was due primarily to an increase in customer support and site operations costs, payment processing costs and Skype telecommunications costs. Aggregate customer support and site operations costs increased $60.7 million and $105.4 million during the second quarter and first six months of 2008, respectively, compared to the same periods of the prior year. The increase was due primarily to our increased focus on customer care initiatives and the development and expansion of our customer support and site operations infrastructure as a result of our growth in transaction volume, as demonstrated through the increases in the number of users, GMV and TPV. Payment processing costs increased $45.4 million and $91.8 million during the second quarter and first six months of 2008, respectively, compared to the same periods of the prior year. Payment processing costs were driven primarily by an increase in PayPal TPV driven by Marketplaces and PayPal’s merchant services activity, as well as higher transaction processing fees. Skype telecommunications costs increased $17.3 million and $36.1 million during the second quarter and first six months of 2008, respectively, compared to the same periods of the prior year due primarily to an increase in SkypeOut minutes. Cost of net revenues increased as a percentage of net revenues during the second quarter and first six months of 2008, compared to the same periods of the prior year, primarily as a result of the relative growth of our lower gross margin businesses, PayPal and Skype.

In 2008, compared to 2007, we expect our Payments and Communications segments to grow at a faster rate than our Marketplaces segment, which will increase our cost of net revenues as a percentage of net revenues.

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Sales and marketing	$477,768	$512,787	7%	$921,020	$1,039,965	13%
As a percentage of net revenues	26.0%	23.4%		25.6%	23.7%

Sales and marketing expense consists primarily of advertising costs, marketing programs, contractor costs and employee compensation for sales and marketing staff.

Sales and marketing expense increased in the second quarter and first six months of 2008 by $35.0 million and $118.9 million, respectively, compared to the same periods in the prior year. Employee related costs, including the use of contractors, facilities and equipment, increased $28.1 million and $64.4 million in the second quarter and first six months of 2008, respectively, compared to the same periods in the prior year due primarily to an increase in staffing. We direct customers to our websites primarily through a number of online marketing channels such as sponsored search, portal advertising, email campaigns and other initiatives. Combined advertising and marketing costs decreased $3.1 million during the second quarter of 2008 compared to the same period in the prior year. Combined advertising and marketing costs increased $36.3 million in the first six months of 2008 compared to the same period in the prior year. Advertising and marketing costs are decreasing as a percentage of net revenues as we increase the use of buyer and seller incentives (for which certain associated expenses are recorded as contra-revenue instead of sales and marketing expense) as opposed to online and offline marketing programs in an effort to improve user loyalty and retention, as well as more efficient marketing spend by our Marketplaces segment.

Sales and marketing expense in 2008, compared to 2007, is expected to increase in total due to an expected increase in our marketing activities to retain existing users and attract new customers across all of our segments. However, sales and marketing expense as a percentage of net revenues in 2008, compared to 2007, is expected to decrease due to improved sales and marketing expense leverage in our Marketplaces segment, the relative growth in our Payments and Communications segments (each of which generally has lower relative sales and marketing expense as a percentage of net revenues than our Marketplaces segment), and our increased use of buyer and seller incentives (for which certain associated expenses are recorded as contra-revenue instead of sales and marketing expense).

Product Development

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Product development	$147,934	$186,791	26%	$285,532	$363,551	27%
As a percentage of net revenues	8.1%	8.5%		7.9%	8.3%

Product development expense consists primarily of employee compensation, contractor costs, facilities cost and depreciation on equipment. Product development expense is net of required capitalization of major site and other product development efforts, including the development of our next-generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $27.9 million and $52.6 million in the second quarter and first six months of 2008, respectively, compared to $21.4 million and $38.9 million in the second quarter and first six months of 2007, respectively. Capitalized site and product development costs are reflected as a cost of net revenues when amortized in future periods.

The increase in product development expense in the second quarter and first six months of 2008 of $38.9 million and $78.0 million, respectively, compared to the same periods in the prior year was due primarily to an increase in employee related and contractor costs, including stock-based compensation expense, to support several platform development initiatives to enhance the user experience and expand our existing product offerings.

Product development expense for 2008, compared to 2007, is expected to increase in total and increase slightly as a percentage of net revenues as we develop new site features and functionality and continue to expand our existing product offerings.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

General and administrative	$283,478	$333,695	18%	$561,837	$688,957	23%
As a percentage of net revenues	15.5%	15.2%		15.6%	15.7%

General and administrative expense consists primarily of employee compensation, contractor costs, provisions for transaction losses associated with PayPal, facilities costs, depreciation of equipment, provision for doubtful accounts, payroll taxes on employee stock options, insurance, professional fees and legal related costs.

General and administrative expense increased by $50.2 million and $127.1 million in the second quarter and first six months of 2008, respectively, compared to the same periods of the prior year due to higher employee related costs, legal costs, and provision for transaction losses. Employee-related costs, including the cost of using contractors, facilities and equipment, increased by $21.3 million and $52.9 million in the second quarter and first six months of 2008, respectively, to support our global growth. Legal-related costs increased by $17.4 million and $44.0 million in the second quarter and first six months of 2008, respectively, and were incurred in connection with various ongoing litigation that we face and may fluctuate from period to period.

PayPal’s provision for transaction losses increased by $6.8 million and $4.8 million for the second quarter and first six months of 2008, respectively, compared to the same periods of the prior year due primarily to higher TPV. PayPal’s transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s TPV, decreased to 0.27% and 0.25% during the second quarter and first six months of 2008, respectively, compared to 0.31% and 0.32% during the second quarter and first six months of 2007, respectively. The decrease in the transaction loss rate is due to our continued enhancement of our fraud detection models based on our historical experiences.

We expect general and administrative expense in 2008, compared to 2007, to increase in total and remain relatively consistent as a percentage of net revenues due to our continued investment across all areas of our business and related corporate functions. In addition, we expect our transaction loss rate to fluctuate depending on many factors such as product and credit policy changes, historical loss experience, TPV, macroeconomic factors and proportion of payments made with credit cards.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Amortization of acquired intangible assets	$51,554	$54,918	7%	$98,903	$109,752	11%
As a percentage of net revenues	2.8%	2.5%		2.7%	2.5%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses to accelerate category and geographic expansion, increase the features, functions and formats available to our users and maintain a leading role in ecommerce, payments and communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired intangibles during the second quarter and first six months of 2008 as compared to the same periods of the prior year is due primarily to the business acquisitions we consummated during 2007 and 2008. Acquisitions completed during the first six months of 2008 include the acquisition of Fraud Sciences.

Amortization of acquired intangible assets will likely increase should we continue to make acquisitions in the future.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Interest and other income, net	$33,967	$23,385	(31)%	$63,987	$52,995	(17)%
As a percentage of net revenues	1.9%	1.1%		1.8%	1.2%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture and minority equity investment results and other miscellaneous transactions not related to our primary operations.

Interest and other income, net, decreased during the second quarter and first six months of 2008 as compared to the same periods of the prior year due to lower interest income generated by lower interest rates earned on lower average cash, cash equivalents and investments balances.

We expect interest and other income, net, in 2008, compared to 2007, to vary based primarily on future interest rates and the level of invested assets, volatility in foreign exchange rates, the results of our portion of unconsolidated joint ventures and minority equity investments.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Interest expense	$2,734	$619	(77)%	$7,276	$3,485	(52)%
As a percentage of net revenues	0.1%	0.0%		0.2%	0.1%

Interest expense consists primarily of interest charges on the amount drawn under our existing credit agreement and certain accrued contingencies. The decrease in interest expense in the second quarter and first six months of 2008 compared to the same periods of the prior year is due primarily to decreased interest charges associated with lower outstanding balances under our credit agreement.

We expect interest expense in 2008, compared to 2007, to be driven primarily by the extent to which we use our credit agreement, which in turn will depend on working capital needs and other factors.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Provision for income taxes	$112,315	$107,788	(4)%	$228,444	$227,591	(0)%
As a percentage of net revenues	6.1%	4.9%		6.3%	5.2%
Effective tax rate	23%	19%		23%	20%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes and subsidiary losses for which we have not provided a benefit and other factors that impact the effective tax rate.

The decrease in the effective tax rate for the second quarter and first six months of 2008 compared to the same period of the prior year resulted primarily from the expansion of our international operations resulting in favorable changes to our geographic earnings mix.

For the remainder of 2008, we are projecting an effective tax rate consistent with, or slightly higher than, our effective tax rate in the first six months of 2008.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended
	June 30,
	2007	2008
	(In thousands)

Net cash provided by (used in):
Operating activities	$1,219,077	$1,504,869
Investing activities	(59,700)	(457,816)
Financing activities	(460,646)	(1,666,315)
Effect of exchange rates on cash and cash equivalents	56,826	94,099

Net increase (decrease) in cash and cash equivalents	$755,557	$(525,163)

We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2007 and 2008 due primarily to non-cash charges to earnings and tax benefits from stock-based compensation. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation, provision for doubtful accounts and authorized credits, the provision for transaction losses and deferred income taxes. We continue to expect net cash provided by operating activities to be higher in 2008, compared to 2007, due primarily to higher net income.

Net cash used in investing activities of $457.8 million during the first six months of 2008 consisted primarily of cash paid for acquisitions, primarily Fraud Sciences, totaling $159.1 million, and the purchase of fixed assets to support our site operations, customer support and international expansion totaling $256.3 million. The purchase of fixed assets consisted primarily of computer equipment, software, leasehold improvements for our offices and buildings. For the remainder of 2008, we expect to continue to purchase property and equipment and we may acquire other businesses for cash. Net cash used in investing activities during the first six months of 2007 consisted primarily of cash paid to acquire businesses totaling $320.2 million, and the purchase of fixed assets for $206.7 million, offset by net cash provided by our investment activity of $465.1 million.

Net cash flows used in financing activities of $1.7 billion during the first six months of 2008 were due primarily to the repurchase of approximately 55.8 million shares of common stock for an aggregate purchase price of approximately $1.6 billion and the repayment of our line of credit of $200.2 million, offset in part by net proceeds from the issuance of common stock of $85.4 million. For the remainder of 2008, we may continue to repurchase our common stock for cash. The net cash flows used in financing activities during the first six months of 2007 was due primarily to the repurchase of approximately 20.5 million shares of common stock for an aggregate purchase price of approximately $674.9 million, offset in part by proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options of $184.4 million.

The positive effect of exchange rates on cash and cash equivalents of $94.1 million during the first six months of 2008 was due to the weakness of the U.S. dollar during the period against other foreign currencies, primarily the Euro. At June 30, 2008, we held balances in cash and cash equivalents outside the U.S. totaling approximately $2.9 billion.

Credit Agreement

As of June 30, 2008, we had no outstanding borrowings under our $2.0 billion credit agreement. As of June 30, 2008, we were in compliance with the financial covenants associated with the credit agreement.

Stock Repurchases

In January 2008, our Board authorized, and we announced, a stock repurchase program of up to $2.0 billion of our common stock. This program is in addition to our previously announced stock repurchase program. During the second quarter and first six months of 2008, we repurchased approximately $566.0 million and $1.6 billion of our common stock, respectively. As of June 30, 2008, we have repurchased approximately $4.7 billion of our common stock ($4.0 billion of which completed the previously announced and expanded stock repurchase program) and we have the ability to repurchase up to $1.3 billion of our common stock under our stock repurchase program authorized by our Board in January 2008.

Off-Balance Sheet Arrangements and Customer Accounts

As of June 30, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. As of June 30, 2008, we had a total of $1.5 billion in cash withdrawals offsetting our $1.5 billion in cash deposits held within the same financial institution under our cash pooling arrangement. See Note 5 — “Fair Value Measurement of Assets and Liabilities” for further discussion.

Customer balances held as direct claims against us, primarily PayPal, are included on our condensed consolidated balance sheet in funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers, and totaled approximately $1.1 billion as of December 31, 2007 and June 30, 2008. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheets. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that U.S. customers choose to invest in the PayPal Money Market Fund, and totaled approximately $1.8 billion and $1.9 billion as of December 31, 2007 and June 30, 2008, respectively. The assets of the PayPal Money Market Fund are invested in a portfolio managed by Barclays Global Fund Advisors.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card network fines against the processor arising out of conduct by PayPal or PayPal customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Liquidity and Capital Resource Requirements

We believe that existing cash, cash equivalents and investments of approximately $4.2 billion, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future.

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements, regarding the effect of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007. Our market risk profile has not changed significantly during the first six months of 2008.

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

Investment Risk

As of June 30, 2008, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 88% of our total cash, cash equivalents and investment portfolio, which was held primarily in bank deposits, commercial paper and money market funds. As of June 30, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. In December 2002, a trial was held in the matter, and the court in Düsseldorf ruled in favor of eBay on all causes of action. Rolex appealed the ruling to the Higher Regional Court of Düsseldorf, and the appeal was heard in October 2003. In February 2004, the court rejected Rolex’s appeal and ruled in our favor. Rolex appealed the ruling to the German Federal Supreme Court, a hearing took place before that court in December 2006, and a written decision was issued in June 2007. Following a 2004 precedent in the matter of Rolex v Ricardo, the court’s decision found that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing. In July 2007, the German Federal Supreme Court extended the reach of the Rolex decision in IVD v. eBay. The court held that (i) in certain circumstances, a duty of care could be found to exist to competitors requiring eBay to take reasonable measures to prevent illegal items from being listed (even where the competitors were not directly harmed) and (ii) such duty would extend to listings by the same seller in the same category (not just identical listings). We expect that this ruling will likely result in increased costs and litigation against us in Germany although we do not currently believe that it will require a major change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. The plaintiffs seek approximately EUR 37 million in damages. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. The plaintiffs in this suit seek approximately EUR 9 million in damages and injunctive relief. We filed our initial briefs responding to the first complaint in February 2007, and initial briefs in response to the second complaint were filed in April 2007. On April 14, 2008, the Court held a hearing regarding the first complaint. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We have taken measures to comply with the injunction and we intend to appeal these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged non-compliance of consumer protection laws or in connection with paid search advertisements. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

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

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. Netcraft Corporation has appealed the judgment. Both sides have filed their appeal briefs.

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

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 135,000 users have sued IAC over this breach in several lawsuits and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	our ability to increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers, in our most mature geographies, especially the U.S., Germany and the U.K.;

•	the volume, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the effect of recently announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); new algorithms for determining which listings appear at the top of searches (Best Match); changes to buyer and seller feedback criteria; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; new restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; new incentives and rewards for top PowerSellers; and, beginning in the fall of 2008, increased protection for buyers who pay for eligible transactions on eBay.com using PayPal,as well as improved seller protection for U.S. eBay sellers against claims, chargebacks and reversals;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 1 — Legal Proceedings” above);

•	new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	the effect of recently announced management changes;

•	general economic conditions, including higher inflation, interest rate fluctuations, and the possibility of a recession in the U.S., and a worldwide economic slowdown, as well as those economic conditions specific to the Internet and ecommerce industries;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	our ability to manage PayPal’s transaction loss rate and payment funding mix;

•	the costs and results of litigation that involves us;

•	our ability to successfully integrate and manage businesses that we acquire;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card networks and banks;

•	our ability to increase the acceptance of PayPal by online merchants outside of our Marketplaces platforms, which may require long implementation cycles and incentives to merchants that are initially dilutive;

•	our ability to manage, profitably expand and effectively monetize the Skype business;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with which we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, phishing, viruses, spyware, and other dangers of the Internet; and

•	macroeconomic and geopolitical events such as recession, commodity inflation, war, threat of war, or terrorist actions.

The increased variety of services offered on our websites makes it difficult for us to forecast the level or source of our revenues or earnings accurately. In view of the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast income statement expenses as a percentage of net revenues. Quarterly and annual income statement expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

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

We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and recently acquired operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. Growth rates in our most established markets, such as the U.S., Germany and the U.K., have continued to decline. Despite our efforts to stem these declines, growth rates in these and other markets may continue to decline and may become negative. As our penetration in established markets grows, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our sites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items, our business will suffer.

In January 2008, for example, we announced significant changes to our Marketplaces business in three major areas: fee structure, seller incentives and standards and buyer and seller feedback. In June 2008, we announced increased buyer and seller protections in the U.S. We may make further changes in these or other areas in the future. Some of the changes that we have announced to date have been controversial with many of our sellers, and additional changes that we announce in the future may prove to be similarly controversial. If any of these changes cause sellers to move their business away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

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

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies. Based on changes in foreign currency rates year over year, net revenues in the three months ended June 30, 2008 were positively impacted by foreign currency translation of $120.6 million, compared to the same period of the prior fiscal year. Based on changes in foreign currency rates year over year, operating income for the three months ended June 30, 2008 was positively impacted by foreign currency translation of $69.0 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, and Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers may decrease, and that decrease may not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies.

In addition, we face exposure to fluctuations in interest rates. For example, reductions in interest rates reduce our investment income, which in turn would lower our net interest income.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time, including litigation brought by Tiffany & Co. in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries, and a number of others. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products listed on our sites by third parties, for the alleged misuse of trademarks in listings or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. Other luxury brand owners have also filed suit against us or have threatened to do so. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We have taken measures to comply with the injunction and we intend to appeal these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business.

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if the authorities feel we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. For example, the German Federal Supreme Court has ruled against us in the Rolex and IVD cases. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union because of the alleged active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed counterfeit listings or effectively suspended users who have created such listings. Over the years we are constantly improving and modifying our efforts to eliminate counterfeit and pirated items. These improvements are in response to ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction as well as in response to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our arguments, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers. This may materially harm our business.

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

Litigation and negative publicity has increased as our websites gain prominence in markets outside of the U.S., where the laws may be unsettled or less favorable to us. Such litigation is costly for us, could result in damage awards, injunctive relief, or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. In addition, a public perception that counterfeit or pirated items are commonplace on our site, even if factually incorrect, could damage our reputation and our business.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these ongoing suits are described under the heading “Item 1 — Legal Proceedings,” above. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and Communications segments. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

Use of our services for illegal purposes could harm our business.

The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. In violation of our policies, unlawful goods have been listed and traded on our services. We may be unable to prevent our users from selling unlawful goods or services or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested (and later released) in connection with a user’s listing of a pornographic video clip on that website. We continue to contest the charges related to this arrest. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, and restrictive distribution laws and distance selling laws.

Although we have prohibited the listing of certain items and implemented other protective measures, in the future, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods using our services. This negative publicity, even if factually incorrect, could damage our reputation and diminish the value of our brand names. It also could make users reluctant to use our services.

PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other intellectual property, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, including PayPal’s ability to take legal action to recover its losses for certain violations of its acceptable use policy, illegal activities could still be funded using PayPal.

Current or future anti-money laundering laws could increase PayPal’s costs or require it to change its processes.

PayPal is subject to anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In July 2003, PayPal agreed with the U.S. Attorney for the Eastern District of Missouri that it would pay $10 million as a civil forfeiture to settle allegations that its provision of services to online gambling merchants violated provisions of the USA PATRIOT Act and further agreed to have its compliance program reviewed by an independent audit firm. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. As PayPal localizes its service in other countries, additional verification and reporting requirements may apply, which in some cases are more stringent. Several countries, including Australia, Canada and Luxembourg, are in the process of implementing new anti-money laundering and counter-terrorist financing laws and regulations, and the impact of these laws and regulations on PayPal’s business is uncertain. These regulations could impose significant costs on PayPal and make it more difficult for new customers to join its network. PayPal could be required to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card networks, could raise PayPal’s costs significantly and reduce the attractiveness of its product. Failure to comply with federal, state or foreign country money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

We are subject to risks associated with information disseminated through our service.

The law relating to the liability of online services companies for information carried on or disseminated through their services is often unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability upon us under a number of these theories have been brought against us. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for content posted in the Feedback Forum. Several court decisions arguably have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. For example, the Ninth Circuit recently held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. In addition, the Paris Court of Commerce has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive internet “hosts” from liability are inapplicable to eBay given that the content in question was provided by users under eBay’s control and authority. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our sites. Our liability for such claims may be higher in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

Government inquiries may lead to charges or penalties.

A large number of transactions occur on our websites. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We may also face governmental inquiries related to actions that we take designed to improve the safety of transactions on our websites, most notably by requiring PayPal to be offered and/or used for certain transactions or by certain sellers. We are likely to receive additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. In Germany, the German Federal Supreme Court has ruled that we may owe duties, under certain circumstances, to content owners and competitors relating to taking reasonable steps to prevent the listing of illegal, counterfeit, and pirated items. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The scope of these duties is being defined by the courts, including appellate courts, and the ultimate impact on us is uncertain, but may require us to increase our level of filtering and review for these items, thereby increasing our costs. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

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

PayPal currently offers a buyer protection program for transactions on eBay.com that refunds up to $2,000 to buyers who used PayPal in transactions with selected sellers if the buyer did not receive the goods they purchased or if the goods differed significantly from what was described by the seller and up to $200 in most other eBay transactions. PayPal also offers a similar program in many eBay international marketplaces, in most cases with lower reimbursement amounts. In June 2008, we announced that beginning in the fall of 2008, buyers who pay for transactions on eBay.com with PayPal will be protected on eligible transactions for the full amount of an item’s purchase price if the buyer does not receive the goods they purchased or if the goods differ significantly from what was described by the seller. Furthermore, U.S. sellers on eBay.com will receive improved seller protection for eligible transactions in which the seller is paid with PayPal, in that they will be covered against payment reversals due to buyer claims of an unauthorized payment or an item that was not received, so long as the seller delivers to the address that the buyer provided to PayPal. We will also offer enhanced buyer and seller protections in some eBay international marketplaces The recently announced changes to PayPal’s buyer protection program could result in future increases and fluctuations in PayPal’s transaction loss rate. For the full year ended December 31, 2007 and the six months ended June 30, 2008, PayPal’s transaction loss (including both direct losses and buyer protection payouts) totaled $139.3 million and $74.6 million, representing 0.29% and 0.25% of PayPal’s TPV, respectively.

eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously in order to harm either the seller or eBay. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While sometimes eBay can suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. Other than through these programs, eBay does not compensate users who believe they have been defrauded by other users, although users who pay through PayPal may have reimbursement rights from their credit card company or bank, which in turn will seek reimbursement from PayPal. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our eBay and PayPal services could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand names. We believe that negative user experiences are one of the primary reasons users stop using our services.

Any factors which reduce cross-border trade could harm our business.

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

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 135,000 users have sued IAC over this breach in several lawsuits and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit.

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

We derive an increasing portion of our revenues from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. If we experience a reduction in our advertising revenues due to economic, competitive, technological or other factors, including a reduction in consumer spending due to the possibility of a recession in the U.S. and a worldwide economic slowdown or if we are unable to provide value to our advertisers, our business and financial results would suffer.

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

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as our acquisition of StubHub, an online ticket marketplace, in February 2007, regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or with respect the sale of certain items, such as real estate, event tickets, cultural goods, boats, and automobiles.

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

A number of the lawsuits against us relating to trademark issues seek to have our websites subject to unfavorable local laws. For example, “trademark exhaustion” principles provide trademark owners with certain rights to control the sale of a branded authentic product until it has been placed on the market by the trademark holder or with the holder’s consent. The application of “trademark exhaustion” principles is largely unsettled in the context of the Internet, and if trademark owners are able to force us to prohibit listings of certain items in one or more locations, our business could be harmed.

As we expand and localize our international activities, we become obligated to comply with the laws of the countries in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

If PayPal were found to be subject to or in violation of any U.S. laws or regulations governing banking, money transmission, or electronic funds transfers, it could be subject to liability and forced to change its business practices.

Nearly all U.S. states and territories have enacted legislation regulating money transmitters. To date, PayPal has obtained licenses in 42 of these jurisdictions and interpretations in six states that licensing is not required under their existing statutes, and is applying for a license in one additional state. The remaining U.S. states and territories do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to bonding requirements, restrictions on its investment of customer funds, reporting requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, or forced to change its business practices. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business. Even if PayPal is not forced to change its business practices, it could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal.

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and reimburse consumers for losses above $50 from transactions not authorized by the consumer. PayPal currently voluntarily reimburses consumers for all financial losses from transactions not authorized by the consumer, not just losses above $50. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 2.3 million transactions per day during the quarter ended June 30, 2008, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

PayPal is subject to regulation as a bank in Luxembourg, and its status under banking or financial services laws or other laws in markets outside the U.S. is unclear.

PayPal currently allows its customers with credit cards to send payments from 190 markets, and allows its customers to receive payments in 65 of those markets (including the U.S.). Customers can only withdraw funds electronically to local bank accounts in 40 of these 65 markets. In 20 of these 65 markets customers can withdraw funds electronically to their credit or debit card. In two of these 65 markets customers can only withdraw funds locally by receiving a bank draft in the mail, and in another three of these 65 markets, customers cannot withdraw locally and can only withdraw funds if they have a U.S. bank account. These limitations affect PayPal’s ability to grow in these markets. PayPal also offers customers the ability to send or receive payments denominated in 19 currencies. Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union. As of July 2007, PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA., a wholly-owned subsidiary of PayPal that is licensed as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal does not have experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law. The regulators in these countries could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business.

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

PayPal does not belong to or directly access credit card networks, such as Visa and MasterCard. As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay a fee for this service. From time to time, credit card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal’s credit card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. These increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card networks as a result of any rule violations by PayPal or PayPal’s customers. The credit card networks set and interpret the credit card rules. Credit card networks could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

PayPal is required to comply with credit card networks’ special operating rules for Internet payment services. PayPal and its credit card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the credit card networks’ discretion. PayPal also could be subject to fines from credit card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with credit card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its credit card processor relating to PayPal’s failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards or changes in PayPal’s process for registering new customers, which would seriously damage PayPal’s business.

Changes in PayPal’s funding mix could adversely affect PayPal’s results.

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. The proportion of PayPal’s payment volume funded using credit cards has increased over time. In addition, some of PayPal’s newer offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. This settlement was initially rejected by the court, and the parties have submitted a revised settlement agreement to the court. Although PayPal did not admit any liability for any of the allegations in the two cases, changes to our disclosure practices could result in increased use of credit card funding, which could harm PayPal’s business.

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

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 51% and 54%, respectively, of our net revenues in fiscal year 2007 and the first six months of 2008. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

As we continue to expand internationally, including through the expansion of PayPal, Skype, Shopping.com, and our classified businesses, we are increasingly subject to risks of doing business internationally, including the following:

•	strong local competitors;

•	regulatory requirements, including regulation of Internet services, communications, auctioneering, professional selling, distance selling, privacy and data protection, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us and our affiliates;

•	greater liability or legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, conflicting court decisions and lack of clear precedent or applicable law;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions; and

•	differing intellectual property laws.

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

We have acquired a number of businesses in the past, including, most recently, Fraud Sciences Ltd.. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. Most recently, the City of Chicago has notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller. The application of existing or future laws could have adverse effects on our business.

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

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection or reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. For example, several revenue bills recently introduced in the U.S. Congress would require companies (such as PayPal) that electronically process payments for merchants to track, aggregate and report information to the IRS on the payments they make to merchants. One or more jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.

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

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. In November 2006, the New England Patriots filed suit against StubHub alleging that StubHub’s resale activities violate Massachusetts’ ticket resale laws and constitute intentional interference with the team’s relationship with its season ticket holders. In April 2007, Ticketmaster filed suit against eBay d/b/a StubHub alleging that StubHub had improperly interfered with Ticketmaster’s contracts with its clients by wrongfully obtaining tickets for sale in violation of Ticketmaster’s exclusive contractual rights to sell such tickets. Such litigation could result in damage awards, could require us to change our business practices in harmful ways, or could otherwise negatively affect our tickets business. Others have threatened litigation. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which is owned by TicketMaster) and RazorGator. If we are unable to effectively compete with these competitors, our tickets business could be harmed. In addition, ticketing service companies and event organizers have recently begun to issue event tickets through paperless (electronic) ticketing systems that include restrictions on the transferability of such event tickets. To the extent that event tickets issued in this manner cannot be resold on our websites, our tickets business could be harmed.

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

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the credit card and bank clearing networks. Financial, regulatory, or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, and thereby harm our business. Price increases by companies that provide services to our users could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. For example, we believe recent changes in postal rates may have reduced listing volume on our sites in certain categories. Any security breach at one of these companies could also affect our customers and harm our business. In addition, we have outsourced certain functions to third-party outside providers, including customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our business, reputation and operating results. Although we generally have been able to renew or extend the terms of contractual arrangements with third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future, and there can be no assurance that third parties who provide services directly to our users will continue to do so at reasonable rates or at all.

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

Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses and prevent money laundering, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, and its operating margins may decrease. In addition, negative publicity about or experiences with customer support for Marketplaces, PayPal or Skype could cause our reputation to suffer or affect consumer confidence in our brands as a whole.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our websites. For example, category-specific competitors to offerings in our Books/Music/Movies category include, among others: Amazon.com, Barnes & Noble, Alibris.com, Indigo Books & Music, Abebooks.com, Scholastic Inc., Follett Higher Education Group, Napster, iTunes, Rhapsody, Netflix, Blockbuster, Columbia House, Virgin Music, eMusic, Best Buy, as well as other online and offline retailers, stores and shopping networks.

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

In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. For example, in January 2008, we announced significant changes to our Marketplaces business in three major areas: fee structure, seller incentives and standards, and buyer and seller feedback. In March 2008, we announced that beginning in June 2008, we would require users in the UK to offer PayPal as one option as a method of payment on most transactions on our localized UK website, and in April 2008, we announced that we planned to require users in Australia to offer and use PayPal as the exclusive method of payment on most transactions on our localized Australian website. In June 2008, the Australian Competition and Consumer Commission (ACCC) issued a draft notice precluding us from requiring PayPal to be used as the exclusive payment option for transactions on our localized Australian website. In July 2008, we withdrew our notification to the ACCC. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

PayPal

The markets for PayPal’s product are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks starting to allow Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards, and bill pay networks. PayPal competes with existing online and offline payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including American Express, Cardservice International, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource and Authorize.net (which has merged with CyberSource);

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, eBillMe, Revolution Money and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, TextPayMe (a subsidiary of Amazon), Crandy, LUUP and Payforit;

•	Amazon Payments, which acts as a credit processor and can be linked to a personal bank account; and

•	Google Checkout, which enables the online payment of merchants using credit cards.

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

Skype

The market for Skype’s products is also intensely competitive and characterized by rapid technological change. We expect Skype’s various communications competitors, including, for example, the providers of online communications products and telecommunications operators, to continue to improve the performance of their current products and introduce new products, software, services and technologies. If Skype’s competitors successfully introduce new products or enhance their existing products, this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company.

Additionally, many of Skype’s current and potential competitors have longer operating histories, are substantially larger, and have greater financial, marketing, technical, and other resources. Some also have greater name recognition and a larger installed base of customers than Skype has.

If we are unable to operate our new in-house global affiliate platform in an effective and efficient manner, our business could suffer.

Under our affiliate programs, affiliates and website publishers are paid for traffic driven to our websites. Our affiliate programs were previously run externally through a third-party platform. In April 2008, we launched our new global affiliate platform, the eBay Partner Network, which is managed and operated internally. If we are unable to transition our affiliate programs in-house in a timely and effective manner, this could result in dissatisfaction on the part of our affiliates and/or a reduction in traffic to our websites, which could adversely affect our business and operating results. In addition, we may incur substantial costs associated with implementing and operating the eBay Partner Network, including costs associated with implementing appropriate internal controls and procedures with respect to the new platform. If we are unable to operate the eBay Partner Network as planned, our results of operations, business and reputation may be adversely affected. We are also exposed to the risk of fraud by our affiliates (including click fraud or other clicks or conversions) in our affiliates program, which may result in inflated traffic to our websites and/or lower quality traffic. If we are unable to detect and prevent any such fraud by our affiliates in a timely and effective manner, our profitability may be negatively impacted.

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

Our failure to cost effectively manage certain aspects of our business could harm us.

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

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of such audits and reviews by taxing authorities throughout the world. Any adverse outcome of any such audit or review could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2008 was as follows:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased as	Value that May Yet
	Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased(2)	per Share	Announced Programs	the Programs(1)

April 1, 2008-April 30, 2008	776,718	$30.61	776,718	$1,821,539,821
May 1, 2008-May 31, 2008	6,127,664	$30.76	6,120,686	$1,633,261,311
June 1, 2008-June 30, 2008	12,177,299	$29.08	12,171,660	$1,279,321,656

	19,081,681		19,069,064

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized the expansion of this stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. In January 2008, our Board authorized another stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock with no expiration from the date of authorization. Under these programs, as of June 30, 2008, we had repurchased in the aggregate approximately $4.7 billion of our common stock at an average price of $30.48 per share. As of June 30, 2008, $1.3 billion remained available for further repurchases under the stock repurchase program authorized by the Board in January 2008.

(2)	Includes 6,978 and 5,639 shares of stock withheld from employees to satisfy tax obligations in May and June 2008, respectively.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

eBay held its 2008 Annual Meeting of Stockholders on June 19, 2008. The following is a brief description of each matter voted upon at the 2008 Annual Meeting of Stockholders, as well as the number of votes cast for or against each matter and the number of abstentions and broker non-votes with respect to each matter. Each of the four directors proposed by eBay for re-election was elected by the following vote to serve until the 2011 Annual Meeting of Stockholders or until their respective successors have been elected and qualified:

Director Name	Shares Voted for	Shares Voted Against	Shares Abstaining

Fred D. Anderson, Jr.	1,080,313,596	104,257,948	9,606,420
Edward W. Barnholt	1,139,208,362	44,851,124	10,118,478
Scott D. Cook	1,120,274,506	13,909,607	9,993,851
John J. Donahoe	1,174,147,406	10,473,156	9,557,402

The stockholders approved the Company’s 2008 Equity Incentive Award Plan: Shares voted for: 959,965,420; Shares voted against: 108,687,926; Shares abstaining: 8,632,202; Broker Non-Votes: 116,892,416

The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for our fiscal year ending December 31, 2008: Shares voted for: 1,177,845,415; Shares voted against: 7,680,390; Shares abstaining: 8,652,159

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

During the quarter ended June 30, 2008 there were no pre-approvals of any non-audit engagement work to be performed by PwC.

Item 6:	Exhibits

Exhibit 10	.01*+	Registrant’s 2008 Equity Incentive Award Plan.
Exhibit 10	.02*+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.
Exhibit 10	.03+	Offer Letter to Alan C. Marks dated March 27, 2008.
Exhibit 31.01		Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02		Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01		Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02		Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008, and incorporated herein by reference

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer

Date: July 23, 2008

Principal Financial Officer:

By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: July 23, 2008

Principal Accounting Officer:

By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer

Date: July 23, 2008

INDEX TO EXHIBITS

Exhibit 10	.01*+	Registrant’s 2008 Equity Incentive Award Plan.
Exhibit 10	.02*+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.
Exhibit 10	.03+	Offer Letter to Alan C. Marks dated March 27, 2008.
Exhibit 31.01		Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02		Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01		Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02		Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008, and incorporated herein by reference

+	Indicates a management contract or compensatory plan or arrangement