Form 10-Q
period 2008-09-30
EBAY INC
filed 2008-10-23
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of October 16, 2008 there were 1,276,943,660 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2007	2008
	(In thousands, except
	par value amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,221,191	$3,342,717
Short-term investments	676,264	301,136
Accounts receivable, net	480,557	436,456
Funds receivable and customer accounts	1,513,578	1,555,835
Other current assets	230,915	372,202

Total current assets	7,122,505	6,008,346
Long-term investments	138,237	133,629
Property and equipment, net	1,120,452	1,215,469
Goodwill	6,257,153	6,172,133
Intangible assets, net	596,038	467,610
Other assets	131,652	242,970

Total assets	$15,366,037	$14,240,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,613	$217,272
Funds payable and amounts due to customers	1,513,578	1,555,835
Accrued expenses and other current liabilities	1,151,139	804,634
Deferred revenue and customer advances	166,495	180,777
Income taxes payable	111,754	96,215

Total current liabilities	3,099,579	2,854,733
Deferred and other tax liabilities, net	510,557	639,926
Other liabilities	51,299	51,803

Total liabilities	3,661,435	3,546,462

Stockholders’ equity:
Common Stock, $0.001 par value; 3,580,000 shares authorized; 1,350,219 and 1,276,843 shares outstanding	1,458	1,465
Additional paid-in capital	8,996,303	9,385,363
Treasury stock at cost, 107,522 and 188,188 shares	(3,184,981)	(5,377,070)
Retained earnings	4,190,546	5,602,828
Accumulated other comprehensive income	1,701,276	1,081,109

Total stockholders’ equity	11,704,602	10,693,695

Total liabilities and stockholders’ equity	$15,366,037	$14,240,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands, except per share amounts)
	(Unaudited)

Net revenues	$1,889,220	$2,117,531	$5,491,723	$6,505,415
Cost of net revenues	446,521	560,963	1,256,999	1,648,478

Gross profit	1,442,699	1,556,568	4,234,724	4,856,937

Operating expenses:
Sales and marketing	485,240	457,216	1,406,260	1,497,181
Product development	164,879	190,842	450,411	554,393
General and administrative	287,447	331,715	849,284	1,020,672
Amortization of acquired intangible assets	51,888	52,720	150,791	162,472
Impairment of goodwill	1,390,938	—	1,390,938	—

Total operating expenses	2,380,392	1,032,493	4,247,684	3,234,718

(Loss) income from operations	(937,693)	524,075	(12,960)	1,622,219
Interest and other income, net	38,363	38,556	102,350	91,551
Interest expense	(2,728)	11	(10,004)	(3,474)

(Loss) income before income taxes	(902,058)	562,642	79,386	1,710,296
Provision for income taxes	(33,577)	(70,423)	(262,021)	(298,014)

Net (loss) income	$(935,635)	$492,219	$(182,635)	$1,412,282

Net (loss) income per share:
Basic	$(0.69)	$0.38	$(0.13)	$1.08

Diluted	$(0.69)	$0.38	$(0.13)	$1.07

Weighted average shares:
Basic	1,354,786	1,288,937	1,360,830	1,311,501

Diluted	1,354,786	1,297,484	1,360,830	1,322,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
	(Unaudited)

Net (loss) income	$(935,635)	$492,219	$(182,635)	$1,412,282

Other comprehensive (loss) income:
Foreign currency translation	301,135	(597,518)	464,375	(367,276)
Unrealized gains (losses) on investments, net	285,756	(114,953)	286,441	(432,424)
Unrealized (losses) gains on hedging activities	(839)	19,022	(1,319)	11,046
Tax (provision) benefit on above items	(114,120)	44,974	(114,200)	168,487

Net change in accumulated other comprehensive (loss) income	471,932	(648,475)	635,297	(620,167)

Comprehensive (loss) income	$(463,703)	$(156,256)	$452,662	$792,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(182,635)	$1,412,282
Adjustments:
Provision for doubtful accounts and authorized credits	66,848	92,234
Provision for transaction losses	100,848	118,197
Depreciation and amortization	441,891	517,917
Impairment of goodwill	1,390,938	—
Stock-based compensation	232,160	269,481
Deferred income taxes	(68,934)	(110,947)
Tax benefits from stock-based compensation	112,883	38,220
Excess tax benefits from stock-based compensation	(69,026)	(4,670)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(86,316)	(47,612)
Funds receivable and customer accounts	(420,817)	(42,256)
Other current assets	(179,927)	(112,098)
Other non-current assets	(79,069)	(26,242)
Accounts payable	12,707	33,300
Funds payable and amounts due to customers	420,817	42,256
Accrued expenses and other liabilities	5,642	(105,124)
Deferred revenue and customer advances	27,477	12,480
Income taxes payable and other tax liabilities	123,076	110,854

Net cash provided by operating activities	1,848,563	2,198,272

Cash flows from investing activities:
Purchases of property and equipment, net	(326,035)	(406,739)
Purchases of investments	(205,298)	(107,990)
Maturities and sales of investments	783,816	42,248
Acquisitions, net of cash acquired	(320,195)	(159,064)
Other	5,523	(51,369)

Net cash used in investing activities	(62,189)	(682,914)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	365,199	98,727
Repurchases of common stock, net	(1,170,699)	(2,179,552)
Excess tax benefits from stock-based compensation	69,026	4,670
Repayment of borrowings	—	(200,220)

Net cash used in financing activities	(736,474)	(2,276,375)

Effect of exchange rate changes on cash and cash equivalents	199,899	(117,457)

Net increase (decrease) in cash and cash equivalents	1,249,799	(878,474)
Cash and cash equivalents at beginning of period	2,662,792	4,221,191

Cash and cash equivalents at end of period	$3,912,591	$3,342,717

Supplemental cash flow disclosures:
Cash paid for interest	$6,381	$1,257
Cash paid for income taxes	$281,657	$329,160
Non-cash investing activities:
Common stock options assumed pursuant to acquisition	$10,361	$4,398

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

eBay has three operating segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of platforms, including the Marketplaces site comprising auction-style and fixed price formats, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, our fixed price media marketplace, Half.com and our apartment listing service platform, Rent.com. The Payments segment, which consists of our PayPal, Inc. (“PayPal”) business, enables individuals and businesses to securely, easily and quickly send and receive payments online. The Communications segment, which consists of our Skype Technologies SA (“Skype”) business, enables Voice over Internet Protocol (“VoIP”) communications between Skype users, and provides low-cost connectivity to traditional fixed-line and mobile telephones.

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

These unaudited interim financial statements reflect our condensed consolidated balance sheet as of December 31, 2007 and September 30, 2008. These statements also show our condensed consolidated statement of (loss) income and condensed consolidated statement of comprehensive (loss) income for the three and nine months ended September 30, 2007 and 2008 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2007 and 2008. These statements include all normal recurring adjustments that we believe are necessary to fairly state our financial position, operating results and cash flows. Because all of the disclosures required by U.S. generally accepted accounting principles for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008. The condensed consolidated

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet as of December 31, 2007 was derived from our audited financial statements for the year ended December 31, 2007, but does not include all disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of (loss) income, comprehensive (loss) income and cash flows for the periods presented are not necessarily indicative of results that we expect for any future period.

Certain prior period balances have been reclassified to conform to the current period presentation. Customer accounts were reclassified from other current assets to funds receivable and customer accounts.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141(R) may have an impact on our consolidated financial statements. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP 142-3 will have on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

Note 2 —	Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net (loss) income per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Numerator:
Net (loss) income	$(935,635)	$492,219	$(182,635)	$1,412,282

Denominator:
Weighted average common shares — basic	1,354,786	1,288,937	1,360,830	1,311,501
Dilutive effect of equity incentive plans	—	8,547	—	10,625

Weighted average common shares — diluted	1,354,786	1,297,484	1,360,830	1,322,126

Net (loss) income per share:
Basic	$(0.69)	$0.38	$(0.13)	$1.08

Diluted	$(0.69)	$0.38	$(0.13)	$1.07

Common stock equivalents excluded from (loss) income per diluted share because their effect would have been anti-dilutive	139,590	102,322	142,403	94,978

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Business Combinations, Goodwill and Intangible Assets

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

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended September 30, 2008 (in thousands):

	December 31,	Goodwill		September 30,
	2007	Acquired	Adjustments	2008

Reportable segments:
Marketplaces	$3,016,799	$7,435	$(183,576)	$2,840,658
Payments	1,348,373	135,477	(173)	1,483,677
Communications	1,919,341	—	(44,183)	1,875,158

	$6,284,513	$142,912	$(227,932)	$6,199,493

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2007 and September 30, 2008, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The changes in goodwill during the nine months ended September 30, 2008 were due primarily to the acquisition of Fraud Sciences and foreign currency translation adjustments.

In accordance with Statement of FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We conducted our annual impairment test as of August 31, 2008 and determined there was no impairment. There were no events or circumstances from that date through September 30, 2008 indicating that a further assessment was necessary.

Intangible Assets

The components of identifiable intangible assets are as follows (in thousands, except years):

	December 31, 2007				September 30, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(Years)				(Years)

Intangible assets:
Customer lists and user base	$588,714	$(334,864)	$253,850	6	$569,793	$(393,851)	$175,942	6
Trademarks and trade names	572,918	(292,854)	280,064	5	559,360	(368,513)	190,847	5
Developed technologies	125,504	(85,441)	40,063	4	147,876	(102,921)	44,955	4
All other	62,052	(38,546)	23,506	4	114,792	(58,166)	56,626	4

	$1,349,188	$(751,705)	$597,483		$1,391,821	$(923,451)	$468,370

As of December 31, 2007 and September 30, 2008, the net carrying amount of intangible assets related to our equity investments included above was approximately $1.4 million and $0.8 million, respectively. All of our identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets was $56.7 million and $66.3 million for the three months ended September 30, 2007 and 2008, respectively. Aggregate amortization expense for intangible assets was $167.6 million and $195.2 million for the nine months ended September 30, 2007 and 2008, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Segments

Operating segments are based upon our organization structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer, who is our chief decision maker for segment reporting purposes, to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications.

The following tables summarize the financial performance of our operating segments (in thousands):

	Three Months Ended September 30, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,320,632	$470,396	$98,192	$1,889,220
Direct costs	760,918	386,474	83,758	1,231,150

Direct contribution	$559,714	$83,922	$14,434	658,070

Operating expenses and indirect costs of net revenues				1,595,763

Loss from operations				(937,693)
Interest and other income, net				38,363
Interest expense				(2,728)

Loss before income taxes				$(902,058)

	Three Months Ended September 30, 2008
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$1,376,853	$597,211	$143,467	$2,117,531
Direct costs	789,109	483,713	105,766	1,378,588

Direct contribution	$587,744	$113,498	$37,701	738,943

Operating expenses and indirect costs of net revenues				214,868

Income from operations				524,075
Interest and other income, net				38,556
Interest expense				11

Income before income taxes				$562,642

	Nine Months Ended September 30, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$3,861,384	$1,363,904	$266,435	$5,491,723
Direct costs	2,180,678	1,104,055	239,429	3,524,162

Direct contribution	$1,680,706	$259,849	$27,006	1,967,561

Operating expenses and indirect costs of net revenues				1,980,521

Loss from operations				(12,960)
Interest and other income, net				102,350
Interest expense				(10,004)

Income before income taxes				$79,386

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2008
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$4,319,201	$1,780,585	$405,629	$6,505,415
Direct costs	2,440,797	1,417,231	322,880	4,180,908

Direct contribution	$1,878,404	$363,354	$82,749	2,324,507

Operating expenses and indirect costs of net revenues				702,288

Income from operations				1,622,219
Interest and other income, net				91,551
Interest expense				(3,474)

Income before income taxes				$1,710,296

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of September 30, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other
	Balance as of	Identical Assets	Observable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)

Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$2,720,693	$2,720,693	$—
Commercial paper	622,024	—	622,024

Total cash and cash equivalents	3,342,717	2,720,693	622,024

Short-term investments:
Restricted cash	22,216	22,216	—
Equity instruments	165,365	165,365	—
Time deposits	97,303	—	97,303
Corporate debt securities	16,252	—	16,252

Total short-term investments	301,136	187,581	113,555

Long-term restricted cash	6,854	6,854	—
Derivatives	18,995	—	18,995

Total financial assets	$3,669,702	$2,915,128	$754,574

Liabilities:
Derivatives	$8,532	$—	$8,532

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration.

We incurred a reduction in unrealized gains of $115.0 million and $432.4 million for the three and nine months ended September 30, 2008, respectively. These reductions in unrealized gains are due primarily to the difference in value of our investment in MercadoLibre at the beginning and end of the period and are excluded from earnings and reported as a component of accumulated other comprehensive income. At September 30, 2008, our investment in MercadoLibre had an aggregate unrealized gain of $156.9 million. We do not anticipate any significant realized losses associated with this investment as our historical cost basis is not significant.

In addition to the long-term restricted cash, noted above, we had approximately $126.8 million of cost and equity method investments at September 30, 2008, classified within long-term investments on the condensed consolidated balance sheet.

As of September 30, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2008, we had a total of $1.8 billion in cash withdrawals offsetting our $1.9 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Note 6 —	Commitments and Contingencies

Litigation and Other Legal Matters

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. The matter was eventually decided by the German Supreme Court which in 2007 held, following a 2004 precedent in the matter of Rolex v Ricardo, that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing. In July 2007, the German Federal Supreme Court extended the reach of the Rolex decision in IVD v. eBay. The court held that (i) in certain circumstances, a duty of care could be found to exist to competitors requiring eBay to take reasonable measures to prevent illegal items from being listed (even where the competitors were not directly harmed) and (ii) such duty would extend to listings by the same seller in the same category (not just identical listings). We expect that this ruling will likely result in increased costs and litigation against us in Germany although we do not currently believe that it will require a major change in our business practices.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged non-compliance of consumer protection laws or in connection with paid search advertisements. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and most of fact discovery and are conducting expert discovery. The pretrial conference is scheduled for November 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In May 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The class certification motion is scheduled for January 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. Netcraft Corporation has appealed the judgment. Both sides have filed their appeal briefs, and oral argument took place in October 2008 before the Court of Appeals for the Federal Circuit.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The defendants have moved to transfer venue and the parties are conducting discovery. Fact discovery cutoff is scheduled for July 2009, and trial is scheduled for October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 139,000 users have sued IAC over this breach in several lawsuits and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit.

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

Credit Agreement

Lehman Brothers Commercial Bank was a participating lender in our $2.0 billion credit agreement. As a result of the bankruptcy of its parent company, our available line of credit has been reduced by its commitment of $160 million. As of September 30, 2008, we had no outstanding borrowings under this credit agreement. As of September 30, 2008, we were in compliance with the financial covenants associated with the credit agreement. See Note 10 — “Subsequent Events” for discussion of activity related to the line of credit after September 30, 2008.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2008, our Board authorized a stock repurchase program to provide for the repurchase of up to $2.0 billion of our common stock, excluding broker commissions, with no expiration from the date of authorization. This program is in addition to our previously announced stock repurchase program. The stock repurchase activity under the stock repurchase programs during the first nine months of 2008 is summarized as follows (in thousands, except per share amounts):

		Average	Value of	Remaining
	Shares	Price per	Shares	Amount
	Repurchased	Share	Repurchased	Authorized

Balance at January 1, 2008	99,084	$31.84	$3,154,682	$845,318
Authorization of new plan in January 2008	—	—	—	2,000,000
Repurchase of common stock	80,608	27.15	2,188,818	(2,188,818)

Balance at September 30, 2008	179,692	$29.74	$5,343,500	$656,500

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired or reissued.

From time to time, we enter into structured equity hedging transactions. According to the terms of these transactions, if the market price of our common stock exceeds a pre-determined price on the maturity date, we have the option to settle these transactions in cash or by repurchasing shares of our common stock. If the market price of our common stock is below that pre-determined price on the maturity date, we are required to settle these transactions by repurchasing shares of our common stock. The number of shares repurchased through the use of structured equity hedging transactions are included in the table above. The structured equity hedging transactions that settled in cash during the nine months ended September 30, 2008, resulted in premiums of approximately $12.3 million, which were recorded as additional paid-in capital.

Note 8 —	Stock-Based Plans

Stock Options

The following table summarizes stock option activity for the nine-month period ended September 30, 2008 (in thousands):

Shares

Outstanding at January 1, 2008	117,862
Granted and assumed	10,875
Exercised	(4,730)
Forfeited/expired/cancelled	(11,238)

Outstanding at September 30, 2008	112,769

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (for new hires) and 12.5% six months from the date of grant (for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, in either case based on the optionee’s continuing service to eBay, and generally expire

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seven to ten years from the date of grant. The weighted average exercise price of stock options granted and assumed during the period was $25.13 per share and the related weighted average grant date fair value was $7.56 per share.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine-month period ended September 30, 2008 (in thousands):

Units

Outstanding at January 1, 2008	8,833
Awarded	19,492
Vested	(1,943)
Forfeited	(2,042)

Outstanding at September 30, 2008	24,340

In general, restricted stock units vest over three to five years and are subject to the recipient’s continuing service to eBay. The cost of restricted stock units is determined using the fair value of our common stock on the date of grant. The weighted average grant date fair value for restricted stock units awarded during the period was $25.97 per share.

During the first nine months of 2008, we awarded 86,550 restricted stock units (which are included in the restricted stock unit activity table above) under the performance-based restricted stock unit plan in accordance with the satisfaction of performance conditions related to such performance-based restricted stock units.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2007 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Cost of net revenues	$9,132	$10,395	$27,543	$31,908
Sales and marketing	22,192	23,745	64,501	72,096
Product development	21,374	23,458	56,751	71,627
General and administrative	27,891	32,653	83,365	93,850

Total stock-based compensation expense	$80,589	$90,251	$232,160	$269,481

Total stock-based compensation expense included in capitalized development costs was $2.2 million and $3.4 million for the three months ended September 30, 2007 and 2008, respectively. Total stock-based compensation expense included in capitalized development costs was $6.4 million and $8.2 million for the nine months ended September 30, 2007 and 2008, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Risk-free interest rates	4.5%	2.9%	4.5%	2.3%
Expected lives (in years)	3.4	3.9	3.5	3.8
Dividend yield	0%	0%	0%	0%
Expected volatility	40%	40%	36%	34%

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

Note 9 —	Income Taxes

The following table reflects changes in unrecognized tax benefits for the nine-month period ended September 30, 2008 (in thousands):

Gross amounts of unrecognized tax benefits as of January 1, 2008	$494,253
Gross amounts of increases in unrecognized tax benefits for tax positions taken during the period	116,042

Gross amounts of unrecognized tax benefits as of September 30, 2008	$610,295

As of September 30, 2008, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued at September 30, 2008 was approximately $29.6 million.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 tax year. The material jurisdictions that are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S., California, France, Germany, Italy, Switzerland and Singapore.

Note 10 —	Subsequent Events

On October 3, 2008 we entered into a definitive agreement to acquire all of the equity securities of Bill Me Later for approximately $820 million in cash and $125 million worth of outstanding options, net of option exercise proceeds. Bill Me Later has expertise in deferred payments and promotional financing services. The transaction is expected to close in the fourth quarter of 2008.

On October 6, 2008 we completed the acquisition of all of the equity securities of Den Blå Avis and Bilbasen, and certain other related companies, for a purchase price of approximately $390 million in cash. Den Blå Avis and Bilbasen are two leading online classifieds sites in Denmark. The total purchase price will be allocated to the

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

On October 6, 2008, we announced an initiative to simplify and streamline our organization, improve our cost structure and strengthen the overall competitiveness of our existing businesses through a reduction in our global workforce. As a result of this initiative, we expect to incur aggregate costs of approximately $70-$80 million, with the charges predominantly recorded in the fourth quarter of 2008.

On October 16, 2008, we drew down an aggregate amount of $1.0 billion under our revolving credit facility pursuant to the Credit Agreement. We expect that the funds will be used for general corporate purposes, including financing the acquisition of Bill Me Later, Inc. and its associated receivables. See Note 6 — “Commitments and Contingencies” for further information on the Credit Agreement.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A: Risk Factors,” of this Quarterly Report on Form 10-Q as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Our Business

We operate three primary business segments: Marketplaces, Payments and Communications. The Marketplaces segment enables online commerce through a variety of different platforms, including the Marketplaces site comprising auction-style and fixed priced formats, our classifieds websites, our comparison shopping site, Shopping.com, our secondary tickets platform, StubHub, our fixed price media marketplace, Half.com, and our apartment listing service platform, Rent.com. Our Payments segment, which consists of PayPal, enables individuals and businesses to securely, easily and quickly send and receive payments online. Our Communications segment, which consists of Skype, enables VoIP communications between Skype users and also provides Skype users low-cost connectivity to traditional fixed-line and mobile telephones.

Key Operating Metrics and Financial Performance

Members of our senior management team regularly review key operating metrics such as active users, sold items, listings, Gross Merchandise Volume (“GMV”), net Total Payment Volume (“TPV”), transaction loss rates, Skype registered users and SkypeOut minutes. Members of our senior management team also regularly review key financial information including net revenues, operating margins, earnings per share, cash flows and financial metrics that exclude certain non-cash items. These financial measures allow us to monitor the profitability of our business and to evaluate the effectiveness of investments that we have made (and continue to make) in the areas of marketing, product development, international expansion, customer support and site operations. We believe that an understanding of these key operating and financial measures and how they change over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Financial Summary

Net revenues for the three months ended September 30, 2008 were $2.1 billion, representing an increase of 12% compared to the same period of the prior year. Our revenue growth continues to be driven by PayPal merchant services, global classifieds, advertising and Skype as well as a weaker U.S. dollar relative to other currencies (primarily the Euro). Our revenue growth, particularly in our Marketplaces and Payments segments, was negatively impacted by the difficult global economic environment as buyers reduced their spending. Operating income for the three months ended September 30, 2008 was $524.1 million, or 25% of net revenues, compared to an operating loss of $937.7 million, or (50%) of net revenues, in the same period of the prior year. The year over year change in operating margin (which is operating income as a percentage of net revenues) was due to the goodwill impairment charge in 2007 as well as margins improving in all three of our business segments offset by the continued faster growth of our lower margin businesses, primarily PayPal and Skype. Net income for the three months ended September 30, 2008 was $492.2 million, or $0.38 earnings per diluted share, compared to a net loss of $935.6 million, or $0.69 loss per diluted share for the same period of the prior year. The change in earnings per diluted share was due primarily to the goodwill impairment charge in 2007 and our lower weighted average share count as a result of shares of our common stock repurchased over the last year. During the third quarter of 2008, we repurchased 24.8 million shares of our common stock under our repurchase program for an aggregate purchase price of $622.8 million.

Our expectations

For the remainder of 2008, compared to the same period in 2007, we expect that our net revenues and earnings per diluted share will decrease primarily as a result of the slowing growth in our core Marketplace business, uncertain global consumer spending environment, the strengthening of the U.S. dollar, the impact of our previously announced acquisitions of Den Blå Avis and Bilbasen, and agreement to acquire Bill Me Later, and a charge associated with our global reduction in workforce. Our global reduction in workforce is intended to simplify and streamline our organization, improve our cost structure and strengthen the overall competitiveness of our existing businesses. The reduction is expected to result in pretax restructuring charges of approximately $70 to $80 million, with charges predominantly recorded in the fourth quarter of 2008. Additionally, we expect to continue to make significant investments in all three of our business segments that are designed to enhance our business fundamentals and enable us to provide a better overall experience for our customers, and we expect to benefit from these investments over time.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)

2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Percent change from prior quarter	5%	1%	3%	19%
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Percent change from prior quarter	3%	4%	3%	15%
2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	N/A
Percent change from prior quarter	1%	0%	(4)%

We expect transaction activity patterns in our businesses to increasingly mirror general consumer buying patterns, both online and offline, as our business expands, with the strongest sequential growth usually occurring in the fourth quarter. Our revenue growth in the third quarter of 2008 was negatively impacted by the broader economic environment as well as a strengthening U.S. dollar. We saw a considerable slowdown across virtually all of our businesses beginning in mid-August. The uncertain global consumer spending environment and strengthening of the U.S. dollar, noted above, is expected to result in less than 3% sequential growth in the fourth quarter of 2008.

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

Our net transaction revenues from our Marketplaces segment are derived primarily from listing and final value fees paid by sellers. For our Payments segment, net transaction revenues are generated primarily by fees from payment processing services. Our Communications segment net transaction revenues are generated primarily from fees charged to users to connect Skype’s VoIP product to traditional telecommunication networks. These fees are charged on a per minute basis or on a subscription basis, and we refer to these minutes as SkypeOut minutes.

Our Marketing Services and Other Revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, lead referral fees and other revenues. Other revenues are derived principally from contractual arrangements with third parties that provide services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances.

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, Skype user’s Internet protocol address, online property that generates advertising, or other service provider, as the case may be, is located. Because we generate the majority of our revenue internationally, fluctuations in foreign currency exchange rates will impact our results of operations.

The following table sets forth, for the periods presented, the breakdown of net revenues by type, segment and geography. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percent changes)

Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,155,886	$1,163,890	1%	$3,400,535	$3,664,830	8%
Payments	447,952	576,302	29%	1,299,238	1,716,309	32%
Communications	93,823	137,201	46%	254,198	387,143	52%

Total net transaction revenues	1,697,661	1,877,393	11%	4,953,971	5,768,282	16%
Marketing services and other revenues
Marketplaces	164,746	212,963	29%	460,851	654,371	42%
Payments	22,444	20,909	(7)%	64,666	64,276	(1)%
Communications	4,369	6,266	43%	12,235	18,486	51%

Total marketing services and other revenues	191,559	240,138	25%	537,752	737,133	37%

Total net revenues	$1,889,220	$2,117,531	12%	$5,491,723	$6,505,415	18%

Net Revenues by Segment:
Marketplaces	$1,320,632	$1,376,853	4%	$3,861,384	$4,319,201	12%
Payments	470,396	597,211	27%	1,363,904	1,780,585	31%
Communications	98,192	143,467	46%	266,435	405,629	52%

Total net revenues	$1,889,220	$2,117,531	12%	$5,491,723	$6,505,415	18%

Net Revenues by Geography:
U.S.	$929,605	$1,001,637	8%	$2,710,334	$3,028,098	12%
International	959,615	1,115,894	16%	2,781,389	3,477,317	25%

Total net revenues	$1,889,220	$2,117,531	12%	$5,491,723	$6,505,415	18%

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In millions, except percent changes)

Supplemental Operating Data:
Marketplaces Segment:(1)
Active users(2)	83.0	85.7	3%	83.0	85.7	3%
Number of new listings(3)	555.6	700.2	26%	1,703.1	2,014.6	18%
Gross merchandise volume(4)	$14,395	$14,284	(1)%	$43,140	$46,004	7%
Payments Segment:
Active registered accounts(5)	54.8	65.3	19%	54.8	65.3	19%
Net total payment volume(6)	$11,569	$14,812	28%	$33,426	$44,159	32%
Communications Segment:
Registered users(7)	245.7	370.2	51%	245.7	370.2	51%

(1)	Rent.com, Shopping.com and our classifieds websites are not included in these metrics.

(2)	All users, excluding users of Half.com, StubHub and Internet Auction Co., our Korean subsidiary, who bid on, bought or listed an item within the previous 12-month period. Users may register more than once and as a result, may have more than one account.

(3)	Listings on eBay Marketplaces trading platforms during the period, regardless of whether the listing subsequently closed successfully.

(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(5)	All registered accounts that successfully sent or received at least one payment or payment reversal through the PayPal system within the previous 12-month period.

(6)	Total dollar volume of payments, net of payment reversals, successfully completed through the PayPal system during the period, excluding the payment gateway business.

(7)	Cumulative number of unique user accounts, which includes users who may have registered via non-Skype based websites, as of the end of the period. Users may register more than once and, as a result, may have more than one account.

Marketplaces Net Transaction Revenues

Total net transaction revenues from Marketplaces increased 1% and 8% during the third quarter and first nine months of 2008, respectively, compared to the same periods of the prior year. The slight increase in net transaction revenues for the third quarter of 2008 was primarily due to an increase in take rate resulting from a change in category mix offset by a 1% decline in total GMV due to slowing growth in our core Marketplaces business and as a result of slowing consumer spending in an uncertain economic environment more than offset the growth of listings. The increase in net transaction revenues for the first nine months of 2008 was due primarily to a 7% year-over-year growth in GMV with clothing, consumer electronics, home and garden, tickets, parts and accessories and sports having the most significant dollar impact, partially offset by a decrease in vehicles GMV. Marketplaces net transaction revenue growth rate year-over-year was negatively impacted by an increase in buyer and seller incentive programs, some of which are recorded as contra-revenue.

Marketplaces net transaction revenues earned internationally were $601.1 million and $2.0 billion during the third quarter and first nine months of 2008, respectively, and represented 52% and 54% of total Marketplaces net transaction revenues during those periods, respectively. Marketplaces net transaction revenues earned internationally were $599.3 million and $1.8 billion during the third quarter and first nine months of 2007, respectively, and represented 52% of total Marketplaces net transaction revenues during both periods. Based on changes in foreign currency rates year over year, Marketplaces net revenues were positively impacted by foreign currency translation of approximately $51.7 million and $244.6 million during the third quarter and first nine months of 2008, respectively, as compared to net revenues that would have been recorded had foreign currency rates remained constant. Changes in foreign currency rates will impact our operating results and, to the extent that the U.S. dollar strengthens, our foreign currency denominated net revenues will be negatively impacted.

We expect our Marketplaces net transaction revenues for the remainder of 2008, compared to the same period in 2007, to decrease as a result of the slowing growth in our core Marketplaces business, the uncertain global consumer spending environment, strengthening dollar and our continued use of buyer and seller incentives (some of which are recorded as contra revenue).

Payments Net Transaction Revenues

Payments net transaction revenues increased 29% and 32% during the third quarter and first nine months of 2008 respectively, compared to the same periods of the prior year. The increase in net transaction revenues was consistent with our 28% and 32% growth in TPV during the third quarter and first nine months of 2008, respectively, compared to the same periods of the prior year. TPV increased due to growth in PayPal’s merchant services business and continued penetration of eBay Marketplaces transactions. However, TPV growth was negatively impacted by the difficult global economic environment.

TPV for PayPal’s merchant services business was approximately $7.5 billion and $21.4 billion in the third quarter and first nine months of 2008, respectively, which represented an increase of 49% and 56% compared to the same periods of the prior year, respectively. PayPal’s merchant services business accounted for approximately 51% and 49% of PayPal’s TPV in the third quarter and first nine months of 2008, respectively, compared to 44% and 41% in the same periods of the prior year, respectively. The increase in PayPal’s merchant services business was primarily the result of more online merchants, both domestically and internationally, adding PayPal as a payment option, as well as increased usage of PayPal by customers of our existing merchant services clients. Our Payments net transaction revenues as a percentage of TPV was 3.9% for all periods presented.

Payments net transaction revenues earned internationally were $256.6 million and $753.8 million during the third quarter and first nine months of 2008, respectively, and represented 45% and 44% of total Payments net transaction revenues in the third quarter and first nine months of 2008, respectively. Payments net transaction revenues earned internationally were $191.1 million and $543.5 million during the third quarter and first nine months of 2007, respectively, and represented 43% and 42% of total Payments net transaction revenues during those periods, respectively. International growth in our Payments segment continues to benefit from the expansion of our international operations and the number of currencies supported by PayPal over the last 12 months. Based on changes in foreign currency rates year over year, Payments net revenues were positively impacted by foreign currency translation of approximately $0.9 million and $4.6 million during the third quarter and first nine months of 2008, respectively, as compared to net revenues that would have been recorded had foreign currency rates remained constant.

We expect our Payments net transaction revenues for the remainder of 2008, compared to the same period in 2007, to continue to grow based upon growth in our merchant services business resulting from an increased number of merchants integrating PayPal on their websites, continued penetration on Marketplaces transactions and the expected completion of our acquisition of Bill Me Later in the fourth quarter of 2008. Our growth rate will continue to be impacted by the uncertain global consumer spending environment.

Communications Net Transaction Revenues

Communications net transaction revenues increased 46% and 52% during the third quarter and first nine months of 2008, respectively, compared to the same periods of the prior year. The increase in net transaction revenues was due primarily to an increase in SkypeOut minutes to 2.2 billion and 5.8 billion during the third quarter and first nine months of 2008, respectively, compared to 1.4 billion and 4.4 billion in the same periods of the prior year, or year-over-year growth of 54% and 30%, respectively. The cumulative number of Skype registered users increased to 370.2 million at September 30, 2008 from 245.7 million at September 30, 2007. The growth in Skype registered users was due primarily to its marketing activities and strategic partnership initiatives, such as Skype’s collaboration with MySpace.

Communications net transaction revenues earned internationally were $113.0 million and $321.6 million in the third quarter and first nine months of 2008, respectively, and represented 82% and 83% of total Communications net transaction revenues during those periods, respectively. Communications net transaction revenues earned internationally were $78.3 million and $214.8 million in the third quarter and first nine months of 2007, respectively, and represented 83% and 85% of total Communications net transaction revenues during those periods, respectively. Based on changes in foreign currency rates year over year, Communications net revenues were positively impacted by foreign currency translation of approximately $12.3 million and $46.6 million during the third quarter and first nine months of 2008, respectively, as compared to net revenues that would have been recorded had foreign currency rates remained constant.

We expect our Communications net transaction revenues for the remainder of 2008, compared to the same period in 2007, to continue to grow as we focus on increasing user activity, growing our registered user base and expanding our calling plans and products.

Marketing Services and Other Revenues

Marketing services and other revenues was $240.1 million and $737.1 million in the third quarter and first nine months of 2008, respectively, representing an increase of 25% and 37%, respectively, compared to the same periods in the prior year. Marketing services and other revenues represented 11% of total net revenues during both the third quarter and first nine months of 2008, respectively, compared to 10% of total net revenues during both the third quarter and first nine months of 2007. Marketing services and other revenues increased during the third quarter and first nine months of 2008 compared to the same periods of the prior year due primarily to the advertising initiatives in our Marketplaces segment, primarily internationally, as well as growth in our classifieds business partially offset by a decline in Shopping.com business and interest earned from banks on certain U.S. PayPal customer account balances.

We expect marketing services and other revenues for the remainder of 2008, compared to the same period in 2007, to continue to grow as advertising revenue generated from all of Marketplaces platforms increases along with our classifieds business.

Cost of Net Revenues

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Cost of net revenues	$446,521	$560,963	26%	$1,256,999	$1,648,478	31%
As a percentage of net revenues	23.6%	26.5%		22.9%	25.3%

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

The increase in cost of net revenues in the third quarter and first nine months of 2008 of $114.4 million and $391.5 million, respectively, compared to the same periods in the prior year was due primarily to an increase in customer support and site operations costs, payment processing costs and Skype telecommunications costs. Aggregate customer support and site operations costs increased $57.4 million and $162.8 million during the third quarter and first nine months of 2008, respectively, compared to the same periods of the prior year. The increase was due primarily to our increased focus on customer care initiatives and the development and expansion of our customer support and site operations infrastructure as a result of our growth in transaction volume. Payment processing costs increased $29.0 million and $120.8 million during the third quarter and first nine months of 2008, respectively, compared to the same periods of the prior year. Payment processing costs were driven primarily by an increase in PayPal TPV driven by Marketplaces and PayPal’s merchant services activity. Skype telecommunications costs increased $13.9 million and $50.0 million during the third quarter and first nine months of 2008, respectively, compared to the same periods of the prior year due primarily to an increase in SkypeOut minutes. Cost of net revenues increased as a percentage of net revenues during the third quarter and first nine months of 2008, compared to the same periods of the prior year, primarily as a result of the relative growth of our lower gross margin businesses, PayPal and Skype.

For the remainder of 2008, compared to the same period in 2007, we expect our Payments and Communications segments to grow at a faster rate than our Marketplaces segment, which will increase our cost of net revenues as a percentage of net revenues.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Sales and marketing	$485,240	$457,216	(6)%	$1,406,260	$1,497,181	6%
As a percentage of net revenues	25.7%	21.6%		25.6%	23.0%

Sales and marketing expense consists primarily of advertising costs, marketing programs, contractor costs and employee compensation for sales and marketing staff.

Sales and marketing expense decreased in the third quarter of 2008 by $28.0 million, compared to the same period in the prior year. Sales and marketing expense increased in the first nine months of 2008 by $90.9 million, compared to the same period in the prior year. Employee-related costs, including the use of contractors, facilities and equipment, increased $26.4 million and $90.8 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year due primarily to an increase in staffing. We direct customers to our websites primarily through a number of online marketing channels such as sponsored search, portal advertising, email campaigns and other initiatives. Combined advertising and marketing costs decreased $50.3 million and $14.0 million during the third quarter and first nine months of 2008 compared to the same periods in the prior year. Advertising and marketing costs are decreasing as a percentage of net revenues as we increase the use of buyer and seller incentives (for which certain associated expenses are recorded as contra-revenue instead of sales and marketing expense) as opposed to online and offline marketing programs in an effort to improve user loyalty and retention, as well as to more efficiently incur marketing expenditures by our Marketplaces segment.

For the remainder of 2008, compared to the same period in 2007, we expect sales and marketing expense to decrease in total and as a percentage of revenues due to improved sales and marketing expense leverage in our Marketplaces segment, the relative growth in our Payments and Communications segments (each of which generally has lower relative sales and marketing expense as a percentage of net revenues than our Marketplaces segment), and our increased use of buyer and seller incentives (for which certain associated expenses are recorded as contra-revenue instead of sales and marketing expense).

Product Development

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Product development	$164,879	$190,842	16%	$450,411	$554,393	23%
As a percentage of net revenues	8.7%	9.0%		8.2%	8.5%

Product development expense consists primarily of employee compensation, contractor costs, facilities cost and depreciation on equipment. Product development expense is net of required capitalization of major site and other product development efforts, including the development of our next-generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $32.9 million and $85.5 million in the third quarter and first nine months of 2008, respectively, compared to $22.3 million and $61.2 million in the third quarter and first nine months of 2007, respectively.

Capitalized site and product development costs are reflected as a cost of net revenues when amortized in future periods.

The increase in product development expense in the third quarter and first nine months of 2008 of $26.0 million and $104.0 million, respectively, compared to the same periods in the prior year was due primarily to an increase in employee related and contractor costs, including stock-based compensation expense, to support several platform development initiatives to enhance the user experience and expand our existing product offerings.

For the remainder of 2008, compared to the same period in 2007, we expect product development expense will continue to increase in total and increase slightly as a percentage of net revenues as we develop new site features and functionality and continue to expand our existing product offerings.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

General and administrative	$287,447	$331,715	15%	$849,284	$1,020,672	20%
As a percentage of net revenues	15.2%	15.7%		15.5%	15.7%

General and administrative expense consists primarily of employee compensation, contractor costs, provisions for transaction losses associated with PayPal, facilities costs, depreciation of equipment, provision for doubtful accounts, payroll taxes on employee stock options, insurance, professional fees and legal related costs.

General and administrative expense increased by $44.3 million and $171.4 million in the third quarter and first nine months of 2008, respectively, compared to the same periods of the prior year due to higher employee related costs, legal costs, provision for doubtful accounts and authorized credits, and provision for transaction losses. Employee-related costs, including the cost of using contractors, facilities and equipment, increased by $14.3 million and $67.2 million in the third quarter and first nine months of 2008, respectively, to support our global growth. Legal-related costs increased by $9.1 million and $53.1 million in the third quarter and first nine months of 2008, respectively, relating primarily to various ongoing litigation. These costs may fluctuate from period to period. Provision for doubtful accounts and authorized credits increased by $10.0 million and $25.4 million in the third quarter and first nine months of 2008, respectively, due to higher revenue and the current market conditions.

PayPal’s provision for transaction losses increased by $12.6 million and $17.3 million for the third quarter and first nine months of 2008, respectively, compared to the same periods of the prior year, due primarily to higher TPV. PayPal’s transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s TPV, was 0.29% and 0.26% during the third quarter and first nine months of 2008, respectively, compared to 0.27% and 0.30% during the third quarter and first nine months of 2007, respectively. The increase in the transaction loss rate for the third quarter compared to the same period in the prior year is due primarily to a reduction in transaction losses in the third quarter of 2007 as a result of a refinement in our estimate. The decrease in our transaction loss rate for the first nine months compared to the same period in the prior year is due to our continued enhancement of our fraud detection models based on our historical experiences.

For the remainder of 2008, compared to the same period in 2007, we expect general and administrative expense to increase in total and as a percentage of net revenues due to our continued investment across all areas of our business and related corporate functions. In addition, we expect our transaction loss rate to fluctuate depending on many factors such as the increase in protection coverage, product and credit policy changes, historical loss experience, TPV, macroeconomic factors and proportion of payments made with credit cards.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Amortization of acquired intangible assets	$51,888	$52,720	2%	$150,791	$162,472	8%
As a percentage of net revenues	2.7%	2.5%		2.7%	2.5%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses to accelerate category and geographic expansion, increase the features, functions and formats available to our users and maintain a leading role in ecommerce, payments and communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired intangibles during the third quarter and first nine months of 2008 as compared to the same periods of the prior year is due primarily to the business acquisitions we consummated during 2007 and 2008. Significant acquisitions completed during the first nine months of 2008 include the acquisition of Fraud Sciences.

For the remainder of 2008, compared to the same period of 2007, we expect amortization of acquired intangible assets to increase due to the acquisitions of Den Blå Avis and Bilbasen and the anticipated acquisition of Bill Me Later.

Impairment of Goodwill

There were no goodwill impairment charges in the three and nine months ended September 30, 2008 as compared to the $1.4 billion impairment of goodwill related to our Communications segment in the three and nine months ended September 30, 2007, which was the result of our annual impairment test of goodwill as of August 31, 2007.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Interest and other income, net	$38,363	$38,556	1%	$102,350	$91,551	(11)%
As a percentage of net revenues	2.0%	1.8%		1.9%	1.4%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture and minority equity investment results and other miscellaneous transactions not related to our primary operations.

Interest and other income, net, increased slightly during the third quarter of 2008 as compared to the same periods of the prior year. Interest and other income, net, decreased 11% during the first nine months of 2008 due to lower interest income generated by lower interest rates earned on lower average cash, cash equivalents and investments balances.

For the remainder of 2008, compared to the same period in 2007, we expect interest and other income, net, to decrease based primarily on lower interest rates and level of invested assets.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Interest expense	$2,728	$(11)	(100)%	$10,004	$3,474	(65)%
As a percentage of net revenues	0.1%	0.0%		0.2%	0.1%

Interest expense consists primarily of interest charges on the amount drawn under our existing credit agreement and certain accrued contingencies. The decrease in interest expense in the third quarter and first nine months of 2008 compared to the same periods of the prior year is due primarily to decreased interest charges associated with lower outstanding balances under our credit agreement and certain accrued contingencies.

For the remainder of 2008, compared to the same period in 2007, we expect interest expense to increase as we borrowed against our line of credit in October 2008.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2007	2008	Change	2007	2008	Change
	(In thousands, except percentages)

Provision for income taxes	$33,577	$70,423	110%	$262,021	$298,014	14%
As a percentage of net revenues	1.8%	3.3%		4.8%	4.6%
Effective tax rate	(4)%	13%		(330)%	17%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes and subsidiary losses for which we have not provided a benefit and other factors that impact the effective tax rate.

The increase in the effective tax rate for the third quarter and first nine months of 2008 compared to the same period of the prior year primarily resulted from the goodwill impairment charge recorded in the three and nine months ended September 30, 2007, which is non-deductible for tax purposes. In addition, the effective tax rate for the three and nine months ended September 30, 2007 was favorably impacted by a tax benefit from a ruling issued by a tax authority related to prior periods. During fiscal 2008, the expansion of our international operations has resulted in favorable changes to our geographic earnings mix.

For the remainder of 2008, we are projecting an effective tax rate slightly higher than our effective tax rate in the first nine months of 2008.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2007	2008
	(In thousands)

Net cash provided by (used in):
Operating activities	$1,848,563	$2,198,272
Investing activities	(62,189)	(682,914)
Financing activities	(736,474)	(2,276,375)
Effect of exchange rates on cash and cash equivalents	199,899	(117,457)

Net increase (decrease) in cash and cash equivalents	$1,249,799	$(878,474)

We generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2007 and 2008 due primarily to non-cash charges to earnings and tax benefits from stock-based compensation. Non-cash charges to earnings included depreciation and amortization on our long-term assets, impairment of goodwill, stock-based compensation, provision for doubtful accounts and authorized credits, the provision for transaction losses and deferred income taxes. We continue to expect net cash provided by operating activities to be lower for the remainder of 2008, compared to the same period of 2007, due primarily to lower net income.

Net cash used in investing activities of $682.9 million during the first nine months of 2008 consisted primarily of cash paid for acquisitions, primarily Fraud Sciences, totaling $159.1 million, and the purchase of fixed assets to support our site operations, customer support and international expansion totaling $406.7 million. The purchase of fixed assets consisted primarily of computer equipment, software, and leasehold improvements for our offices and buildings. Net cash used in investing activities during the first nine months of 2007 consisted primarily of cash paid to acquire businesses totaling $320.2 million, and the purchase of fixed assets for $326.0 million, offset by net cash provided by our investment activity of $783.8 million. In the fourth quarter of fiscal 2008, we announced an acquisition for $390 million and the entry into another acquisition agreement for an aggregate transaction value of $945 million. Both transactions involve the use of cash. In addition, we expect to continue to purchase property and equipment for cash and we may acquire other businesses for cash.

Net cash flows used in financing activities of $2.3 billion during the first nine months of 2008 were due primarily to the repurchase of approximately 80.6 million shares of common stock for an aggregate purchase price of approximately $2.2 billion and the repayment of our line of credit of $200.2 million, offset in part by net proceeds from the issuance of common stock of $98.7 million. The net cash flows used in financing activities during the first nine months of 2007 were due primarily to the repurchase of approximately 35.3 million shares of common stock for an aggregate purchase price of approximately $1.2 billion, offset in part by net proceeds from the issuance of common stock of $365.2 million. For the remainder of 2008, we may continue to repurchase our common stock for cash. On October 16, 2008, we drew down an aggregate amount of $1.0 billion under our revolving credit facility.

The negative effect of exchange rates on cash and cash equivalents of $117.5 million during the first nine months of 2008 was due to the strength of the U.S. dollar during the period against other foreign currencies, primarily the Euro. At September 30, 2008, we held balances in cash and cash equivalents outside the U.S. in certain of our foreign operations totaling approximately $2.9 billion. If these cash and cash equivalents were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes.

At September 30, 2008, we had cash and cash equivalents of $3.3 billion. Our available cash and cash equivalents are held in bank deposits, money market funds and commercial paper. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

Credit Agreement

Lehman Brothers Commercial Bank was a participating lender in our $2.0 billion credit agreement. As a result of the bankruptcy of its parent company, our available line of credit has been reduced by its commitment of $160 million. As of September 30, 2008, we had no outstanding borrowings under our credit agreement of $1.8 billion. As of September 30, 2008, we were in compliance with the financial covenants associated with the credit agreement. On October 16, 2008, we drew down an aggregate amount of $1.0 billion under our revolving credit facility pursuant to the Credit Agreement. We expect that the funds will be used for general corporate purposes, including financing the acquisition of Bill Me Later, Inc. and its associated receivables. Additionally, we are not aware of any lack of access to the remaining $840M under the line of credit; however, we can provide no assurance that access to the remaining available line of credit will not be impacted by adverse conditions in the financial markets. Our line of credit is not reliant upon a single bank.

Stock Repurchases

In January 2008, our Board authorized, and we announced, a stock repurchase program of up to $2.0 billion of our common stock. This program is in addition to our previously announced stock repurchase program. During the third quarter and first nine months of 2008, we repurchased approximately $622.8 million and $2.2 billion of our common stock, respectively. As of September 30, 2008, we have repurchased approximately $5.3 billion of our common stock ($4.0 billion of which completed the previously announced and expanded stock repurchase program) and we have the ability to repurchase up to $656.5 million of our common stock under our stock repurchase program authorized by our Board in January 2008.

Off-Balance Sheet Arrangements and Customer Accounts

As of September 30, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. As of September 30, 2008, we had a total of $1.8 billion in cash withdrawals offsetting our $1.9 billion in cash deposits held within the same financial institution under our cash pooling arrangement. See Note 5 — “Fair Value Measurement of Assets and Liabilities” for further discussion.

Customer balances held as direct claims against us, primarily PayPal, are included on our condensed consolidated balance sheet in funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers, and totaled approximately $1.1 billion as of December 31, 2007 and $1.0 billion as of September 30, 2008. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheets. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured up to certain limits by the FDIC and funds that U.S. customers choose to invest in the PayPal Money Market Fund, and totaled approximately $1.8 billion and $2.0 billion as of December 31, 2007 and September 30, 2008, respectively. The assets of the PayPal Money Market Fund are invested in a portfolio managed by Barclays Global Fund Advisors.

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

Liquidity and Capital Resource Requirements

We believe that existing cash, cash equivalents and investments of approximately $3.8 billion, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future.

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements, regarding the effect of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007. Our market risk profile has not changed significantly during the first nine months of 2008.

Interest Rate Risk

We actively monitor the third-party depository institutions that hold our cash and cash equivalents. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities and money market funds. These investments are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax.

Investment Risk

As of September 30, 2008, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 88% of our total cash, cash equivalents and investment portfolio, which was held primarily in bank deposits, commercial paper and money market funds. As of September 30, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

In April 2001, two of our European subsidiaries, eBay GmbH and eBay International AG, were sued by Montres Rolex S.A. and certain of its affiliates. Rolex alleged that our subsidiaries were infringing Rolex’s trademarks as a result of users selling counterfeit Rolex watches through our German website. The suit also alleged unfair competition. Rolex sought an order enjoining the sale of Rolex-branded watches on the website as well as damages. The matter was eventually decided by the German Supreme Court which in 2007 held, following a 2004 precedent in the matter of Rolex v Ricardo, that eBay must take reasonable measures to prevent recurrence once it is informed of clearly identified infringement, and that eBay may in certain circumstances be liable upon first notice of infringement. The court referred the case back to the Higher Regional Court to determine whether, in some circumstances, a low starting listing price was sufficient to indicate that a listing was infringing. In July 2007, the German Federal Supreme Court extended the reach of the Rolex decision in IVD v. eBay. The court held that (i) in certain circumstances, a duty of care could be found to exist to competitors requiring eBay to take reasonable measures to prevent illegal items from being listed (even where the competitors were not directly harmed) and (ii) such duty would extend to listings by the same seller in the same category (not just identical listings). We expect that this ruling will likely result in increased costs and litigation against us in Germany although we do not currently believe that it will require a major change in our business practices.

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleges that we have interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged non-compliance of consumer protection laws or in connection with paid search advertisements. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and most of fact discovery and are conducting expert discovery. The pretrial conference is scheduled for November 2008. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In May 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The class certification motion is scheduled for January 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. Netcraft Corporation has appealed the judgment. Both sides have filed their appeal briefs, and oral argument took place in October 2008 before the Court of Appeals for the Federal Circuit.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The defendants have moved to transfer venue and the parties are conducting discovery. Fact discovery cutoff is scheduled for July 2009, and trial is scheduled for October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 139,000 users have sued IAC over this breach in several lawsuits and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit.

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

Our operating results may decline.

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products;

•	our ability to increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers, in our most mature geographies, especially the U.S., Germany and the U.K.;

•	general economic conditions, including the possibility of a severe recession in the U.S. and a worldwide economic slowdown; recent disruptions to the credit and financial markets in the U.S. and worldwide; and those economic conditions specific to the Internet, ecommerce and payments industries;

•	our ability to successfully integrate and manage businesses that we acquire, including new needs to manage credit risks and bad debts upon completion of our announced acquisition of Bill Me Later;

•	the volume, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the effect of recently announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); new algorithms for determining which listings appear at the top of searches (Best Match); changes to buyer and seller feedback criteria; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; new restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; new incentives and rewards for top PowerSellers; increased protection for buyers who pay for eligible transactions on eBay.com using PayPal, as well as improved seller protection for U.S. eBay sellers against claims, chargebacks and reversals; lower insertion fees for, and extended duration of, listings of fixed-price items; shipping and handling limits on certain categories of items (e.g., media); and, beginning in October 2008, no longer allowing paper forms of payment, including checks and money orders, to be used on eBay.com in the U.S. for most categories of items;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 1 — Legal Proceedings” above);

•	new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	our ability to manage PayPal’s transaction loss rate and payment funding mix;

•	the costs and results of litigation that involves us;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card networks and banks;

•	our ability to increase the acceptance of PayPal by online merchants outside of our Marketplaces platforms, which may require long implementation cycles and incentives to merchants that are initially dilutive;

•	our ability to manage, profitably expand and effectively monetize the Skype business;

•	our ability to manage our businesses following recently announced reductions in our workforce;

•	the effect of recently announced management changes;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with which we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, phishing, viruses, spyware, and other dangers of the Internet; and

•	macroeconomic and geopolitical events such as recession, commodity inflation, war, threat of war, or terrorist actions.

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

We invest heavily in marketing and promotion, customer support, and further development of the operating infrastructure for our core and non-core operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. Growth rates of our Marketplaces businesses in our most established markets, such as the U.S., Germany and the U.K., have continued to decline. Despite our efforts to stem these declines, growth rates in these and other markets may continue to decline. As our penetration in established markets grows, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our sites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items, our business will suffer.

In January and June 2008, we announced significant changes to our Marketplaces business in four major areas: fee structure, seller incentives, standards and buyer and seller feedback and increased buyer and seller protections in the U.S. In August 2008, we announced a series of pricing, shipping and other changes for our Marketplaces business in our three largest markets: the U.S., Germany and the U.K. We may make further changes in these or other areas in the future. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, a number of our sellers, and additional changes that we announce in the future may also be negatively received by a number of our sellers. Given the number of recent changes that we have made to our policies and pricing, it may take a number of our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

In addition, because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal’s growth rate. The expected future growth of our PayPal, Skype, StubHub, and other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.

An economic recession could harm our business.

Our Marketplaces and Payments businesses are dependent on consumer purchases. An economic downturn would likely reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our PayPal payment service and adversely affect our business. In addition, an economic downturn would likely require us to increase our reserves for bad debt and PayPal transaction loss.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies, as has happened recently. Based on changes in foreign currency rates year over year, net revenues in the three months ended September 30, 2008 were positively impacted by foreign currency translation of $64.9 million, compared to the same period of the prior fiscal year. Based on changes in foreign currency rates year over year, operating income for the three months ended September 30, 2008 was positively impacted by foreign currency translation of $43.6 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, and Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, reductions in interest rates reduce our investment income, which in turn would lower our net interest income.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time, including litigation brought by Tiffany & Co. in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries, and a number of others. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. Other luxury brand owners have also filed suit against us or have threatened to do so. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded the plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business.

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

The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. In violation of our policies, unlawful goods and stolen goods have been listed and traded on our services. We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested (and later released) in connection with a user’s listing of a pornographic video clip on that website. We continue to contest the charges related to this arrest. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, and restrictive distribution laws and distance selling laws.

Although we have prohibited the listing of stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods and stolen goods using our services. This negative publicity, even if factually incorrect, could damage our reputation and diminish the value of our brand names. It also could make users reluctant to use our services.

PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other intellectual property, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, including PayPal’s ability to take legal action to recover its losses for certain violations of its acceptable use policy, illegal activities could still be funded using PayPal. Any resulting claims or liabilities could adversely affect our business.

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

A large number of transactions occur on our websites. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We currently face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the safety of transactions on our websites, most notably by requiring PayPal to be offered and/or used for certain high-risk transactions or by certain sellers in certain jurisdictions, and we may face similar inquires from other government regulators in the future. We are likely to receive other additional inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

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

In June 2008, we announced that beginning in the fall of 2008, buyers who pay for transactions on eBay.com with PayPal will be protected on eligible transactions for the full amount of an item’s purchase price if the buyer does not receive the goods they purchased or if the goods differ significantly from what was described by the seller. Furthermore, U.S. sellers on eBay.com will receive improved seller protection for eligible transactions in which the seller is paid with PayPal, in that they will be covered against payment reversals due to buyer claims of an unauthorized payment or an item that was not received, so long as the seller delivers to the address that the buyer provided to PayPal. We will also offer enhanced buyer and seller protections in some eBay international marketplaces The recently announced changes to PayPal’s buyer protection program could result in future increases and fluctuations in PayPal’s transaction loss rate. For the full year ended December 31, 2007 and the nine months ended September 30, 2008, PayPal’s transaction loss (including both direct losses and buyer protection payouts) totaled $139.3 million and $117.0 million, representing 0.29% and 0.26% of PayPal’s TPV in each period, respectively.

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

Cross-border transactions using our websites generally provide higher revenues and gross margins than similar transactions that take place within a single country due to higher transaction fees we earn for those transactions. Cross-border trade has become an increasingly important source of both revenue and profits for us. To the extent that any factors result in a net reduction in cross-border trade, including, among other factors, fluctuations in exchange rates, the application of specific national or regional laws (e.g., selective distribution channel laws) to users in other countries, or any other factors impose restrictions on, or increase the costs of, shipping goods across national borders, our business would suffer. We believe that recent increases in the relative value of the U.S. dollar versus other currencies have reduced cross-border trade between U.S. sellers and foreign buyers, without a corresponding increase in cross-border traffic in the other direction, adversely affecting our business.

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

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 139,000 users have sued IAC over this breach in several lawsuits and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit.

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

Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by eBay, PayPal, Skype, or a user of one of those businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

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

We derive an increasing portion of our revenues from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms may potentially reduce the value of online advertising to our businesses. If we experience a reduction in our advertising revenues due to economic, competitive, technological or other factors, including a reduction in consumer spending due to a recession in the U.S. and a worldwide economic slowdown or if we are unable to provide value to our advertisers, our business and financial results would suffer.

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

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The agency alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers. We intend to vigorously defend against these lawsuits. However, this and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items for some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

As we expand and localize our international activities, we become obligated to comply with the laws of the countries in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in the recent Louis Vuitton Malletier litigation for transactions on our websites worldwide, including in China. Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

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

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and reimburse consumers for losses above $50 from transactions not authorized by the consumer. PayPal currently voluntarily reimburses consumers for all financial losses from transactions not authorized by the consumer, not just losses above $50. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. In addition, PayPal is subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that PayPal receives is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit PayPal’s ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. PayPal processed an average of approximately 2.33 million transactions per day during the quarter ended September 30, 2008, and any violations could expose PayPal to significant liability. Any negative change in the public’s perception of PayPal’s compliance with privacy laws and policies could also negatively impact PayPal’s business.

PayPal is subject to regulation as a bank in Luxembourg, and its status under banking or financial services laws or other laws in markets outside the U.S. is unclear.

PayPal currently allows its customers with credit cards to send payments from 190 markets, and allows its customers to receive payments in 65 of those markets (including the U.S.). Customers can only withdraw funds electronically to local bank accounts in 40 of these 65 markets. In 20 of these 65 markets customers can withdraw funds electronically to their credit or debit card. In two of these 65 markets customers can only withdraw funds locally by receiving a bank draft in the mail, and in another three of these 65 markets, customers cannot withdraw locally and can only withdraw funds if they have a U.S. bank account. These limitations affect PayPal’s ability to grow in these markets. PayPal also offers customers the ability to send or receive payments denominated in 19 currencies. Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union. As of July 2007, PayPal provides localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA., a wholly-owned subsidiary of PayPal that is licensed as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal has limited experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law. The regulators in these countries could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business.

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

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. The proportion of PayPal’s payment volume funded using credit cards has increased over time. In addition, some of PayPal’s newer offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. This settlement has now been approved by the court. Although PayPal did not admit any liability for any of the allegations in the two cases, changes to our disclosure practices could result in increased use of credit card funding, which could harm PayPal’s business.

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

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 51% and 53%, respectively, of our net revenues in fiscal year 2007 and the first nine months of 2008. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

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

We have acquired a number of businesses in the past, including, most recently, Den Blå Avis and Bilbasen, classified businesses in Denmark. We also recently announced that we have agreed to acquire Bill Me Later, Inc. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. For example, in connection with the Skype transaction, we recorded a goodwill impairment charge of approximately $1.4 billion in our financial statements during 2007. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, amortization expenses related to intangible assets or write-offs of goodwill, any of which could reduce our profitability and harm our business.

In addition, we have made investments in certain joint ventures in which we have a minority equity interest and lack management and operational control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

Our expected acquisition of Bill Me Later will expose us to new risks.

We have signed an agreement to acquire Bill Me Later, Inc., a company that provides transaction-based credit. The acquisition is expected to close during the fourth quarter of 2008. Upon acquiring Bill Me Later, we will be exposed to new risks, including:

•	risks of writedowns related to Bill Me Later’s loan portfolio (expected to exceed $500 million at closing);

•	risks related to the willingness of consumers to borrow in the current economic environment and risks related to Bill Me Later’s evaluation of the creditworthiness of such consumers;

•	risks that the nonpayment rate for Bill Me Later’s loans would increase as a result of worsening economic conditions, higher unemployment rates, and other factors, which would lead to increases in loan chargeoffs;

•	any termination or interruption of services provided by certain third parties to Bill Me Later, including payment processors and gateways that process transactions for Bill Me Later and CIT Bank, which funds the consumer loans at the point of sale, prior to Bill Me Later purchasing the receivables;

•	risks that top merchants may terminate their agreements with Bill Me Later; and

•	other risks similar to those faced by PayPal, including the risk of systems failures, security breaches or other loss of customer data, fraud, intellectual property claims, compliance failures, and changes to regulations relating to credit offerings.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. Most recently, the City of Chicago has notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and has filed suit to enforce collection of taxes they claim are due. The application of similar existing or future laws could have adverse effects on our business.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services or communications through the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce was extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

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

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection or reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies like PayPal to report to the IRS information on payments received by some of our customers. The legislation, effective for payments received after December 31, 2010, will require PayPal and similar companies to report to the IRS customers who receive more than $20,000 in payments and more than 200 payments in a year. This law will require PayPal to request tax ID numbers from users and track payments by tax ID number. This requirement may decrease seller activity and harm our business. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.

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

The current regulatory environment for VoIP is uncertain and rapidly changing. Skype believes that its Internet communications products are currently subject to few, if any, of the same regulations that apply to traditional telephony and VoIP-based telephone replacement services. VoIP companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. However, the status of VoIP providers is uncertain in many jurisdictions and Skype frequently must respond to inquiries about its regulatory status. Regulatory agencies may require Skype to conform to rules that are difficult or impossible for it to comply with due to the nature of its communications technologies, which could adversely affect its business. For example, while suitable alternatives may be developed in the future, Skype is currently unable to identify the exact geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to- computer communications, either of which may make complying with future regulatory requirements, such as emergency service requirements, difficult or impossible.

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

Skype licenses technology underlying certain key components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology and the video compression/decompression used to provide high video quality. Although Skype has contracts in place with its third-party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in a decrease in service quality or loss of service until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternative products, the costs associated with licensing or developing such products could be high. Any failure to maintain these licenses on commercially reasonable terms or license or develop alternative technologies would harm Skype’s business. Skype and one of its licensors are currently attempting to resolve a dispute concerning licensed technology. Failure to successfully resolve this dispute would harm Skype’s business.

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

In October 2008, we announced our plans to reduce our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall businesses. These changes will result in the recording of related accounting charges and could harm employee morale and productivity and be disruptive to our business.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our websites. For example, category-specific competitors to offerings in our ’Clothing & Accessories’ category include, among others, Abercrombie & Fitch, AE.com, Bloomingdale’s, Bluefly.com, Coldwater-Creek.com, Delias.com, Dockers.com, DSW, Eddie Bauer, eBags, eLuxury, The Gap, J.C. Penney, J. Crew, Kohl’s, Land’s End, Lane Bryant, The Limited, LL Bean, Macy’s, The Men’s Wearhouse, Neiman-Marcus, Nike, Nordstrom, Old Navy, Overstock.com, Payless, Ross, Saks Fifth Avenue, Shoes.com, Urban Outfitters, Victoria’s Secret, Yoox.com, and Zappos.com., as well as other online and offline retailers, stores and shopping networks.

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

Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors. In addition, certain offline competitors may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay, or may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. The adoption by manufacturers or government authorities of policies or regulations discouraging the sales of goods or services over the Internet could force eBay users to stop selling certain products on our websites. Increased competition or anti-

Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brand.

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

In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our profitability. For example, in January 2008, we announced significant changes to our Marketplaces business in three major areas: fee structure, seller incentives and standards, and buyer and seller feedback. In March 2008, we announced that beginning in June 2008, we would require users in the UK to offer PayPal as one option as a method of payment on most transactions on our localized UK website, and in April 2008, we announced that we planned to require users in Australia to offer and use PayPal as the exclusive method of payment on most transactions on our localized Australian website. In June 2008, the Australian Competition and Consumer Commission (ACCC) issued a draft notice precluding us from requiring PayPal to be used as the exclusive payment option for transactions on our localized Australian website. In July 2008, we withdrew our notification to the ACCC. In August 2008, we announced that beginning in late October 2008, we will no longer allow any forms of paper payment, including checks and money orders, to be used on eBay.com in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. We currently face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the safety of transactions on our websites, most notably by requiring PayPal to be offered and/or used for certain high-risk transactions and/or by sellers in certain jurisdictions, and we may face similar inquiries from other government regulators in the future. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

PayPal

The markets for PayPal’s product are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks starting to allow Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards, and bill pay networks. PayPal competes with existing online and offline payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including American Express, Cardservice International, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource and Authorize.net (which has merged with CyberSource);

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, eBillMe, Revolution Money and TeleCheck, a subsidiary of First Data, or to pay on credit, including Bill Me Later (which we have agreed to acquire);

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, TextPayMe (a subsidiary of Amazon), Crandy, LUUP and Payforit;

•	Amazon Payments, which acts as a credit processor and can be linked to a personal bank account; and

•	Google Checkout, which enables the online payment of merchants using credit cards.

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

Additionally, several of Skype’s current and potential competitors have longer operating histories, are substantially larger, and have greater financial, marketing, technical, and other resources. Some also have greater name recognition and a larger installed base of customers than Skype has.

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

The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. In countries such as the U.S. and Germany, where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means to our offerings, such as the retailer’s own website. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2008 was as follows:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased as	Value that May Yet
	Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased(2)	per Share	Announced Programs	the Programs(1)

July 1, 2008-July 31, 2008	2,683,473	$24.65	2,682,132	$1,213,090,493
August 1, 2008-August 30, 2008	18,624,369	$25.48	18,584,437	$738,993,973
September 1, 2008-September 30, 2008	3,559,000	$23.17	3,559,000	$656,500,143

	24,866,842		24,825,569

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized the expansion of this stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. In January 2008, our Board authorized another stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock with no expiration from the date of authorization. Under these programs, as of September 30, 2008, we had repurchased in the aggregate approximately $5.3 billion of our common stock at an average price of $29.74 per share. As of September 30, 2008, $656.5 million remained available for further repurchases under the stock repurchase program authorized by the Board in January 2008.

(2)	Includes 1,341 and 39,932 shares of stock withheld from employees to satisfy tax obligations in July and August 2008, respectively.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

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

During the quarter ended September 30, 2008 there were no pre-approvals of any non-audit engagement work to be performed by PwC.

Item 6:	Exhibits

Exhibit 3	.01*	Registrant’s Amended and Restated Bylaws.
Exhibit 10	.01+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.
Exhibit 10	.02+	Separation Agreement dated August 21, 2008 between Rajiv Dutta and Registrant.
Exhibit 10.03		Second Amendment Agreement dated September 5, 2008, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.
Exhibit 12.01		Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01		Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02		Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01		Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02		Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008, and incorporated herein by reference

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer

Date: October 22, 2008

Principal Financial Officer:

By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: October 22, 2008

Principal Accounting Officer:

By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer

Date: October 22, 2008

INDEX TO EXHIBITS

Exhibit 3	.01*	Registrant’s Amended and Restated Bylaws.
Exhibit 10	.01+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.
Exhibit 10	.02+	Separation Agreement dated August 21, 2008 between Rajiv Dutta and Registrant.
Exhibit 10.03		Second Amendment Agreement dated September 5, 2008, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.
Exhibit 12.01		Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01		Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02		Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01		Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02		Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008, and incorporated herein by reference

+	Indicates a management contract or compensatory plan or arrangement