Form 10-K
period 2008-12-31
EBAY INC
filed 2009-02-20
CIK 1065088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,966,047,864 based on the closing sale price as reported on The Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 11, 2009

Common Stock, $0.001 par value per share	1,282,965,764 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about April 29, 2009.

eBay Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2008

i

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors,” of this Annual Report on Form 10-K as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1:	BUSINESS

Overview

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of its consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com and its localized counterparts. When we refer to “PayPal,” we mean the online payments platform located at www.paypal.com and its localized counterparts. When we refer to “Skype,” we mean the Voice over Internet Protocol, or VoIP, offerings provided by our subsidiary Skype Technologies S.A.

Our purpose is to pioneer new communities around the world built on commerce, sustained by trust and inspired by opportunity. We provide online marketplaces for the sale of goods and services as well as other online commerce, or ecommerce, platforms, online payment solutions and online communications offerings to a diverse community of individuals and businesses.

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later (which we acquired in November 2008). Our Communications segment, which consists of Skype, enables VoIP calls between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones.

We generate net transaction revenues from all three of our business segments. Our net transaction revenues from our Marketplaces segment are derived primarily from listing and final value fees paid by sellers. For our Payments segment, net transaction revenues are generated primarily by fees paid by merchants for payment processing services. Our Communications segment net transaction revenues are generated primarily from fees charged to users to connect Skype’s VoIP product to traditional fixed-line and mobile telephones. These fees are charged on a per-minute basis or on a subscription basis and we refer to these minutes as SkypeOut minutes.

We generate marketing services and other revenues from all three of our business segments. Our marketing services are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, lead referral fees. Other revenues are derived principally from interest earned from banks on certain PayPal customer account balances, interest and fees earned on the Bill Me Later loan portfolio and from contractual arrangements with third parties that provide services to all of our users.

Marketplaces

Our Marketplaces segment is comprised of online commerce platforms that enable a global community of buyers and sellers to interact and trade with one another. Our goal is to create, maintain and expand the functionality, safety, ease-of-use and reliability of our online commerce platforms while supporting the growth and success of our community of users.

Marketplaces Value Proposition

We seek to attract buyers and sellers to our community by offering:

Buyers	Sellers

• Selection	• Access to broad global markets
• Value	• Efficient marketing and distribution costs
• Trust	• Opportunity to increase sales
• Convenience

We believe our Marketplaces platforms make inefficient markets more efficient because:

•	Our global community of users can more easily and inexpensively communicate, exchange information and complete transactions;

•	Our Marketplaces platforms include more than 140.0 million listings on any given day and make available to our users a wide variety and selection of goods; and

•	We bring buyers and sellers together in a more cost-effective manner than traditional intermediaries and available alternatives.

We seek to create a global platform that provides individuals and businesses of all types and sizes with access to broad markets. We have aggregated a significant number of buyers, sellers and items listed for sale, which, in turn, has resulted in a vibrant online commerce environment. Our sellers generally enjoy good conversion rates selling goods on our Marketplaces platforms and our buyers enjoy an extensive selection of goods and services. Key components of our community philosophy are maintaining honest and open marketplaces and treating individual users with respect. We seek to maintain the satisfaction and loyalty of our buyers and sellers by offering a variety of community and support features, such as announcement and bulletin boards, customer support boards and personal pages, as well as other topical and category-specific information exchanges.

Generally speaking, our Marketplaces platforms are more effective, relative to available alternatives, at addressing markets of scarce new goods, new items that are no longer in-season, end-of-life products and used and vintage items. Our highest growth in recent periods, however, has been in our fixed-price listing format, primarily for new no longer in-season items.

Our historical success has resulted largely from the size of our community of active users. We had approximately 86.3 million active users at the end of 2008, compared to approximately 83.2 million at the end of 2007. We define an active user as any user who bid on, bought or listed an item during the preceding 12-month period.

Marketplaces Platforms Overview

Our Marketplaces platforms seek to bring buyers and sellers together through fully automated and easy-to-use online websites that are generally available throughout the world at any time. The platforms include software tools and services, some available at no charge and others for a fee, that allow buyers and sellers to trade with one another more easily and efficiently. The Marketplaces platforms consist of our core online commerce platform, eBay.com and its localized counterparts, and adjacent platforms consisting of our classifieds websites, as well as StubHub, Shopping.com, Half.com, and Rent.com. Our Marketplaces platforms earn revenue from, as the case may be, listing, feature, subscription and final value fees paid by sellers, lead referral fees, transaction fees and advertising fees.

eBay.com Platform

Our Marketplaces core platform, eBay.com, includes our traditional auction-style format and fixed-price format and has a global presence in 39 markets. In 2008, our auction-style listing format accounted for approximately 55% of our gross merchandise volume, or GMV, which is the total value of all successfully closed items between users on our Marketplaces trading platform websites during the period, regardless of whether the buyer and seller actually consummated the transaction (excluding Rent.com, Shopping.com and our classified websites). Our fixed-price listing format accounted for the remaining 45% of our GMV in 2008.

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

Fixed-Price Listing Format

Our fixed-price format allows buyers and sellers to accelerate the transaction process rather than waiting for the auction period to expire. Sellers with appropriate feedback ratings are allowed to name a price at the time the item is listed at which they would be willing to sell the item to a buyer. Our Half.com subsidiary also provides a fixed-price, person-to-person online commerce platform that allows people to buy and sell new and previously owned books, movies, music and games at discounted prices.

In addition, eBay Stores enables sellers to exhibit all of their listings in one place on our eBay platform and to describe their respective businesses through customized pages. eBay Stores provides sellers with useful tools to build, manage, promote and track their businesses. “Store Inventory Format” listings allow sellers to list items for a minimum 30-day listing period at a lower insertion fee and higher final value fee than regular auction-style and fixed-price listings. As of December 31, 2008, there were approximately 516,000 online storefronts established by users in locations around the world.

Key Services for Buyers and Sellers

We have developed a number of features on our platforms in the areas of Trust and Safety (including our Feedback Forum, Safe Harbor Program and Verified Rights Owner Program), Customer Support and Value-Added Tools and Services, as well as Loyalty Programs (such as PowerSeller, top buyer and coupons and buyer rewards). These features are designed to make users more comfortable dealing with unknown trading partners and completing commercial transactions on the Internet.

Feedback Forum:  Our Feedback Forum encourages users to provide feedback ratings and comments on other users with whom they trade. Users’ profiles, which include these feedback ratings and comments, can be viewed by any of our other users. Every registered user has a feedback profile that may contain compliments, criticisms and/or other comments by users who have conducted business with that user. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match specific transactions with the user names of their trading partners. This information is recorded in a profile that includes a feedback rating for the user, with feedback sorted according to whether the feedback has been provided over the past month, six months or twelve months. Users who develop positive reputations have color-coded star symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. In addition to leaving an overall feedback rating (positive, neutral or negative) for a seller, buyers also can leave anonymous Detailed Seller Ratings (“DSR”) that cannot be viewed by the seller in four areas: item as described, communication, shipping time and shipping and handling charges. The Feedback Forum has several automated features designed to detect and prevent certain forms of abuse, such as a user leaving positive feedback about himself or herself through multiple accounts. As a customer-focused company, we no longer allow sellers to leave negative feedback for buyers and provide sellers with additional tools designed to avoid negative feedback.

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

Customer Support:  We devote significant resources to providing personalized, accurate and timely support services to our community of users. Buyers and sellers can contact us through a variety of means, including email, online text chat and, in certain circumstances, telephone. We continue to focus our resources on improving our accessibility, increasing our capacity, expanding our category-specific support, extending our online self-help features and improving our systems and processes to allow us to provide efficient and effective support. In addition, top eBay sellers who qualify for our PowerSeller program receive prioritized customer support.

Value-Added Tools and Services:  eBay users have access to a variety of “pre-trade” and “post-trade” tools and services to enhance their user experience and to make trading faster, easier and safer for them. “Pre-trade” tools and services are intended to simplify the listing process. “Post-trade” tools and services are designed to make transactions easier and more convenient to complete. These tools and services may not be available in all international markets.

These tools and services include:

•	Turbo Lister, eBay Blackthorne, ProStores, Selling Manager and Selling Manager Pro, each of which helps to automate the selling process;

•	Shipping Calculator, which makes it easier for buyers and sellers to calculate shipping costs;

•	Shipping Labels, which allows sellers to print certain postage and UPS labels;

•	eBay To Go, which allows users to embed item listings in their own Internet websites; and

•	PayPal, which facilitates the online exchange of funds.

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

Top buyer program:  Our top buyers benefit from having a special phone number to call if they have an unsatisfactory user experience in connection with a transaction on our websites. From time to time, we also offer special coupon initiatives to top buyers.

Coupons and Buyer Rewards:  Coupons were given to targeted buyers throughout 2008 to drive our GMV growth. We introduced, on a limited basis, a buyer rewards program to incentivize our larger buyers to remain loyal by offering cash back through “eBay bucks.”

Best Match:  Buyers on eBay.com now see “best match” as the default search result. The best match algorithm determines which listings appear at the top of searches based on, among other factors, relevance, detailed seller ratings and shipping and handling charges. “Best Match” is designed to enable buyers to find the items they are looking for more quickly and easily, incentivize sellers to provide better deals, reasonable or free shipping and excellent customer service, and reduce negative buying experiences from sellers with high rates of buyer dissatisfaction.

Other Marketplaces Platforms and Services

StubHub

StubHub is a leading U.S. ticket marketplace that enables fans to buy and sell tickets to a large selection of sporting, concert, theater and other live entertainment events. StubHub provides a marketplace dedicated solely to tickets and is designed to enable users to buy or sell their tickets in a secure, convenient and highly reliable environment. Buyers and sellers pay transaction fees to StubHub when tickets are bought and sold.

Classifieds Websites

Our classifieds websites are available in hundreds of cities and regions around the world and are designed to help people meet, share ideas and trade on a local level. Our classifieds websites include Kijiji, Den Blå Avis, Gumtree.com, LoQUo.com, OpusForum, Marktplaats.nl and mobile.de. In addition, we have a minority equity investment in craigslist, Inc., which operates the craigslist classifieds websites around the world. Our classified websites generate revenue primarily through advertising.

Online Advertising and Other Services

We work with strategic partners in a variety of areas, such as online advertising, mailing and other services, that allow us to extend the monetization of our platforms and user base. We work with strategic partners and members of our affiliate advertising network in a variety of areas, such as online advertising, mailing and other services, that allow us to extend the monetization of our platforms and user base. In 2008, we also launched our own advertising service that enables third parties to directly purchase text advertising promoting their eBay listings and eBay stores to appear on our websites.

Shopping.com

Shopping.com is a leading comparison shopping destination featuring products from thousands of merchants across the Internet. Shopping.com offers one of the largest product catalogs on the Internet — searchable by thousands of attributes — along with consumer product reviews through Epinions.com, which help users make informed buying decisions. Shopping.com’s revenue is earned primarily from retailers who pay a fee for shoppers directed to their sites by Shopping.com. In addition, Shopping.com is monetized through advertising revenues.

Rent.com

Rent.com is a leading U.S. listing website in the rental housing industry. The website is designed to bring apartment seekers and apartment managers together in an efficient manner. Landlords pay a fee to Rent.com for renters who indicate that they have found their apartments through Rent.com.

Marketplaces Growth Strategy

We will continue to work toward our goal of creating the world’s leading ecommerce franchise by investing in our core Marketplaces segment and continuing to build our adjacent Marketplaces businesses.

Our growth strategy is focused on reinvesting in our customers, improving the buyer experience and seller economics by enhancing our products and services, improving Trust and Safety and customer support, extending our product offerings into new formats, categories and geographies, and experimenting with various pricing and buyer retention strategies. We have made significant changes in our three largest markets, the United States, Germany and the United Kingdom to improve our buyer experience over the course of 2008, with a series of pricing, shipping and other changes. The pricing changes reduced the upfront cost of listing fixed-price items on eBay so that fees are now based more on the successful sale of items. In addition, final value fees also have been rebalanced on a category-by-category basis. We encourage sellers to offer reasonable or free shipping to our buyers by promoting their listings through our “Best Match” search algorithm. We are also in the process of modifying the payment process to enhance speed and reliability.

eBay strives to offer a wide variety of inventory ranging from new in-season through end-of-life products, from different types of sellers, in a broad variety of categories, with a favorable buyer experience and a choice between auctions and fixed price formats, all in one place. We believe that, if successful, these measures will increase the number of items sold on our sites.

Another element of our growth strategy is to build adjacent Marketplaces businesses, such as our classified platforms and StubHub, which offer new formats and new monetization models, as well as opportunities for growth beyond our core businesses.

Payments

Our payments segment is comprised of online payment solutions — PayPal (which enables individuals and businesses to securely, easily and quickly send and receive payments online in approximately 190 markets worldwide) and Bill Me Later (which we acquired in November 2008 and which enables online U.S. merchants to offer, and U.S. consumers to obtain, transactional credit at the point of sale). Our Payments network builds upon the existing financial infrastructure to create a global, real-time payment solution.

Payments Value Proposition

We believe our payment solutions make online commerce more efficient compared to traditional payment alternatives such as checks, money orders and credit cards via merchant accounts. These traditional payment alternatives present various obstacles to the online commerce experience, including lengthy processing time, inconvenience and high costs. Providing a more efficient and effective payment alternative for users is essential to creating a faster, easier and safer online commerce experience. Our online payment solutions allow customers to send and receive funds securely, easily and quickly, and facilitate transactional credit for merchants and consumers.

Payments Solution

Buyer Value Proposition

PayPal enables buyers to pay merchants without sharing sensitive financial information. To make payments, buyers need to disclose only their email addresses to recipients. Buyers also benefit from PayPal’s Buyer Protection Program, which reimburses buyers using PayPal with respect to most purchases made on eBay.com. When using Bill Me Later to obtain transactional credit, buyers need to provide only their name, address, birth date and the last four digits of their social security number. Many buyers wary of disclosing financial information online find the limited amount of information they are required to provide attractive. Bill Me Later also offers U.S. buyers an opportunity to defer payments; under some promotional arrangements with select merchants, interest on such payments can be deferred for as long as three to six months.

Seller Value Proposition

PayPal offers online merchants an all-in-one payment processing solution that is less expensive than most credit card merchant accounts, offers industry-leading fraud prevention, and enables merchants to conduct business with approximately 68.6 million PayPal registered active accounts in approximately 190 markets. Many of these active accounts prefer to use PayPal over other payment methods, which may help merchants to increase sales volume. PayPal also offers merchants the ability to maintain a direct relationship with their customers. In addition, PayPal also offers a payment gateway service that provides merchants who already have a credit card merchant account with a secure connection from their online store to their internet merchant account and their payment processing network.

A merchant can generally open a PayPal account and begin accepting credit card payments within a few minutes. Most merchants are approved instantly for a PayPal account, and do not need to provide a personal guaranty, acquire any specialized hardware, prepare an application, contact a payment gateway or securely store customer financial information that is maintained by PayPal instead of the merchant. Furthermore, PayPal charges lower transaction fees than most U.S. merchant accounts, and charges no setup fees and few or no recurring monthly fees.

The account-based nature of PayPal’s network helps us to detect and prevent fraud when funds enter, flow through, and exit the PayPal network. Sellers can also reduce the risk of transaction losses resulting from unauthorized credit card use and fraudulent chargebacks if they comply with PayPal’s Seller Protection Policy.

U.S. merchants offering Bill Me Later provide buyers with various transactional credit arrangements at the point of sale, which may help to increase sales volume and average sales orders.

PayPal Overview

Joining the Network

PayPal offers three types of accounts:  Personal, Business and Premier. A new account holder typically opens an account to send money for an eBay purchase or a purchase on another website, a payment for services rendered, or a payment to an individual in lieu of cash or check. Allowing new account holders to join the network when they make or receive payments encourages PayPal’s natural, user-driven growth. PayPal’s account sign-up process asks each new account holder to provide PayPal with his or her name, street address, phone number and email address. The account holder’s email address serves as the unique account identifier. PayPal also offers certain customers who sell on their own websites the ability to accept credit card payments from buyers without requiring the buyer to open a PayPal account.

Payment Transaction Overview

Buyers make payments at the PayPal website, at the eBay.com website, or at the websites of merchants that have integrated PayPal’s Website Payments or Express Checkout features. To make a payment at PayPal’s website, a buyer logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through eBay.com or merchant websites, a buyer selects an item for purchase, confirms the payment information and enters his or her email address and password to authorize the payment. The buyer chooses whether PayPal debits the money from the buyer’s PayPal balance, credit card, or bank account and the payment is then credited to the recipient’s PayPal balance. In some bank account payments (which we call eCheck payments), the transaction is held until the funds have cleared the sender’s bank, which typically takes three to five business days. Once the payment is completed, the recipient can make payments to others or withdraw his or her funds at any time via check (in the U.S.), electronic funds transfer, a PayPal-branded debit card (which is only available to U.S. users), a prepaid card (in the U.K.), or through a credit to a recipient’s credit card account (in limited markets).

PayPal earns revenues in several ways:

•	PayPal earns transaction fees when a Business or Premier account receives a payment;

•	PayPal earns a foreign exchange fee when an account holder converts a balance from one currency to another;

•	PayPal earns fees from merchants who utilize PayPal’s Pro direct payment card processing services or Payflow gateway processing services;

•	PayPal earns fees when a user receives payments from outside the user’s country of residence;

•	PayPal may earn fees when a user withdraws money to certain bank accounts, depending on the amount of the withdrawal;

•	PayPal earns a return on certain customer balances; and

•	Ancillary revenues are earned from a suite of financial products, as described below.

PayPal incurs funding costs on payments at varying levels depending on the source of the payment. Funding costs associated with credit card and debit card funded payments are significantly higher than bank account or balance-funded payments. U.S. account holders who choose to maintain PayPal balances in U.S. dollars have the ability to sweep balances into the PayPal Money Market Fund. This Money Market Fund, which is invested in a portfolio managed by Barclays Global Fund Advisors, bore a current compound annual yield of 0.52% as of February 12, 2009.

Verification of Account Holders

To fund payments from their bank accounts in the U.S., account holders must first become verified by PayPal. The primary method for verification is our patented Random Deposit technique. Under this technique, PayPal makes two deposits ranging from 1 cent to 99 cents to the account holder’s bank account. To verify ownership of the account, the account holder then enters the two amounts as a four-digit code at the PayPal website. In addition to allowing funding through bank accounts, verification also removes some spending limits on account holders’ accounts and gives them reputational advantages when transacting with other members of the PayPal community. Outside of the U.S., similar verification processes are used for credit card accounts and in the limited number of countries where PayPal offers bank funding. In certain cases specific to local markets, bank funded transactions are permitted up to set limits before additional verification is required.

Withdrawing Money

Each account holder in the U.S. and in 64 other countries may withdraw money from his or her PayPal account through an electronic fund transfer to his or her U.S. bank account or, in 40 of those countries, to their local bank account. In the U.S. and seven other countries, users can withdraw their funds by a mailed check. Withdrawals by electronic transfer in the U.S. may take three to five business days to arrive in the account holder’s bank account, depending on the bank, and make take longer in other countries. Mailed checks may take one to two weeks to arrive. Qualifying PayPal business users in the U.S. can receive a PayPal ATM/debit card, which provides these users with instant access to their PayPal account balances. ATM/debit cardholders can withdraw cash from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard. PayPal offers customers the opportunity to apply for a Prepaid card in the U.K., which can be linked to a customer’s PayPal account to add or withdraw funds. In limited markets, customers can also access their money by generating a credit to their credit card account.

PayPal’s Trust and Safety Programs

We have developed a number of PayPal trust and safety programs, including PayPal’s Seller Protection and Buyer Protection Programs. These programs provide additional protection to certain account holders who pay or receive payment for their transactions through PayPal on eBay. PayPal’s Seller Protection Program covers sellers who follow specific shipping and handling practices against claims that a transaction was not authorized by the buyer or that the item was not received. PayPal’s Buyer Protection Program reimburses the buyer in full for qualified purchases on eBay.com at no cost if the buyer does not receive the item or if the item is significantly not as described. In some eBay localized markets, protection for buyers is limited to a maximum amount per transaction. In addition, our Risk Management and Fraud Investigation Teams focus on identifying and preventing fraud before it occurs, detecting fraud in process, mitigating loss if fraud does occur and delivering information to law enforcement around the world to better combat online fraud.

Bill Me Later Transactional Credit

Bill Me Later offers U.S. online consumers a way to obtain instant credit at the point of transaction. Bill Me Later is not a chartered financial institution, and relies on CIT Bank to extend credit to Bill Me Later customers with the Bill Me Later service. When a consumer makes a purchase using the Bill Me Later service, CIT Bank funds the consumer loan at the point of sale and advances funds to the merchant. Bill Me Later subsequently purchases the receivable related to the consumer loan extended by CIT Bank. Bill Me Later accounts are most commonly opened on a U.S. merchant site offering Bill Me Later as a payment method, but can also be opened at the Bill Me Later website. A buyer enters his or her birth date and the last four digits of his or her social security number and, if approved, Bill Me Later opens an account for the buyer. This account can be used on any other U.S. merchant site offering the Bill Me Later payment option. Once established, customers can then manage their accounts online with access to their transaction history and monthly statements and can elect to establish recurring electronic monthly payments. Bill Me Later earns the majority of its revenues by collecting interest on the outstanding customer balances and collecting late fees, as well as transaction fees from merchants.

Bill Me Later’s alternative payment solutions help multichannel retailers to attract, satisfy and retain customers at the point of sale. Through this offering, we believe that merchants can make successful real-time retailing decisions, and that multichannel online retailers of all sizes can develop an effective payments strategy and increase sales and satisfaction by providing consumers with the secure, convenient and flexible payment choices they demand. The Bill Me Later payment solution is available on the websites of more than 1,000 online stores, catalogs and travel partners, including Borders, Blue Nile, Bluefly, Continental Airlines, eLUXURY, Fujitsu, JetBlue, Overstock, QVC, Toshiba, Toys “R” Us, U.S. Airways, Walmart.com and Zappos.

Payments Growth Strategy

We seek to become the online payment solution of choice around the world through our focus on simplifying and improving the customer experience, striving to be the most secure method of payment on the Internet, enhancing our product offering for our merchants and utilizing multiple sales channels. To establish PayPal and Bill Me Later as the online payment solution of choice, we intend to continue focusing on increased user adoption of PayPal on our Marketplaces platforms, continued expansion of PayPal’s Merchant Services business and our financial products business, and expanding the offerings of Bill Me Later, including as a funding source for PayPal accounts, as well as on an increasing number of merchant sites, including the eBay Marketplace.

Marketplaces

PayPal’s services are integrated into the checkout flow of the eBay.com platform in our key markets, including the U.S., Germany, the U.K. and Canada. In 2008, eBay.com generated approximately $59.7 billion in GMV. PayPal, in turn, generated approximately $30.4 billion of net Total Payment Volume from eBay.com transactions, which represented approximately 51% of PayPal’s net Total Payment Volume during 2008. Net Total Payment Volume is the total dollar volume of payments, net of payment reversals, successfully completed through our Payments system, excluding PayPal’s payment gateway business.

We intend to increase PayPal’s penetration of GMV on the eBay.com platform globally by continuing to integrate PayPal with eBay listings and new formats, including our adjacent Marketplaces businesses, focusing on buyer and seller protection programs and adding product features and innovations important to the Marketplaces community. We believe that our expansion into an increased number of international markets and currencies will continue to make cross-border transactions easier and more efficient, benefiting both our Marketplaces and Payments segments.

PayPal Merchant Services

Our Merchant Services business offers a differentiated product solution for each merchant category, while providing a cost-effective and secure payment solution across all categories. In 2008, PayPal expanded its presence to ecommerce websites such as those of American Airlines, Omaha Steaks, Walmart.com, Zappos, BBC, Vodafone, Deutsche Post and Ferrari. We intend to continue to market our global payments solution to spur our growth as a payment solution off of eBay.com for sole proprietors and small, medium and large businesses.

We also intend to grow our Merchant Services business by enhancing our product offerings and leveraging our multiple sales channels to expand our network of merchants globally.

Payments Financial Products

We will continue to identify transactions and markets not served adequately by existing payment systems and seek to develop product features that improve upon those legacy systems. In addition, we intend to expand the breadth of products and services available to our account holders and to continue offering financial products such as the following:

•	PayPal ATM/Debit Card/Prepaid card, which enables business users to withdraw funds from their PayPal accounts at ATMs, pay for offline purchases with funds from their PayPal account, and in the U.S. qualify to receive cash back on eligible purchases;

•	PayPal Plus Credit Card and eBay MasterCard issued by GE Money Bank, which allow users to earn rewards on purchases made offline or using PayPal, as well as a PayPal Credit Card offered to U.K. users through GE Money;

•	PayPal Plug In, which allows users to use their PayPal account to make payments on the Internet everywhere that MasterCard is accepted (including websites that do not accept PayPal);

•	PayPal Money Market Fund, which allows participants to earn a yield on the funds in their PayPal account; and

•	Bill Me Later transactional point of sale credit, which allows consumers to obtain instant credit at the point of transaction.

Communications

Our Communications segment is comprised of Skype. Skype is a leading global Internet communications company and is headquartered in Luxembourg, with offices in Europe, the U.S. and Asia.

Skype Value Proposition

Skype offers a simple and convenient way for people in almost every country around the world to stay in touch over the Internet through free voice and video calls, sending instant messages, SMS (text messaging) or files, and by making low-cost calls to landline and mobile numbers.

Skype Overview

Skype is focused on becoming the world’s leading communications software platform. Skype is software that millions of people use everyday to make free voice and video calls from one Skype user to another. Skype generates revenue through its premium offerings, such as calls made to and from landline and mobile phones, voicemail, call forwarding, and SMS. Skype users can also purchase a variety of flat rate subscriptions for regional and international calling to landlines in many different countries.

Skype’s online communications platform is built on the following:

•	Growing user base: Skype software has been downloaded more than one billion times and is available in over 28 languages. As of December 31, 2008, Skype had approximately 405.3 million registered users and was used in almost every country around the world.

•	Product features: Skype’s product offerings are simple and easy to use and enable high-quality voice and video calls.

•	Strong technology: Skype’s peer-to-peer network management, voice/video processing, and scalability provide it with a competitive advantage.

•	A thriving ecosystem: As of December 31, 2008, there were more than 190 Skype Certified hardware devices, and 15,000 third-party developers part of an ecosystem focused on enhancing the Skype experience.

Skype Growth Strategy

To expand upon Skype’s position as a leading global Internet communications company, we will continue to focus on acquiring new active users, reducing the churn among our existing users, and converting our users to Skype’s premium offerings. In addition, we expect that online communications will go beyond the desktop PC and will be available across many different devices and platforms. In this regard, we are focused on leveraging our core desktop product, increasing relevance among mobile users, diversifying among business users and increasing our scalability through improvements to Skype’s platform.

Our strategy for driving growth in the core desktop product is built around continuously improving the quality and ease-of-use of our products, particularly with regard to voice and video communications. For the mobile market, Skype is focused on increasing consumers’ ability to bring their Skype functionality with them through the development of downloadable or pre-installed applications. We are also focused on expanding Skype usage among businesses through the introduction of new products, solutions, and partnerships designed to help businesses save time and money and gain a competitive edge. Skype also intends to work to become more scalable and ubiquitous by making its communications platform capable of working with other services, devices, and Web environments.

Other Items

Employees

As of December 31, 2008, eBay Inc. and its subsidiaries employed approximately 16,200 people (including temporary employees), approximately 9,950 of whom were located in the U.S.

Competition

We encounter vigorous competition in our businesses from numerous sources. Our users can find, buy, sell and pay for similar items through a variety of competing channels. These include, but are not limited to, online and offline retailers, distributors, liquidators, import and export companies, online and offline auctioneers, catalog and mail-order companies, classifieds, directories, search engines, products of search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), online and offline shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online and offline channels for those new offerings. We compete on the basis of price, product selection, and services. Our growth rates in our most mature markets have significantly slowed and we are losing market share in some segments. For our Payments segment, our users may choose to pay through a variety of alternative means, including other online payment services, offline payment methods such as cash, check or money order, and traditional online or offline credit card merchant accounts. For our Communications segment, our users may choose to use their local telephone companies, cable providers and other VoIP providers. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a materially adverse effect on our business, financial position, operating results and cash flows and reduce the trading price of our stock. We believe that we will be able to maintain profitability by preserving and expanding the size and diversity of our users’ online community and enhancing our user experience, but despite our efforts, we may not be able to continue to manage our operating expenses to avoid or reduce a decline in our consolidated net income. For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the caption “Our industry is intensely competitive, and other companies or governmental agencies may allege that our behavior is anti-competitive.”

Seasonality

Our fourth quarter has historically been our strongest quarter of sequential revenue growth. However, this was not the case in 2008 due primarily to the impact of the global economic environment and the strengthening U.S. dollar, which impacted the fourth quarter in particular. We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns. Please see the information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Seasonality.”

Technology

Marketplaces and Payments

Our Marketplaces and Payments platforms utilize a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, customer tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We are continually improving our technology to enhance the customer experience and to increase efficiency, scalability and security. For information regarding technology related risks, see the information in “Item 1A: Risk Factors” under the captions “Our failure to cost-effectively manage certain aspects of our business could harm us,” and “System failures could harm our business.”

Communications

Skype’s VoIP communication and other services are delivered through a peer-to-peer network architecture, in which users joining the network provide a significant portion of the technology resources (for example, computer bandwidth and hardware) that enable Skype’s products. To access Skype’s products, users download Skype software over the Internet. Skype utilizes a combination of proprietary technologies and products as well as technologies and products provided by third parties to design, develop and support its products. For more information regarding Skype’s technology risks, see the information in “Item 1A: Risk Factors” under the caption “Skype depends on key technology that is licensed from third parties.”

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

Available Information

Our Internet address is www.ebay.com. Our investor relations website is located at http://investor.ebay.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	general economic conditions, including the possibility of a severe and protracted recession in the U.S. and worldwide economic slowdown; recent disruptions to the credit and financial markets in the U.S. and worldwide; and those economic conditions specific to the Internet, ecommerce and payments industries;

•	our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment service or communication software and products, especially when consumer spending is contracting;

•	our ability to reduce the loss of active buyers and sellers and increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers, and especially in the U.S., Germany and the U.K.;

•	our ability to successfully integrate and manage businesses that we acquire, including new needs to manage credit risks and bad debts following our acquisition of Bill Me Later in November 2008;

•	our ability to manage funding costs associated with our new Bill Me Later business;

•	the volume, velocity, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the primary and second-order effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); new algorithms for determining which listings appear at the top of searches (Best Match); changes to buyer and seller feedback criteria; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; new restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; new incentives and rewards for top PowerSellers; increased protection for buyers who pay for eligible transactions on eBay.com using PayPal, as well as improved seller protection for U.S. eBay sellers against certain claims, chargebacks and reversals; lower insertion fees for, and extended duration of, listings of fixed-price items; shipping and handling limits on certain categories of items (e.g., media); and requiring sellers to accept at least one accepted payment method (and restricting sellers from referencing non-permitted payment methods, including paper forms of payment such as checks and money orders), on eBay.com in the U.S. for most categories of items;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 3 — Legal Proceedings” below);

•	new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, electronic commerce, online payments, or online communications;

•	our ability to meet regulatory requirements as we expand the range and geographical scope of PayPal’s services and the range of services (and marketing programs) offered by Skype;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	consumer confidence in the safety and security of transactions using our websites or technology and our ability to manage the costs of our user protection programs;

•	our ability to manage PayPal’s payment funding mix and the transaction loss rate in our Payments business;

•	the costs and results of litigation that involves us;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card networks and banks;

•	our ability to manage, profitably expand and effectively monetize the Skype business;

•	our ability to manage our businesses following recent reductions in our workforce;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with which we have commercial relations;

•	continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, phishing, viruses, spyware, malware and other dangers of the Internet; and

•	macroeconomic and geopolitical events affecting commerce generally.

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

We invest heavily in marketing and promotion, customer support, protection programs, technology and further development of the operating infrastructure for our core and non-core operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. Growth rates of our Marketplaces businesses in our most established markets, such as the U.S., Germany and the U.K., have continued to decline. Despite our efforts to stem these declines, growth rates in these and other markets may continue to decline. As our penetration in established markets grows, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our websites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher service levels, our business will suffer.

In January and June 2008, we announced significant changes to our Marketplaces business in four major areas: fee structure, seller incentives, standards and buyer and seller feedback and increased buyer and seller protections in the U.S. In August 2008, we announced a series of pricing, shipping and other changes for our Marketplaces business in our three largest markets: the U.S., Germany and the U.K. We may make further changes in these or other areas in the future. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by a number of our sellers. Given the number of recent changes that we have made to our policies and pricing, it may take a number of our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

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

Our Marketplaces and Payments businesses are dependent on consumer purchases. The current economic downturn has resulted in reduced selling prices and may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our PayPal payment service, and adversely affect our business. In addition, an economic downturn will likely continue to require us to increase our reserves for bad debt and transaction losses. Continuing poor economic conditions will likely continue these trends.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies, as happened in the second half of 2008. Based on changes in foreign currency rates year over year, net revenues in the fiscal year ended December 31, 2008 were positively impacted by foreign currency translation of $190.9 million, compared to the prior fiscal year. However, net revenues in the three months ended December 31, 2008 were negatively impacted by foreign currency translation of $104.9 million, compared to the same period of the prior fiscal year. Similarly, based on changes in foreign currency rates year over year, operating income for the fiscal year ended December 31, 2008 was positively impacted by foreign currency translation of $130.6 million, compared to the prior fiscal year, but operating income for the three months ended December 31, 2008 was negatively impacted by foreign currency translation of $39.0 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, recent reductions in interest rates have reduced our investment income, including income we earn on PayPal balances, which in turn has materially lowered our net interest income.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S., Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded the plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business.

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if the authorities feel we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. For example, the German Federal Supreme Court has ruled that we may owe duties, under certain circumstances, to content owners and competitors relating to taking reasonable steps to prevent the listing of illegal, counterfeit, and pirated items. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union because of the alleged active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed counterfeit listings or effectively suspended users who have created such listings. We are constantly improving and modifying our efforts to eliminate counterfeit and pirated items. These improvements are in response to ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction as well as in response to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our arguments, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers, which may materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our site, even if factually incorrect, could damage our reputation and our business.

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

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these ongoing suits are described under the heading “Item 3 — Legal Proceedings,” below. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and Communications businesses as our services expand in scope and complexity. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

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

Although we have prohibited the listing of stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we have received significant and continuing media attention relating to the listing or sale of unlawful goods and stolen goods using our services. This negative publicity, even if factually incorrect, could damage our reputation, diminish the value of our brand names and make users reluctant to use our services.

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

The law relating to the liability of online services companies for information carried on or disseminated through their services is often unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability under a number of these theories have been brought against us, as well as other online service companies. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for not removing content posted in the Feedback Forum.

Furthermore, several court decisions arguably have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. For example, the Ninth Circuit recently held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. In addition, the Paris Court of Commerce has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive internet “hosts” from liability are inapplicable to eBay given that the content in question was provided by users under eBay’s control and authority. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.

Government inquiries may lead to charges or penalties.

A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We currently face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the safety of transactions on our websites, most notably by requiring PayPal to be offered and/or used for certain high-risk transactions or by certain sellers in certain jurisdictions, and we may face similar inquires from other government regulators in the future. For example, the Reserve Bank of Australia is currently reviewing our policy requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal as a payment method. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later’s business practices by state or federal regulators. As a result of the current credit crisis, we expect new laws and regulations to be imposed on providers of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business expands and our company grows larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming result in costly litigation, damage awards, injunctive relief, or increased costs of business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.

Beginning in October 2008, buyers who pay for transactions on eBay.com with PayPal are protected on eligible transactions for the full amount of an item’s purchase price if the buyer does not receive the goods they purchased or if the goods differ significantly from what was described by the seller. Furthermore, U.S. sellers on eBay.com have received improved seller protection for eligible transactions in which the seller is paid with PayPal, in that they are covered against payment reversals due to buyer claims of an unauthorized payment or an item that was not received, so long as the seller follows specified shipping and handling practices. We also enhanced our buyer and seller protections in certain eBay international marketplaces. These changes to PayPal’s buyer protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the fiscal years ended December 31, 2007 and December 31, 2008, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $139.3 million and $171.5 million, representing 0.29% and 0.29% of our net Total Payment Volume in each period, respectively.

PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems using increasingly sophisticated methods. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud.

PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease and result in corresponding decreases in our net Total Payment Volume, in which case our business would further suffer. Bill Me Later is similarly subject to the risk of fraudulent activity associated with merchants, users of the Bill Me Later service and third parties handling its user information, which could increase our exposure to transaction losses and reduce the profitability of Bill Me Later’s business. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

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

Negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our Marketplaces and Payments services could damage our reputation, reduce our ability to attract new users or retain our current users, diminish the value of our brand names. We believe that negative user experiences are one of the primary reasons users stop using our services.

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

To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not detect or prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business, and could result in a violation of applicable privacy and other laws. In addition, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, or that is stored by PayPal’s direct credit card processing customers, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using credit cards to fund their payments or pay their fees. If we were unable to accept credit cards, our business would be seriously damaged.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 141,000 users have sued IAC over this breach in several lawsuits and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. A consumer agency recently made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $35-70) to consumers who had complained to it as a result of such breach. IAC intends to vigorously defend itself in this lawsuit.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

We derive an increasing portion of our revenues from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by Shopping.com. Rule changes made by search engines in 2008 disrupted traffic to our Shopping.com website, which in turn has adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. If we experience a reduction in our advertising revenues due to economic, competitive, technological or other factors, including a reduction in consumer spending due to the current recession in the U.S. and worldwide economic slowdown or if we are unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2004, we have significantly increased the number of brands we are supporting, adding Rent.com, Shopping.com, our classified websites (e.g., Kijiji and Marktplaats), StubHub, Skype and Bill Me Later, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently-changing rules that govern their pricing, availability and placement of online advertisement (e.g., paid search, keywords), and changes to these rules could negatively affect our use of online advertising to promote our brands. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as our acquisition of Bill Me Later, a transactional credit provider, in November 2008 and StubHub, an online ticket marketplace, in February 2007, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

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

As we expand and localize our international activities, we become obligated to comply with the laws of the countries in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law in the recent Louis Vuitton Malletier litigation for transactions on our websites worldwide that did not involve French buyers and sellers. Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.

To date, PayPal has obtained licenses to operate as a money transmitter in 42 U.S. states and territories and interpretations in seven states that licensing is not required under their existing statutes. The remaining U.S. states and territories do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.

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

PayPal is also subject to anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. As PayPal localizes its service in other countries, additional verification and reporting requirements may apply, which in some cases are more stringent. Several countries, including Australia, Canada, Luxembourg and Singapore, have implemented or are in the process of implementing new anti-money laundering and counter-terrorist financing laws and regulations, and the impact of these laws and regulations on PayPal’s business is uncertain. PayPal could be required, among other things, to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements could impose significant costs on PayPal, make it more difficult for new customers to join its network and reduce the attractiveness of its product. Failure to comply with federal, state or foreign money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

While PayPal currently allows its customers with credit cards to send payments from 190 markets, only 65 of those markets (including the U.S.) allow its customers to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets.

Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union (EU). Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA., a wholly-owned subsidiary of PayPal that is licensed as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal has limited experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business.

In markets other than the U.S., EU, Australia and China, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to Singaporean law or, if it is subject to local laws, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in some jurisdictions, future localization or targeted marketing of PayPal’s service in those countries, or expansion of the financial products offered by PayPal to new jurisdictions (either alone, through a commercial alliance or through an acquisition), could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny. These factors could impose substantial costs and involve considerable delay to the provision or development of its products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans and could require PayPal to suspend providing products and services to customers in one or more countries.

Our Bill Me Later service is similarly subject to a variety of laws and regulations. Although Bill Me Later does not originate loans, one or more jurisdictions may conclude that Bill Me Later is a lender or money transmitter or loan broker, which could subject us to liability or regulation in one or more jurisdictions. Additionally, federal regulators could mandate changes to the relationship between Bill Me Later and CIT Bank, the financial institution that Bill Me Later relies on to extend credit to customers with the Bill Me Later service. Any adverse changes in this relationship could negatively impact Bill Me Later’s ability to continue operating its business as currently conducted.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems, including our Shopping.com and Skype websites and the systems related to the Bill Me Later business, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 51% and 54%, respectively, of our net revenues in fiscal years 2007 and 2008. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

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

We have acquired a number of businesses in the past, including, most recently, Bill Me Later, Inc. in the United States and Den Blå Avis and BilBasen, classified businesses in Denmark. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. These investments may involve risks. For example, the controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

Bill Me Later will expose us to new risks.

We acquired Bill Me Later, a company that provides transaction-based credit, in late 2008. Upon acquiring Bill Me Later, we became exposed to new risks.

Bill Me Later is not a chartered financial institution, and relies on CIT Bank to extend credit to Bill Me Later customers in order to offer the Bill Me Later service. When a consumer makes a purchase using the Bill Me Later service, CIT Bank funds the consumer loan at the point of sale and advances funds to the merchant, and Bill Me Later subsequently purchases the receivable related to the consumer loan extended by CIT Bank. Although CIT Bank continues to own each customer account, Bill Me Later owns the related receivable and is responsible for all servicing functions related to the account. Any termination or interruption of CIT Bank’s services to us, including due to the suspension or termination of CIT Bank’s banking charter, a regulatory challenge to the relationship between CIT Bank and Bill Me Later or the termination of our commercial relationship with CIT Bank for any reason, could materially and adversely affect our ability to offer the Bill Me Later service. Under those circumstances, we would likely be required to either reach a similar arrangement with another chartered financial institution, which may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations. Bill Me Later also relies on third-party merchant processors and payment gateways to process transactions using the Bill Me Later service. Most of the transaction volume by dollar amount through the Bill Me Later service is currently settled through the facilities of a single vendor. Any disruption to our payment processing and gateway services would adversely affect the Bill Me Later service.

We currently fund the origination of receivables related to Bill Me Later accounts through free cash flow generated from our portfolio of businesses and from our existing line of credit. As a result of the bankruptcy of Lehman Brothers Holdings Inc., our available line of credit was effectively reduced by Lehman Brothers Commercial Bank’s $160 million commitment. If other financial institutions that have extended credit commitments to us are adversely affected by U.S. and global economic conditions, they may become unable to fund borrowings under their credit commitments to us. Our ability to securitize receivables related to Bill Me Later accounts is dependent upon, among other things, conditions in the structured finance markets, which have been subject to recent disruptions in the credit industry, resulting in very limited liquidity for securitization purposes. If we are unable to fund receivables related to the Bill Me Later business in a cost-effective manner, the growth and profitability of the Bill Me Later business could be significantly and adversely affected.

The Bill Me Later service is offered to a wide range of consumers, and the profitability of this business depends on our ability to manage credit risk while attracting new consumers with profitable usage patterns. Bill Me Later approves loans using proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of the specific transaction. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to, among other factors, inaccurate assumptions about a particular consumer or the economic environment. Bill Me Later may also incorrectly interpret the data produced by these algorithms in setting its credit policies. Bill Me Later’s ability to manage credit risk may also be adversely affected by economic conditions, legal or regulatory changes (such as bankruptcy laws and minimum payment regulations), competitors’ actions and consumer behavior and other factors. In addition, the credit crisis and current recession in the U.S. may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including our transaction-based credit product, which could impair the growth of the Bill Me Later business.

As of December 31, 2008, Bill Me Later had an aggregate consumer loan portfolio of approximately $597.6 million. Like other businesses with significant exposure to losses from consumer loans, the Bill Me Later service faces the risk that account holders will default on their payment obligations, resulting in accounts becoming uncollectible, and the risk of potential charge-offs related to the loan portfolio. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. The age and rate of growth of a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. Consumers are less likely to miss their payments within the first 12 to 18 months of a loan’s term. When a lender makes fewer loans than it has in the past, the proportion of new loans in its portfolio will decrease and the rate of missed payments and charge-offs in the portfolio will increase.

In addition, Bill Me Later faces other risks similar to those faced by PayPal, including the risk of systems failures, security breaches or other loss of customer data, fraud, intellectual property claims, compliance failures, and changes to regulations relating to credit offerings described in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties” and “If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfer, money laundering, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.”

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. For example, the State of New York recently passed new legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law, which was recently upheld by a lower level New York court. While this new law does not specifically apply to our businesses it may adversely affect our sellers and indirectly harm our business.

From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and has filed suit to enforce collection of taxes they claim are due. The application of similar existing or future laws could have adverse effects on our business.

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

In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S., state, and local governments to require collection and remittance of distant sales tax by out-of-state sellers — bills have been introduced in recent years in the U.S. Congress to overturn the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Such legislation may be considered by the U.S. Congress as a way to enable states to increase sales tax revenues and help address significant state budget difficulties caused by the economic downturn. The adoption of any legislation overturning the Quill decision that lacks a robust small business exemption would harm our users and our business.

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies like PayPal to report to the IRS information on payments received by some of our customers. The legislation, effective for payments received after December 31, 2010, will require PayPal and similar companies to report to the IRS U.S.-based customers who receive more than $20,000 in payments and more than 200 payments in a year. This law will require PayPal to request tax ID numbers from U.S. users and track payments by tax ID number. This requirement may decrease seller activity and harm our business. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.

We pay input VAT on applicable taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business.

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

Governments may impose new or increased fees, taxes, and administrative burdens on VoIP companies, or Skype may change its product offerings in a manner that subjects it to telecommunications regulations. Increased fees could include access and other charges payable to local exchange carriers to carry and terminate traffic, contributions to federal or state Universal Service Funds in the United States and elsewhere, and other charges. In addition, such fees may be assessed by governments retroactively or prospectively. Skype may be required to meet various emergency service requirements, disability access requirements, user protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act in the U.S. and similar laws in other jurisdictions. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of Internet communications heightens the risk that governments will seek to regulate VoIP and Internet communications, and Skype has received an increasing number of inquiries from regulators about its products and services. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of VoIP. In the United States, various state legislatures and regulatory agencies are beginning to impose their own requirements and taxes on VoIP. Some countries have prohibited Skype. In many countries in which Skype products are available, the laws that may relate to its offerings are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which Skype is used. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations. In addition, increased regulatory requirements on VoIP would increase Skype’s costs, and, as a result, our business would suffer.

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

Skype licenses technology underlying certain key components of its software from third parties it does not control, including the technology underlying its peer-to-peer architecture and firewall traversal technology and the video compression/decompression used to provide high video quality. Although Skype has contracts in place with its third-party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, existing licenses could result in a decrease in service quality or loss of service until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated. While we believe Skype generally has the ability to either extend these licenses on commercially reasonable terms or identify and obtain or develop suitable alternatives, the costs associated with licensing or developing such alternatives could be high and the technical challenge of assuring “backward compatibility” with older versions of Skype’s technology may be difficult to overcome. Any failure to maintain these licenses on commercially reasonable terms or to license or develop alternative technologies would harm Skype’s business. Skype and one of its licensors are currently attempting to resolve a dispute concerning certain key licensed technology. The parties previously entered into a “standstill agreement” to allow further time to resolve the dispute without the possibility of immediate litigation. While Skype is continuing to attempt to resolve the matter, in February 2009, Skype terminated this standstill agreement, and either party may commence a lawsuit against the other party beginning in March 2009. Although Skype is confident of its legal position, as with any litigation, there is the possibility of an adverse result if the matter is not resolved through negotiation. In such event, continued operation of Skype’s business as currently conducted would likely not be possible.

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

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. In November 2006, the New England Patriots filed suit against StubHub alleging that StubHub’s resale activities violate Massachusetts’ ticket resale laws and constitute intentional interference with the team’s relationship with its season ticket holders. Suits alleging a variety of causes of actions have in the past, and may in the future, be filed against StubHub by venue owners, competitors, ticket buyers and unsuccessful ticket buyers. Such litigation could result in damage awards, could require us to change our business practices in ways that may be harmful to our business, or could otherwise negatively affect our tickets business. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our site and has adversely affected revenue and profits. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which is owned by TicketMaster) and RazorGator. In addition, ticketing service companies and event organizers have recently begun to issue event tickets through paperless (electronic) ticketing systems that include restrictions on the transferability of such event tickets. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business could be harmed.

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

In the fourth quarter of 2008, we undertook a plan to reduce our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall businesses. These changes have resulted in the recording of related accounting charges and could harm employee morale and productivity and be disruptive to our business.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the credit card and bank clearing networks. Similarly, Bill Me Later relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial, regulatory, or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, and thereby harm our business. Price increases by companies that provide services to our users could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. For example, we believe recent changes in postal rates may have reduced listing volume on our sites in certain categories. Any security breach at one of these companies could also adversely affect our customers and harm our business.

In addition, we have outsourced certain functions to third-party outside providers, including customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our business, reputation and operating results. Although we generally have been able to renew or extend the terms of contractual arrangements with third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future, and there can be no assurance that third parties who provide services directly to our users will continue to do so at reasonable rates or at all. In addition, the current recession in the U.S. and a worldwide economic slowdown may impact the ability of our outside service providers to fulfill their obligations to us or our users.

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

Because it is providing a financial service and operating in a more regulated environment, PayPal, unlike eBay, must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses and prevent money laundering, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, and its operating margins may decrease. In addition, negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands as a whole.

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

A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Google Base, Microsoft Live Expo, and Oodle.com. Our classifieds websites, including Kijiji, Marktplaats, mobile.de, and Gumtree, offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which it operates, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.

In 2005, we acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google’s Product Search, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Recent legal developments may affect the utility of shopping comparison sites if manufacturers begin requiring more uniformity in product pricing. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our websites. For example, category-specific competitors to offerings in our

‘Collectibles’ category include, among others, Artfact, Beckett, Bonhams & Butterfields, Bowers and Morena, Christie’s, Collectiblestoday.com, Collectors Universe, etsy, Franklin Mint, Go Collect, Heritage, Littletoncoin, Mastronet, Replacements.com, Ruby Lane, Shop At Home, Sotheby’s, Tias, U.S. Mint, U.S. Postal Service, antique and collectible dealers, antique and collectible fairs, auction houses, estate sales, flea markets and swap meets, independent coin and stamp dealers, and specialty retailers.

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as Quelle and Otto in Germany, Leboncoin. fr and Price Minister in France, Tradus (recently acquired by Naspers) in Poland, Yahoo-Kimo in Taiwan, Lotte and Gmarket in South Korea, Trading Post, OZtion and Aussie Bidder in Australia, and Amazon in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

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

Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors. In addition, certain offline competitors may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay, or may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. The adoption by manufacturers or government authorities of policies or regulations discouraging the sales of goods or services over the Internet could force eBay users to stop selling certain products on our websites. Increased competition or anti- Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brand. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among a number of our sellers, and which could harm our profitability.

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

In several jurisdictions, we have taken actions designed to improve the safety of transactions on our websites. Beginning in June 2008, we have required users in the UK to offer PayPal as a payment alternative on most transactions on our localized UK website, and since October 2008, we require sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, and/or ProPay) and no longer allow any forms of paper payment, including checks and money orders, to be used in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. We currently face inquiries from government regulators in various jurisdictions related to such actions. For example, the Reserve Bank of Australia is currently reviewing our policy requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding them from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

PayPal

The markets for PayPal’s product are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks starting to allow Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards, and bill pay networks. PayPal competes with existing online and offline payment methods, including, among others:

•	credit card merchant processors that offer their services to online merchants, including American Express, Cardservice International, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource and Authorize.net (which has merged with CyberSource);

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree;

•	processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, eBillMe, Revolution Money and TeleCheck, a subsidiary of First Data, or to pay on credit;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, TextPayMe (a subsidiary of Amazon), Crandy, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon’s base of online customers on the merchant’s own website; and;

•	Google Checkout, which enables the online payment of merchants using credit cards.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to lesser licensing, anti-money laundering, and other regulatory requirements than PayPal, which is subject to additional regulations based on its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout provided free payment processing through February 1, 2008, and currently offers free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.

Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, Royal Bank of Scotland’s World Pay and ClickandBuy in the EU, NOCHEX, Moneybookers, NETeller and FirePay in the United Kingdom, CertaPay and HyperWallet in Canada, Paymate and BPay in Australia, Alipay, YeePay and 99 Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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

Skype

The market for Skype’s products is also intensely competitive and characterized by rapid technological change. We expect Skype’s various communications competitors, including, for example, the providers of online communications products and telecommunications operators, to continue to improve the performance of their current products and introduce new products, software, services and technologies. Many telecommunications firms offer “bundled” services, where a group of services that may include cable or satellite television, internet services (e.g., cable modem or DSL), and telecommunications are offered for a single monthly price. If Skype’s competitors successfully introduce new products, offer “bundled” services or enhance their existing products, this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company.

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

Our failure to cost-effectively manage certain aspects of our business could harm us.

We have expanded our headcount, facilities, and infrastructure in the U.S. and internationally, and anticipate that further expansion in certain areas will be required as we continue to expand into new lines of business and geographic areas. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•	Website Usability. User activity rates on our websites depend in part on the quality of our users’ experiences on those sites. The rapid growth in the number and complexity of products and features on our sites has occasionally caused users to become confused or overwhelmed or has otherwise impaired users’ experiences on those sites. We are in the process of making numerous improvements to our eBay websites, including an attempt to improve the user experience on those websites. These attempts at improvement could fail, or could decrease activity among users who had grown used to or preferred the existing experience on our sites. Any impairment of customer satisfaction as a result of site usability issues could lead to a loss of customers or impair our ability to add customers, either of which would harm our business.

•	Website Stability. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible Application Programming Interface, or API, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

•	Customer Account Billing. Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on any of our websites would harm our business and our ability to collect revenue.

•	Customer Support. We seek to become more efficient in providing our customer support operations. We intend to provide an increased level of support (including an increasing amount of telephone support) in a cost-effective manner. If we are unable to provide customer support in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, our costs may increase and our operating margins may decrease.

We must continue to effectively hire, train, and manage new employees. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures, and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. Any capital investments that we may make will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by expense reductions in the short term.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our tax structure. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have take reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient in the event that any taxing authority is successful in asserting tax positions that are contrary to our positions.

We depend on the continued growth of online commerce and communications.

The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. In countries such as the U.S., Germany and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means to our offerings, such as the retailer’s own website. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

Our business depends on the development and maintenance of the Internet infrastructure.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services.

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

We own and lease various properties in the United States and 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. As of December 31, 2008, our owned and leased properties provided us with aggregate square footage of approximately 1.7 million and 2.3 million, respectively. Our corporate headquarters of approximately 0.2 million square feet are located in San Jose, California. As of December 31, 2008, the total square footage generally used by each of our Marketplaces, Payments and Communications segments was approximately 2.1 million, 1.6 million and 0.1 million, respectively.

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

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference hearing. The claim construction hearing is set for March 2009 and the trial date is not yet set. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The class certification motion is scheduled for June 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. This judgment was affirmed by the Court of Appeals for the Federal Circuit in December 2008.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The defendants have moved to transfer venue and the parties are conducting discovery. Fact discovery cutoff is scheduled for July 2009, the claim construction hearing is scheduled for April 2009 and trial is scheduled for October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 141,000 users have sued IAC over this breach in several lawsuits in Korean courts and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. A consumer agency recently made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $35-70) to consumers who had complained to it as a result of such breach. IAC intends to vigorously defend itself in this lawsuit.

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

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2008.

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

	High	Low

Year Ended December 31, 2007
First Quarter	$34.35	$28.60
Second Quarter	35.41	30.41
Third Quarter	39.54	31.87
Fourth Quarter	40.73	30.94
Year Ended December 31, 2008
First Quarter	$33.53	$25.10
Second Quarter	33.47	26.89
Third Quarter	29.13	19.95
Fourth Quarter	22.23	10.91

As of February 11, 2009, there were approximately 4,800 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2003 in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P North American Technology Internet Index (the successor to the GSTI Internet Index). We were added to the S&P 500 Index on July 19, 2002. The S&P North American Technology Internet Index is a modified-capitalization weighted index representing the Internet industry, including Internet software and services and Internet retail companies. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended December 31, 2008 was as follows:

				Total Number of	Maximum Dollar
	Total Number		Average Price	Shares Purchased as	Value that May Yet
	of Shares		Paid	Part of Publicly	be Purchased Under
Period	Purchased		per Share	Announced Programs	the Programs(1)

October 1, 2008-October 31, 2008	—		$—	—	$656,500,143
November 1, 2008-November 30, 2008	—		$—	—	$656,500,143
December 1, 2008-December 31, 2008	11,438	(2)	$—	—	$656,500,143

	11,438			—

(1)	In July 2006, our Board authorized a stock repurchase program for up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized the expansion of this stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. In January 2008, our Board approved an additional stock repurchase program for $2.0 billion having no expiration date, giving us the ability to repurchase up to $2.85 billion of the common stock under our combined stock repurchase programs. Under these programs, as of December 31, 2008, we had repurchased in the aggregate approximately 179.7 million shares of our common stock at an average price of $29.74 per share. As of December 31, 2008, $656.5 million remained available for further purchases under our stock repurchase program.

(2)	Represents shares of stock withheld from employees to satisfy tax obligations.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial and supplemental operating data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended, and as of, December 31, 2004, 2005, 2006, 2007 and 2008 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2004	2005	2006(2)	2007(2)	2008(2)
	(in thousands, except per share amounts)

Consolidated Statement of Income Data(1):
Net revenues	$3,271,309	$4,552,401	$5,969,741	$7,672,329	$8,541,261
Cost of net revenues	614,415	818,104	1,256,792	1,762,972	2,228,069

Gross profit	2,656,894	3,734,297	4,712,949	5,909,357	6,313,192

Operating expenses:
Sales and marketing	798,555	1,143,580	1,587,133	1,882,810	1,881,551
Product development	240,647	328,191	494,695	619,727	725,600
General and administrative	335,076	479,418	744,363	904,681	998,871
Provision for transaction and loan losses	157,447	212,460	266,724	293,917	347,453
Amortization of acquired intangible assets	65,927	128,941	197,078	204,104	234,916
Restructuring(3)	—	—	—	—	49,119
Impairment of goodwill(4)	—	—	—	1,390,938	—

Total operating expenses	1,597,652	2,292,590	3,289,993	5,296,177	4,237,510

Income from operations	1,059,242	1,441,707	1,422,956	613,180	2,075,682
Interest and other income, net	71,745	111,099	130,017	154,271	115,919
Interest expense	(8,879)	(3,478)	(5,916)	(16,600)	(8,037)

Income before income taxes	1,122,108	1,549,328	1,547,057	750,851	2,183,564
Provision for income taxes	(343,885)	(467,285)	(421,418)	(402,600)	(404,090)

Net income	$778,223	$1,082,043	$1,125,639	$348,251	$1,779,474

Net income per share:
Basic	$0.59	$0.79	$0.80	$0.26	$1.37

Diluted	$0.57	$0.78	$0.79	$0.25	$1.36

Weighted average shares:
Basic	1,319,458	1,361,708	1,399,251	1,358,797	1,303,454

Diluted	1,367,720	1,393,875	1,425,472	1,376,174	1,312,608

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,330,045	$1,313,580	$2,662,792	$4,221,191	$3,188,928
Short-term investments	837,409	804,352	554,841	676,264	163,734
Long-term investments	1,266,289	825,667	277,853	138,237	106,178
Working capital(5)	1,826,279	1,698,302	2,452,191	4,022,926	2,581,503
Total assets	7,991,051	11,788,986	13,494,011	15,366,037	15,592,439
Short-term obligations	124,272	—	—	—	—
Borrowings under credit agreement (short-term)	—	—	—	200,000	1,000,000
Total stockholders’ equity	6,728,341	10,047,981	10,904,632	11,704,602	11,083,858

(1)	These results include acquired company results of operations beginning on the date of acquisition. For a summary of recent significant acquisitions, see “Note 3 — Business Combination, Goodwill and Intangible Assets” to the consolidated financial statements included in this report. Certain prior year amounts have been reclassified to conform to the current year’s presentation. For further details regarding reclassified amounts see “Note 1 — The Company and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

(2)	Consolidated Statement of Income for the years ended December 31, 2006, 2007 and 2008 includes stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) of $317.4 million, $301.8 million and $353.2, respectively. Because we implemented FAS 123(R) as of January 1, 2006, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 15 — Benefit Plans” to the consolidated financial statements included in this report.

(3)	Consolidated Statement of Income for the year ended December 31, 2008 includes restructuring charges of $49.1 million. See “Note 9 — Restructuring” to the consolidated financial statements included in this report.

(4)	Consolidated Statement of Income for the year ended December 31, 2007 includes a goodwill impairment charge of $1.4 billion. See “Note 3 — Business Combination, Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

(5)	Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors,” of this Annual Report on Form 10-K as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report.

Overview

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our payments segment is comprised of our online payment solutions — PayPal (which enables individuals and businesses to securely, easily and quickly send and receive payments online in approximately 190 markets worldwide) and Bill Me Later (which we acquired in November 2008 and which enables online U.S. merchants to offer, and U.S. consumers to obtain, transactional credit at the point of sale). Our Communications segment, which consists of Skype, enables VoIP calls between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones.

Overall, 2008 revenue increased 11% to $8.5 billion, diluted earnings per share increased from $0.25 to $1.36 and operating cash flow increased 9% to $2.9 billion. PayPal, Classifieds, Advertising (in particular text and graphical advertising) and Skype were the key drivers of growth, with these businesses achieving a revenue growth rate of 25%, 57%, 40% and 44%, respectively. We also achieved an operating margin of 24%, with segment margins flat or better across all three of our business segments despite the deteriorating global economic environment in the latter half of 2008. However, we experienced declining revenue growth rates in total and on a segment basis.

During 2008, two of our key priorities were to reaccelerate the gross merchandise volume (GMV) growth in our Marketplaces core business and to grow our Payments business off the eBay platform (PayPal’s merchant services business). In order to reaccelerate growth in GMV, we focused our actions in 2008 on improving eBay’s Marketplaces by:

•	Expanding selection;

•	Improving our trust and safety; and

•	Making it easier to find great values.

We will continue to focus on evolving a large and complex marketplace to reaccelerate growth in our core business.

We also made it a priority to expand the presence of PayPal beyond the eBay.com platform to better diversify our revenue sources and reduce our dependence on the eBay.com platform. During the second half of 2008, net total payment volume generated by PayPal’s merchant services business exceeded volume on the eBay.com platform. PayPal’s merchant services business grew 45% in 2008 as we expanded adoption of PayPal across the Internet. Our acquisition of Bill Me Later in November 2008 is expected to enhance our leadership position in online payment solutions.

Over the last three years, we have expanded our global footprint with approximately 54% of revenues now coming from outside the U.S. and diversified our revenue stream with approximately 45% of revenues now coming from non-Marketplaces transaction revenues.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include GMV, number of sold items, net total payment volume, Merchant Services net total payment volume, SkypeOut Minutes, free cash flow (operating cash flow less capital expenditures), and revenue, excluding acquisitions and foreign currency impact.

Outlook

The current uncertain economic environment and volatile foreign currency exchange rates make it difficult to identify trends likely to impact our financial results beyond the first quarter of 2009. We expect revenues and net income in the first quarter of 2009 to be lower than the first quarter of 2008 due primarily to the effect of an anticipated stronger U.S. dollar as well as the negative impact of the economic environment on consumer spending and the challenges associated with reaccelerating growth of GMV in our Marketplaces core business. Although the current economic environment makes it difficult to predict the impact on individual types of expenses, we expect that cost controls, including our previously-announced restructuring that impacts our employee related operating expenses, will partially offset the negative effects of an anticipated year-over-year decline in revenues and our expected investments in our higher growth businesses such as Payments, Classifieds and Communications. We also expect diluted earnings per share will be negatively impacted by lower interest rates and from dilution resulting from recent acquisitions.

Results of Operations

Net Revenues

Our net transaction revenues from our Marketplaces segment are derived primarily from listing and final value fees paid by sellers. For our Payments segment, net transaction revenues are generated primarily by fees paid by merchants for payment processing services. Our Communications segment net transaction revenues are generated primarily from fees charged to users to connect Skype’s VoIP product to traditional fixed-line and mobile telephones. These fees are charged on a per-minute basis or on a subscription basis and we refer to these minutes as SkypeOut minutes.

Our marketing services and other revenue are generated from all three of our business segments. Our marketing services are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, lead referral fees. Our other revenues are derived principally from interest earned from banks on certain PayPal customer account balances, interest and fees earned on the Bill Me Later loan portfolio and from contractual arrangements with third parties that provide services to all of our users.

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, Skype user’s Internet protocol address, online property that generates advertising, or other service provider, as the case may be, is located. Because we generate the majority of our revenue internationally, fluctuations in foreign currency exchange rates will impact our results of operations. Based on changes in foreign currency rates year over year, total net revenues for the year ended December 31, 2008 were positively impacted by foreign currency translation of approximately $190.9 million compared to the prior year. On a business segment basis, Marketplaces, Payments and Communications total net revenues for the year ended December 31, 2008 were positively impacted by foreign currency translation of approximately $158.8 million, $0.3 million and $31.8 million, respectively. Total net revenues for the year ended December 31, 2007 were positively impacted by foreign currency translation of approximately $276.0 million compared to the prior year. On a business segment basis, Marketplaces, Payments and Communications total net revenues for the year ended December 31, 2007 were positively impacted by foreign currency translation of approximately $222.4 million, $21.4 million and $32.2 million, respectively. Impact of foreign currency translation only includes changes between our functional currencies and our U.S. dollar reporting currency.

The following table sets forth, for the periods presented, the breakdown of net revenues by type, segment and geography. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

		Percent		Percent
	Year Ended	Change	Year Ended	Change	Year Ended
	December 31,	from	December 31,	from	December 31,
	2006	2006 to 2007	2007	2007 to 2008	2008
	(in thousands, except percent changes)

Net Revenues by Type(1):
Net transaction revenues
Marketplaces	$3,864,502	21%	$4,680,835	1%	$4,711,057
Payments	1,401,824	31%	1,838,539	26%	2,320,495
Communications	189,110	93%	364,564	44%	525,803

Total net transaction revenues	5,455,436	26%	6,883,938	10%	7,557,355
Marketing services and other revenues
Marketplaces	469,788	45%	683,056	28%	875,694
Payments	38,706	128%	88,077	(6)%	83,174
Communications	5,811	197%	17,258	45%	25,038

Total marketing services and other revenues	514,305	53%	788,391	25%	983,906

Total net revenues	$5,969,741	29%	$7,672,329	11%	$8,541,261

Net Revenues by Segment:
Marketplaces	$4,334,290	24%	$5,363,891	4%	$5,586,751
Payments	1,440,530	34%	1,926,616	25%	2,403,669
Communications	194,921	96%	381,822	44%	550,841

Total net revenues	$5,969,741	29%	$7,672,329	11%	$8,541,261

Net Revenues by Geography:
U.S.	$3,108,986	20%	$3,742,670	6%	$3,969,482
International	2,860,755	37%	3,929,659	16%	4,571,779

Total net revenues	$5,969,741	29%	$7,672,329	11%	$8,541,261

	Year Ended December 31,
	2006	2007	2008
	(in millions)

Supplemental Operating Data:
Marketplaces Segment:
Gross merchandise volume(2)	$52,474	$59,353	$59,650
Payments Segment:
Net total payment volume(3)	$35,800	$47,470	$60,146
Communications Segment:
Registered Users(4)	171.2	276.3	405.3
SkypeOut Minutes(5)	4,095	5,650	8,374

(1)	Beginning with the first quarter of 2008, we reclassified revenue generated primarily from our Marketplaces non-GMV based businesses (which include Shopping.com, Rent.com and our classified websites) from “Net

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

(2)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(3)	Total dollar volume of payments, net of payment reversals, successfully completed through our payments network or on Bill Me Later accounts during the period, excluding the payment gateway business.

(4)	Cumulative number of unique user accounts, which includes users who may have registered via non-Skype based websites, as of the end of the period. Users may register more than once and, as a result, may have more than one account.

(5)	Cumulative number of minutes that Skype users were connected with Skype’s VoIP product to traditional fixed-line and mobile telephones.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except percentages)

2006
Net revenues	$1,390,419	$1,410,784	$1,448,637	$1,719,901
Current quarter vs prior quarter	5%	1%	3%	19%
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Current quarter vs prior quarter	3%	4%	3%	15%
2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Current quarter vs prior quarter	1%	0%	(4)%	(4)%

We expect transaction activity patterns on our websites to mirror general consumer buying patterns and, as such, our fourth quarter has historically been our strongest quarter of sequential revenue growth. However, this was not the case in 2008 due to the impact of the global economic environment and strengthening U.S. dollar, which impacted the fourth quarter in particular.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $30.2 million, or 1%, in 2008 compared to 2007, which is consistent with our 0.5% increase in GMV over the same period. GMV generated by our largest category, vehicles, declined 9%. Excluding vehicles, GMV would have increased 3% due primarily to an increase in our second largest category, consumer electronics. Although we achieved growth in the number of sold items on our eBay Marketplaces trading platforms, the average selling price declined primarily as a result of consumer buying patterns in a weakening global economic environment. Expenditures for buyer incentive programs, which are generally recorded as a reduction in revenue, reduced revenue growth by approximately 4% in 2008. In addition, pricing discounts and changes had a negative impact on revenue growth.

Marketplaces net transaction revenues increased $816.3 million, or 21%, in 2007 compared to 2006 due primarily to a 13% increase in GMV during 2007 compared to 2006, and a shift to higher revenue generating categories. GMV growth in 2007 occurred across all major categories, with the vehicles, consumer electronics, home and garden, clothing and accessories and tickets having the most significant positive dollar impact when compared to 2006.

Marketplaces net transaction revenues earned internationally were $2.5 billion in 2008 and 2007 and $2.0 billion in 2006, representing 54%, 53% and 51% of total Marketplaces net transaction revenues, respectively.

Payments Net Transaction Revenues

Payments net transaction revenues increased $482.0 million, or 26%, in 2008, compared to 2007, which is consistent with our year-over-year increase in net total payment volume (TPV) of 27%. Payments net transaction revenues increased due primarily to growth in our Merchant Services business and the increase in PayPal’s penetration of eBay Marketplaces GMV. Our Merchant Services net TPV experienced 49% year-over-year growth in 2008 and represented 49% of PayPal’s net TPV in 2008. The increase in our Merchant Services business resulted from more online merchants, both domestically and internationally, adding PayPal as a payment option.

Payments net transaction revenues increased $436.7 million, or 31%, in 2007 compared to 2006, which is consistent with our year-over-year increase in net TPV of 33%. Payments net transaction revenues due primarily to growth in our Merchant Services business and the increase in PayPal’s penetration of eBay Marketplaces GMV. Our Merchant Services net TPV experienced 59% year-over-year growth in 2007 and represented 42% of PayPal’s net TPV in 2007. The increase in Merchant Services business resulted from more online merchants, both domestically and internationally, adding PayPal as a payment option.

Payments net transaction revenues earned internationally totaled $1.0 billion in 2008, $0.8 billion in 2007, and $0.5 billion in 2006, representing 44%, 42% and 38% of total Payments net transaction revenues, respectively. International growth in our Payments segment continues to benefit from the expansion of our geographical footprint, the increase in the number of currencies supported by PayPal and the increase in cross-border payments, which generate larger fees.

Communications Net Transaction Revenues

Communications net transaction revenues increased $161.2 million, or 44%, in 2008 compared to 2007. The increase in net transaction revenues was due primarily to our year-over-year increase in SkypeOut minutes of 2.7 billion. The increase in SkypeOut minutes was due primarily to the growth in the cumulative number of Skype registered users to 405.3 million at December 31, 2008 from 276.3 million at December 31, 2007. The growth in Skype registered users was primarily due to its marketing activities and strategic partnership initiatives.

Communications net transaction revenues increased $175.5 million, or 93%, in 2007 compared to 2006. The increase in net transaction revenues was due primarily to our year-over-year increase in SkypeOut minutes of 1.6 billion. The increase in SkypeOut minutes was due primarily to the growth in the cumulative number of Skype registered users to 276.3 million at December 31, 2007 from 171.2 million at December 31, 2006.

Net transaction revenues from Communications earned internationally totaled $0.4 billion in 2008, $0.3 billion in 2007 and $0.2 billion in 2006, representing 83%, 84% and 86% of total Communications net transaction revenues, respectively. Skype revenue is primarily generated in Europe.

Marketing Services and Other Revenues

Marketing services and other revenues increased $195.5 million, or 25%, in 2008 compared to 2007 and represented 12% of total net revenues in 2008 compared to 10% of total net revenues in 2007. Marketing services and other revenues growth was due primarily to an increase in text and graphical advertising revenue and an increase in classifieds revenue, partially offset by a decline in Shopping.com revenue due to the impact of rule changes made by third-party search engines that adversely affected click-through traffic to retailers from our Shopping.com website and reduced associated fees. Additionally, a decline in interest rates reduced interest earned from banks on certain U.S. PayPal customer account balances and negatively impacted revenue growth in 2008. The decrease in interest earned on certain U.S. PayPal customer account balances was partially offset by interest income from our Bill Me Later loan portfolio.

Marketing services and other revenues increased $274.1 million, or 53%, in 2007 compared to 2006 and represented 10% of total net revenues compared to 9% of total net revenues in 2006. Marketing services and other revenue growth in 2007 was due primarily to an increase in text and graphical advertising revenue, classifieds revenue, Shopping.com revenue and interest earned from banks on certain U.S. PayPal customer accounts. Prior to the fourth quarter of 2006, these certain U.S. PayPal customer account balances were maintained in non-interest bearing accounts.

Summary of Cost of Net Revenues, Operating Expenses, Non-Operating Items and Provision for Income Taxes

In 2008, we reclassified certain operating expenses related to the provision for transaction losses, customer protection programs and bad debt expense from “Sales and Marketing” and “General and Administrative” expenses to “Provision for Transaction and Loan Losses.” Prior period amounts have been reclassified to conform to the current presentation. Consolidated operating expenses, as well as segment direct costs, are unchanged.

The following table summarizes changes in cost of net revenues, operating expenses, non-operating items and provision for income taxes:

				Change from		Change from
	Year Ended December 31,			2006 to 2007		2007 to 2008
	2006	2007	2008	in Dollars	in %	in Dollars	in %
	(in thousands, except percentages)

Cost of net revenues	$1,256,792	$1,762,972	$2,228,069	$506,180	40%	$465,097	26%
Sales and marketing	1,587,133	1,882,810	1,881,551	295,677	19%	(1,259)	(0)%
Product development	494,695	619,727	725,600	125,032	25%	105,873	17%
General and administrative	744,363	904,681	998,871	160,318	22%	94,190	10%
Provision for transaction and loan losses	266,724	293,917	347,453	27,193	10%	53,536	18%
Amortization of acquired intangible assets	197,078	204,104	234,916	7,026	4%	30,812	15%
Restructuring	—	—	49,119	—	—	49,119	100%
Impairment of goodwill	—	1,390,938	—	1,390,938	100%	(1,390,938)	(100)%
Interest and other income, net	130,017	154,271	115,919	24,254	19%	(38,352)	(25)%
Interest expense	5,916	16,600	8,037	10,684	181%	(8,563)	(52)%
Provision for income taxes	421,418	402,600	404,090	(18,818)	(4)%	1,490	0%

Cost of Net Revenues

	2006	2007	2008
	(in thousands, except percentages)

Cost of net revenues	$1,256,792	$1,762,972	$2,228,069
As a percentage of net revenues	21.1%	23.0%	26.1%

Cost of net revenues consists primarily of costs associated with payment processing, customer support and site operations and Skype telecommunications. Significant components of these costs include bank transaction fees, credit card interchange fees, assessments, Bill Me Later related interest charges, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

The increase in cost of net revenues of $465.1 million, or 26%, in 2008 compared to 2007 was due primarily to an increase in customer support and site operations costs, payment processing costs and Skype telecommunication costs. Aggregate customer support and site operations costs increased approximately $205.7 million, or 28%, due primarily to the development and expansion of our customer support and site operations infrastructure to support our growth in transaction volume as demonstrated through the increase in net TPV. Payment processing costs increased approximately $165.2 million, or 24%, due primarily to the 27% increase in net TPV and an increase in the proportion of customer transactions funded with credit cards, which have higher associated processing costs, offset by a more favorable geographic mix and lower per transaction costs. Skype telecommunications costs increased by $62.9 million, or 28%, due to the increase of SkypeOut minutes. Cost of net revenues increased as a percentage of net revenues primarily as a result of the growth of our lower gross margin businesses, particularly PayPal and Skype.

The increase in cost of net revenues of $506.2 million, or 40%, in 2007 compared to 2006 was due primarily to an increase in payment processing costs, customer support and site operations costs and Skype telecommunications costs. Payment processing costs increased approximately $200.1 million, or 40%, due primarily to the 33% increase in PayPal’s net TPV, an increase in the proportion of customer transactions funded with credit cards, which have higher associated processing costs, and increased Marketplaces transaction activity. Aggregate customer support and site operations costs increased approximately $153.1 million, or 26%, due to the development and expansion of our customer support and site operations infrastructure to support our growth in transaction volume as demonstrated through the increases in both GMV and net TPV. Skype telecommunications costs increased by $86.2 million, or 64%, due to the increase of SkypeOut minutes. Cost of net revenues increased as a percentage of net revenues primarily as a result of the growth of our lower gross margin businesses, particularly PayPal and Skype.

Sales and Marketing

	2006	2007	2008
	(in thousands, except percentages)

Sales and marketing	$1,587,133	$1,882,810	$1,881,551
As a percentage of net revenues	26.6%	24.5%	22.0%

Sales and marketing expenses consist primarily of advertising costs, marketing programs and employee compensation for sales and marketing staff.

Sales and marketing expenses decreased $1.3 million in 2008 compared to 2007 as we increased the use of buyer and seller incentive programs (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense) as opposed to online and offline marketing programs as we shifted our marketing focus from customer acquisition to customer retention. Marketing and advertising program costs decreased approximately $100.4 million partially offset by an $87.7 million increase in employee-related costs due to a net increase in staffing. Our marketing expenses are largely variable, based on growth in revenue and changes in advertising rates. Sales and marketing expense as a percentage of net revenues decreased from 2007, due to more efficient spending within our Marketplaces segment as we shifted the focus of our marketing programs, as well as the growth of our Payments and Communications segments, each of which has a lower relative sales and marketing expenses than our Marketplaces segment.

Sales and marketing expenses increased $295.7 million, or 19%, in 2007 compared to 2006, due to our continued investment in retaining and growing our active user base. We direct customers to our websites primarily through a number of online marketing channels such as sponsored search, portal advertising, email campaigns and other initiatives. Growth in advertising and marketing costs, as well as employee-related costs, comprised the majority of the increases. Combined advertising and marketing costs increased $222.5 million due to an increase in global television and online marketing campaigns. Employee-related costs and the use of contractors increased by $48.7 million as we continued to expand our domestic and international operations. Sales and marketing expense as a percentage of net revenues decreased from 2006, due to more efficient spending within our Marketplaces segment as we continued to refine our marketing programs and to the growth of our Payments and Communications segments, each of which has lower relative sales and marketing expenses than our Marketplaces segment.

Product Development

	2006	2007	2008
	(in thousands, except percentages)

Product development	$494,695	$619,727	$725,600
As a percentage of net revenues	8.3%	8.1%	8.5%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. These capitalized costs totaled $112.7 million in 2008, $110.6 million in 2007 and $67.9 million in 2006, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $105.9 million, or 17%, in 2008 compared to 2007 due primarily to an increase in staffing, consultant costs, facility costs and equipment related costs to support several platform development initiatives to enhance the user experience and expand our existing product offerings primarily across our Marketplaces and Payments segments. Product development expenses as a percentage of net revenues increased slightly from 2007 as we added capacity at a faster rate than we generated revenue.

Product development expenses increased $125.0 million, or 25%, in 2007 compared to 2006 due primarily to an increase in staffing, consultant costs, facility costs and equipment related costs to support several platform development initiatives to enhance the user experience and expand our existing product offerings primarily across our Marketplaces and Payments segments. Product development expenses as a percentage of net revenues decreased slightly from 2006 as we continued to add capacity at a slower rate than we generated revenue.

General and Administrative

	2006	2007	2008
	(in thousands, except percentages)

General and administrative	$744,363	$904,681	$998,871
As a percentage of net revenues	12.5%	11.8%	11.7%

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, insurance and professional fees.

General and administrative expenses increased $94.2 million, or 10%, in 2008 compared to 2007 due primarily to an increase in professional services, employee-related costs and facilities costs. Professional services costs increased $54.5 million due primarily to legal related costs incurred in connection with various ongoing litigation that can fluctuate from period to period. Employee-related costs and facilities costs increased by approximately $40.2 million due to a net increase in headcount. General and administrative expenses as a percentage of net revenue decreased slightly from 2007 due to our continued leverage of our existing infrastructure.

General and administrative expenses increased $160.3 million, or 22%, in 2007 compared to 2006 due primarily to an increase in employee-related costs, facilities costs, and professional services. Employee-related costs and facilities costs increased by approximately $111.6 million due primarily to an increase in headcount. Professional services costs increased $35.7 million. General and administrative expenses as a percentage of net revenue decreased from 2006 due to our continued leverage of our existing infrastructure.

Provision for Transaction and Loan Losses

	2006	2007	2008
	(in thousands, except percentages)

Provision for transaction and loan losses	$266,724	$293,917	$347,453
As a percentage of net revenues	4.5%	3.8%	4.1%

Provision for transaction and loan losses primarily consists of bad debt expense associated with our accounts receivable balance, loan reserves associated with our principal loan receivable balance, PayPal transaction loss expense, as well our losses resulting from our customer protection programs.

Provision for transaction and loan losses increased $53.5 million, or 18%, in 2008 compared to 2007 due primarily to an increase in transaction loss expense and an increase in bad debt expense. PayPal transaction loss expense increased by approximately $32.2 million because of the increase in net TPV. Bad debt expense increased approximately $22.1 million due to increased revenues and an increase in our bad debt reserve rate due to the global economic environment.

Provision for transaction and loan losses increased $27.2 million, or 10%, in 2007 compared to 2006 due primarily to an increase in transaction loss expense, losses from our consumer protection programs and bad debt expense. PayPal’s transaction loss rate, which is the transaction loss expense as a percentage of PayPal’s net TPV, decreased to 0.29% during 2007 compared to 0.35% during 2006 as we continued to refine our fraud prevention tools; however, transaction loss expense still increased by approximately $12.8 million because of the increase in net TPV. Losses from our customer protection programs and bad debt expense increased $14.4 million due to increased revenues and a lower bad debt reserve rate.

Amortization of Acquired Intangible Assets

	2006	2007	2008
	(in thousands, except percentages)

Amortization of acquired intangible assets	$197,078	$204,104	$234,916
As a percentage of net revenues	3.3%	2.7%	2.8%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses to accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in ecommerce, online payments and online communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in the amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired amortizable intangibles during 2008 and 2007 compared to prior years is due to the business acquisitions consummated during 2008, 2007 and 2006. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Restructuring

In October 2008, we implemented a strategic reduction of our existing global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses. The majority of the costs will impact our Marketplaces business in the U.S. As a result of this initiative, we estimate that we will incur aggregate costs of approximately $65.0-70.0 million. During the year ended December 31, 2008, total restructuring charges amounted to $49.1 million, less than our original 2008 estimate of $60.0 million to 70.0 million, as disclosed on our Current Report on Form 8-K filed with the SEC on October 6, 2008. The restructuring activities are expected to be substantially complete by the end of the first quarter of 2009. Once completed, the restructuring activities are expected to result in an annual cost savings of approximately $150.0 million. See “Note 9 — Restructuring” to the consolidated financial statements included in this report.

Impairment of Goodwill

During 2006, 2007 and 2008, we conducted our annual impairment test of goodwill as of August 31 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this test, no goodwill impairment charges were recorded during 2008 and 2006. However, in 2007, we recorded a $1.4 billion impairment of goodwill charge related to our Communications segment. Our estimates of future operating results for our Communications reporting unit are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of the Communications reporting unit. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Interest and Other Income, Net

	2006	2007	2008
	(in thousands, except percentages)

Interest and other income, net	$130,017	$154,271	$115,919
As a percentage of net revenues	2.2%	2.0%	1.4%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and investments as well as foreign currency exchange transaction gains and losses, our portion of unconsolidated joint venture and equity investment results and other miscellaneous transactions not related to our primary operations.

Interest and other income, net decreased $38.4 million, or 25%, in 2008 as compared to 2007 due primarily to lower cash, cash equivalents, and investments balances and lower interest rates, as well as losses from our portion of unconsolidated joint ventures and equity investments, offset by foreign currency exchange gains. The weighted-average interest rate of our cash and interest bearing investments portfolio decreased to 3.5% in 2008 from 4.2% in 2007.

Interest and other income, net increased $24.3 million, or 19%, in 2007 as compared to 2006 due primarily to higher cash, cash equivalents, and investments balances and higher interest rates, partially offset by losses from our portion of unconsolidated joint ventures and equity investments. The weighted-average interest rate of our cash and interest bearing investments portfolio increased to 4.2% in 2007 from 3.8% in 2006.

Interest Expense

	2006	2007	2008
	(in thousands, except percentages)

Interest expense	$5,916	$16,600	$8,037
As a percentage of net revenues	0.1%	0.2%	0.1%

Interest expense consists of interest charges on the amount drawn under our credit agreement and certain accrued contingencies. The decrease in interest expense during 2008 compared to the prior year is due primarily to less borrowing and lower interest rates. In addition, as a result of the acquisition of Bill Me Later, we include a portion of interest expense within cost of net revenues which represents our estimated cost of funds associated with Bill Me Later loan activity. The increase in interest expense in 2007 compared to 2006 was due primarily to more borrowing under our credit agreement.

Provision for Income Taxes

	2006	2007	2008
	(in thousands, except percentages)

Provision for income taxes	$421,418	$402,600	$404,090
As a percentage of net revenues	7.1%	5.2%	4.7%
Effective tax rate	27%	54%	19%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes, subsidiary losses and an impairment charge in 2007 for which we have not provided a benefit and other factors that impact the effective tax rate.

The lower effective tax rate in 2008 compared to 2007 was due to the goodwill impairment charge in 2007 with respect to our Communications reporting unit which is non-deductible for tax purposes, partially offset by a tax benefit from a ruling issued by a tax authority related to prior periods recognized in 2007. The higher effective tax rates in 2007 as compared to 2006 resulted primarily from the goodwill impairment charge in 2007.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2006	2007	2008
	(in thousands)

Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$2,247,791	$2,641,109	$2,881,995
Investing activities	228,853	(693,146)	(2,057,346)
Financing activities	(1,260,687)	(693,392)	(1,673,851)
Effect of exchange rates on cash and cash equivalents	133,255	303,828	(183,061)

Net increase (decrease) in cash and cash equivalents	$1,349,212	$1,558,399	$(1,032,263)

Operating Activities

We generated cash from operating activities in amounts greater than net income in 2006, 2007 and 2008, due primarily to non-cash charges to earnings and tax benefits from stock-based compensation. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. Non-cash charges in 2007 also included a $1.4 billion goodwill impairment charge (including the $530.3 million earn out settlement payment).

Cash paid for income taxes in 2006, 2007 and 2008 was $179.2 million, $363.0 million and $366.8 million, respectively.

Investing Activities

The net cash used in investing activities in 2008 and 2007 was due primarily to cash paid for acquisitions and the purchase of property and equipment, which was offset in 2007 by cash generated by the sale of investments. The net cash provided by investing activities in 2006 reflected the cash generated from the sale of investments offset by the purchase of property and equipment. Purchases of property and equipment, net totaled $565.9 million in 2008, $454.0 million in 2007, and $515.4 million in 2006, related primarily to purchases of computer equipment and software to support our site operations, customer support and international expansion. Cash expended for acquisitions, net of cash acquired, totaled approximately $1.4 billion in 2008, $863.6 million in 2007, and $45.5 million in 2006. In 2008, acquisition activity of $1.4 billion consisted primarily of the acquisition of Fraud Sciences, Den Blå Avis and BilBasen and Bill Me Later. In 2007, acquisition activity primarily consisted of a $530.3 million earn out settlement payment related to our 2005 Skype acquisition and our acquisition of StubHub. In 2006, we acquired Tradera.com.

Financing Activities

The net cash flows used in financing activities of $1.7 billion in 2008 were due primarily to the repurchase of approximately 80.6 million shares of our common stock for an aggregate purchase price of approximately $2.2 billion and the repayment of a bank obligation of $434.0 million assumed in the Bill Me Later acquisition, offset by the proceeds from stock option exercises totaling $135.1 million and $800.0 million of net proceeds from borrowings under our credit agreement. The net cash flows used in financing activities of $693.4 million in 2007 were due primarily to the repurchase of approximately 44.6 million shares of our common stock for an aggregate purchase price of approximately $1.5 billion, offset by the proceeds from stock option exercises totaling $507.0 million and $200.0 million of net proceeds from borrowings under our credit agreement. The net cash flows used in financing activities of $1.3 billion in 2006 were due primarily to the repurchase of approximately 54.5 million shares of our common stock for an aggregate purchase price of approximately $1.7 billion, offset by the proceeds from stock option exercises totaling $313.5 million. Prior to 2006, we had not repurchased our common stock under a stock repurchase program.

The negative effect of exchange rates on cash and cash equivalents during 2008 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro. The positive effect of exchange rates on cash and cash equivalents during 2007 and 2006 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro.

Stock Repurchases

In July 2006, our Board authorized the repurchase of up to $2.0 billion of our common stock within two years from the date of authorization. During 2006, we repurchased approximately 54.5 million shares of our common stock at an average price of $30.56 per share for an aggregate purchase price of $1.7 billion. In January 2007, our Board authorized, and we announced, an expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock over the next two years. During 2007, we repurchased approximately 44.6 million shares of our common stock at an average price of $33.42 per share for an aggregate purchase price of $1.5 billion under this stock repurchase program. In January 2008, our Board authorized, and we announced, another stock repurchase program of up to $2.0 billion of our common stock. During 2008, we repurchased approximately 80.6 million shares of our common stock at an average price of $27.15 per share for an aggregate purchase price of $2.2 billion, under these stock repurchase programs.

Our stock repurchase programs may be limited or terminated at any time without prior notice. Stock repurchases under these programs may be made through a variety of open market and privately negotiated transactions, including structured stock repurchase transactions or other derivative transactions, at times and in such amounts as management deems appropriate and will be funded from the company’s working capital or other financing alternatives. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash. The programs are intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Credit Agreement

In August 2007, we entered into an amendment to our 2006 credit agreement. The amendment agreement increased the lender commitments and borrowing capacity under the 2006 credit agreement from its prior level of $1.0 billion to $2.0 billion, maintained an option to increase borrowing capacity by an additional $1.0 billion (after giving effect to the $1.0 billion increase described above) and extended the maturity date by an additional year to November 7, 2012. Lehman Brothers Commercial Bank was a participating lender in our $2.0 billion credit agreement. As a result of the bankruptcy of its parent company, our available line of credit has been effectively reduced by its commitment of $160.0 million. As of December 31, 2008, $1.0 billion was outstanding and $840.0 million was available under the credit agreement.

Liquidity and Capital Resource Requirements

At December 31, 2008, we had cash and cash equivalents of $3.2 billion, compared to $4.2 billion at December 31, 2007. At December 31, 2008, we held balances in cash and cash equivalents outside the U.S. in certain of our foreign operations totaling approximately $2.8 billion. If these cash and cash equivalents were distributed to the U.S. we may be subject to additional U.S. taxes in certain circumstances. See “Note 16 — Income Taxes” to the consolidated financial statements included in this report. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

We believe that existing cash and cash equivalents of approximately $3.2 billion, together with cash expected to be generated from operations and cash available through our credit agreement, will be sufficient to fund our operating activities, capital expenditures, Bill Me Later loan portfolio, stock repurchases and other obligations for the foreseeable future.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following table summarizes our fixed contractual obligations and commitments (in thousands):

	Operating	Purchase
Payments Due By Year Ending December 31,	Leases	Obligations	Total

2009	$77,975	$486,139	$564,114
2010	63,190	136,772	199,962
2011	35,672	60,552	96,224
2012	22,834	45,111	67,945
2013	16,755	—	16,755
Thereafter	23,109	—	23,109

	$239,535	$728,574	$968,109

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

We have $1.0 billion outstanding under our credit agreement at December 31, 2008, which we have classified as a current liability. We may repay the amount outstanding under the line of credit within the next twelve months.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), the table does not include $754.0 million of such non-current liabilities recorded on our consolidated balance sheet as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash

Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2008, we had a total of $1.8 billion in cash withdrawals offsetting our $1.8 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Customer balances held as direct claims against us, primarily PayPal, are included on our consolidated balance sheet in funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers, and totaled approximately $1.1 billion as of December 31, 2008 and 2007. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that U.S. customers choose to invest in the PayPal Money Market Fund, which totaled approximately $1.9 billion and $1.8 billion as of December 31, 2008 and 2007, respectively. The PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

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

Provision for Transaction and Loan Losses

We are exposed to losses due to uncollectible receivable and loan accounts, credit card and other payment misuse, as well as non-performance of and loan losses from sellers who accept payment through PayPal. Provisions for these items represent our estimate of actual losses based on our historical experience, actuarial techniques, the age and delinquency rates of receivables, the credit quality of the relevant loan, as well as economic and regulatory conditions. The following table illustrates the provision as a percentage of net revenues for 2006, 2007 and 2008 (in thousands, except percentages):

	Year Ended December 31,
	2006	2007	2008

Net revenues	$5,969,741	$7,672,329	$8,541,261
Provision for transaction and loan losses	$266,724	$293,917	$347,453
Provision for transaction and loan losses as a % of net revenues	4.5%	3.8%	4.1%

Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. An aggregate 50 basis point deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $42.7 million resulting in an approximate $0.03 change in diluted earnings per share.

Legal Contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss, net of expected recoveries, and provided for such losses through charges to our consolidated statement of income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 11 — Commitments and Contingencies — Litigation and Other Legal Matters” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of all or any of our three businesses.

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences is reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2008, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income or against additional paid-in-capital in our consolidated balance sheet to the extent any tax benefits would have otherwise been allocated to equity.

Our U.S. businesses generate sufficient cash flow to fully fund their operating requirements, and we expect that profits earned outside the U.S. will be fully utilized to fund our continued international expansion. Accordingly, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2008, because such earnings are intended to be reinvested indefinitely. In the event that our future international expansion plans change and such amounts are not reinvested indefinitely, we would be subject to U.S. income taxes partially offset by foreign tax credits.

The following table illustrates our effective tax rates for 2006, 2007 and 2008 (in thousands, except percentages):

	Year Ended December 31,
	2006	2007	2008

Provision for income taxes	$421,418	$402,600	$404,090
As a % of income before income taxes	27%	54%	19%

We believe historically, these provisions have adequately provided for our actual income tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service, various state tax authorities and other various foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Based on our results for the year ended December 31, 2008, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $21.8 million, resulting in an approximate $0.02 change in diluted earnings per share.

We adopted the provisions of FIN 48 as of the beginning of 2007. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

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

Revenue Recognition

We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. We may enter into certain revenue transactions that involve multiple element arrangements (arrangements with more than one deliverable). We also may enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple arrangements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangement should be reported gross (as a principal) versus net (as an agent); (6) whether we receive a separately identifiable benefit from the purchase arrangements with our customer for which we can reasonably estimate fair value; and (7) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments on these assumptions and estimates could impact the timing or amount of revenue recognition.

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

At December 31, 2008, our goodwill totaled $7.0 billion and our identifiable intangible assets totaled $736.1 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models, which increase the risk of differences between the projected and actual performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units, particularly our Communications reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this test we determined that no adjustment to the carrying value of goodwill for any reportable units was required. As a result our annual impairment test of goodwill as of August 31, 2007, we concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment loss of approximately $1.4 billion during the year ended December 31, 2007. The impairment charge includes the impact of the earn out settlement payment with certain former shareholders of Skype and was determined by comparing the carrying value of goodwill in our Communications reporting unit with the implied fair value of the goodwill. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” to the consolidated financial statements included in this report. There was no impairment of goodwill or identifiable intangible assets in 2006. As of December 31, 2008, we determined that no events or circumstances from August 31, 2008 through December 31, 2008 indicate that a further assessment was necessary.

Stock-Based Compensation

On January 1, 2006, we adopted FAS 123(R), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases and restricted stock awards over the service period for awards expected to vest. Stock-based compensation expense recognized for 2006, 2007 and 2008 was $317.4 million, $301.8 million and $353.3 million, respectively. See “Note 15 — Benefit Plans” to the consolidated financial statements included in this report.

We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts. The weighted-average grant-date fair value of stock options granted during 2006, 2007 and 2008 was $10.47, $10.60 and $7.46 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2007	2008

Risk-free interest rate	4.7%	4.5%	2.3%
Expected life	3.0 years	3.5 years	3.8 years
Dividend yield	0%	0%	0%
Expected volatility	36%	37%	34%

Our computation of expected volatility for 2006, 2007 and 2008 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating forfeitures, including employee class and historical experience.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141 (Revised 2007), “Business Combinations” (FAS 141(R)). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141(R) may have an impact on our consolidated financial statements. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (FAS 160). FAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 160 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of FAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, as of December 31, 2008, approximately 92% of our total cash and investment portfolio were held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. As of December 31, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Additionally, changes in interest rates will impact our interest sensitive credit agreement and accordingly, impact interest expense or cost of net revenues.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. At December 31, 2008, the total fair value of our marketable equity instruments was $133.3 million, which represented approximately 4% of our total cash and investment portfolio.

Investment Risk

As of December 31, 2008, our recorded cost basis and equity investments was $100.7 million. These investments relate primarily to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data.

Foreign Currency Exposures

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

International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, certain foreign operations use the local currency, which is primarily the Euro, and to a lesser extent, the British pound Australian dollars and Korean won, as their functional currency. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our primary foreign currency exposures are transaction, economic and translation:

Transaction Exposure

Around the world, we have various assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings. As of December 31, 2008, we had outstanding foreign exchange hedge contracts with notional values equivalent to approximately $132.4 million with maturity dates within 34 days. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in interest and other income, net included in our consolidated statement of income.

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risks. In addition, we charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. We purchase foreign exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows related primarily to forecasted revenue and intercompany transactions denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. Pursuant to Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), we expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/foreign currency exchange rate. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into the financial statements line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

During the year ended December 31, 2008 the realized gains on these hedges were $17.1 million. During the years ended December 31, 2007 and 2006, the realized gains and losses related to these hedges were not significant. The notional amount of our economic hedges designated for hedge accounting treatment was $428.9 million and $515.7 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, net of losses, our unrealized gains related to economic hedges recorded to accumulated other comprehensive income was $40.5 million. The loss, net of gains, recorded to accumulated other comprehensive income as of December 31, 2007 was not significant. We did not have any economic hedges in place as of December 31, 2006.

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

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The cumulative effect of foreign exchange rate fluctuations on our consolidated financial position at the end of December 31, 2008, was a net translation gain of approximately $788.2 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may adversely impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars in preparing our consolidated statement of income. The effect of foreign exchange rate fluctuations positively impacted our consolidated net revenues and operating income for the year ended December 31, 2008 by approximately $190.9 million and $130.6 million, respectively, compared to the prior year. Impact of foreign currency translation only includes changes between our functional currencies and our U.S. dollar reporting currency.

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with FAS No. 52 “Foreign Currency Translation” (FAS 52). Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using either exchange contracts or other instruments. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. During the year ended December 31, 2008, the realized gains related to these hedges was approximately $26.3 million.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the Euro, British pound, Australian dollar, and Korean won in which our revenues and profits are denominated would result in a decrease/increase to operating income of approximately $153.8 million. There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

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

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

2.01	Sale and Purchase Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule 1 thereto.		8-K	000-24821	9/15/2005
2.02	Earn Out Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
2.03+	Form of Option Assumption Agreement.		8-K	000-24821	10/18/2005
2.04+	Form of EMI Rollover Agreement.		8-K	000-24821	10/18/2005
2.05	Amendment No. 1 to Earn Out Agreement dated as of December 29, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		10-K	000-24821	2/24/2006
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005
3.02	Registrant’s Amended and Restated Bylaws.		8-K	000-24821	10/3/2008
4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02	Registration Rights Agreement dated as of September 11, 2005, by and among Registrant and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10.02+	Registrant’s 1996 Stock Option Plan, as amended.		S-1	333-59097	7/15/1998
10.03+	Registrant’s 1997 Stock Option Plan, as amended.		10-K	000-24821	2/28/2007
10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007
10.05+	Form of Stock Bonus Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.06+	Form of Stock Option Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.07+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007
10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007
10.09+	Registrant’s 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007
10.10+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.11+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.12+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007
10.13+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007
10.14+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.15+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007
10.16+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.17+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.18+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008
10.19+	Registrant’s 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008
10.20+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008
10.21+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005
10.22+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007
10.23+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998
10.24+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003
10.25+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998
10.26+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005
10.27+	Offer Letter to Elizabeth Axelrod dated December 7, 2004 and addendum thereto dated February 16, 2005.		8-K	000-24821	3/10/2005
10.28+	Offer Letter to Robert H. Swan dated February 10, 2006.		8-K	000-24821	2/21/2006
10.29+	Letter Agreement regarding supplemental relocation assistance dated July 12, 2006 to Robert H. Swan.		8-K	000-24821	7/13/2006
10.30+	Employment Letter Agreement between Margaret C. Whitman and Registrant.		10-Q/A	000-24821	4/24/2008
10.31+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant.		10-Q/A	000-24821	4/24/2008
10.32+	Employment Letter Agreement dated March 31, 2008, between Rajiv Dutta and Registrant.		10-Q/A	000-24821	4/24/2008

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.33+	Offer Letter to Alan C. Marks dated March 27, 2008.		10-Q	000-24821	7/24/2008
10.34+	Separation Agreement dated August 21, 2008 between Rajiv Dutta and Registrant.		10-Q	000-24821	10/23/2008
10.35+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008
10.36	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006
10.37	Amendment Agreement dated as of August 2, 2007, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		8-K	000-24821	8/3/2007
10.38	Second Amendment Agreement dated September 5, 2008, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		10-Q	000-24821	10/23/2008
10.39	Form of Earn Out Settlement Agreement dated as of September 28, 2007 among Registrant, Skype Luxembourg Holdings S.a.r.l., Skype Technologies S.A., Herho Holdings B.V. and each Earn Out Seller.		8-K	000-24821	10/1/2007
12.01	Statement regarding computation of ratio of earnings to fixed charges.	X
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement

(b)	See the Exhibits listed under Item 15(a)(3) above.

(c)	The financial statement schedules required by this item are listed under Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 19, 2009

eBay Inc.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2007	2008
	(in thousands, except
	par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$4,221,191	$3,188,928
Short-term investments	676,264	163,734
Accounts receivable, net	480,557	435,197
Loans receivable, net	—	570,071
Funds receivable and customer accounts	1,513,578	1,467,962
Other current assets	230,915	460,698

Total current assets	7,122,505	6,286,590
Long-term investments	138,237	106,178
Property and equipment, net	1,120,452	1,198,714
Goodwill	6,257,153	7,025,398
Intangible assets, net	596,038	736,134
Other assets	131,652	239,425

Total assets	$15,366,037	$15,592,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,613	$170,332
Funds payable and amounts due to customers	1,513,578	1,467,962
Accrued expenses and other current liabilities	951,139	784,774
Deferred revenue and customer advances	166,495	181,596
Income taxes payable	111,754	100,423
Borrowings under credit agreement	200,000	1,000,000

Total current liabilities	3,099,579	3,705,087
Deferred and other tax liabilities, net	510,557	753,965
Other liabilities	51,299	49,529

Total liabilities	3,661,435	4,508,581

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,350,219 and 1,282,025 shares outstanding	1,458	1,470
Additional paid-in capital	8,996,303	9,585,853
Treasury stock at cost, 107,522 and 188,200 shares	(3,184,981)	(5,376,970)
Retained earnings	4,190,546	5,970,020
Accumulated other comprehensive income	1,701,276	903,485

Total stockholders’ equity	11,704,602	11,083,858

Total liabilities and stockholders’ equity	$15,366,037	$15,592,439

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2006	2007	2008
	(in thousands, except per share amounts)

Net revenues	$5,969,741	$7,672,329	$8,541,261
Cost of net revenues	1,256,792	1,762,972	2,228,069

Gross profit	4,712,949	5,909,357	6,313,192

Operating expenses:
Sales and marketing	1,587,133	1,882,810	1,881,551
Product development	494,695	619,727	725,600
General and administrative	744,363	904,681	998,871
Provision for transaction and loan losses	266,724	293,917	347,453
Amortization of acquired intangible assets	197,078	204,104	234,916
Restructuring	—	—	49,119
Impairment of goodwill	—	1,390,938	—

Total operating expenses	3,289,993	5,296,177	4,237,510

Income from operations	1,422,956	613,180	2,075,682
Interest and other income, net	130,017	154,271	115,919
Interest expense	(5,916)	(16,600)	(8,037)

Income before income taxes	1,547,057	750,851	2,183,564
Provision for income taxes	(421,418)	(402,600)	(404,090)

Net income	$1,125,639	$348,251	$1,779,474

Net income per share:
Basic	$0.80	$0.26	$1.37

Diluted	$0.79	$0.25	$1.36

Weighted average shares:
Basic	1,399,251	1,358,797	1,303,454

Diluted	1,425,472	1,376,174	1,312,608

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2007	2008
	(in thousands)

Net income	$1,125,639	$348,251	$1,779,474

Other comprehensive income:
Foreign currency translation	588,150	645,202	(553,490)
Change in unrealized gains (losses) on investments	8,327	589,566	(464,171)
Change in unrealized gains (losses) on cash flow hedges	(194)	(175)	40,522
Estimated tax (provision)benefit on above items	(3,216)	(229,514)	179,348

Net change in accumulated other comprehensive income (loss)	593,067	1,005,079	(797,791)

Comprehensive income	$1,718,706	$1,353,330	$981,683

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2006	2007	2008
	(in thousands)

Common stock:
Balance, beginning of year	$1,412	$1,431	$1,458
Common stock issued	19	27	12

Balance, end of year	1,431	1,458	1,470

Additional paid-in-capital:
Balance, beginning of year	7,272,742	8,034,282	8,996,303
Common stock and stock based awards issued and assumed	331,899	517,288	227,222
Stock-based compensation	326,616	306,453	358,354
Stock option income tax benefit (deficit)	148,565	130,667	(8,303)
Structured stock repurchases	—	7,613	12,277
Reclassification to additional paid-in-capital on adoption of FAS 123(R)	(45,540)	—	—

Balance, end of year	8,034,282	8,996,303	9,585,853

Unearned stock-based compensation:
Balance, beginning of year	(45,540)	—	—
Reclassification to additional paid-in-capital on adoption of FAS 123(R)	45,540	—	—

Balance, end of year	—	—	—

Treasury stock at cost:
Balance, beginning of year	(274)	(1,669,428)	(3,184,981)
Common stock repurchased	(1,669,154)	(1,515,553)	(2,191,989)

Balance, end of year	(1,669,428)	(3,184,981)	(5,376,970)

Retained earnings:
Balance, beginning of year	2,716,511	3,842,150	4,190,546
Cumulative effect of adoption of FIN 48	—	145	—
Net income	1,125,639	348,251	1,779,474

Balance, end of year	3,842,150	4,190,546	5,970,020

Accumulated other comprehensive income:
Balance, beginning of year	103,130	696,197	1,701,276
Change in unrealized gains (losses) on investments, net of tax	5,033	360,047	(283,611)
Change in unrealized gains (losses) on cash flow hedges, net of tax	(116)	(170)	39,310
Foreign currency translation adjustment	588,150	645,202	(553,490)

Balance, end of year	696,197	1,701,276	903,485

Total stockholders’ equity	$10,904,632	$11,704,602	$11,083,858

Number of Shares:
Common stock:
Balance, beginning of year	1,404,183	1,368,512	1,350,219
Common stock issued	19,048	26,979	12,484
Common stock repurchased/forfeited	(54,719)	(45,272)	(80,678)

Balance, end of year	1,368,512	1,350,219	1,282,025

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(in thousands)

Cash flows from operating activities:
Net income	$1,125,639	$348,251	$1,779,474
Adjustments:
Provision for transaction and loan losses	266,724	293,917	347,453
Depreciation and amortization	544,552	601,621	719,814
Impairment of goodwill	—	1,390,938	—
Stock-based compensation	317,410	301,813	353,323
Deferred income taxes	(227,850)	(123,568)	(206,636)
Tax benefit from stock-based compensation	148,565	143,203	40,891
Excess tax benefits from stock-based compensation	(92,371)	(84,830)	(4,701)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(169,750)	(185,516)	(66,853)
Funds receivable and customer accounts	(575,137)	(336,875)	45,617
Other current assets	(15,293)	(105,186)	(91,188)
Other non-current assets	14,737	(89,866)	8,158
Accounts payable	32,986	36,954	14,946
Funds payable and amounts due to customers	575,137	336,875	(45,617)
Accrued expenses and other liabilities	(75,189)	(75,668)	(220,591)
Deferred revenue and customer advances	47,859	37,807	10,350
Income taxes payable and other tax liabilities	329,772	151,459	197,555

Net cash provided by operating activities	2,247,791	2,641,329	2,881,995

Cash flows from investing activities:
Purchases of property and equipment, net	(515,448)	(453,967)	(565,890)
Principal loans receivable, net of collections	—	—	(106,508)
Purchases of investments	(583,263)	(270,676)	(108,128)
Maturities and sales of investments	1,380,227	888,757	136,200
Acquisitions, net of cash acquired	(45,505)	(863,565)	(1,360,293)
Other	(7,158)	6,305	(52,727)

Net cash provided by (used in) investing activities	228,853	(693,146)	(2,057,346)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	313,482	506,955	135,141
Repurchases of common stock, net	(1,666,540)	(1,485,397)	(2,179,712)
Excess tax benefits from stock-based compensation	92,371	84,830	4,701
Repayment of acquired line of credit	—	—	(433,981)
Net borrowings under credit agreement	—	200,000	800,000

Net cash used in financing activities	(1,260,687)	(693,612)	(1,673,851)

Effect of exchange rate changes on cash and cash equivalents	133,255	303,828	(183,061)

Net increase (decrease) in cash and cash equivalents	1,349,212	1,558,399	(1,032,263)
Cash and cash equivalents at beginning of period	1,313,580	2,662,792	4,221,191

Cash and cash equivalents at end of period	$2,662,792	$4,221,191	$3,188,928

Supplemental cash flow disclosures:
Cash paid for interest	$5,916	$10,474	$7,759
Cash paid for income taxes	179,169	363,047	366,824
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	—	10,361	92,092
Common stock issued for acquisition	18,436	—	—

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

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace, StubHub, our online shopping comparison website, Shopping.com, our apartment listing service platform, Rent.com, as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of payment solutions PayPal (which enables individuals or businesses to securely, easily and quickly send and receive payments online) and Bill Me Later (which we acquired in November 2008 and which enables online U.S. merchants to offer, and U.S. consumers to obtain, transactional credit at the point of sale). Our Communications segment, which consists of Skype, enables VoIP calls between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, legal contingencies, income taxes, revenue recognition, stock-based compensation and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as a minority interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting, where our share of the investees’ results of operations is not included in our consolidated statement of income, and our cost basis of our investments is included in long-term investments.

Certain prior period balances have been reclassified to conform to the current period presentation. Customer accounts were reclassified from “Other Current Assets” to “Funds Receivable and Customer Accounts.” Operating

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses related to the provision for transaction losses, customer protection programs and bad debt expense have been reclassified from “Sales and Marketing” and “General and Administrative” expenses to “Provision for Transaction and Loan Losses.”

Derivative instruments

We use derivative financial instruments to manage exposures to foreign currency exchange rates and interest rates. Our primary use of derivative instruments is through foreign exchange currency contracts to hedge foreign currency risk. We also may use other derivative instruments not designated as hedges, such as forward contracts to hedge foreign currency balance sheet exposures. We do not use derivative financial instruments for speculative purposes. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our consolidated balance sheet. See “Note 6 — Derivative Instruments” for a full description of our derivative financial instrument activities and related accounting policies.

Concentrations of credit risk

Our cash, cash equivalents, accounts receivable, loans receivable and funds receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and funds receivable are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans receivable are derived from consumer financing activities for customers located in the U.S. We maintain an allowance for doubtful accounts receivable, authorized credits and loans receivable based upon our historical experience, the age and delinquency rates of receivables and the credit quality of the relevant loan, as well as economic and regulatory conditions. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates, resulting in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable and loans receivable, we generally do not require collateral on these balances. The allowance for doubtful accounts and authorized credits was $96.2 million and $104.9 million at December 31, 2007 and 2008, respectively. The allowance for loans receivable was $48.1 million at December 31, 2008.

During the years ended December 31, 2006, 2007, and 2008, no customers accounted for more than 10% of net revenues. As of December 31, 2007 and 2008, no customers accounted for more than 10% of net accounts receivable or net loans receivable.

Provision for transaction and loan losses

We are exposed to losses due to uncollectible receivable and loan accounts, credit card and other payment misuse, as well as non-performance of and credit losses from sellers who accept payment through PayPal. Provisions for these items represent our estimate of actual losses based on our historical experience, actuarial techniques, the age and delinquency rates of receivables and the credit quality of the relevant loan, as well as economic and regulatory conditions.

Foreign currency

Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from the translation of our consolidated balance sheet are recorded as a component of accumulated other comprehensive income.

Realized gains and losses from foreign currency transactions are recognized as interest and other income, net.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans receivable, net

Loans receivable represent extensions of credit to individual consumers to purchase goods and services through our Bill Me Later merchant network. The terms of the consumer relationship require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer, in certain circumstances, interest and fees. Loans receivable are reported at their outstanding principal balances, net of deferred origination costs and net of allowance, and include the estimated collectible interest and fees. We charge off loans receivable in the month in which the customer becomes 180 days past due. Bankrupt accounts are charged off within 60 days of receiving notification from the bankruptcy courts.

Funds receivable and funds payable

Funds receivable and payable relate to our Payments segment and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money to their bank account or through a debit card transaction, there is a clearing period before the cash is received or settled, usually one to three business days for U.S. transactions, and up to five business days for international transactions. Hence, these funds are treated as a receivable or payable, as the case may be, until the cash is settled.

Customer accounts

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal’s customers. Customer balances held as direct claims against PayPal are included on our consolidated balance sheet as funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers. The customer balances can be invested only in specified types of liquid assets.

Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheet. These off-balance sheet funds totaled approximately $1.8 billion and $1.9 billion as of December 31, 2007 and 2008, respectively. These off-balance sheet funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in the PayPal Money Market Fund. The PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using an income and discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured using fair market values which are estimated based on projected discounted future net cash flows.

Revenue recognition

Revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. In the absence of fair value for a delivered element, we first allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, we defer revenue recognition for the delivered elements until the undelivered elements are delivered or the fair value is determinable. We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense.

Our Marketplaces segment generates net transaction revenues primarily from listing and final value fees paid by sellers. Listing fee revenues are recognized ratably over the estimated period of the listing, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term.

Our Payments segment earns transaction revenues primarily from processing transactions for certain customers. Revenues resulting from a payment processing transaction are recognized once the transaction is complete.

Our Communications segment transaction revenues are generated primarily from fees charged to users to connect Skype’s VoIP product to traditional telecommunication networks. These fees are recognized when the service is provided. The majority of Communications segment transaction revenues are prepaid. We record customer advances for prepaid amounts in excess of revenues recognized as a current liability.

Our marketing services and other revenues, included in all of our segments, are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, lead referral fees and other revenues. Our advertising revenues are derived principally from the sale of online advertisements. To date, the duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered; as “clicks” (which are generated each time users on our

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

websites click through our text-based advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectibility is reasonably assured. Revenues related to classified fees are fees for listing items on our classified websites and are recognized over the estimated period of the classified listing. Lead referral fee revenue is generated from lead referral fees based on the number of times a user clicks through to a merchant’s website from our websites. Lead referral fees are recognized in the period in which the user clicks through to the merchant’s website.

Other revenues are derived principally from contractual arrangements with third parties that provide services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances and interest and fees earned on the Bill Me Later loan portfolio. Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to end users. Revenues from interest income are recognized when earned. Interest and fees earned on the Bill Me Later loan portfolio are computed and recognized based on the amount of loans outstanding and their contractual interest and fee rates.

To drive traffic to our websites, we periodically provide incentives to our users such as percentage discounts off current purchases. The incentives used by our users are reported as a reduction of revenue.

Product development costs

Costs related to the planning and post implementation phases of our website development efforts are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years as charges to cost of net revenues. During the years ended December 31, 2006, 2007 and 2008, we capitalized $67.9 million (including $8.8 million of stock-based compensation), $110.6 million (including $8.4 million of stock-based compensation) and $112.7 million (including $10.6 million of stock-based compensation) of software development costs, respectively, the majority of which relates to site and other product development efforts.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, pay-per-click, or on a straight-line basis over the term of the contract. Advertising expense totaled $871.0 million, $1.0 billion and $923.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Stock-based compensation

We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share Based Payment” (FAS 123(R)) using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006, 2007 and 2008, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under Financial Accounting Standards Board (FASB) Interpretation 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, stock-based compensation for 2006, 2007 and 2008 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through the income statement.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Recent accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (FAS) No. 141 (Revised 2007), “Business Combinations” (FAS 141(R)). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141(R) may have an impact on our consolidated financial statements. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (FAS 160). FAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 160 will have a material impact on our consolidated financial statements.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of FAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

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

	Year Ended December 31,
	2006	2007	2008

Numerator:
Net income	$1,125,639	$348,251	$1,779,474

Denominator:
Weighted average common shares — basic	1,399,251	1,358,797	1,303,454
Dilutive effect of equity incentive plans	26,221	17,377	9,154

Weighted average common shares — diluted	1,425,472	1,376,174	1,312,608

Net income per share:
Basic	$0.80	$0.26	$1.37

Diluted	$0.79	$0.25	$1.36

Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	73,651	83,422	102,642

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Business Combinations, Goodwill and Intangible Assets:

Our acquisitions in 2008, 2007 and 2006 with aggregate purchase prices in excess of $100 million were as follows:

Bill Me Later, Inc.

On November 7, 2008 we acquired all the outstanding shares of Bill Me Later, Inc. (Bill Me Later) for a total purchase price of approximately $914.6 million. The purchase price consisted of cash totaling $817.0 million, $9.9 million in estimated acquisition-related expenses and the assumption of Bill Me Later’s outstanding common stock options, valued at approximately $87.7 million. The fair value of Bill Me Later’s stock options assumed was determined using a Black-Scholes model. Bill Me Later is a payments solution company that provides transactional credit at the point of sale for ecommerce transactions and is included in our Payments segment. Bill Me Later’s service combines authentication, credit origination, funding, fulfillment, settlement, reporting and customer care into a single managed solution integrated into a merchant’s existing payment platform. The rationale for acquiring Bill Me Later is to enhance our leadership position in online payment solutions.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our preliminary allocation of the purchase price is summarized below (in thousands):

Net assets acquired, including cash acquired of $33,735	$26,097
Goodwill	688,908
Trade name	13,500
User base	137,700
Developed technology	38,000
Other	10,400

Total	$914,605

Our estimated useful life of the identifiable intangible assets acquired is three years for the developed technology and five years for the trade name and user base. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available.

The results of operations of Bill Me Later for periods prior to our acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Den Blå Avis and BilBasen

On October 6, 2008 we acquired all the outstanding shares of Den Blå Avis and BilBasen for a total purchase price of approximately $394.1 million. The purchase price consisted of cash totaling $392.0 million and $2.1 million in estimated acquisition-related expenses. Den Blå Avis and BilBasen are two leading online classifieds sites in Denmark and are included in our Marketplaces segment. The rationale for acquiring Den Blå Avis and BilBasen is to further strengthen our leadership position in global classifieds.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized on a straight-line basis over the respective useful lives. Our preliminary allocation of the purchase price is summarized below (in thousands):

Net liabilities assumed, net of cash acquired of $3,957	$(31,612)
Goodwill	281,610
Trade name	74,100
User base	56,800
Developed technology	13,200

Total	$394,098

Our estimated economic life of the identifiable intangible assets acquired is three years for the developed technology and five years for the trade name and user base. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available.

The results of operations of Den Blå Avis and BilBasen for periods prior to our acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Fraud Sciences Ltd.

On January 30, 2008, we acquired all of the outstanding shares of Fraud Sciences Ltd. (“Fraud Sciences”) for a total aggregate purchase price of approximately $153.6 million. The purchase price consisted of cash totaling $148.3 million, $0.9 million in estimated acquisition-related expenses and the assumption of Fraud Sciences’ outstanding common stock options, valued at approximately $4.4 million. The fair value of Fraud Sciences’ stock options assumed was determined using a Black-Scholes model. Fraud Sciences provides online risk management tools and is included within our Payments segment. The rationale for acquiring Fraud Sciences is to enhance PayPal’s proprietary fraud management systems and accelerate our development of next generation fraud detection tools.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. Our allocation of the purchase price is summarized below (in thousands):

Net liabilities assumed, net of cash acquired of $198	$(5,117)
Goodwill	135,477
Developed technology	23,200

Total	$153,560

Our estimated useful life of the identifiable intangible assets is two years for the developed technology.

The results of operations of Fraud Sciences for periods prior to our acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

StubHub, Inc.

On February 13, 2007, we acquired all of the outstanding shares of StubHub, Inc. (“StubHub”) for a total purchase price of $292.4 million. The purchase price was comprised of cash totaling $283.2 million, $1.1 million in estimated acquisition-related expenses and the assumption of StubHub’s outstanding common stock options, valued

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at approximately $8.1 million. The fair value of StubHub stock options assumed was determined using a Black-Scholes model. StubHub is an online marketplace that facilitates the resale of event tickets and is included within our Marketplaces segment.

The purchase price was allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. Our allocation of the purchase price is summarized below (in thousands):

Net liabilities assumed, net of cash of $25,780	$(15,663)
Goodwill	221,604
Trade name	44,400
User base	29,000
Developed technology	13,100

Total	$292,441

Our estimated useful lives of the identifiable intangible assets acquired are three years for the trade name and developed technology and five years for the user base.

The results of operations of StubHub for periods prior to our acquisition were not material to our consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Goodwill

Goodwill information for each reportable segment is as follows (in thousands):

	December 31,	Goodwill		December 31,
	2007	Acquired	Adjustments	2008

Reportable segments:
Marketplaces	$3,016,799	$292,085	$(255,745)	$3,053,139
Payments	1,348,373	824,385	(9,701)	2,163,057
Communications	1,919,341	—	(82,779)	1,836,562

	$6,284,513	$1,116,470	$(348,225)	$7,052,758

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include any related identifiable intangible assets, deferred tax liabilities and goodwill. Goodwill related to our equity method investments, included in the table above, was approximately $27.4 million as of December 31, 2007 and 2008.

The changes in goodwill during the year ended December 31, 2008 were primarily due to the recording of goodwill for new acquisitions and foreign currency translation adjustments.

We conducted our annual impairment test of goodwill as of August 31, 2008 and determined that no adjustment to the carrying value of goodwill for any reportable units was necessary. As of December 31, 2008, we determined that no events or circumstances from August 31, 2008 through December 31, 2008 indicate that a further assessment was necessary.

We conducted our annual impairment test of goodwill as of August 31, 2007 and concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment charge of approximately $1.4 billion during the year ended December 31, 2007. The impairment charge included the impact

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Skype earn out settlement payment and was determined by comparing the carrying value of goodwill in our Communications reporting unit with the implied fair value of the goodwill. We determined the fair value of the Communications reporting unit using the income approach, which requires estimates of future operating results and cash flows discounted using an estimated discount rate. Our estimates resulted from an updated long-term financial outlook developed as part of our strategic planning cycle conducted annually during our third quarter. Our estimates of future operating results for our Communications reporting unit are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of the Communications reporting unit.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2007				December 31, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
				(years)				(years)

Intangible assets:
Customer lists and user base	$588,714	$(334,864)	$253,850	6	$756,829	$(415,238)	$341,591	6
Trademarks and trade names	572,918	(292,854)	280,064	5	638,930	(393,353)	245,577	5
Developed technologies	125,504	(85,441)	40,063	4	199,893	(111,973)	87,920	3
All other	62,052	(38,546)	23,506	4	126,381	(64,803)	61,578	4

	$1,349,188	$(751,705)	$597,483		$1,722,033	$(985,367)	$736,666

All of our acquired identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the year ended December 31, 2008 resulted primarily from certain intangible assets acquired as part of our acquisition of the outstanding shares of Bill Me Later, Den Blå Avis and BilBasen, and Fraud Sciences as well as other acquisitions completed during the year. The net carrying amount of intangible assets related to our equity investments, included in the table above, totaled approximately $1.4 million and $0.5 million, as of December 31, 2007 and 2008, respectively. Aggregate amortization expense for intangible assets totaled $220.0 million, $229.2 million and $281.6 million for the years ended December 31, 2006, 2007 and 2008, respectively. Included in amortization of intangibles for the year ended December 31, 2008, is a charge of $9.0 million for in-process research and development related to an asset purchase completed during the period.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization from acquisitions completed as of December 31, 2008 is as follows (in thousands):

Fiscal Years:
2009	$310,772
2010	208,681
2011	101,946
2012	68,335
2013	46,932
Thereafter	—

$736,666

Note 4 — Segments:

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (CODM) to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications.

The following table summarizes the financial performance of our operating segments (in thousands):

	Year Ended December 31, 2006
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$4,334,290	$1,440,530	$194,921	$5,969,741
Direct costs	2,503,961	1,102,919	221,819	3,828,699

Direct contribution	1,830,329	337,611	(26,898)	2,141,042

Operating expenses and indirect costs of net revenues				718,086

Income from operations				1,422,956
Interest and other income, net				130,017
Interest expense				(5,916)

Income before income taxes				$1,547,057

	Year Ended December 31, 2007
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$5,363,891	$1,926,616	$381,822	$7,672,329
Direct costs	3,017,895	1,534,627	337,338	4,889,860

Direct contribution	2,345,996	391,989	44,484	2,782,469

Operating expenses and indirect costs of net revenues				2,169,289

Income from operations				613,180
Interest and other income, net				154,271
Interest expense				(16,600)

Income before income taxes				$750,851

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Marketplaces	Payments	Communications	Consolidated

Net revenues from external customers	$5,586,751	$2,403,669	$550,841	$8,541,261
Direct costs	3,135,611	1,922,897	434,588	5,493,096

Direct contribution	2,451,140	480,772	116,253	3,048,165

Operating expenses and indirect costs of net revenues				972,483

Income from operations				2,075,682
Interest and other income, net				115,919
Interest expense				(8,037)

Income before income taxes				$2,183,564

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses, such as advertising and marketing programs, customer support expenses, bank charges, Bill Me Later related interest charges, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses and provision for transaction and loan losses. Expenses such as our corporate center costs (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, stock-based compensation expense and impairment of goodwill, are excluded from direct costs as they are not included in the measurement of segment performance.

The following tables summarize the allocation of net revenues and the long-lived assets based on geography (in thousands):

	December 31,
	2006	2007	2008

U.S.	$3,108,986	$3,742,670	$3,969,466
Germany	895,993	1,030,165	1,220,691
United Kingdom	778,185	1,074,486	1,072,863
Rest of world	1,186,577	1,825,008	2,278,241

Total net revenues	$5,969,741	$7,672,329	$8,541,261

	December 31,
	2007	2008

U.S.	$1,018,645	$1,103,243
International	142,537	170,382

Total long-lived tangible assets	$1,161,182	$1,273,625

Net revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, Skype user’s Internet protocol address, online property that generates advertising, or other service provider, as the case may be, is located. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

Note 5 — Investments:

Short and long-term investments, which include marketable equity securities and government and corporate bonds, are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss), net of related estimated tax provisions or benefits. Additionally, we assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the consolidated statement of income. We did not recognize an other-than-temporary impairment loss on our investments in 2008. At December 31, 2007 and 2008, short and long-term investments, are reported at fair value as follows (in thousands):

	December 31, 2007
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash	$17,401	$9	$—	$17,410
Corporate debt securities	37,802	—	(644)	37,158
Government and agency securities	1,025	2	—	1,027
Time deposits and other	22,428	—	—	22,428
Equity instruments	8,507	589,734	—	598,241

	$87,163	$589,745	$(644)	$676,264

Long-term investments:
Restricted cash	$8,852	$—	$—	$8,852
Corporate debt securities	16,465	5	(8)	16,462

	$25,317	$5	$(8)	$25,314

	December 31, 2008
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term investments:
Restricted cash	$21,258	$—	$—	$21,258
Corporate debt securities	5,000	—	(2)	4,998
Time deposits and other	4,129	—	—	4,129
Equity instruments	8,507	124,842	—	133,349

	$38,894	$124,842	$(2)	$163,734

Long-term investments:
Restricted cash	$5,461	$—	$—	$5,461
Time deposits and other	52	—	—	52

	$5,513	$—	$—	$5,513

As of December 31, 2008, we expect to realize the full value of our corporate debt security investment which has remaining term of approximately two months. Restricted cash is held primarily in money market funds and interest bearing accounts for letters of credit related primarily to various lease arrangements.

Effective during 2007, we began to account for our investment in MercadoLibre as an available-for-sale marketable equity security due to MercadoLibre’s initial public offering of its common stock in August of 2007. As of December 31, 2008, our investment was recorded at fair value and reported as a short-term investment with unrealized gains, net of tax, excluded from earnings and reported as a component of accumulated other comprehensive income.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity and cost method investments

We have certain investments accounted for using the equity and cost methods of accounting totaling $112.9 million in 2007 and $100.7 million in 2008. The total of these investments, including identifiable intangible assets, deferred tax liabilities and goodwill, are classified on our balance sheet as long-term investments. Our consolidated results of operations include, as a component of other income, our share of the net income or loss of the equity method investments together with amortization expense relating to acquired intangible assets. Our share of the results of investees’ results of operations is not significant for any period presented.

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

Transaction Exposure

As of December 31, 2008, we had outstanding foreign exchange hedge contracts with notional values equivalent to approximately $132.4 million with maturity dates within 34 days. The hedge contracts are used to offset changes in the value of assets and liabilities denominated in foreign currencies which differ from the functional currency of the entity. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in interest and other income, net.

Translation Exposure

We consolidate the earnings of our international subsidiaries by converting them into U.S. dollars in accordance with Financial Accounting Standards No. 52 “Foreign Currency Translation” (“FAS 52”). Such earnings will fluctuate when there is a change in foreign currency exchange rates. We enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using foreign exchange contracts. All contracts that hedge translation exposure mature ratably over the quarter in which they are executed. Unrealized translation gains and losses are recorded as a component of accumulated other comprehensive income. During the year ended December 31, 2008, the realized gains related to these hedges was approximately $26.3 million. During the years ended December 31, 2006 and 2007, the realized gains and losses related to these hedges were not significant.

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. In addition, we charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and PayPal in the U.S. These charges are denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. We purchase foreign currency exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and intercompany transactions denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. We expect the hedge of certain of these forecasted transactions to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/foreign currency exchange rate. Accordingly, we record as a component of accumulated other comprehensive income all unrealized gains and losses related to the foreign exchange contracts that receive

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge accounting treatment. During the years ended December 31, 2006 and 2007, the realized gains and losses related to these hedges were not significant. During the year ended December 31, 2008 the realized gains on these hedges were $17.1 million. The notional amount of our economic hedges receiving cash flow hedge accounting treatment was $428.9 million as of December 31, 2008. The gains, net of losses, recorded to accumulated other comprehensive income as of December 31, 2008 were $40.5 million. Amounts included in accumulated other comprehensive income at December 31, 2008 will be subsequently reclassified into the financial statements line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

Note 7 — Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Quoted Prices in
	Balance as of	Active Markets	Significant Other
	December 31,	for Identical	Observable
Description	2008	Assets (Level 1)	Inputs (Level 2)

Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$3,188,928	$3,188,928	$—

Total cash and cash equivalents	3,188,928	3,188,928	—

Short-term investments:
Restricted cash	21,258	21,258	—
Equity instruments	133,349	133,349	—
Time deposits	4,129	—	4,129
Corporate debt securities	4,998	—	4,998

Total short-term investments	163,734	154,607	9,127

Derivatives	71,149	—	71,149
Long-term restricted cash	5,461	5,461	—
Long-term time deposits	52	—	52

Total financial assets	$3,429,324	$3,348,996	$80,328

Liabilities:
Derivatives	$13,154	$—	$13,154

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of December 31, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2008, we had a total of $1.8 billion in cash withdrawals offsetting our $1.8 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Our financial instruments, including accounts receivable, loans and interest receivable, funds receivable, accounts payable, funds payable, amounts due to customers and borrowings under our line of credit are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Note 8 — Balance Sheet Components:

	December 31,
	2007	2008
	(in thousands)

Other current assets:
Prepaid expenses	$70,189	$99,735
Deferred tax assets, net	—	130,908
Prepaid income taxes	70,364	60,135
Derivatives	5,876	71,149
Other	84,486	98,771

	$230,915	$460,698

	December 31,
	2007	2008
	(in thousands)

Property and equipment, net:
Computer equipment and software	$1,576,830	$1,876,370
Land and buildings, including building improvements	359,982	430,495
Leasehold improvements	216,710	278,399
Furniture and fixtures	89,258	100,717
Aviation equipment and other	189,126	126,028

	2,431,906	2,812,009
Accumulated depreciation	(1,311,454)	(1,613,295)

	$1,120,452	$1,198,714

Total depreciation expense on our property and equipment was $324.6 million in 2006, $372.5 million in 2007 and $438.2 million in 2008.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2008
	(in thousands)

Accrued expenses and other current liabilities:
Acquisition related accrued expenses	$10,219	$23,056
Compensation and related benefits	221,514	174,784
Restructuring	—	15,146
Advertising	104,817	116,705
Contractors and consultants	77,401	49,188
Professional fees	70,507	51,899
Transaction loss accrual	28,506	32,115
VAT accrual	68,542	75,723
Deferred tax liabilities, net	150,080	—
Other current liabilities	219,553	246,158

	$951,139	$784,774

Certain transactions that result in overdrafts of customer accounts are included in the provision for transaction and loan losses and are recorded as an offset to other current assets. As of December 31, 2007 and December 31, 2008, these balances were $51.6 million and $58.3 million, respectively.

	December 31,
	2007	2008
	(in thousands)

Accumulated other comprehensive income:
Foreign currency translation	$1,341,660	$788,164
Unrealized gains on investments	589,045	124,874
Unrealized (losses) gains on cash flow hedges	(175)	40,352
Estimated tax provision on above items	(229,254)	(49,905)

	$1,701,276	$903,485

Note 9 — Restructuring:

In October 2008, we implemented a strategic reduction of our existing global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses. As a result of this initiative, we estimate that we will incur aggregate costs of approximately $65.0 million to $70.0 million. During the year ended December 31, 2008 total restructuring charges were $49.1 million. The restructuring activities are expected to be substantially completed by the end of the first quarter of 2009.

A summary of the restructuring and other costs by segment recognized for the year ended December 31, 2008 are as follows (in thousands):

	Employee Severance
	and Benefits	Facilities	Total

Marketplaces	$29,117	$4,165	$33,282
Payments	15,837	—	15,837

	$44,954	$4,165	$49,119

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring activity for the year ended December 31, 2008 (in thousands):

	Employee Severance
	and Benefits	Facilities	Total

Accrued liability as of January 1, 2008	$—	$—	$—
Charges	44,954	4,165	49,119
Payments	(29,068)	(407)	(29,475)
Non-cash items	(1,281)	(2,812)	(4,093)
Adjustment	(405)	—	(405)

Accrued liability as of December 31, 2008	$14,200	$946	$15,146

In the table above non-cash items pertain to stock-based compensation expense and the write-down of assets to their estimated fair value. Adjustments reflect the impact of foreign currency translation.

Note 10 — Borrowings:

Credit Agreement

In November 2006, we entered into a credit agreement which provided for an unsecured $1.0 billion five-year revolving credit facility. Loans under the credit agreement bore interest at either (i) LIBOR plus a margin ranging from 0.25 percent to 0.45 percent or (ii) a formula based on the Bank of America, or Agent’s, prime rate or on the federal funds effective rate.

In August 2007, we entered into an amendment to our 2006 credit agreement. The amendment agreement increased the lender commitments and borrowing capacity under the 2006 credit agreement from its prior level of $1.0 billion to $2.0 billion, maintained an option to increase borrowing capacity by an additional $1.0 billion (after giving effect to the $1.0 billion increase described above) and extended the maturity date by an additional year to November 7, 2012. Lehman Brothers Commercial Bank was a participating lender in our $2.0 billion credit agreement. As a result of the bankruptcy of its parent company, our available line of credit has been effectively reduced by its commitment of $160 million. Loans under the amended credit agreement will bear interest at LIBOR plus a margin ranging from 0.20 percent to 0.50 percent. Subject to certain conditions stated in the credit agreement, we may borrow, prepay and reborrow amounts under the credit facility at any time during the term of the credit agreement. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes of eBay and its subsidiaries. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant and events of default. The negative covenants include restrictions regarding the incurrence of additional indebtedness and liens, and the entry into certain agreements that restrict the ability of our subsidiaries to provide credit support. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of December 31, 2008, we had $1.0 billion outstanding under our credit agreement. This amount was classified as a current liability included in our consolidated balance sheet. The interest rate at December 31, 2008 was 1.67%. As of December 31, 2008, we were in compliance with the financial covenants associated with the credit agreement.

Shelf Registration Statement

At December 31, 2008, we had a shelf registration statement available which allows us to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.

Note 11 — Commitments and Contingencies:

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases, at December 31, 2008, are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2009	$77,975
2010	63,190
2011	35,672
2012	22,834
2013	16,755
Thereafter	23,109

Total minimum lease payments	$239,535

Rent expense in the years ended December 31, 2006, 2007 and 2008 totaled $31.9 million, $51.4 million, and $78.6 million respectively. There were no material capital leases at December 31, 2007 and 2008.

Litigation and Other Legal Matters

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

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference hearing. The claim construction hearing is set for March 2009 and the trial date is not yet set. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The class certification motion is scheduled for June 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In May 2007, Netcraft Corporation filed a lawsuit in the Western District of Wisconsin (No. 07-C-0254C) alleging that eBay and PayPal infringed two of its patents entitled “Internet billing methods.” The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. In September 2007, we filed a motion for summary judgment of noninfringement on both patents. In December 2007, the U.S. District Court for the Western District of Wisconsin entered a judgment granting our motion for summary judgment of non-infringement on both of the patents that Netcraft asserted against eBay and PayPal. This judgment was affirmed by the Court of Appeals for the Federal Circuit in December 2008.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The defendants have moved to transfer venue and the parties are conducting discovery. Fact discovery cutoff is scheduled for July 2009, the claim construction hearing is scheduled for April 2009 and trial is scheduled for October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 141,000 users have sued IAC over this breach in several lawsuits in Korean courts and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. A consumer agency recently made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $35-70) to consumers who had complained to it as a result of such breach. IAC intends to vigorously defend itself in this lawsuit.

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All contracts with related parties are at rates and terms that we believe are comparable with those entered into with independent third parties. There were no material related party transactions in 2006, 2007 and 2008. As of December 31, 2008, there were no significant amounts payable or amounts receivable from related parties.

Note 13 —	Preferred Stock:

We are authorized, subject to limitations prescribed by Delaware law to issue Preferred Stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by the stockholders. At December 31, 2007 and 2008, there were 10 million shares of $0.001 par value Preferred Stock authorized for issuance, and no shares issued or outstanding.

Note 14 —	Common Stock:

Our Certificate of Incorporation, as amended, authorizes us to issue 3.6 billion shares of common stock. A portion of the shares issued and outstanding are subject to repurchase or forfeiture over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2008 there were 154,892 shares subject to repurchase rights or forfeiture, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

In June 2006, our Board of Directors authorized a stock repurchase program for $2.0 billion of our common stock, excluding broker commissions. In January 2007, our Board authorized an expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock by January 2009. In January 2008, our Board approved an additional stock repurchase program to repurchase an additional $2.0 billion of our common stock. The stock repurchase activity under our stock repurchase program during 2008 is summarized as follows (in thousands, except per-share amounts):

		Average	Value of	Remaining
	Shares	Price per	Shares	Amount
	Repurchased	Share	Repurchased	Authorized

Balance at January 1, 2008	99,084	$31.84	$3,154,682	$845,318
Authorization of new plan in January 2008	—	—	—	2,000,000
Repurchase of common stock	80,608	27.15	2,188,818	(2,188,818)

Balance at December 31, 2008	179,692	$29.74	$5,343,500	$656,500

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired or reissued.

From time to time, we enter into structured equity hedging transactions. According to the terms of these transactions, if the market price of our common stock exceeds a pre-determined price on the maturity date, we have the option to settle these transactions in cash or by repurchasing shares of our common stock. If the market price of our common stock is below that pre-determined price on the maturity date, we are required to settle these transactions by repurchasing shares of our common stock. The number of shares repurchased through the use of structured equity hedging transactions is included in the table above. The structured equity hedging transactions that settled in cash during the year ended December 31, 2008, resulted in premiums of approximately $12.3 million, which were recorded as additional paid-in capital.

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

In addition to the above, we have withheld shares from employees to satisfy tax obligations.

Note 15 — Benefit Plans:

Equity Incentive Plans

We have equity incentive plans for directors, officers and employees that consist of stock options, restricted stock units, nonvested shares and performance based restricted stock units. At December 31, 2008, 627.5 million shares were authorized under our equity incentive plans and 79.4 million shares were available for future grant.

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

Restricted stock units and nonvested shares are granted to eligible employees under our equity incentive plans. In general, restricted stock units and nonvested shares cliff vest over one to five years, are subject to the employees’

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing service to the company and do not have an expiration date. The cost of restricted stock units and nonvested shares is determined using the fair value of our common stock on the date of grant.

In 2007 and 2008, certain executives were eligible for performance based restricted stock units. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance based restricted stock units will be granted and one-half of the grant will vest in March following the end of the performance period and the remaining half will vest one year later.

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 2006, 2007, and 2008, employees purchased approximately 1.6 million, 2.0 million, and 3.5 million shares at average prices of $27.32, $26.84 and $17.78 per share, respectively. At December 31, 2008, approximately 3.7 million shares of common stock were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Employee Savings Plans

We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. In 2006 and 2007, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of $1,500 per employee and $2,000 per employee, respectively. In 2008, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s salary, with a maximum employer contribution of $9,200 per employee. Our non-U.S. employees are covered by various other savings plans. Our expenses for these plans were $14.9 million in 2006, $20.4 million in 2007 and $34.2 million in 2008.

Deferred Stock Unit Plan

Since December 31, 2002, we have granted deferred stock units to non-employee directors (other than Pierre Omidyar) elected to our Board of Directors with each new director receiving a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Beginning with our 2008 annual meeting of stockholders, we have granted deferred stock units to each non-employee director (other than Mr. Omidyar) equal to the result of dividing $110,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Deferred stock units are payable following the termination of a director’s tenure as a director. As of December 31, 2008, there were approximately 98,000 deferred stock units outstanding under our equity plans.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2006	2007	2008

Risk-free interest rates	4.7%	4.5%	2.3%
Expected life	3.0 years	3.5 years	3.8 years
Dividend yield	0%	0%	0%
Expected volatility	36%	37%	34%

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

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each line item on our consolidated statement of income (in thousands):

	Year Ended December 31,
	2006	2007	2008

Cost of net revenues	$32,981	$37,009	$43,417
Sales and marketing	96,547	81,299	94,314
Product development	81,489	76,002	95,396
General and administrative	106,393	107,503	118,915
Restructuring	—	—	1,281

Total stock-based compensation expense	$317,410	$301,813	$353,323

In general, the stock-based compensation expense for our equity incentive awards is recognized over their respective vesting period. As of December 31, 2008, there was approximately $749.9 million of unearned stock-based compensation estimated to be expensed from 2009 through 2012. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards or change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2008 (in thousands, except per share amounts):

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value

Outstanding at January 1, 2008	117,861	$32.45
Granted and assumed	23,277	$14.43
Exercised	(7,477)	$12.04
Forfeited/expired/cancelled	(17,601)	$35.19

Outstanding at December 31, 2008	116,060	$29.79	4.71	$100,916

Expected to vest at December 31, 2008	111,643	$30.06	4.64	$90,229
Options exercisable at December 31, 2008	85,097	$31.42	4.20	$40,770

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2008, 14.3 million options were in-the-money.

The weighted average grant-date fair value of options granted during the years 2006, 2007 and 2008 was $10.47, $10.60 and $7.46, respectively. During the years 2006, 2007 and 2008, the aggregate intrinsic value of options exercised under our equity incentive plans was $283.6 million, $402.4 million and $83.0 million, respectively, determined as of the date of option exercise.

Restricted Stock Units

A summary of the status of and changes in restricted stock units granted (including performance-based restricted stock units that have been earned) under our equity incentive plans as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date Fair
	Shares	Value (per share)

Oustanding at January 1, 2008	8,833	$32.70
Awarded	23,676	$23.91
Vested	(2,156)	$32.47
Forfeited	(3,532)	$28.59

Outstanding at December 31, 2008	26,821	$25.50

Expected to vest at December 31, 2008	21,560

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Shares Activity

A summary of the status of and changes in nonvested shares granted under our equity incentive plans and assumed in acquisitions as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date Fair
	Shares	Value (per share)

Nonvested at January 1, 2008	431	$30.46
Granted	8	$29.68
Vested	(252)	$30.57
Forfeited	(33)	$24.20

Nonvested at December 31, 2008	154	$31.54

During the years ended December 31, 2006, 2007 and 2008, the fair value of awards vested under our stock plans was $2.5 million, $3.7 million and $4.6 million respectively, determined as of the date of vesting.

Note 16 — Income Taxes:

The components of pretax income in consolidated companies for the years ended December 31, 2006, 2007 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

United States	$776,553	$717,614	$327,927
International	770,504	33,237	1,855,637

	$1,547,057	$750,851	$2,183,564

The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008

Current:
Federal	$460,262	$402,235	$414,301
State and local	122,396	38,087	94,763
Foreign	66,610	85,649	101,662

	649,268	525,971	610,726

Deferred:
Federal	(146,872)	(81,745)	(148,094)
State and local	(32,331)	(13,976)	(21,109)
Foreign	(48,647)	(27,650)	(37,433)

	(227,850)	(123,371)	(206,636)

	$421,418	$402,600	$404,090

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2006, 2007, and 2008 to income before income taxes (in thousands):

	Year Ended December 31,
	2006	2007	2008

Provision at statutory rate	$541,471	$262,798	$764,248
Permanent differences:
Foreign income taxed at different rates	(230,350)	(404,007)	(519,203)
Goodwill impairment	—	486,828	—
Change in valuation allowance	35,652	34,983	48,614
Stock-based compensation	26,179	24,516	26,730
State taxes, net of federal benefit	58,542	15,672	54,356
Tax credits	(1,142)	(7,766)	(9,251)
Other	(8,934)	(10,424)	38,596

	$421,418	$402,600	$404,090

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2008

Deferred tax assets:
Net operating loss and credits	$159,333	$311,807
Accruals and allowances	174,552	242,763
Stock-based compensation	158,767	212,147
Net unrealized (gains) losses	4,145	4,052

Net deferred tax assets	496,797	770,769
Valuation allowance	(119,153)	(167,767)

	377,644	603,002

Deferred tax liabilities:
Acquisition-related intangibles	(152,068)	(165,793)
Depreciation and amortization	(36,462)	(73,477)
Available-for-sale securities	(235,894)	(48,812)
Foreign statutory reserves	(12,386)	(19,498)

	(436,810)	(307,580)

	$(59,166)	$295,422

As of December 31, 2008 our federal, foreign and state net operating loss carryforwards, or NOLs, for income tax purposes were approximately $263.9 million, $755.5 million, and $41.7 million, respectively. Of the $263.9 million of federal net operating loss carryforwards, approximately $227.5 million relate to acquisitions that occurred during the year. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. If not utilized, the federal net operating loss

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards will begin to expire in 2020, the state net operating loss carryforwards will begin to expire in 2010. As of December 31, 2008, our state tax credit carryforwards for income tax purposes were approximately $20.8 million. If not utilized, the state tax credit carryforwards will begin to expire in 2015.

At December 31, 2008 and 2007, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that we believe are not likely to be realized.

We have not provided for U.S. federal income and foreign withholding taxes on $5.6 billion of non-U.S. subsidiaries’ undistributed earnings as of December 31, 2008, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions related to our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The Company enjoys “tax holidays’’ in several different jurisdictions, most significantly Singapore and Switzerland. The tax holidays provide for lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. These tax holidays are in effect currently and expire over periods ranging from 2011 to the duration of business operations in the respective jurisdictions.

On January 1, 2007, we adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $145,000 adjustment to beginning retained earnings.

The following table reflects changes in the unrecognized tax benefits since January 1, 2007:

	2007	2008
	(in thousands)

Gross amounts of unrecognized tax benefits as the beginning of the period	$385,700	$494,253
Increases related to prior year tax positions	—	5,220
Increases related to current year tax positions	108,553	201,901

Gross amounts of unrecognized tax benefits as of the end of the period	$494,253	$701,374

The total liabilities for unrecognized tax benefits, and the increase in these liabilities in 2008 relates primarily to the allocations of revenue and costs among our global operations. Our liabilities for unrecognized tax benefits are recorded as deferred and other tax liabilities, net in our consolidated balance sheet. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is $694.9 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2007 and 2008 was approximately $16.3 million and $52.6 million, respectively. During the year, a change in California law was enacted resulting in the accrual of $18.5 million of potential penalties.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 tax year. The material jurisdictions that are subject to potential examination by tax authorities for tax years after 2002 primarily include the U.S., California, France, Germany, Italy, Switzerland and Singapore.

Supplementary Data — Quarterly Financial Data-Unaudited

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2008. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606

Gross profit	$1,374,385	$1,417,640	$1,442,699	$1,674,633

Net income (loss)	$377,176	$375,824	$(935,635)	$530,886

Net income (loss) per share-basic	$0.28	$0.28	$(0.69)	$0.39

Net income (loss) per share-diluted	$0.27	$0.27	$(0.69)	$0.39

Weighted-average shares:
Basic	1,366,915	1,361,046	1,354,786	1,352,077
Diluted	1,384,287	1,378,697	1,354,786	1,368,067

	Quarter Ended
	March 31	June 30	September 30	December 31

2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846

Gross profit	$1,666,811	$1,633,558	$1,556,568	$1,456,255

Net income	$459,718	$460,345	$492,219	$367,192

Net income per share-basic	$0.34	$0.35	$0.38	$0.29

Net income per share-diluted	$0.34	$0.35	$0.38	$0.29

Weighted-average shares:
Basic	1,333,791	1,312,007	1,288,937	1,279,536
Diluted	1,343,989	1,325,136	1,297,484	1,284,279

In the third quarter of 2007, we recorded a goodwill impairment charge of $1.4 billion related to our Communications reporting unit. See “Note 3 — Business Combinations, Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

In the fourth quarter of 2008, we recorded a restructuring charge of $49.1 million. See “Note 9 — Restructuring” to the consolidated financial statements included in this report.

eBay Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at	Charged/	Charged to	Charges	Balance at
	Beginning of	Credited to	Other	Utilized/	End of
	Period	Net Income	Account	Write-offs	Period
	(In thousands)

Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2006	$73,585	$100,729	$—	$(91,449)	$82,865
Year ended December 31, 2007	82,865	96,461	—	(83,109)	96,217
Year ended December 31, 2008	$96,217	$117,864	$—	$(109,195)	$104,886
Allowance for Transaction and Loan Losses
Year ended December 31, 2006	$63,054	$170,599	$—	$(145,698)	$87,955
Year ended December 31, 2007	87,955	196,318	—	(195,995)	88,278
Year ended December 31, 2008(1)	$133,824	$231,207	$—	$(226,559)	$138,472
Tax Valuation Allowance
Year ended December 31, 2006	$77,712	$28,513	$6,420	$(42,868)	$69,777
Year ended December 31, 2007	69,777	34,983	14,393	—	119,153
Year ended December 31, 2008	$119,153	$48,614	$—	$—	$167,767

(1)	Included in the beginning balance are amounts related to the Bill Me Later acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 19th day of February, 2009.

eBay Inc.

By:	/s/ John Donahoe
John Donahoe
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Donahoe, Robert H. Swan, Phillip P. DePaul, and Michael R. Jacobson, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ John Donahoe John Donahoe President, Chief Executive Officer and Director	By:	/s/ Robert H. Swan Robert H. Swan Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Phillip P. DePaul Phillip P. DePaul Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar Pierre M. Omidyar	By:	/s/ Fred D. Anderson Fred D. Anderson
	Founder, Chairman of the Board and Director		Director

By:	/s/ Marc Andreessen Marc Andreessen	By:	/s/ Edward W. Barnholt Edward W. Barnholt
	Director		Director

By:	/s/ Philippe Bourguignon Philippe Bourguignon	By:	/s/ Scott D. Cook Scott D. Cook
	Director		Director

By:	/s/ William C. Ford, Jr. William C. Ford, Jr.	By:	/s/ Dawn G. Lepore Dawn G. Lepore
	Director		Director

By:	/s/ David M. Moffett David M. Moffett	By:	/s/ Richard T. Schlosberg, III Richard T. Schlosberg, III
	Director		Director

By:	/s/ Thomas J. Tierney Thomas J. Tierney
Director

Date: February 19, 2009

EXHIBIT INDEX

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

2.01	Sale and Purchase Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule 1 thereto.		8-K	000-24821	9/15/2005
2.02	Earn Out Agreement dated as of September 11, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
2.03+	Form of Option Assumption Agreement.		8-K	000-24821	10/18/2005
2.04+	Form of EMI Rollover Agreement.		8-K	000-24821	10/18/2005
2.05	Amendment No. 1 to Earn Out Agreement dated as of December 29, 2005, by and among Registrant, Skype Technologies S.A. and the parties identified on Schedule I thereto.		10-K	000-24821	2/24/2006
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005
3.02	Registrant’s Amended and Restated Bylaws.		8-K	000-24821	10/3/2008
4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998
4.02	Registration Rights Agreement dated as of September 11, 2005, by and among Registrant and the parties identified on Schedule I thereto.		8-K	000-24821	9/15/2005
10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998
10.02+	Registrant’s 1996 Stock Option Plan, as amended.		S-1	333-59097	7/15/1998
10.03+	Registrant’s 1997 Stock Option Plan, as amended.		10-K	000-24821	2/28/2007
10.04+	Registrant’s 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007
10.05+	Form of Stock Bonus Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.06+	Form of Stock Option Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.07+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007
10.08+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007
10.09+	Registrant’s 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007
10.10+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007
10.11+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.12+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007
10.13+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007
10.14+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004
10.15+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007
10.16+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.17+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006
10.18+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008
10.19+	Registrant’s 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008
10.20+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008
10.21+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005
10.22+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007
10.23+	Employment Letter Agreement dated January 16, 1998, between Margaret C. Whitman and Registrant.		S-1	333-59097	8/19/1998
10.24+	Stock Option Agreement dated June 9, 1998 between Registrant and Scott D. Cook.		10-K	000-24821	3/31/2003
10.25+	Employment Letter Agreement dated August 20, 1998, between Michael R. Jacobson and Registrant.		S-1	333-59097	9/1/1998
10.26+	Offer Letter to John Donahoe dated November 16, 2004.		8-K	000-24821	2/24/2005
10.27+	Offer Letter to Elizabeth Axelrod dated December 7, 2004 and addendum thereto dated February 16, 2005.		8-K	000-24821	3/10/2005
10.28+	Offer Letter to Robert H. Swan dated February 10, 2006.		8-K	000-24821	2/21/2006
10.29+	Letter Agreement regarding supplemental relocation assistance dated July 12, 2006 to Robert H. Swan.		8-K	000-24821	7/13/2006
10.30+	Employment Letter Agreement between Margaret C. Whitman and Registrant.		10-Q/A	000-24821	4/24/2008
10.31+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant.		10-Q/A	000-24821	4/24/2008
10.32+	Employment Letter Agreement dated March 31, 2008, between Rajiv Dutta and Registrant.		10-Q/A	000-24821	4/24/2008
10.33+	Offer Letter to Alan C. Marks dated March 27, 2008.		10-Q	000-24821	7/24/2008

		Filed with	Incorporated by Reference
No.	Exhibit Description	this 10-K	Form	File No.	Date Filed

10.34+	Separation Agreement dated August 21, 2008 between Rajiv Dutta and Registrant.		10-Q	000-24821	10/23/2008
10.35+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008
10.36	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006
10.37	Amendment Agreement dated as of August 2, 2007, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		8-K	000-24821	8/3/2007
10.38	Second Amendment Agreement dated September 5, 2008, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		10-Q	000-24821	10/23/2008
10.39	Form of Earn Out Settlement Agreement dated as of September 28, 2007 among Registrant, Skype Luxembourg Holdings S.a.r.l., Skype Technologies S.A., Herho Holdings B.V. and each Earn Out Seller.		8-K	000-24821	10/1/2007
12.01	Statement regarding computation of ratio of earnings to fixed charges.	X
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates a management contract or compensatory plan or arrangement