Form 10-Q
period 2009-03-31
EBAY INC
filed 2009-04-28
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24821

eBay Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2145 Hamilton Avenue	95125 (Zip Code)
San Jose, California
(Address of principal executive offices)

(408) 376-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2009 there were 1,286,592,353 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2008	March 31, 2009

	(in thousands, except par value amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,188,928	$3,057,159
Short-term investments	163,734	180,285
Accounts receivable, net	435,197	392,049
Loans receivable, net	570,071	507,568
Funds receivable and customer accounts	1,467,962	1,584,759
Other current assets	460,698	439,214

Total current assets	6,286,590	6,161,034
Long-term investments	106,178	89,361
Property and equipment, net	1,198,714	1,197,420
Goodwill	7,025,398	6,783,093
Intangible assets, net	736,134	657,487
Other assets	239,425	239,392

Total assets	$15,592,439	$15,127,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,332	$160,174
Funds payable and amounts due to customers	1,467,962	1,584,759
Accrued expenses and other current liabilities	784,774	792,188
Deferred revenue and customer advances	181,596	193,203
Income taxes payable	100,423	29,600
Borrowings from credit agreement	1,000,000	400,000

Total current liabilities	3,705,087	3,159,924
Deferred and other tax liabilities, net	753,965	804,317
Other liabilities	49,529	47,839

Total liabilities	4,508,581	4,012,080

Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,282,025 and 1,286,468 shares outstanding	1,470	1,475
Additional paid-in capital	9,585,853	9,645,550
Treasury stock at cost, 188,200 and 188,243 shares	(5,376,970)	(5,377,090)
Retained earnings	5,970,020	6,327,133
Accumulated other comprehensive income	903,485	518,639

Total stockholders’ equity	11,083,858	11,115,707

Total liabilities and stockholders’ equity	$15,592,439	$15,127,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2008	2009
	(in thousands, except per share amounts) (Unaudited)
Net revenues	$2,192,223	$2,020,586
Cost of net revenues	525,412	573,386

Gross profit	1,666,811	1,447,200

Operating expenses:
Sales and marketing	514,554	403,316
Product development	176,760	201,516
General and administrative	281,721	268,291
Provision for transaction and loan losses	86,165	81,234
Amortization of acquired intangible assets	54,834	63,468
Restructuring	—	6,611

Total operating expenses	1,114,034	1,024,436

Income from operations	552,777	422,764
Interest and other income, net	26,744	18,092

Income before income taxes	579,521	440,856
Provision for income taxes	(119,803)	(83,743)

Net income	$459,718	$357,113

Net income per share:
Basic	$0.34	$0.28

Diluted	$0.34	$0.28

Weighted average shares:
Basic	1,333,791	1,283,810

Diluted	1,343,989	1,287,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2008	2009
	(in thousands) (Unaudited)
Net income	$459,718	$357,113

Other comprehensive income:
Foreign currency translation	268,634	(396,218)
Unrealized (losses) gains on investments, net	(275,686)	17,291
Unrealized (losses) gains on hedging activities	(9,706)	935
Estimated tax benefit (provision) on above items	106,869	(6,854)

Net change in accumulated other comprehensive income (loss)	90,111	(384,846)

Comprehensive income (loss)	$549,829	$(27,733)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2008	2009
	(in thousands) (Unaudited)
Cash flows from operating activities:
Net income	$459,718	$357,113
Adjustments:
Provision for transaction and loan losses	86,165	81,234
Depreciation and amortization	165,980	197,289
Stock-based compensation	87,381	113,846
Changes in assets and liabilities	(33,002)	(80,955)

Net cash provided by operating activities	766,242	668,527

Cash flows from investing activities:
Purchases of property and equipment, net	(134,644)	(90,934)
Principal loans receivable, net of collections	—	46,204
Purchases of investments	(9,310)	(13,594)
Maturities and sales of investments	4,017	5,944
Acquisitions, net of cash acquired	(148,964)	—
Other	(45,462)	321

Net cash used in investing activities	(334,363)	(52,059)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,992	2,826
Repurchases of common stock, net	(992,561)	—
Excess tax benefits from stock-based compensation	1,013	2
Tax witholdings related to net share settlements of restricted stock awards and units	(11,324)	(17,348)
Payments on line of credit	(200,000)	(600,000)

Net cash used in financing activities	(1,182,880)	(614,520)

Effect of exchange rate changes on cash and cash equivalents	94,992	(133,717)

Net decrease in cash and cash equivalents	(656,009)	(131,769)
Cash and cash equivalents at beginning of period	4,221,191	3,188,928

Cash and cash equivalents at end of period	$3,565,182	$3,057,159

Supplemental cash flow disclosures:
Cash paid for interest	$851	$2,994
Cash paid for income taxes	81,978	133,162
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	4,398	—

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

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later (which we acquired in November 2008). Our Communications segment, which consists of Skype, enables Voice over Internet Protocol (VoIP) calls between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones.

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

The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as a non-controlling interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting, where our share of the investees’ results of operations is not included in our condensed consolidated statement of income, and the cost basis of our investments is included in long-term investments.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), (ii) FSP Statement of Financial Accounting Standard (SFAS) 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP SFAS 115-2 and SFAS 124-2), and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP SFAS 107 and APB 28-1),

each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the potential impact of these Staff Positions.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

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

	Three Months Ended March 31,
	2008	2009
Numerator:
Net income	$459,718	$357,113

Denominator:
Weighted average common shares—basic	1,333,791	1,283,810
Dilutive effect of equity incentive plans	10,198	4,004

Weighted average common shares—diluted	1,343,989	1,287,814

Net income per share:
Basic	$0.34	$0.28

Diluted	$0.34	$0.28

Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	94,884	128,097

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended March 31, 2009 (in thousands):

	December 31, 2008	Goodwill Acquired	Adjustments	March 31, 2009
Reportable segments:
Marketplaces	$3,053,139	$—	$(119,125)	$2,934,014
Payments	2,163,057	—	(3,219)	2,159,838
Communications	1,836,562	—	(119,961)	1,716,601

	$7,052,758	$—	$(242,305)	$6,810,453

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2008 and March 31, 2009, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The adjustments to goodwill during the three months ended March 31, 2009 were due primarily to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows (in thousands, except years):

	December 31, 2008				March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life

				(years)				(years)
Intangible assets:
Customer lists and user base	$756,829	$(415,238)	$341,591	6	$743,631	$(440,427)	$303,204	6
Trademarks and trade names	638,930	(393,353)	245,577	5	611,455	(406,898)	204,557	5
Developed technologies	199,893	(111,973)	87,920	3	197,510	(121,262)	76,248	3
All other	126,381	(64,803)	61,578	4	146,318	(72,536)	73,782	4

	$1,722,033	$(985,367)	$736,666		$1,698,914	$(1,041,123)	$657,791

As of December 31, 2008 and March 31, 2009, the net carrying amount of intangible assets related to our equity investments included above was approximately $0.5 million and $0.3 million, respectively. All of our identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets was $62.0 million and $80.3 million for the three months ended March 31, 2008 and 2009, respectively.

Note 4 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (CODM) to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications.

The following tables summarize the financial performance of our operating segments (in thousands):

	Three Months Ended March 31, 2008
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$1,484,317	$581,579	$126,327	$2,192,223
Direct costs	832,079	448,996	107,345	1,388,420

Direct contribution	$652,238	$132,583	$18,982	803,803

Operating expenses and indirect costs of net revenues				251,026

Income from operations				552,777
Interest and other income, net				26,744

Income before income taxes				$579,521

	Three Months Ended March 31, 2009
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$1,224,449	$642,958	$153,179	$2,020,586
Direct costs	671,614	530,969	116,915	1,319,498

Direct contribution	$552,835	$111,989	$36,264	701,088

Operating expenses and indirect costs of net revenues				278,324

Income from operations				422,764
Interest and other income, net				18,092

Income before income taxes				$440,856

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

Note 5 — Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$3,057,159	$3,057,159	$—

Total cash and cash equivalents	3,057,159	3,057,159	—

Short-term investments:
Restricted cash	18,618	18,618	—
Equity instruments	150,738	150,738	—
Time deposits	10,929	—	10,929

Total short-term investments	180,285	169,356	10,929

Derivatives	55,295	—	55,295
Long-term restricted cash	3,793	3,793	—
Corporate debt securities	4,991	—	4,991
Long-term time deposits	77	—	77

Total financial assets	$3,301,600	$3,230,308	$71,292

Liabilities:
Derivatives	$7,411	$—	$7,411

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of March 31, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2009, we had a total of $1.6 billion in cash withdrawals offsetting our $1.7 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Note 6 — Derivative Instruments:

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency exchange contracts that qualify as hedges under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and intercompany transactions denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. All outstanding derivatives that qualify for hedge accounting under SFAS 133 are recognized on the balance sheet at fair value and their changes in fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and is subsequently reclassified into the financial statements line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. We also hedge our exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting under SFAS 133. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in interest and other income, net, in the condensed consolidated statement of income. Our derivatives program is not designed for trading or speculative purposes.

Our derivative instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting the counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Fair Value of Derivative Contracts: Derivative instruments are reported at fair value as follows (in thousands):

	Derivative Assets Reported in Other Current Assets	Derivative Liabilities Reported in Accrued Expenses and Other Current Liabilities
	March 31, 2009	March 31, 2009
Foreign exchange contracts designated as cash flow hedges	$47,597	$6,310
Foreign exchanges contracts not designated as hedging instuments	7,698	1,101

Total fair value of derivative instruments	$55,295	$7,411

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss): The following table represents only the balance of derivative contracts under SFAS 133 as of December 31, 2008 and March 31, 2009, and the impact of designated derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2009 (in thousands):

	December 31, 2008	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to income (effective portion)	March 31, 2009
Unrealized gains on cash flow hedges	$40,352	$(13,216)	$14,151	$41,287

Effect of Derivative Contracts on Condensed Consolidated Statement of Income: The following table provides the effectiveness and location of the realized gains related our derivative instruments (in thousands):

	Location of gain recognized in the condensed consolidated statement of income	Three Months Ended March 31, 2009

Foreign exchange contracts designated as cash flow hedges	Net revenues	$14,151
Foreign exchanges contracts not designated as hedging instuments	Interest and other income, net	14,442

Total gain recognized from dervative contracts in the condensed consolidated statement of income		$28,593

Note 7 — Commitments and Contingencies

Credit Agreement

As of March 31, 2009, we had $400.0 million outstanding and $1.4 billion available under our credit agreement. The interest rate at March 31, 2009 was 2.40%. As of March 31, 2009, we were in compliance with the financial covenants associated with the credit agreement. Lehman Brothers Commercial Bank was a participating lender in our $2.0 billion credit agreement. As a result of the bankruptcy of its parent company, the availability under our credit agreement was effectively reduced by Lehman’s commitment of $160.0 million.

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged violations of parallel import laws, for alleged non-compliance of consumer protection laws or in connection with paid search advertisements. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference hearing. The claim construction hearing and trial date are not yet set. The U.S. Patent and Trademark Office has accepted reexamination on all five Net2Phone patents that are the subject of the lawsuit. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleges claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. The complaint seeks treble damages and an injunction. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the class action complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The class certification motion is scheduled for July 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The U.S. District Court for the Eastern District of Texas has granted defendants’ motion to transfer venue and moved the case to the U.S. District Court for the Northern District of California. The court in the Northern District of California has not yet set a schedule, and is likely to do so at the initial case management conference in June 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 144,000 users have sued IAC over this breach in several lawsuits in Korean courts and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit. In December 2008, the Korea Consumer Agency (KCA) made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $37-$75) to consumers who had complained to it as a result of such breach. IAC rejected this non-binding recommendation and did not make any payments, and this KCA process has ended.

Skype licenses peer-to-peer communication technology from Joltid Limited pursuant to a license agreement between the parties. The parties had been discussing a dispute over the license. In March 2009, Skype Technologies S.A. filed a claim in the English High Court of Justice (No. HC09C00756) against Joltid Limited. Following the filing of the claim, Joltid purported to terminate the license agreement between the parties. In particular, Joltid has alleged that Skype should not possess, use or modify certain software code and that, by doing so, and by disclosing such code in certain U.S. patent cases pursuant to orders from U.S. courts, Skype has breached the license agreement. On the basis of, among other things, the parties’ mutual dealings since the execution of the license agreement, Skype asked the English High Court for declaratory relief, including findings that Skype is not in breach of the license agreement, that Joltid’s notice of breach and subsequent notice of termination are invalid, and that Joltid has certain indemnity obligations in relation to the U.S. patent proceedings. A pre-trial hearing is scheduled for June 2009. Although Skype is confident of its legal position, as with any litigation, there is the possibility of an adverse result if the matter is not resolved through negotiation. In such event, Skype would be adversely affected and the continued operation of Skype’s business as currently conducted would likely not be possible.

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

Note 8 — Stock-Based Plans

Stock Options

The following table summarizes stock option activity for the three-month period ended March 31, 2009 (in thousands):

Shares
Outstanding at January 1, 2009	116,060
Granted	6,785
Exercised	(1,036)
Forfeited/expired/cancelled	(14,086)

Outstanding at March 31, 2009	107,723

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (for new hires) and 12.5% six months from the date of grant (for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, in either case based on the optionee’s continuing service to eBay, and generally expire seven to ten years from the date of grant. The weighted average exercise price of stock options granted and assumed during the period was $10.72 per share and the related weighted average grant date fair value was $4.05 per share.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three-month period ended March 31, 2009 (in thousands):

Units
Outstanding at January 1, 2009	26,821
Awarded	21,296
Vested	(5,018)
Forfeited	(892)

Outstanding at March 31, 2009	42,207

In general, restricted stock units (RSU) vest over three to five years and are subject to the recipient’s continuing service to eBay. In general, RSUs vest over four years at the rate of 25% a year on each anniversary of the grant date. The cost of restricted stock units is determined using the fair value of our common stock on the date of grant. The weighted average grant date fair value for restricted stock units awarded during the period was $10.58 per share.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2008 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Cost of net revenues	$10,525	$14,784
Sales and marketing	23,791	33,686
Product development	23,493	30,679
General and administrative	29,572	34,697

Total stock-based compensation expense	$87,381	$113,846

Total stock-based compensation expense included in capitalized development costs was $2.2 million and $2.3 million for the three months ended March 31, 2008 and 2009, respectively.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
Risk-free interest rates	2.2%	1.6%
Expected lives (in years)	3.8	3.8
Dividend yield	0%	0%
Expected volatility	32%	47%

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

Note 9 — Restructuring

In October 2008, we implemented a strategic reduction of our existing global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses. As a result of this initiative, we estimate that we will incur aggregate costs of approximately $60.0 million to $65.0 million. During the three months ended March 31, 2009, total restructuring charges were $6.6 million.

A summary of the restructuring and other costs by segment recognized during the three months ended March 31, 2009 are as follows (in thousands):

	Employee Severance and Benefits	Facilities	Total
Amounts incurred in 2009:
Marketplaces	$6,615	$692	$7,307
Payments	(709)	13	(696)

Cumulative amount incurred as of March 31, 2009	$5,906	$705	$6,611

The following table summarizes the restructuring activity during the three months ended March 31, 2009 (in thousands):

	Employee Severance and Benefits	Facilities	Total
Accrued liability as of January 1, 2009	$(14,200)	$(946)	$(15,146)
Charges	(5,906)	(705)	(6,611)
Payments	12,449	412	12,861
Adjustment	736	7	743

Accrued liability as of March 31, 2009	$(6,921)	$(1,232)	$(8,153)

Adjustments reflect the impact of foreign currency translation.

Note 10 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the three-month period ended March 31, 2009 (in thousands):

Gross amounts of unrecognized tax benefits as of the beginning of the period	$701,374
Increases in unrecognized tax benefits for tax positions taken during the period	43,589
Changes in unrecognized tax benefits for prior period tax positions	—

Gross amounts of unrecognized tax benefits as of March 31, 2009	$744,963

As of March 31, 2009 our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase of these liabilities in the current period relate primarily to the allocation of revenue and costs among our global operations. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in provision for income taxes. The amount of interest and penalties accrued at March 31, 2009 was approximately $59.4 million.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 through 2005 tax years. The material jurisdictions that are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S., California, France, Germany, Italy, Switzerland and Singapore.

Note 11 — Subsequent Events

On April 15, 2009 in the United States (and April 16, 2009 in Korea), we entered into a definitive agreement to acquire Gmarket Inc. The definitive agreement provides that we will make a cash tender offer of $24.00 per share for all outstanding Gmarket common shares and American Depositary Shares, for a total purchase price of up to approximately $1.2 billion assuming all outstanding Gmarket shares are tendered. In addition, we agreed to purchase 23.1 million newly-issued common shares from Gmarket for a per share price of $24.00, or an aggregate amount of $555.1 million in cash. Concurrently we entered into a separate agreement with Gmarket providing for the purchase by Gmarket of all of the shares of Internet Auction Co., Ltd., a subsidiary of eBay, currently held by eBay for an aggregate amount equal to $555.1 million in cash. The transaction is expected to be completed by the end of the second quarter of 2009.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II —Item 1A: Risk Factors,” of this Quarterly Report on Form 10-Q as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our payments segment is comprised of our online payment solutions — PayPal (which enables individuals and businesses to securely, easily and quickly send and receive payments online in approximately 190 markets worldwide) and Bill Me Later (which we acquired in November 2008 and which enables online U.S. merchants to offer, and U.S. consumers to obtain, transactional credit at the point of sale). Our Communications segment, which consists of Skype, enables Voice over Internet Protocol (VoIP) calls between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones.

For the three months ended March 31, 2009, net revenues decreased 8% to $2.0 billion, diluted earnings per share decreased from $0.34 to $0.28 and operating cash flow decreased 13% to $668.5 million, compared to the same period of the prior year. While our Marketplaces segment, in total, experienced a decrease in revenue of 18%, our Payments and Communications segments achieved revenue growth rates of 11% and 21%, respectively. Although our operating margin decreased four percentage points to 21%, our Marketplaces and Communications segment margins increased 1% and 9%, respectively, while our Payments segment margin decreased 5%, due primarily to our acquisition of Bill Me Later during the fourth quarter of 2008.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include gross merchandise volume (GMV), number of sold items, net total payment volume (TPV), Merchant Services net total payment volume, SkypeOut Minutes, free cash flow (operating cash flow less capital expenditures), and revenue, excluding acquisitions and foreign currency impact.

Outlook

We expect revenues and net income in the second quarter of 2009 to continue to be impacted by weak consumer spending, along with the negative impact resulting from foreign exchange and lower interest rates, both of which will continue to have a significant impact on our businesses. Consistent with recent trends, we assume that the declines in GMV and TPV will remain stable with Q1 2009 levels, excluding the impact of foreign currency fluctuations. In addition, with respect to our Marketplaces segment, we expect our take rate will decline as more sellers qualify for discounts. We also expect advertising to be softer in light of recent trends.

Results of Operations

Net Revenues

Our net transaction revenues from our Marketplaces segment are derived primarily from listing and final value fees paid by sellers. For our Payments segment, net transaction revenues are generated primarily by fees paid by merchants for payment processing services. Our Communications segment net transaction revenues are generated primarily from fees charged to users to connect Skype’s VoIP product to traditional fixed-line and mobile telephones. These fees are charged on a per-minute basis or on a subscription basis, and we refer to these minutes as SkypeOut minutes.

Our marketing services and other revenues are generated from all three of our business segments. Our marketing services are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees and lead referral fees. Our other revenues are derived principally from interest earned from banks on certain PayPal customer account balances, interest and fees earned on the Bill Me Later loan portfolio and from contractual arrangements with third parties that provide services to our users.

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, Skype user’s Internet protocol address, online property that generates advertising, or other service provider, as the case may be, is located. Because we generate the majority of our revenue internationally, fluctuations in foreign currency exchange rates impact our results of operations. For the three months ended March 31, 2009, foreign currency movements against the dollar negatively impacted net revenues by approximately $191.6 million compared to the prior year. On a business segment basis for the three months ended March 31, 2009, foreign currency movements against the dollar negatively impacted Marketplaces, Payments and Communications net revenues by approximately $141.1 million, $28.9 million and $21.6 million, respectively, compared to the prior period.

The following table sets forth the breakdown of net revenues by type, segment and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended		Percent Change
	March 31, 2008	March 31, 2009
	(in thousands, except percent changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,267,633	$1,033,827	(18%)
Payments	559,720	604,833	8%
Communications	119,791	143,238	20%

Total net transaction revenues	1,947,144	1,781,898	(8%)
Marketing services and other revenues
Marketplaces	216,684	190,622	(12%)
Payments	21,859	38,125	74%
Communications	6,536	9,941	52%

Total marketing services and other revenues	245,079	238,688	(3%)

Total net revenues	$2,192,223	$2,020,586	(8%)

Net Revenues by Segment:
Marketplaces	$1,484,317	$1,224,449	(18%)
Payments	581,579	642,958	11%
Communications	126,327	153,179	21%

Total net revenues	$2,192,223	$2,020,586	(8%)

Net Revenues by Geography:
U.S.	$1,024,272	$968,584	(5%)
International	1,167,951	1,052,002	(10%)

Total net revenues	$2,192,223	$2,020,586	(8%)

	Three Months Ended
	March 31, 2008	March 31, 2009
	(in millions)
Supplemental Operating Data:
Marketplaces Segment:
Gross merchandise volume (1)	$16,036	$12,871
Payments Segment:
Net total payment volume (2)	$14,417	$15,859
Communications Segment:
Registered users (3)	309.3	443.2
SkypeOut Minutes (4)	1,730.6	2,856.8

(1)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.
(2)	Total dollar volume of payments, net of payment reversals, successfully completed through our payments network or on Bill Me Later accounts during the period, excluding the payment gateway business.
(3)	Cumulative number of unique user accounts, which includes users who may have registered via non-Skype based websites, as of the end of the period. Users may register more than once and, as a result, may have more than one account.
(4)	Cumulative number of minutes that Skype users were connected with Skype’s VoIP product to traditional fixed-line and mobile telephones.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Percent change from prior quarter	3%	4%	3%	15%
2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Percent change from prior quarter	1%	0%	(4%)	(4%)
2009
Net revenues	$2,020,586	N/A	N/A	N/A
Percent change from prior quarter	(1%)

We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues decreased $233.8 million, or 18%, during the first quarter of 2009 compared to the same period of the prior year, which is consistent with the 20% decrease in our GMV over the same period. GMV generated by our largest category, vehicles, declined 35%, in-line with the decline in the automotive market generally. Excluding vehicles, GMV decreased 16% due primarily to decreases in our consumer electronics, clothing and apparel and parts and accessories categories. The revenue decrease was attributable to the impact of a strengthening dollar and the decline of the core business in difficult macroeconomic conditions. In addition, pricing changes and seller discounts had a negative impact on revenue growth.

Marketplaces net transaction revenues earned internationally declined 23% to $530.6 million during the first quarter of 2009 from $686.2 million during the first quarter of 2008, representing 51% and 54% of total Marketplaces net transaction revenues in those periods, respectively. The decline in Marketplaces net transaction revenues earned internationally is due primarily to the negative impact of foreign currency movements against the dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $45.1 million, or 8%, during the first quarter of 2009, compared to the same period of the prior year, which is consistent with our increase in net TPV of 10% during the same period. Payments net transaction revenues increased due primarily to growth in our Merchant Services business. The continued increase in PayPal penetration on eBay partially offset the negative impact of lower GMV on revenue. Our Merchant Services net TPV experienced 26% growth during the first quarter of 2009, compared to the same period of the prior year and represented 53% of PayPal’s net TPV during the first quarter of 2009. The increase in our Merchant Services business is due primarily to an increase in the number of online merchants offering PayPal as a payment option, as well as an increase in the use of PayPal by existing merchants.

Payments net transaction revenues earned internationally totaled $267.0 million and $241.6 million during the first quarter of 2009 and 2008, respectively, representing 44% and 43% of total Payments net transaction revenues, respectively.

Communications Net Transaction Revenues

Communications net transaction revenues increased $23.4 million, or 20%, during the first quarter of 2009, compared to the same period of the prior year. The increase in net transaction revenues was due primarily to a 65% increase in SkypeOut minutes during the first quarter of 2009 compared to the same period of the prior year. The increase in SkypeOut minutes was due primarily to the growth in the cumulative number of Skype registered users to 443.2 million at March 31, 2009 from 309.3 million at March 31, 2008. We believe that the growth in Skype registered users was primarily due to its marketing activities, strategic partnership initiatives and the expansion of its product offerings.

Net transaction revenues from Communications earned internationally totaled $116.8 million and $99.5 million during the first quarter of 2009 and 2008, respectively, representing 82% and 83% of total Communications net transaction revenues, respectively. Skype transaction revenue is primarily generated in Europe.

Marketing Services and Other Revenues

Marketing services and other revenues decreased $6.4 million, or 3%, during the first quarter of 2009 compared to the same period of the prior year, and represented 12% of total net revenues during the first quarter of 2009 compared to 11% of total net revenues during the first quarter of 2008. The decline in marketing services and other revenues was due primarily to a decrease in Shopping.com revenue related to the impact of rule changes made by third-party search engines that adversely affected click-though traffic to retailers from our Shopping.com website and reduced associated fees. Additionally, a decline in interest rates reduced interest earned on certain PayPal customer account balances. These decreases were partially offset by interest income generated from our Bill Me Later loan portfolio (acquired on November 7, 2008) and an increase in our Classifieds business primarily attributable to Den Blå Avis and BilBasen (acquired on October 6, 2008).

Summary of Cost of Net Revenues, Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in cost of net revenues, operating expenses, non-operating items and provision for income taxes:

	Three Months Ended March 31,		Change from 2008 to 2009
(in thousands, except percentages)	2008	2009	in Dollars	in %
Cost of net revenues	$525,412	$573,386	$47,974	9%
Sales and marketing	514,554	403,316	(111,238)	(22%)
Product development	176,760	201,516	24,756	14%
General and administrative	281,721	268,291	(13,430)	(5%)
Provision for transaction and loan losses	86,165	81,234	(4,931)	(6%)
Amortization of acquired intangible assets	54,834	63,468	8,634	16%
Restructuring	—	6,611	6,611	100%
Interest and other income, net	26,744	18,092	(8,652)	(32%)
Provision for income taxes	119,803	83,743	(36,060)	(30%)

Cost of Net Revenues

	Three Months Ended
	March 31, 2008	March 31, 2009
	(In thousands, except percentages)
Cost of net revenues	$525,412	$573,386
As a percentage of net revenues	24.0%	28.4%

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

The increase in cost of net revenues in the first quarter of 2009 of $48.0 million, or 9%, compared to the same period in the prior year, was due primarily to an increase in customer support and site operations costs, Skype telecommunication costs, Bill Me Later interest related charges and amortization of developed technology. Aggregate customer support and site operations costs increased approximately $28.0 million, or 13%, due primarily to the development and expansion of our customer support and site operations infrastructure. Skype telecommunications costs increased by $8.5 million, or 13%, due to the increase in SkypeOut minutes. Amortization of developed technology increased $5.0 million, or 83%, due to the amortization of acquired intangible assets associated with businesses acquired in 2008. Interest charges related to Bill Me Later (acquired on November 7, 2008) were $2.9 million. Cost of net revenues increased as a percentage of net revenues primarily as a result of the growth of our lower gross margin businesses, particularly PayPal and Skype.

Sales and Marketing

	Three Months Ended
	March 31, 2008	March 31, 2009
	(In thousands, except percentages)
Sales and marketing	$514,554	$403,316
As a percentage of net revenues	23.5%	20.0%

Sales and marketing expenses consist primarily of advertising costs, marketing programs and employee compensation for sales and marketing staff.

The decrease in sales and marketing expenses in the first quarter of 2009 of $111.2 million, or 22%, compared to the same period of the prior year, was due primarily to a decline in marketing and advertising program costs. During the first quarter of 2009, marketing expenses were lower primarily due to reduced marketing spend and a shift in focus from customer acquisition to customer retention (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense). Sales and marketing expense as a percentage of net revenues during the first quarter of 2009 decreased from the same period of the prior year due to lower, more efficient spending within our Marketplaces segment as well as the growth of our Payments and Communications segments, each of which has a lower relative sales and marketing expenses than our Marketplaces segment.

Product Development

	Three Months Ended
	March 31, 2008	March 31, 2009
	(In thousands, except percentages)
Product development	$176,760	$201,516
As a percentage of net revenues	8.1%	10.0%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. These capitalized costs totaled $26.0 million and $24.7 million during the first quarter of 2009 and 2008, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased in the first quarter of 2009 by $24.8 million, or 14%, compared to the same period of the prior year. Product development also increased as a percentage of revenue, period over period. The increase in both dollars and as a percentage of revenue, was due primarily to an increase in employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities – search, catalog, platform, and user experience.

General and Administrative

	Three Months Ended
	March 31, 2008	March 31, 2009
	(In thousands, except percentages)
General and administrative	$281,721	$268,291
As a percentage of net revenues	12.9%	13.3%

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, insurance and professional fees.

The decrease in general and administrative expenses in the first quarter of 2009 of $13.4 million, or 5%, compared to the same period of the prior year, was due primarily to decreases in employee-related and contractor costs partially offset by acquisition related costs and the impact of the change in foreign currency rates. General and administrative expenses as a percentage of net revenue in the first quarter of 2009 increased slightly due to a decline in net revenues year over year.

Provision for Transaction and Loan Losses

	Three Months Ended
	March 31, 2008	March 31, 2009
	(In thousands, except percentages)
Provision for transaction and loan loss	$86,165	$81,234
As a percentage of net revenues	3.9%	4.0%

Provision for transaction and loan losses primarily consists of bad debt expense associated with our accounts receivable balance, loan reserves associated with our Bill Me Later loan receivable balance, PayPal transaction loss expense, as well our losses resulting from our customer protection programs.

The decrease in the provision for transaction and loan losses during the first quarter of 2009 of $4.9 million, or 6%, compared to the same period of the prior year, was due primarily to decreases in bad debt expense and customer protections programs, partially offset by an increase in PayPal transaction loss expense and the provision for loan losses associated with our Bill Me Later business (acquired on November 7, 2008).

Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31, 2008	March 31, 2009
	(In thousands, except percentages)
Amortization of acquired intangible assets	$54,834	$63,468
As a percentage of net revenues	2.5%	3.1%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses to accelerate category and geographic expansion, improve the features, functions, and formats available to our users and maintain a leading role in ecommerce, online payments and online communications. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired amortizable intangibles during the first quarter of 2009, compared to the same period of the prior year, was due to the business acquisitions that we completed during the year ended December 31, 2008.

Restructuring

During the first quarter of 2009, total restructuring charges amounted to $6.6 million. The restructuring charges incurred during the period primarily related to employee severance and benefits. Once completed, the restructuring activities are expected to result in an annual cost savings of approximately $150.0 million. See “Note 9 — Restructuring” to the condensed consolidated financial statements included in this report.

Interest and Other Income, Net

	Three Months Ended
	March 31, 2008	March 31, 2009
	(In thousands, except percentages)
Interest and other income, net	$26,744	$18,092
As a percentage of net revenues	1.2%	0.9%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture and equity investment results, interest expense consisting of interest charges on the amount drawn under our credit agreement and certain accrued contingencies, excluding interest related to Bill Me Later, which is included in cost of net revenues, and other miscellaneous transactions not related to our primary operations.

The decrease in interest and other income, net, during the first quarter of 2009, as compared to the same period of the prior year, was due primarily to lower interest income generated by lower interest rates that were earned on lower average cash, cash equivalents and investments balances during the first quarter of 2009.

Provision for Income Taxes

	Three Months Ended
	March 31, 2008	March 31, 2009
	(In thousands, except percentages)
Provision for income taxes	$119,803	$83,743
As a percentage of net revenues	5.5%	4.1%
Effective tax rate	21%	19%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes and subsidiary losses for which we have not provided a benefit and other factors that impact the effective tax rate.

The lower effective tax rate in the first quarter of 2009, compared to the same period of the prior year, was due to the expansion of our international operations resulting in favorable changes to a shift in our profitability mix.

Liquidity and Capital Resources

Cash Flows

	Three months ended March 31,
	2008	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$766,242	$668,527
Investing activities	(334,363)	(52,059)
Financing activities	(1,182,880)	(614,520)
Effect of exchange rates on cash and cash equivalents	94,992	(133,717)

Net decrease in cash and cash equivalents	$(656,009)	$(131,769)

Operating Activities

We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2008 and 2009 due primarily to non-cash charges to earnings and changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses.

Investing Activities

The net cash used in investing activities in the first quarter of 2009 and 2008 was due primarily to cash paid for the purchase of property and equipment and the acquisition of Fraud Sciences during the first quarter of 2008. Purchases of property and equipment, net totaled $90.9 million and $134.6 million during the first quarter of 2009 and 2008, respectively, related primarily to purchases of computer equipment and software to support our site operations, customer support and international expansion. Cash received from loans receivable, net of collections during the first quarter of 2009 totaled $46.2 million and was related to Bill Me Later.

Financing Activities

The net cash flows used in financing activities of $614.5 million in the first quarter of 2009 was due primarily to the repayment of borrowings under our credit agreement of $600.0 million. We did not repurchase any stock during the first quarter of 2009. The net cash flows used in financing activities of $1.2 billion in the first quarter of 2008 was due primarily to the repurchase of approximately 36.7 million shares of our common stock for an aggregate purchase price of approximately $1.0 billion and the repayment of $200.0 million of net proceeds from borrowings under our credit agreement.

Reported cash and cash equivalents were negatively affected by exchange rates during the first quarter of 2009 due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro. The positive effect of exchange rates on cash and cash equivalents during the first quarter of 2008 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro.

Stock Repurchases

In January 2008, our Board authorized, and we announced, a stock repurchase program of up to $2.0 billion of our common stock. During the three months ended March 31, 2009, we did not repurchase any shares of our common stock. As of March 31, 2009, we have the ability to repurchase up to $656.5 million under our stock repurchase program.

Credit Agreement

As of March 31, 2009, $400.0 million was outstanding and $1.4 billion was available under our credit agreement.

Liquidity and Capital Resource Requirements

At March 31, 2009, we had cash and cash equivalents of $3.1 billion, compared to $3.2 billion at December 31, 2008. At March 31, 2009, we held balances in cash and cash equivalents outside the U.S. in certain of our foreign operations totaling approximately $2.7 billion. If these cash and cash equivalents are distributed to the U.S. we may be subject to additional U.S. taxes in certain circumstances. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any single entity. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We believe that our existing cash and cash equivalents of approximately $3.1 billion, together with cash expected to be generated from operations and cash available through our credit agreement, will be sufficient to fund our operating activities, capital expenditures, announced acquisition activity, Bill Me Later loan portfolio, stock repurchases and other obligations for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2009, we had a total of $1.6 billion in cash withdrawals offsetting our $1.7 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Customer balances held as direct claims against us, primarily PayPal, are included on our consolidated balance sheet in “funds receivable and customer accounts” with an offsetting current liability in “funds payable and amounts due to customers,” and totaled approximately $1.1 billion as of March 31, 2009 and December 31, 2008. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds that are deposited in bank accounts insured by the FDIC on behalf of U.S. customers and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $2.0 billion and $1.9 billion as of March 31, 2009 and December 31, 2008, respectively. The PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

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

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. Our market risk profile has not changed significantly during the first three months of 2009.

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

Investment Risk

As of March 31, 2009, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 92% of our total cash, cash equivalents and investment portfolio, which was held primarily in bank deposits, commercial paper and money market funds. As of March 31, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

The information set forth under “Note 7 - Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•

general economic conditions, including the possibility of a protracted recession in the U.S. and a worldwide economic slowdown; recent disruptions to the credit and financial markets in the U.S. and worldwide; and those economic conditions specific to the Internet, ecommerce and payments industries;

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

•

our ability to successfully integrate and manage businesses that we acquire, including new needs to manage credit risks and bad debts following our acquisition of Bill Me Later in November 2008 and to manage competing marketplaces in Korea following the closing of our recently announced acquisition of Gmarket;

•

the primary and second-order effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); new algorithms for determining which listings appear at the top of searches; changes to buyer and seller feedback criteria; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; new restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; new incentives and rewards for top PowerSellers, including pricing discounts; increased protection for buyers who pay for eligible transactions on eBay.com using PayPal, as well as improved seller protection for U.S. eBay sellers against certain claims, chargebacks and reversals; lower insertion fees for, and extended duration of, listings of fixed-price items; shipping and handling limits on certain categories of items (e.g., media); requiring sellers to accept at least one approved payment method (and restricting sellers from referencing non-permitted payment methods, including paper forms of payment such as checks and money orders), on eBay.com in the U.S. for most categories of items; and recently announced changes (effective June 2009) intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs, requiring sellers to provide additional key information intended to set buyer expectations and reduce seller costs, and changes to the dispute resolution process (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal);

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

•

new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, ecommerce, online payments, or online communications;

•	our ability to meet regulatory requirements as we expand the range and geographical scope of PayPal’s services and the range of services (and marketing programs) offered by Skype;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	our ability to manage PayPal’s payment funding mix;

•	our ability to maintain the transaction loss rate on eBay and in our Payments business;

•	our ability to manage funding costs associated with our Bill Me Later business;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the costs and results of litigation that involves us;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

•

our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	our ability to improve the quality of the user experience on our websites in light of the improved quality generally of the user experience offered by competitive Internet merchants;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card networks and banks;

•	our ability to manage, profitably expand and effectively monetize the Skype business;

•	our ability to manage our businesses following recent reductions in our workforce;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with which we have commercial relations;

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

In April 2009, we announced changes to our Marketplaces business (effective June 2009) intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs, requiring sellers to provide additional key information intended to set buyer expectations and reduce seller costs and changes to the dispute resolution process. We may make further changes in these or other areas in the future.

Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. Given the number of recent changes that we have made to our policies and pricing, it may take a number of our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we expect that some of the features related to our traditional auction-style format will become less meaningful to our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers will become eligible for such discounts.

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

Our Marketplaces and Payments businesses are dependent on consumer purchases. The current economic downturn has resulted in reduced buyer demand and reduced selling prices and may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our PayPal payment service, all of which would adversely affect our business. In addition, an economic downturn will likely adversely affect our advertising revenues and continue to require us to increase our reserves for bad debt and transaction losses. Continuing poor economic conditions will likely continue these trends.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because we conduct a significant and growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies, as happened in the second half of 2008. Net revenues in the three months ended March 31, 2009 were negatively impacted by foreign currency translation of $191.6 million, compared to the same period of the prior fiscal year. Operating income for the three months ended March 31, 2009 was negatively impacted by foreign currency translation of $82.2 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, recent reductions in interest rates have reduced our investment income, including income we earn on PayPal balances, which in turn has materially lowered our net interest income.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S. (where Tiffany & Co. is currently appealing the trial court ruling in favor of eBay), Rolex S.A. in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products and for unboxed and other allegedly nonconforming products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior

Couture cases that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded the plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business.

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if the authorities believe we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. For example, the German Federal Supreme Court has ruled that we may owe duties, under certain circumstances, to content owners and competitors relating to taking reasonable steps to prevent the listing of illegal, counterfeit, and pirated items. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark law or effectively suspended users who have created such listings. We are constantly seeking to improve and modify our efforts to eliminate counterfeit and pirated items. These improvements are in response to ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction as well as in response to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our arguments, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers, which may materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our site, even if factually incorrect, could damage our reputation and our business.

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

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these ongoing suits are described under the heading “Item 1 — Legal Proceedings,” above. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and Communications segments as our services expand in scope and complexity. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

Use of our services for illegal purposes could harm our business.

The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that website. We continue to contest the charges related to this arrest. Similarly, our Korean subsidiary and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, and distance selling laws.

Although we have prohibited the listing of stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or the unlawful sale of goods could harm our business. Certain manufacturers and large retailers have sought new U.S. Federal and state legislation regarding stolen goods that could limit our ability to allow sellers to use our sites without confirming the source of, and their legal rights to sell, the underlying goods. In addition, from time to time we have received significant media attention relating to the listing or sale of unlawful goods and stolen goods using our services. This negative publicity, even if factually incorrect, could damage our reputation, diminish the value of our brand names and make users reluctant to use our services.

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

Furthermore, several court decisions arguably have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. As our websites evolve, challenges to the applicability of these immunities can be expected to continue. In addition, the Paris Court of Commerce has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive internet “hosts” from liability are inapplicable to eBay given that the content in question was provided by users under eBay’s control and authority. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.

Government inquiries may lead to charges or penalties.

A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We currently face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the safety of transactions on our websites, most notably by requiring PayPal to be offered and/or used for certain high-risk transactions or by certain sellers in certain jurisdictions, and we may face similar inquires from other government regulators in the future. For example, the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later’s business practices by state or federal regulators. As a result of the current credit crisis, we expect new laws and regulations to be adopted that impose, among other things, additional obligations and restrictions on providers of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded and our company has grown larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming result in costly litigation, damage awards, injunctive relief, or increased costs of business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.

Beginning in October 2008, buyers who pay for transactions on eBay.com with PayPal are protected on eligible transactions for the full amount of an item’s purchase price if the buyer does not receive the goods they purchased or if the goods differ significantly from what was described by the seller. Furthermore, U.S. sellers on eBay.com have received improved seller protection for eligible transactions in which the seller is paid with PayPal, in that they are covered against payment reversals due to buyer claims of an unauthorized payment or an item that was not received, so long as the seller follows specified shipping and handling practices. We have also enhanced our buyer and seller protections in certain eBay international marketplaces. These changes to PayPal’s buyer protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the full year ended December 31, 2008 and the three months ended March 31, 2009, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $171.5 million and $33.5 million, representing 0.29% and 0.28% of our net Total Payment Volume in each period, respectively. We have recently announced plans to change the dispute resolution process for transactions on eBay.com and eBay.co.uk (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal), which could result in an increase in net transaction losses.

PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems using increasingly sophisticated methods. In addition, PayPal’s service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud or other types of fraud.

PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in PayPal losing the right to accept credit cards for payment. If PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease and result in corresponding decreases in our net Total Payment Volume, in which case our business would further suffer. Bill Me Later is similarly subject to the risk of fraudulent activity associated with merchants, users of the Bill Me Later service and third parties handling its user information, which could increase our exposure to transaction losses and reduce the profitability of Bill Me Later’s business. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

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

Cross-border transactions using our websites generally provide higher revenues and gross margins than similar transactions that take place within a single country or market due to higher transaction fees we earn for those transactions. Cross-border trade has become an increasingly important source of both revenue and profits for us. To the extent that any factors result in a net reduction in cross-border trade, including, among other factors, fluctuations in exchange rates, the application of specific national or regional laws (e.g., selective distribution channel laws and parallel import laws) to users in other countries, or any other factors impose restrictions on, or increase the costs of, shipping goods across national borders, our business would suffer. We believe that recent increases in the relative value of the U.S. dollar versus other currencies have reduced cross-border trade between U.S. sellers and foreign buyers, without a corresponding increase in cross-border traffic in the other direction, adversely affecting our business.

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

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 144,000 users have sued IAC over this breach in several lawsuits in Korean courts and we expect more to do so in the future. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit. In December 2008, the Korea Consumer Agency (KCA) made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $37-$75) to consumers who had complained to it as a result of such breach. IAC rejected this non-binding recommendation and did not make any payments, and this KCA process has ended.

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

We derive an increasing portion of our revenues from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. Recent economic conditions have adversely impacted our advertising revenue. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by Shopping.com. Rule changes made by search engines in 2008 disrupted traffic to our Shopping.com website, which in turn has adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. If we experience a reduction in our advertising revenues due to economic, competitive, technological or other factors, including a reduction in consumer spending due to the current recession in the U.S. and worldwide economic slowdown or if we are unable to provide value to our advertisers, our business and financial results would suffer.

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

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as our acquisition of Bill Me Later, a transactional credit provider, in November 2008 and StubHub, an online ticket marketplace, in February 2007, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

Our success and increased visibility has driven some existing businesses that perceive our business model to be a threat to their business to raise concerns about our business models to policymakers and regulators, particularly in the U.S. and Europe. These established businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. In particular, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights, and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Success in changing the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

Over the last few years some large retailers and their trade associations have sought legislation in a number of states and the U.S. Congress that would make eBay liable for the sale of stolen property or would ban certain categories of goods from sale on our platform, including gift cards and health and beauty products. No such legislation has passed. Nonetheless, the proponents continue to seek passage of such legislation, and if any of these laws are adopted they could harm our business.

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The authority alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers. We intend to vigorously defend against these lawsuits. However, this and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items for some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law in the recent Louis Vuitton Malletier litigation for transactions on our websites worldwide that did not involve French buyers and sellers (see “Item 1 — Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

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

While PayPal currently allows its customers with credit cards to send payments from 190 markets, PalPal only allows customers in 65 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets.

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

In markets other than the U.S., EU, Australia and China, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to Singaporean law or, if it is subject to local laws, whether such local law requires a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. Even if PayPal is not currently required to obtain a license in some jurisdictions, future localization or targeted marketing of PayPal’s service in those countries, or expansion of the financial products offered by PayPal to new jurisdictions (either alone, through a commercial alliance or through an acquisition), could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny. These factors could impose substantial costs and involve considerable delay to the provision or development of its products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans, and could require PayPal to suspend providing products and services to customers in one or more countries.

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

PayPal does not belong to or directly access credit card networks, such as Visa and MasterCard. As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, credit card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal’s credit card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. These increased fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card networks as a result of any rule violations by PayPal or PayPal’s customers. The credit card networks set and interpret the credit card rules. Credit card networks could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

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

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. The proportion of PayPal’s payment volume funded using credit cards has increased over time. In addition, some of PayPal’s newer offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. Also in September 2006, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. This settlement has now been preliminarily approved by the court. Although PayPal did not admit any liability for any of the allegations in the two cases, changes to our disclosure practices could result in increased use of credit card funding, which could harm PayPal’s business.

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

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% and 52%, respectively, of our net revenues in fiscal year 2008 and the first three months of 2009. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

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

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions (e.g., in South Korea relating to its disputes with North Korea); and

•	differing intellectual property laws.

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

We maintain a portion of Shopping.com’s research and development facilities and personnel in Israel, and in January 2008 we acquired Fraud Sciences Ltd., an Israeli company. As a result, political, economic and military conditions in Israel affect those operations. The future of peace efforts between Israel and its neighboring countries remains uncertain. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring countries or other entities could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of our employees in Israel could be required to serve in the military for extended periods of time under emergency circumstances. Our Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect our business.

Acquisitions and joint ventures could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, Bill Me Later in the United States and Den Blå Avis and BilBasen, classified businesses in Denmark. In April 2009, we announced our intention to acquire Gmarket in Korea. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•

diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the number, size and varying scope of our recent acquisitions;

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

Bill Me Later’s operations expose us to new risks.

We acquired Bill Me Later, a company that provides transaction-based credit, in late 2008. Upon acquiring Bill Me Later, we became exposed to new risks.

Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later relies on CIT Bank to extend credit to Bill Me Later customers in order to offer the Bill Me Later service. When a consumer makes a purchase using the Bill Me Later service, CIT Bank funds the consumer loan at the point of sale and advances funds to the merchant. Bill Me Later then purchases the receivable related to the consumer loan extended by CIT Bank. Although CIT Bank continues to own each customer account, Bill Me Later owns the related receivable and is responsible for all servicing functions related to the account. Any termination or interruption of CIT Bank’s services to us, including due to the suspension or termination of CIT Bank’s banking charter, a regulatory challenge to the relationship between CIT Bank and Bill Me Later or the termination of our commercial relationship with CIT Bank for any reason, could materially and adversely affect our ability to offer the Bill Me Later service. Under those circumstances, we would likely be required to either reach a similar arrangement with another chartered financial institution, which may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations. Bill Me Later also relies on third-party merchant processors and payment gateways to process transactions using the Bill Me Later service. For the three months ended March 31, 2009, approximately 82% of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to our payment processing and gateway services would adversely affect the Bill Me Later service.

We currently fund the purchase of receivables related to Bill Me Later accounts through free cash flow generated from our portfolio of businesses and from our existing line of credit. Our existing line of credit may be adversely affected by the impact of current financial conditions on our counterparties. Our ability to securitize receivables related to Bill Me Later accounts has been effectively eliminated by recent disruptions in the credit industry. If we are unable to fund receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of the Bill Me Later business could be significantly and adversely affected.

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

As of March 31, 2009, Bill Me Later had an aggregate consumer loan portfolio of approximately $507.6 million. Like other businesses with significant exposure to losses from consumer loans, the Bill Me Later service faces the risk that account holders will default on their payment obligations, resulting in accounts becoming uncollectible, and the risk of potential charge-offs related to the loan portfolio. The rate at which accounts are charged off as uncollectible, or the credit loss rate, was approximately 8.95% for the quarter ended March 31, 2009. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. The age and rate of growth of a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. Consumers are less likely to miss their payments within the first 12 to 18 months of a loan’s term. When a lender makes fewer loans than it has in the past, the proportion of new loans in its portfolio will decrease and the rate of missed payments and charge-offs in the portfolio will increase. This has been the case with Bill Me Later.

In addition, Bill Me Later faces other risks similar to those faced by PayPal, including the risk of system failures, security breaches or other loss of customer data, fraud, intellectual property claims, compliance failures, and changes to regulations relating to credit offerings described in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties” and “If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfer, money laundering, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.”

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. For example, the State of New York recently passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law, which was recently upheld by a lower level New York court. While this new law does not specifically apply to our businesses it may adversely affect some of our sellers at some point in the future and indirectly harm our business.

From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and has filed suit to enforce collection of taxes they claim are due. In March 2009, the court ruled that StubHub is not required to collect and remit the Amusement Tax. The City of Chicago has requested reconsideration of this ruling and StubHub has sought clarification of the ruling relative to the remaining counts as well. The application of similar existing or future laws could have adverse effects on our business.

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

In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. federal, state, and local governments to require collection and remittance of distant sales tax by out-of-state sellers — bills have been introduced in the U.S. Congress to overturn the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Such legislation may be considered by the U.S. Congress as a way to enable states to increase sales tax revenues and help address significant state budget difficulties caused by the economic downturn. The adoption of any legislation overturning the Quill decision that lacks a robust small business exemption would harm our users and our business.

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

In March 2009, Skype filed a claim in the English High Court of Justice (No. HC09C00756) against Joltid Limited, a licensor of certain peer-to-peer communication technology used in Skype’s business. Following the filing of the claim, Joltid purported to terminate the license agreement between the parties. See Item 1 — Legal Proceedings” above.

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

Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets, and some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets, and new laws and regulations imposing these or other restrictions may be adopted that would limit our or our users’ ability to continue our tickets business. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions.

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. Suits alleging a variety of causes of actions have in the past, and may in the future, be filed against StubHub by venue owners, competitors, ticket buyers and unsuccessful ticket buyers. Such litigation could result in damage awards, could require us to change our business practices in ways that may be harmful to our business, or could otherwise negatively affect our tickets business. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our site and has adversely affected revenue and profits. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster, Live Nation and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which is owned by TicketMaster) and RazorGator. In addition, ticketing service companies and event organizers have recently begun to issue event tickets through paperless (electronic) ticketing systems that include restrictions on the transferability of such event tickets. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business could be harmed.

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. We recently changed our Chief Executive Officer and the heads of all three of our business units. These changes may result in increased attrition of our personnel as new reporting relationships are established and as other companies may increasingly target our executives. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and some members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our executive officers or other key employees could harm our business. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.

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

A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Google Base, Microsoft Live Expo, and Oodle.com. Our classifieds websites, including Kijiji, Marktplaats, mobile.de, Gumtree, Den Blå Avis and BilBasen offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which it operates, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our websites. For example, category-specific competitors to offerings in our Home & Garden category include, among others, Ace Hardware, Baby Style, Baby Universe, Bed, Bath & Beyond, Brookstone, Burpee.com, Crate & Barrel, Do-It-Best Hardware, Ethan Allen, Frontgate, Harbor Freight, IKEA, HomeBase, Home Depot, Kohl’s, Lamps Plus, Lowes, Linens ‘n Things, OSH, Pier One, Pottery Barn, Restoration Hardware, Sears, Smith & Hawken, Spiegel, TJ Maxx, Tuesday Morning, True Value Hardware, and Williams-Sonoma.

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as Quelle and Otto in Germany, Leboncoin.fr and Price Minister in France, Tradus (recently acquired by Naspers) in Poland, Yahoo-Kimo in Taiwan, Lotte and 11st in South Korea, Trading Post, OZtion and Aussie Bidder in Australia, and Amazon in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

The principal competitive factors for Marketplaces include the following:

•	ability to attract and retain buyers and sellers;

•	volume of transactions and price and selection of goods;

•	trust in the seller and the transaction;

•	customer service; and

•	brand recognition.

With respect to our online competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website ease-of-use and accessibility;

•	system reliability;

•	reliability of delivery and payment;

•	level of service fees; and

•	quality of search tools.

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

In several jurisdictions, we have taken actions designed to improve the safety of transactions on our websites. Beginning in June 2008, we have required users in the UK to offer PayPal as a payment alternative on most transactions on our localized UK website, and since October 2008, we require sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay Moneybookers and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be used in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. We currently face inquiries from government regulators in various jurisdictions related to such actions. For example, the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding them from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to lesser licensing, anti-money laundering, and other regulatory requirements than PayPal, which is subject to additional regulations based on its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout provided free payment processing through February 1, 2008, and has offered free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.

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

We have expanded our headcount, facilities, and infrastructure in the U.S. and internationally, and anticipate that further expansion in certain areas will be required for some of our businesses. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

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

We own real property, including land and buildings related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	disruptions to our operations resulting from possible natural disasters, interruptions in utilities and similar events;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhoods in which the properties are located, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability act, or other requirements; and

•	possible disputes with tenants, neighboring owners, or others.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2009 was as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 1, 2009—January 31, 2009	32,500	$—	—	$656,500,143
February 1, 2009—February 28, 2009	—	$—	—	$656,500,143
March 1, 2009—March 31, 2009	10,894	$—	—	$656,500,143

	43,394		—

(1)	In January 2008, our Board approved a stock repurchase program for $2.0 billion having no expiration date. There were no stock repurchases under our stock repurchase program during the three months ended March 31, 2009. As of March 31, 2009, $656.5 million remained available for further purchases under this repurchase program.
(2)	Represents shares of stock withheld from employees to satisfy tax obligations.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

	By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer

Date: April 28, 2009

Principal Financial Officer:

	By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: April 28, 2009

Principal Accounting Officer:

	By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer

Date: April 28, 2009

INDEX TO EXHIBITS

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