Form 10-Q
period 2009-06-30
EBAY INC
filed 2009-07-29
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 21, 2009, there were 1,290,403,139 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2008	June 30, 2009
	(in thousands, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,188,928	$2,573,617
Short-term investments	163,734	441,202
Accounts receivable, net	435,197	422,145
Loans receivable, net	570,071	507,110
Funds receivable and customer accounts	1,467,962	1,905,871
Other current assets	460,698	399,955

Total current assets	6,286,590	6,249,900
Long-term investments	106,178	119,659
Property and equipment, net	1,198,714	1,254,769
Goodwill	7,025,398	7,796,090
Intangible assets, net	736,134	954,361
Other assets	239,425	191,510

Total assets	$15,592,439	$16,566,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,332	$186,491
Funds payable and amounts due to customers	1,467,962	1,905,871
Accrued expenses and other current liabilities	784,774	984,172
Deferred revenue and customer advances	181,596	215,728
Income taxes payable	100,423	38,102
Borrowings from credit agreement	1,000,000	400,000

Total current liabilities	3,705,087	3,730,364
Deferred and other tax liabilities, net	753,965	859,689
Other liabilities	49,529	54,664

Total liabilities	4,508,581	4,644,717

Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,282,025 and 1,290,130 shares outstanding	1,470	1,478
Additional paid-in capital	9,585,853	9,777,655
Treasury stock at cost, 188,200 and 188,243 shares	(5,376,970)	(5,377,090)
Retained earnings	5,970,020	6,654,475
Accumulated other comprehensive income	903,485	865,054

Total stockholders’ equity	11,083,858	11,921,572

Total liabilities and stockholders’ equity	$15,592,439	$16,566,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands, except per share amounts)
	(Unaudited)
Net revenues	$2,195,661	$2,097,992	$4,387,884	$4,118,578
Cost of net revenues	562,103	591,773	1,087,515	1,165,159

Gross profit	1,633,558	1,506,219	3,300,369	2,953,419

Operating expenses:
Sales and marketing	496,883	464,500	1,011,437	867,816
Product development	186,791	198,403	363,551	399,919
General and administrative	263,161	257,498	544,882	525,789
Provision for transaction and loan losses	86,438	92,681	172,603	173,915
Amortization of acquired intangible assets	54,918	63,795	109,752	127,263
Restructuring	—	17,653	—	24,264

Total operating expenses	1,088,191	1,094,530	2,202,225	2,118,966

Income from operations	545,367	411,689	1,098,144	834,453
Interest and other income (expense), net	22,766	(4,529)	49,510	13,563

Income before income taxes	568,133	407,160	1,147,654	848,016
Provision for income taxes	(107,788)	(79,818)	(227,591)	(163,561)

Net income	$460,345	$327,342	$920,063	$684,455

Net income per share:
Basic	$0.35	$0.25	$0.70	$0.53

Diluted	$0.35	$0.25	$0.69	$0.53

Weighted average shares:
Basic	1,312,007	1,288,815	1,322,854	1,286,407

Diluted	1,325,136	1,300,434	1,334,518	1,294,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)
	(Unaudited)
Net income	$460,345	$327,342	$920,063	$684,455

Other comprehensive income:
Foreign currency translation	(38,394)	351,233	230,242	(44,985)
Unrealized (losses) gains on investments, net	(41,786)	67,631	(317,471)	84,922
Unrealized gains (losses) on hedging activities	1,730	(47,035)	(7,976)	(46,100)
Tax benefit (provision) on above items	16,644	(25,414)	123,513	(32,268)

Net change in accumulated other comprehensive (loss) income	(61,806)	346,415	28,308	(38,431)

Comprehensive income	$398,539	$673,757	$948,371	$646,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2008	2009
	(in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$920,063	$684,455
Adjustments:
Provision for transaction and loan losses	172,603	173,915
Depreciation and amortization	339,339	395,094
Stock-based compensation	179,230	210,280
Changes in assets and liabilities, net of acquisition effects	(106,586)	(64,499)

Net cash provided by operating activities	1,504,649	1,399,245

Cash flows from investing activities:
Purchases of property and equipment, net	(256,327)	(219,388)
Changes in principal loans receivable, net	—	31,735
Purchases of investments	(23,928)	(52,457)
Maturities and sales of investments	32,707	5,944
Acquisitions, net of cash acquired	(159,064)	(1,209,433)
Other	(51,204)	15,415

Net cash used in investing activities	(457,816)	(1,428,184)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	98,719	35,735
Repurchases of common stock, net	(1,554,695)	—
Excess tax benefits from stock-based compensation	3,824	16
Tax witholdings related to net share settlements of restricted stock awards and units	(13,943)	(19,412)
Net payments under line of credit	(200,000)	(600,000)

Net cash used in financing activities	(1,666,095)	(583,661)

Effect of exchange rate changes on cash and cash equivalents	94,099	(2,711)

Net decrease in cash and cash equivalents	(525,163)	(615,311)
Cash and cash equivalents at beginning of period	4,221,191	3,188,928

Cash and cash equivalents at end of period	$3,696,028	$2,573,617

Supplemental cash flow disclosures:
Cash paid for interest	$1,053	$5,455
Cash paid for income taxes	$263,761	$227,830
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	4,398	5,361

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

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later (which we acquired in November 2008). Our Communications segment, which consists of Skype, enables Internet communications between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones.

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

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have evaluated all subsequent events through the date the financial statements were issued.

The condensed consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as a non-controlling interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income (expense), net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting, where our share of the investees’ results of operations is not included in our condensed consolidated statement of income, and the cost basis of our investments is included in long-term investments.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (FAS 141(R)), on January 1, 2009. FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of FAS 141(R) did not have a material impact on our consolidated financial statements.

We adopted Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (FAS 160) on January 1, 2009. FAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of FAS 160 did not have a material impact on our consolidated financial statements.

We adopted Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 157 (“FSP FAS 157-2”), on January 1, 2009. FSP FAS 157-2 delays the effective date of FAS 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the provisions of Financial Accounting Standards No. 157, Fair Value Measurements, to non-financial assets and non-financial liabilities (see “Note 6 — Fair Value Measurement of Assets and Liabilities” for additional information). The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

We adopted Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161) on January 1, 2009. FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of FAS 161 did not have a material impact on our consolidated financial statements.

We adopted FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3) in the second quarter of 2009. FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

We adopted FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1), on January 1, 2009. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FASB Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. The adoption of FSP No. 141R-1 did not have a material impact on our consolidated financial statements.

We adopted Financial Accounting Standards No. 165, Subsequent Events (FAS 165), in the second quarter of 2009. FAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Principles of consolidation and basis of presentation” included in “Note 1 — The Company and Summary of Significant Accounting Policies” for the related disclosure. The adoption of FAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net income	$460,345	$327,342	$920,063	$684,455

Denominator:
Weighted average common shares — basic	1,312,007	1,288,815	1,322,854	1,286,407
Dilutive effect of equity incentive plans	13,129	11,619	11,664	7,812

Weighted average common shares — diluted	1,325,136	1,300,434	1,334,518	1,294,219

Net income per share:
Basic	$0.35	$0.25	$0.70	$0.53

Diluted	$0.35	$0.25	$0.69	$0.53

Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	87,384	105,004	89,250	113,938

Note 3 — Business Combinations

Acquisition of Gmarket Inc.

On June 15, 2009, we acquired 99.0% of the outstanding securities of Gmarket Inc. (“Gmarket”), a company organized under the laws of the Republic of Korea (“Korea”). We paid $24 per security, net to the holders in cash, through a cash tender offer resulting in a total cash purchase price of approximately $1.2 billion. Gmarket is a retail ecommerce marketplace in Korea, and is included in our Marketplaces segment. The rationale for acquiring Gmarket was to create a leading ecommerce business in South Korea and a platform for expansion throughout Asia.

The fair value of Gmarket’s stock options assumed was determined using the Black-Scholes model. The fair value of the non-controlling interest was determined based on the number of shares held by minority securityholders multiplied by the offer price of $24 per security. The following table summarizes the consideration paid for Gmarket (in thousands):

Cash	$1,209,433
Assumed stock options	5,361

Fair value of total consideration	1,214,794
Fair value of non-controlling interest	12,174

Total	$1,226,968

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income approach and variation of the income approach known as the profit allocation method, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. Our preliminary allocation of the purchase price is summarized in the table below (in thousands):

Net assets acquired	$50,526
Goodwill	797,946
Trade name	264,604
User base	76,512
Developed technology	33,076
Other intangible assets	4,304

Total	$1,226,968

Our estimated useful life of the identifiable intangible assets acquired is three years for developed technology, five years for the trade name and user base and one year for other intangibles. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available.

Gmarket’s financial results have been included in our condensed consolidated statement of income as of June 16, 2009. The amount of revenue and earnings included in the condensed consolidated income statement for the three and six months ended June 30, 2009 were not significant to the respective periods. The noncontrolling ownership interest in Gmarket is included in additional paid-in capital in our condensed consolidated balance sheet. Earnings attributable to noncontrolling interests for the three and six months ended June 30, 2009 were not significant to the respective periods. The results of operations of Gmarket for periods prior to our acquisition of Gmarket were not material to our condensed consolidated statement of income and, accordingly, pro forma results of operations have not been presented.

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended June 30, 2009 (in thousands):

	December 31, 2008	Goodwill Acquired	Adjustments	June 30, 2009
Reportable segments:
Marketplaces	$3,053,139	$797,946	$(16,106)	$3,834,979
Payments	2,163,057	—	(7,463)	2,155,594
Communications	1,836,562	—	(3,685)	1,832,877

	$7,052,758	$797,946	$(27,254)	$7,823,450

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2008 and June 30, 2009, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The adjustments to goodwill during the six months ended June 30, 2009 were due primarily to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows (in thousands, except years):

	December 31, 2008				June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Intangible assets:
Customer lists and user base	$756,829	$(415,238)	$341,591	6	$837,367	$(480,120)	$357,247	6
Trademarks and trade names	638,930	(393,353)	245,577	5	888,690	(454,745)	433,945	5
Developed technologies	199,893	(111,973)	87,920	3	226,531	(132,216)	94,315	3
All other	126,381	(64,803)	61,578	4	148,659	(79,729)	68,930	4

	$1,722,033	$(985,367)	$736,666		$2,101,247	$(1,146,810)	$954,437

As of December 31, 2008 and June 30, 2009, the net carrying amount of intangible assets related to our equity investments included above was approximately $532,500 and $76,100, respectively. All of our identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets was $66.9 million and $81.0 million for the three months ended June 30, 2008 and 2009, respectively. Aggregate amortization expense for intangible assets was $128.9 million and $161.4 million for the six months ended June 30, 2008 and 2009, respectively.

Expected future intangible asset amortization from acquisitions completed as of June 30, 2009 is as follows (in thousands):

Fiscal Years:
2009 (remaining six months)	$180,229
2010	266,682
2011	170,622
2012	136,105
2013	112,826
Thereafter	30,524

$896,988

Note 5 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications.

The following tables summarize the financial performance of our operating segments (in thousands):

	Three Months Ended June 30, 2008
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$1,458,031	$601,795	$135,835	$2,195,661
Direct costs	819,609	484,522	109,769	1,413,900

Direct contribution	$638,422	$117,273	$26,066	781,761

Operating expenses and indirect costs of net revenues				236,394

Income from operations				545,367
Interest and other income, net				22,766

Income before income taxes				$568,133

	Three Months Ended June 30, 2009
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$1,258,699	$669,301	$169,992	$2,097,992
Direct costs	724,345	561,554	129,865	1,415,764

Direct contribution	$534,354	$107,747	$40,127	682,228

Operating expenses and indirect costs of net revenues				270,539

Income from operations				411,689
Interest and other expense, net				(4,529)

Income before income taxes				$407,160

	Six Months Ended June 30, 2008
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$2,942,347	$1,183,374	$262,163	$4,387,884
Direct costs	1,651,688	933,518	217,114	2,802,320

Direct contribution	$1,290,659	$249,856	$45,049	1,585,564

Operating expenses and indirect costs of net revenues				487,420

Income from operations				1,098,144
Interest and other income, net				49,510

Income before income taxes				$1,147,654

	Six Months Ended June 30, 2009
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$2,483,148	$1,312,259	$323,171	$4,118,578
Direct costs	1,395,959	1,092,523	246,780	2,735,262

Direct contribution	$1,087,189	$219,736	$76,391	1,383,316

Operating expenses and indirect costs of net revenues				548,863

Income from operations				834,453
Interest and other income, net				13,563

Income before income taxes				$848,016

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses, such as advertising and marketing programs, customer support expenses, bank charges, Bill Me Later related interest charges, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses and provision for transaction and loan losses. Expenses such as our corporate center costs (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, and stock-based compensation expense, are excluded from direct costs as they are not included in the measurement of segment performance.

Note 6 — Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$2,573,617	$2,573,617	$—

Total cash and cash equivalents	2,573,617	2,573,617	—

Short-term investments:
Restricted cash	23,491	23,491	—
Equity instruments	218,429	218,429	—
Corporate debt securities	6,991	—	6,991
Time deposits	192,291	—	192,291

Total short-term investments	441,202	241,920	199,282

Derivatives	9,429	—	9,429
Long-term restricted cash	1,157	1,157	—
Corporate debt securities	38,240	—	38,240
Long-term time deposits	4,870	—	4,870

Total financial assets	$3,068,515	$2,816,694	$251,821

Liabilities:
Derivatives	$15,475	$—	$15,475

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of June 30, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2009, we had a total of $896.6 million in cash withdrawals offsetting our $919.1 million in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Our financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, accounts payable, funds payable, amounts due to customers and borrowings under our line of credit, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Note 7 — Derivative Instruments

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency exchange contracts that qualify as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and intercompany transactions denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar-to-foreign currency exchange rate. All outstanding derivatives that qualify for hedge accounting under SFAS 133 are recognized on the balance sheet at fair value and their changes in fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and is subsequently reclassified into the financial statements line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. We also hedge our exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting under SFAS 133. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in interest and other income, net, in the condensed consolidated statement of income. Our derivatives program is not designed for trading or speculative purposes.

Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Fair Value of Derivative Contracts: Derivative instruments are reported at fair value as follows (in thousands):

	Derivative Assets Reported in Other Current Assets	Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2009	June 30, 2009
Foreign exchange contracts designated as cash flow hedges	$9,294	$15,042
Foreign exchanges contracts not designated as hedging instruments	135	433

Total fair value of derivative instruments	$9,429	$15,475

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss): The following table represents only the balance of derivative contracts under SFAS 133 as of December 31, 2008 and June 30, 2009, and the impact of designated derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2009 (in thousands):

	December 31, 2008	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to income (effective portion)	June 30, 2009
Foreign exchanges contracts designated as cash flow hedges	$40,352	$(68,133)	$22,033	$(5,748)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income: The following table provides the effectiveness and location of the realized gains related to our derivative instruments (in thousands):

	Location of gain recognized in the consolidated statement of income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign exchange contracts designated as cash flow hedges	Net revenues	$7,882	$22,033
Foreign exchanges contracts not designated as hedging instruments	Interest and other income, net	(5,976)	8,466

Total gain recognized from derivative contracts in the consolidated statement of income		$1,906	$30,499

Note 8 — Commitments and Contingencies

Credit Agreement

As of June 30, 2009, we had $400.0 million outstanding and approximately $1.4 billion available under our credit agreement. The interest rate at June 30, 2009 was 0.5%. As of June 30, 2009, we were in compliance with the financial covenants associated with the credit agreement. Lehman Brothers Commercial Bank was a participating lender in our $2.0 billion credit agreement. As a result of the bankruptcy of its parent company, the availability under our credit agreement was effectively reduced by Lehman’s commitment of $160.0 million.

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. A hearing is scheduled for September 2009 regarding our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged violations of parallel import laws, for alleged non-compliance of consumer protection laws or in connection with paid search advertisements. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L’Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L’Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L’Oreal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice is expected to release its certification request to the European Court of Justice in July 2009. The case was originally filed in July 2007. L’Oréal’s complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for re-sale products). Additionally, L’Oréal claimed that eBay’s use of L’Oréal brands on its website, in its search engine and in sponsored links, and purchase of L’Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L’Oréal goods, and a declaration that our VeRO program as currently operated was insufficient to prevent such infringement. Other damages claimed were to be specified after the liability stage of the proceedings.

In July 2009, the U.S. Second Circuit Court of Appeals heard arguments in the Tiffany v. eBay matter which is on appeal following a decision by the trial court in favor of eBay in July 2008. In June 2004, Tiffany (NJ) Inc. and Tiffany & Co. filed a lawsuit in the U.S. District Court for the Southern District of New York (No. 04 Civ. 4607 (NRB)) claiming that eBay was liable for contributory trademark infringement, false advertising, unfair competition and various related claims based on the listing of alleged counterfeit Tiffany silver jewelry on the eBay website by third parties. The suit sought an injunction, lost profits, punitive damages and attorneys’ fees. A bench trial took place in November and in a ruling in July 2008, the trial court rejected Tiffany’s claims, finding that the burden of enforcing trademarks is on the trademark owner and that eBay’s anti-counterfeiting efforts are sufficient under the law. In an appeal filed in August 2008, Tiffany argued that generalized knowledge of alleged counterfeiting should suffice to hold eBay liable for counterfeit Tiffany items sold by third parties on its website. The Second Circuit’s opinion is expected in the fall of 2009.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference hearing. The claim construction hearing date has been set for September 2009. The trial date is not yet set. The U.S. Patent and Trademark Office has accepted reexamination on all five Net2Phone patents that are the subject of the lawsuit. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April

2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The class certification motion is scheduled to be heard by the court in the fall of 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The U.S. District Court for the Eastern District of Texas has granted defendants’ motion to transfer venue and moved the case to the U.S. District Court for the Northern District of California. A summary judgment hearing is scheduled for July 2009, and trial is expected to take place sometime in 2010. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 143,000 users have sued IAC over this breach in several lawsuits in Korean courts and we expect more to do so in the future. Trial for a group of representative suits is scheduled to begin in August 2009. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit. In December 2008, the Korea Consumer Agency (KCA) made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $40-$80) to users who had complained to it as a result of such breach. IAC rejected this non-binding recommendation and did not make any payments, and this KCA process has ended.

Skype licenses peer-to-peer communication technology from Joltid Limited pursuant to a license agreement between the parties. The parties had been discussing a dispute over the license. In March 2009, Skype Technologies S.A. filed a claim in the English High Court of Justice (No. HC09C00756) against Joltid Limited. Following the filing of the claim, Joltid purported to terminate the license agreement between the parties. In particular, Joltid has alleged that Skype should not possess, use or modify certain software source code and that, by doing so, and by disclosing such code in certain U.S. patent cases pursuant to orders from U.S. courts, Skype has breached the license agreement. Joltid has brought a counterclaim alleging that Skype has repudiated the license agreement, infringed Joltid’s copyright and misused confidential information. On the basis of, among other things, the parties’ mutual dealings since the execution of the license agreement, Skype asked the English High Court for declaratory relief, including findings that Skype is not in breach of the license agreement, that Joltid’s notice of breach and subsequent notice of termination are invalid, and that Joltid has certain indemnity obligations in relation to the U.S. patent proceedings. Trial is currently scheduled for June 2010. Although Skype is confident of its legal position, as with any litigation, there is the possibility of an adverse result if the matter is not resolved through negotiation. Skype has begun to develop alternative software to that licensed through Joltid. However, such software development may not be successful, may result in loss of functionality or customers even if successful, and will in any event be expensive. If Skype was to lose the right to use the Joltid software as the result of the litigation, and if alternative software was not available, Skype would be severely and adversely affected and the continued operation of Skype’s business as currently conducted would likely not be possible.

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

Note 9 — Stock-Based Plans

Stock Options

The following table summarizes stock option activity for the six-month period ended June 30, 2009 (in thousands):

Shares
Outstanding at January 1, 2009	116,060
Granted and assumed	7,485
Exercised	(2,402)
Forfeited/expired/cancelled	(17,595)

Outstanding at June 30, 2009	103,548

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (for new hires) and 12.5% six months from the date of grant (for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, in either case based on the recipient’s continuing service to eBay, and generally expire seven to 10 years from the date of grant. The weighted average exercise price of stock options granted and assumed during the period was $11.25 per share and the related weighted average grant date fair value was $4.24 per share.

On April 29, 2009, our stockholders approved amendments to certain of our existing equity incentive plans to allow us to implement a one-time option exchange offer, pursuant to which certain outstanding options could be tendered in exchange for the issuance of a lesser amount of restricted stock units, stock options or cash payments. As a result of this approval, the following equity incentive plans have been amended to include this provision: eBay Inc. 2008 Equity Incentive Award Plan, eBay Inc. 2001 Equity Incentive Plan, eBay Inc. 1999 Global Equity Incentive Plan, eBay Inc. 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.

Restricted Stock Units

The following table summarizes restricted stock unit (RSU) activity for the six-month period ended June 30, 2009 (in thousands):

Units
Outstanding at January 1, 2009	26,821
Awarded	21,995
Vested	(5,351)
Forfeited	(1,799)

Outstanding at June 30, 2009	41,666

In general, RSUs vest over four years at the rate of 25% a year on each anniversary of the grant date, subject to the recipient’s continuing service to eBay. The cost of RSUs is determined using the fair value of our common stock on the date of grant. The weighted average grant date fair value for restricted stock units awarded during the period was $10.76 per share.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2008 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Cost of net revenues	$10,988	$11,696	$21,513	$26,480
Sales and marketing	24,560	29,203	48,351	62,889
Product development	24,676	25,072	48,169	55,751
General and administrative	31,625	30,463	61,197	65,160

Total stock-based compensation expense	$91,849	$96,434	$179,230	$210,280

Total stock-based compensation expense included in capitalized development costs was $2.7 million and $2.0 million for the three months ended June 30, 2008 and 2009, respectively. Total stock-based compensation expense included in capitalized development costs was $4.9 million and $4.3 million for the six months ended June 30, 2008 and 2009, respectively.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Risk-free interest rates	2.3%	1.8%	2.2%	1.6%
Expected lives (in years)	3.9	4.0	3.8	3.8
Dividend yield	0%	0%	0%	0%
Expected volatility	33%	46%	32%	47%

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

Note 10 — Restructuring

2009 North America Customer Service Consolidation

In May 2009, we announced the consolidation of our North America customer service facilities resulting in the closure of our Vancouver, Canada facility, which employs approximately 700 employees. As a result of the consolidation, we estimate that we will incur aggregate costs of $20.0 million to $25.0 million, of which $14.4 million were recorded during the second quarter of 2009. The restructuring activities are expected to be substantially complete by the end of the third quarter of 2009.

2008 Restructuring Plan

In October 2008, we implemented a strategic reduction of our existing global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses. As a result of this initiative, we estimate that we will incur aggregate costs of approximately $60.0 million to $65.0 million. During the second quarter and first six months of 2009, we incurred $3.3 million and $9.9 million in restructuring charges related to this plan, respectively. Since the inception of the plan we have incurred $59.0 million in restructuring related charges.

Summary of All Restructuring Plans

A summary of the restructuring and other costs by segment recognized during the three-month period ended June 30, 2009 are as follows (in thousands):

	Employee Severance and Benefits	Facilities	Total
Marketplaces	$15,670	$1,081	$16,751
Payments	902	0	902

	$16,572	$1,081	$17,653

A summary of the restructuring and other costs by segment recognized during the six-month period ended June 30, 2009 is as follows (in thousands):

	Employee Severance and Benefits	Facilities	Total
Marketplaces	$22,285	$1,773	$24,058
Payments	193	13	206

	$22,478	$1,786	$24,264

The following table summarizes the restructuring activity during the six months ended June 30, 2009 (in thousands):

	Employee Severance and Benefits	Facilities	Total
Accrued liability as of January 1, 2009	$(14,200)	$(946)	$(15,146)
Charges	(22,477)	(1,787)	(24,264)
Payments	20,352	814	21,166
Adjustment	476	585	1,061

Accrued liability as of June 30, 2009	$(15,849)	$(1,334)	$(17,183)

Adjustments reflect the impact of foreign currency translation.

Note 11 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the six-month period ended June 30, 2009 (in thousands):

Gross amounts of unrecognized tax benefits as of January 1, 2009	$701,374
Increases in unrecognized tax benefits for tax positions taken during the period	73,873
Increases in unrecognized tax benefits for prior period tax positions	11,338

Gross amounts of unrecognized tax benefits as of June 30, 2009	$786,585

As of June 30, 2009, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations, including $12.2 million related to the acquisition of Gmarket. Over the next 12 months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in provision for income taxes. The amount of interest and penalties accrued at June 30, 2009 was approximately $73.1 million.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2007 tax years. The material jurisdictions in which we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S., California, France, Germany, Italy, Korea, Switzerland and Singapore.

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

Overview

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our payments segment is comprised of our online payment solutions — PayPal (which enables individuals and businesses to securely, easily and quickly send and receive payments online in approximately 190 markets worldwide) and Bill

Me Later (which we acquired in November 2008 and which enables online U.S. merchants to offer, and U.S. consumers to obtain, transactional credit at the point of sale). Our Communications segment, which consists of Skype, enables Internet communications between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones. On April 14, 2009, we announced plans to separate Skype into an independent company.

For the three months ended June 30, 2009 compared to same period in the prior year, net revenues decreased 4% to $2.1 billion due primarily to a stronger U.S. dollar partially offset by revenue generated from our recent acquisitions, Bill Me Later, Den Blå Avis, BilBasen and Gmarket. Our operating margin decreased five percentage points to 20% and diluted earnings per share decreased $0.10 to $0.25, compared to the same period of the prior year, due primarily to the negative impact of foreign currency movements, business mix and dilution from our recent acquisitions. Our Marketplaces and Payments segment margins decreased two percentage points and three percentage points, respectively, while our Communications segment margin increased five percentage points. For the three months ended June 30, 2009, we generated cash flow from operations of approximately $730.7 million that, when offset by cash used for capital expenditures of approximately $128.5 million, resulted in free cash flow (operating cash flow less capital expenditures) of $602.2 million.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include gross merchandise volume (GMV), number of sold items, net total payment volume (TPV), Merchant Services net total payment volume, SkypeOut Minutes, free cash flow, and revenue, excluding acquisitions and foreign currency impact.

Outlook

We expect net revenues and net income in the third quarter of 2009 to be similar to our performance in the second quarter of 2009. Compared to the second quarter of 2009, we expect the inclusion of Gmarket activity for a full quarter, along with a modest benefit from foreign currency movements, will be offset by a decline in take rates, continued softness in our advertising business and the negative impact of seasonality as a larger part of our business is generated internationally. We are seeing signs that our Marketplaces business has stabilized and is beginning to exhibit a slight acceleration in certain metrics. However, we continue to anticipate continued weakness in our vehicles business. We also expect PayPal to continue its growth trajectory.

Results of Operations

Summary of Net Revenues

Our net transaction revenues from our Marketplaces segment are derived primarily from listing and final value fees paid by sellers. For our Payments segment, net transaction revenues are generated primarily by fees paid by merchants for payment processing services. Our Communications segment net transaction revenues are generated primarily from fees charged to users to connect Skype’s Internet communications products to traditional fixed-line and mobile telephones. These fees are charged on a per-minute basis or on a subscription basis, and we refer to these minutes as SkypeOut minutes.

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

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, Skype user’s Internet protocol address, online property that generates advertising, or other service provider, as the case may be, is located. Because we generate the majority of our revenue internationally, fluctuations in foreign currency exchange rates impact our results of operations. For the three months ended June 30, 2009, foreign currency movements against the dollar negatively impacted net revenues by approximately $178.3 million compared to the same period of the prior year. On a business segment basis for the three months ended June 30, 2009, foreign currency movements against the dollar negatively impacted Marketplaces, Payments and Communications net revenues by approximately $124.6 million, $29.3 million and $24.4 million, respectively, compared to the same period of the prior year. For the six months ended June 30, 2009, foreign currency movements against the dollar negatively impacted net revenues by approximately $369.9 million compared to the same period of the prior year. On a business segment basis for the six months ended June 30, 2009, foreign currency movements against the dollar negatively impacted Marketplaces, Payments and Communications net revenues by approximately $265.6 million, $58.2 million and $46.1 million, respectively, compared to the same prior of the prior period.

The following table sets forth the breakdown of net revenues by type, segment and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in thousands, except percent changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,233,307	$1,056,917	(14%)	$2,500,940	$2,090,744	(16%)
Payments	580,287	630,162	9%	1,140,007	1,234,995	8%
Communications	130,151	155,661	20%	249,942	298,899	20%

Total net transaction revenues	1,943,745	1,842,740	(5%)	3,890,889	3,624,638	(7%)
Marketing services and other revenues
Marketplaces	224,724	201,782	(10%)	441,408	392,404	(11%)
Payments	21,508	39,139	82%	43,367	77,264	78%
Communications	5,684	14,331	152%	12,220	24,272	99%

Total marketing services and other revenues	251,916	255,252	1%	496,995	493,940	(1%)

Total net revenues	$2,195,661	$2,097,992	(4%)	$4,387,884	$4,118,578	(6%)

Net Revenues by Segment:
Marketplaces	$1,458,031	$1,258,699	(14%)	$2,942,347	$2,483,148	(16%)
Payments	601,795	669,301	11%	1,183,374	1,312,259	11%
Communications	135,835	169,992	25%	262,163	323,171	23%

Total net revenues	$2,195,661	$2,097,992	(4%)	$4,387,884	$4,118,578	(6%)

Net Revenues by Geography:
U.S.	$1,002,189	$959,697	(4%)	$2,026,461	$1,928,281	(5%)
International	1,193,472	1,138,295	(5%)	2,361,423	2,190,297	(7%)

Total net revenues	$2,195,661	$2,097,992	(4%)	$4,387,884	$4,118,578	(6%)

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in millions, except percent changes)
Supplemental Operating Data:
Marketplaces Segment:
Gross merchandise volume (1)	$15,684	$13,427	(14%)	$31,720	$26,298	(17%)
Payments Segment:
Net total payment volume (2)	$14,930	$16,705	12%	$29,347	$32,564	11%
Communications Segment:
Registered users (3)	338.2	480.5	42%	338.2	480.5	42%
SkypeOut Minutes (4)	1,896.3	2,983.2	57%	3,626.9	5,840.0	61%

(1)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.
(2)	Total dollar volume of payments, net of payment reversals, successfully completed through our payments network or on Bill Me Later accounts during the period, excluding the payment gateway business.
(3)	Cumulative number of unique user accounts, which includes, among other things, users who may have registered via non-Skype based websites and users that have more than one account.
(4)	Cumulative number of minutes that Skype users were connected with Skype’s Internet communications products to traditional fixed-line and mobile telephones.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except percentages)
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Percent change from prior quarter	3%	4%	3%	15%
2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Percent change from prior quarter	1%	0%	(4%)	(4%)
2009
Net revenues	$2,020,586	$2,097,992	N/A	N/A
Percent change from prior quarter	(1%)	4%

We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues decreased $176.4 million and $410.2 million, or 14% and 16%, respectively, during the second quarter and first six months of 2009 compared to the same periods of the prior year, which is consistent with the 14% and 17% decrease in our GMV over the same periods. GMV generated by our largest category, vehicles, declined 32% and 33% during the second quarter and first six months of 2009, respectively, which was reflective of the decline in the automotive market generally as well as a shift in consumer preference to online automotive classified listings. Excluding vehicles, GMV during the second quarter and first six months of 2009 decreased 10% and 13%, respectively. The decrease in both revenue and GMV was attributable to a stronger dollar and difficult macroeconomic conditions. In addition, seller discounts and buyer loyalty programs had a negative impact on revenue growth.

Marketplaces net transaction revenues earned internationally totaled $569.0 million and $1.1 billion during the second quarter and the first six months of 2009, respectively, representing 54% and 53% of total Marketplaces net transaction revenues during those periods, respectively. Marketplaces net transaction revenues earned internationally totaled $676.3 million and $1.4 billion during the second quarter and the first six months of 2008, respectively, and represented 55% and 54% of total Marketplaces net transaction revenues during those periods, respectively. The decline in Marketplaces net transaction revenues earned internationally is due primarily to the negative impact of foreign currency movements against the dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $49.9 million and $95.0 million, or 9% and 8%, during the second quarter and first six months of 2009, respectively, compared to the same periods of the prior year, which is consistent with our increases in net TPV of 12% and 11% during the same period. Payments net transaction revenues increased due primarily to growth in our Merchant Services business, partially offset by a decline in revenue attributable to eBay. Our Merchant Services net TPV experienced 26% growth during both the second quarter and first six months of 2009 compared to the same periods of the prior year and represented 55% and 54% of PayPal’s net TPV during the second quarter and first six months of 2009, respectively. The increase in our Merchant Services business is due primarily to an increase in the number of online merchants offering PayPal as a payment option.

Payments net transaction revenues earned internationally totaled $286.2 million and $553.2 million during the second quarter and first six months of 2009, respectively, representing 45% of total Payments net transaction revenues during both periods. Payments net transaction revenues earned internationally were $255.7 million and $497.2 million during the second quarter and first six months of 2008, respectively, and represented 44% of total Payments net transaction revenues during both periods.

Communications Net Transaction Revenues

Communications net transaction revenues increased $25.5 million, or 20%, and $49.0 million, or 20%, during the second quarter and first six months of 2009, respectively, compared to the same periods of the prior year. The increase in net transaction revenues was due primarily to a 57% and 61% increase in SkypeOut minutes during the second quarter and first six months of 2009 compared to the same periods of the prior year. The increase in SkypeOut minutes during the second quarter and first six months of 2009 was due primarily to the growth in the cumulative number of Skype registered users to 480.5 million at June 30, 2009 from 338.2 million at June 30, 2008. We believe that the growth in Skype registered users was primarily due to its marketing activities, ongoing viral adoption (whereby users encourage others to become users), strategic partnership initiatives and the expansion of its product offerings.

Net transaction revenues from Communications earned internationally totaled $128.5 million and $245.3 million during the second quarter and first six months of 2009, respectively, representing 83% and 82% of total Communications net transaction revenues in those periods. Communications net transaction revenues earned internationally were $109.0 million and $208.5 million in the second quarter and first six months of 2008, respectively, and represented 84% and 83% of total Communications net transaction revenues in those periods. Communications net transaction revenues are primarily generated in Europe.

Marketing Services and Other Revenues

Marketing services and other revenues increased $3.3 million or 1% during the second quarter of 2009, compared to the same period of the prior year, and represented 12% of total net revenues during the second quarter of 2009, compared to 11% of total net revenues during the second quarter of 2008. The increase in marketing services and other revenues during the second quarter of 2009 was due primarily to income generated from our Bill Me Later portfolio (acquired November 2008) and an increase in our Classifieds business, primarily attributable to Den Blå Avis and BilBasen (acquired October 2008). These increases were partially offset by a decrease in Shopping.com revenue related to the impact of rule changes made in the third quarter of 2008 by third-party search engines that adversely affected click-though traffic to retailers from our Shopping.com website and reduced associated fees, as well as a decline in interest rates reduced interest earned on certain PayPal customer account balances resulting from decreased interest rates.

Marketing services and other revenues decreased $3.1 million, or 1%, during the first six months of 2009, compared to the same period of the prior year, and represented 12% of total net revenues during the first six months of 2009, compared to 11% of total net revenues during the first six months of 2008. The decrease in marketing services and other revenues during the first six months of 2009 is due primarily to a decrease in Shopping.com revenue related to the impact of search engine rule changes described above, and a decrease in interest earned on certain PayPal customer accounts resulting from decreased interest rates. These decreases were partially offset by income generated from our Bill Me Later portfolio and an increase in our Classifieds business, primarily attributable to Den Blå Avis and BilBasen.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues:

	Three Months Ended				Six Months Ended
	June 30,		Change from 2008 to 2009		June 30,		Change from 2008 to 2009
	2008	2009	in Dollars	in %	2008	2009	in Dollars	in %
	(in thousands, except percentages)
Cost of net revenues:
Marketplaces	$224,432	$221,689	$(2,743)	(1%)	$442,851	$437,432	$(5,419)	(1%)
As a percentage of total Marketplaces net revenues	15.4%	17.6%			15.1%	17.6%
Payments	266,377	289,140	22,763	9%	505,261	570,142	64,881	13%
As a percentage of total Payments net revenues	44.3%	43.2%			42.7%	43.4%
Communications	71,294	80,944	9,650	14%	139,403	157,585	18,182	13%
As a percentage of total Communications net revenues	52.5%	47.6%			53.2%	48.8%

Total cost of net revenues	$562,103	$591,773	$29,670	5%	$1,087,515	$1,165,159	$77,644	7%

As a percentage of net revenues	25.6%	28.2%			24.8%	28.3%

Cost of net revenues consists primarily of costs associated with payment processing, customer support and site operations and Skype call termination costs. Significant components of these costs include bank transaction fees, credit card interchange fees, assessments, Bill Me Later related interest charges, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces cost of net revenues decreased $2.7 million, or 1%, and $5.4 million, or 1%, during the second quarter and first six months of 2009, respectively, compared to the same periods of the prior year. The decreases during both periods were not material. Marketplaces cost of net revenues increased as a percentage of Marketplaces net revenues due primarily to the impact of foreign currency movements on revenues, pricing discounts and growth of lower margin Marketplaces businesses.

Payments cost of net revenues increased $22.8 million, or 9%, and $64.9 million, or 13%, during the second quarter and first six months of 2009, respectively, compared to the same periods of the prior year. The increase in cost of net revenues is primarily due to an increase in site operations and payment processing costs in conjunction with the acquisition of Bill Me Later (acquired November 2008) as well as the impact from our net TPV growth. Cost of net revenues as a percentage of Payments net revenues during the second quarter of 2009 decreased, compared to the same period of the prior year, driven primarily by a more favorable geographic and processor mix. Cost of net revenues as a percentage of Payments net revenues during the first six months of 2009 increased, compared to the same period of the prior year, driven primarily by increased investment in our site operations, partially offset by a more favorable geographic and processor mix.

Communications cost of net revenues increased $9.7 million, or 14%, and $18.2 million, or 13%, during the second quarter and first six months of 2009, respectively, compared to the same periods of the prior year. The increase in cost of net revenues is primarily due to an increase in call termination costs, customer support and site operation costs to support the increase in SkypeOut minutes. Cost of net revenues decreased as a percentage of Communications net revenues due primarily to lower call termination costs driven primarily by higher volume and revenue mix.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes:

	Three Months Ended				Six Months Ended
	June 30,		Change from 2008 to 2009		June 30,		Change from 2008 to 2009
	2008	2009	in Dollars	in %	2008	2009	in Dollars	in %
	(in thousands, except percentages)
Sales and marketing	$496,883	$464,500	$(32,383)	(7%)	$1,011,437	$867,816	$(143,621)	(14%)
Product development	186,791	198,403	11,612	6%	363,551	399,919	36,368	10%
General and administrative	263,161	257,498	(5,663)	(2%)	544,882	525,789	(19,093)	(4%)
Provision for transaction and loan losses	86,438	92,681	6,243	7%	172,603	173,915	1,312	1%
Amortization of acquired intangible assets	54,918	63,795	8,877	16%	109,752	127,263	17,511	16%
Restructuring	—	17,653	17,653	—	—	24,264	24,264	—
Interest and other income (expense), net	22,766	(4,529)	(27,295)	(120%)	49,510	13,563	(35,947)	(73%)
Provision for income taxes	107,788	79,818	(27,970)	(26%)	227,591	163,561	(64,030)	(28%)

Sales and Marketing

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in thousands, except percentages)
Sales and marketing	$496,883	$464,500	(7%)	$1,011,437	$867,816	(14%)
As a percentage of net revenues	22.6%	22.1%		23.1%	21.1%

Sales and marketing expenses consist primarily of advertising costs, marketing programs and employee compensation for sales and marketing staff.

Sales and marketing expense decreased in the second quarter and first six months of 2009 by $32.4 million and $143.6 million, or 7% and 14%, respectively, compared to the same periods of the prior year, due primarily to a decline in marketing and advertising program costs. Marketing and advertising program costs decreased during the second quarter and first six months of 2009 by $43.5 million and $153.6 million, respectively, compared to the same period of the prior year, due primarily to reduced marketing spend and a shift in focus from customer acquisition to customer retention (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense).

Sales and marketing expense as a percentage of net revenues during the second quarter and first six months of 2009 decreased from the same periods of the prior year due to lower, more targeted spending within our Marketplaces segment as well as the growth of our Payments and Communications segments, each of which has lower relative sales and marketing expenses than our Marketplaces segment.

Product Development

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in thousands, except percentages)
Product development	$186,791	$198,403	6%	$363,551	$399,919	10%
As a percentage of net revenues	8.5%	9.5%		8.3%	9.7%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $26.0 million and $52.0 million in the second quarter and first six months of 2009, respectively, compared to $27.9 million and $52.6 million in the second quarter and first six months of 2008, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased in the second quarter and first six months of 2009 by $11.6 million and $36.4 million, or 6% and 10%, respectively, compared to the same periods of the prior year. Product development also increased as a percentage of revenue, period over period. The increase in both dollars and as a percentage of revenue, was due primarily to an increase in employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities: search, catalog, platform, and user experience.

General and Administrative

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in thousands, except percentages)
General and administrative	$263,161	$257,498	(2%)	$544,882	$525,789	(4%)
As a percentage of net revenues	12.0%	12.3%		12.4%	12.8%

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, insurance and professional fees.

General and administrative expenses decreased in the second quarter and first six months of 2009 by $5.7 million and $19.1 million, or 2% and 4%, respectively, compared to the same periods of the prior year. The decrease was due primarily to lower employee-related and contractor costs, legal costs and certain international indirect taxes, partially offset by acquisition related costs which are recorded as expense when incurred pursuant to FAS 141(R) adopted on January 1, 2009.

General and administrative expenses as a percentage of net revenue in the second quarter and first six months of 2009 increased slightly due to a decline in net revenues year over year.

Provision for Transaction and Loan Losses

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in thousands, except percentages)
Provision for transaction and loan loss	$86,438	$92,681	7%	$172,603	$173,915	1%
As a percentage of net revenues	3.9%	4.4%		3.9%	4.2%

Provision for transaction and loan losses primarily consists of bad debt expense associated with our accounts receivable balance, loan reserves associated with our Bill Me Later loan receivable balance, and transaction loss expense including losses resulting from our customer protection programs.

Provision for transaction and loan losses increased in the second quarter and first six months of 2009 by $6.2 million and $1.3 million, or 7% and 1%, respectively, compared to the same periods of the prior year. The increase was due primarily to the addition of the provision for loan losses associated with our Bill Me Later business (acquired November 2008), partially offset by decreases in bad debt expense. We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including historical experience, macroeconomic conditions, protection programs, funding mix and volume. The funding mix reflects how senders fund their payment transactions (through credit cards, electronic funds transfers, buyer credit, or existing PayPal balances).

Amortization of Acquired Intangible Assets

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in thousands, except percentages)
Amortization of acquired intangible assets	$54,918	$63,795	16%	$109,752	$127,263	16%
As a percentage of net revenues	2.5%	3.0%		2.5%	3.1%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired amortizable intangibles during the second quarter and first six months of 2009, compared to the same periods of the prior year, was due primarily to the business acquisitions of Bill Me Later and Gmarket.

Restructuring

During the second quarter and first six months of 2009, total restructuring charges amounted to $17.7 million and $24.3 million, respectively. In May 2009, we announced the consolidation of our North America customer service facilities, which will result in the closure of our Vancouver, Canada facility, which had employed approximately 700 employees. As a result of the consolidation, we estimate that we will incur aggregate costs of $20.0 to $25.0 million, of which $14.4 million was recorded during the second quarter of 2009. During the second quarter and first six months of 2009, total restructuring charges amounted to $17.7 million and $24.3 million, respectively. The restructuring charges incurred during the period primarily related to employee severance and benefits. The restructuring activities are expected to be substantially completed by the end of the third quarter of 2009. See “Note 10 — Restructuring” to the condensed consolidated financial statements included in this report.

Interest and Other Income (Expense), Net

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in thousands, except percentages)
Interest and other income (expense), net	$22,766	($4,529)	(120%)	$49,510	$13,563	(73%)
As a percentage of net revenues	1.0%	(0.2%)		1.1%	0.3%

Interest and other income (expense), net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture and equity investment results, interest expense consisting of interest charges on the amount drawn under our credit agreement and certain accrued contingencies, excluding interest related to Bill Me Later, which is included in cost of net revenues, and other miscellaneous transactions not related to our primary operations.

Interest and other income (expense), net, during the second quarter and first six months of 2009 decreased $27.3 million and $35.9 million, respectively, as compared to the same periods of the prior year. The decrease in interest and other income (expense), during the second quarter of 2009 was due primarily to a $22.8 million decrease in interest income due to lower interest rates that were earned on lower average cash, cash equivalents and investments balances, as well as the impact of foreign currency losses. The decrease in interest and other income (expense), net, during the first six months of 2009 was due primarily to a $52.8 million decrease in interest income due to lower interest rates that were earned on lower average cash, cash equivalents and investments balances, partially offset by a $2.9 million decrease in interest expense on borrowings from our line of credit and an $11.9 million increase in foreign currency gains.

Provision for Income Taxes

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2008	June 30, 2009		June 30, 2008	June 30, 2009
	(in thousands, except percentages)
Provision for income taxes	$107,788	$79,818	(26%)	$227,591	$163,561	(28%)
As a percentage of net revenues	4.9%	3.8%		5.2%	4.0%
Effective tax rate	19%	20%		20%	19%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes and subsidiary losses for which we have not provided a benefit and other factors that impact the effective tax rate.

Liquidity and Capital Resources

Cash Flows

	Six months ended June 30,
	2008	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,504,649	$1,399,245
Investing activities	(457,816)	(1,428,184)
Financing activities	(1,666,095)	(583,661)
Effect of exchange rates on cash and cash equivalents	94,099	(2,711)

Net (decrease) in cash and cash equivalents	$(525,163)	$(615,311)

Operating Activities

We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2008 and 2009 due primarily to non-cash charges to earnings and changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The decrease in cash provided by operating activities is due primarily to lower net income.

Investing Activities

The net cash used in investing activities in the first six months of 2009 was due primarily to cash paid for acquisitions and property and equipment partially offset by changes in principal loans receivable balances related to Bill Me Later. During the first six months of 2009 we acquired Gmarket for $1.2 billion and had purchases of property and equipment of $219.4 million. Cash received from loans receivable, net of collections during the first six months of 2009 totaled $31.7 million. During the first six months of 2008 net cash used in investing activities was primarily due to purchases of property and equipment of $256.3 million and the acquisition of FraudSciences for $159.1 million, net of cash acquired.

Financing Activities

The net cash used in financing activities of $583.7 million in the first six months of 2009 was due primarily to the repayment of borrowings under our line of credit of $600.0 million. We did not repurchase any stock during the first six months of 2009. Net cash used in financing activities of $1.7 billion during the first six months of 2008 was due primarily to the repurchase of approximately 55.8 million shares of common stock for an aggregate purchase price of approximately $1.6 billion and the repayment of our line of credit of $200.0 million, offset in part by net proceeds from the issuance of common stock of $98.7 million.

Reported cash and cash equivalents were negatively affected by exchange rates during the first six months of 2009 due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro. The positive effect of exchange rates on cash and cash equivalents of $94.1 million during the first six months of 2008 was due to the weakness of the U.S. dollar during the period against other foreign currencies, primarily the Euro.

Stock Repurchases

In January 2008, our Board authorized, and we announced, a stock repurchase program of up to $2.0 billion of our common stock. During the six months ended June 30, 2009, we did not repurchase any shares of our common stock. As of June 30, 2009, we have the ability to repurchase up to $656.5 million under our stock repurchase program.

Credit Agreement

As of June 30, 2009, $400.0 million was outstanding and approximately $1.4 billion was available under our credit agreement.

Liquidity and Capital Resource Requirements

At June 30, 2009, we had cash and cash equivalents of $2.6 billion, compared to $3.2 billion at December 31, 2008. The decrease in our cash and cash equivalents from December 31, 2008 is due primarily to the acquisition of Gmarket in June 2009 for $1.2 billion. Our primary liquidity and capital resources needs are to fund our operations, capital expenditures and acquisition activity. At June 30, 2009, we held balances in cash and cash equivalents outside the U.S. in certain of our foreign operations totaling approximately $2.2 billion. If these cash and cash equivalents are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any single entity. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We believe that our existing cash and cash equivalents of approximately $2.6 billion at June 30, 2009, together with cash expected to be generated from operations and cash available through our credit agreement, will be sufficient to fund our operating activities, capital expenditures, acquisition activity, Bill Me Later loan portfolio, stock repurchases and other obligations for the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2009, we had a total of $896.7 million in cash withdrawals offsetting our $919.1 million in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Customer balances held as direct claims against us, primarily PayPal, are included on our consolidated balance sheet in “funds receivable and customer accounts” with an offsetting current liability in “funds payable and amounts due to customers,” and totaled approximately $1.4 billion as of June 30, 2009 and $1.1 billion as of December 31, 2008. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds that are deposited in bank accounts insured by the FDIC on behalf of U.S. customers and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $2.0 billion and $1.9 billion as of June 30, 2009 and December 31, 2008, respectively. The PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

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

Recent Accounting Pronouncements

See “Note 1 — The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. Our market risk profile has not changed significantly during the first six months of 2009.

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

Investment Risk

As of June 30, 2009, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 82% of our total cash, cash equivalents and investment portfolio, which was held primarily in bank deposits, commercial paper and money market funds. As of June 30, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

The information set forth under “Note 8 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

•

the primary and second-order effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); new algorithms for determining which listings appear at the top of searches; changes to buyer and seller feedback criteria; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; new restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; new incentives and rewards for top PowerSellers, including pricing discounts; increased protection for buyers; lower insertion fees for, and extended duration of, listings of fixed-price items; shipping and handling limits on certain categories of items (e.g., media); requiring sellers to accept at least one approved payment method (and restricting sellers from referencing non-permitted payment methods, including paper forms of payment such as checks and money orders), on eBay.com in the U.S. for most categories of items; and recently announced changes intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs, requiring sellers to provide additional key information intended to set buyer expectations and reduce seller costs, and changes to the dispute resolution process (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal);

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

•

our ability to successfully integrate and manage businesses that we acquire, including new needs to manage credit risks and bad debts following our acquisition of Bill Me Later in November, 2008 and to manage competing marketplaces in Korea following our acquisition of Gmarket in June 2009;

•	consumer confidence in the safety and security of transactions using our websites or technology;

•	our ability to manage the costs of our user protection programs;

•	the volume, velocity, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 1 — Legal Proceedings” above);

•

new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, ecommerce, online payments, online advertising or online communications;

•	our ability to meet regulatory requirements as we expand the range and geographical scope of PayPal’s services and the range of services and marketing programs offered by Skype;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	our ability to manage PayPal’s payment funding mix;

•	our ability to manage the transaction loss rate on eBay and in our Payments business;

•	our ability to manage funding costs and losses associated with our Bill Me Later business;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the costs and results of litigation that involves us;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

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

It is difficult for us to forecast the level or source of our revenues or earnings accurately. In view of the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast income statement expenses as a percentage of net revenues. Quarterly and annual income statement expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

We invest heavily in marketing and promotion, customer support, protection programs, technology and further development of the operating infrastructure for our core and non-core operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. Growth rates of our Marketplaces businesses in our most established markets, such as the U.S., Germany and the U.K., have been declining. Despite our efforts to stem these declines, growth rates in these and other markets may continue to decline. As our penetration in established markets grows, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our websites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher service levels, our business will suffer.

In April and July 2009, we announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs, requiring sellers to provide additional key information intended to set buyer expectations and reduce seller costs, changes to the dispute resolution process (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal), changes to performance standards and/or rewards for sellers (including the creation of a new top-rated seller status), and the discontinuation of certain optional seller listing features. We may make further changes in these or other areas in the future.

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

Because we conduct a significant and growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies, as happened in the second half of 2008. Net revenues in the six months ended June 30, 2009 were negatively impacted by foreign currency translation of $369.9 million, compared to the same period of the prior fiscal year. Operating income for the six months ended June 30, 2009 was negatively impacted by foreign currency translation of $175.7 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, recent reductions in interest rates have reduced our investment income, including income we earn on PayPal customer balances, which in turn has materially lowered our net interest income.

Bill Me Later’s operations are dependent on CIT Bank

We acquired Bill Me Later, a company that provides transaction-based credit, in November 2008. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later relies on CIT Bank to extend credit to customers in order to offer the Bill Me Later service. When a consumer makes a purchase using the Bill Me Later service, CIT Bank funds the consumer loan at the point of sale and advances funds to the merchant. Bill Me Later subsequently purchases the receivable related to the consumer loan extended by CIT Bank. Although CIT Bank continues to own each customer account, Bill Me Later owns the related receivable and is responsible for all servicing functions related to the account. Any termination or interruption of CIT Bank’s services to us could materially and adversely affect our ability to offer the Bill Me Later service. Under those circumstances, we would be required to either reach a similar arrangement with another chartered financial institution, which may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations. On July 20, 2009, CIT Group, the parent company of CIT Bank, announced a restructuring plan. If CIT Group is unable to complete the restructuring plan, or if CIT Group’s financial condition otherwise significantly impairs CIT Bank’s financial condition or operations or if CIT Bank’s financial condition or operations are adversely affected for any reason, CIT Bank could be placed under FDIC receivership. In the event of a receivership, the FDIC as receiver could potentially terminate or suspend our commercial relationship with CIT Bank. If such a termination or suspension occurs before Bill Me Later has reached a similar arrangement with another chartered financial institution to provide such services, Bill Me Later would be unable to originate any new transactions until a new arrangement was made, which would materially and adversely affect Bill Me Later’s business during that period.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1 — Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S. (where Tiffany & Co. is currently appealing the trial court ruling in favor of eBay), Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products and for unboxed and other allegedly nonconforming products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded the plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business.

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

As discussed above with respect to certain specific issues, the law relating to the liability of online services companies for information carried on or disseminated through their services is often unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability under a number of these theories have been brought against us, as well as other online service companies. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for not removing content posted in the Feedback Forum.

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

Beginning in October 2008, buyers who pay for transactions on eBay.com with PayPal are protected on eligible transactions for the full amount of an item’s purchase price if the buyer does not receive the goods they purchased or if the goods differ significantly from what was described by the seller. Furthermore, U.S. sellers on eBay.com have received improved seller protection for eligible transactions in which the seller is paid with PayPal, in that they are covered against payment reversals due to buyer claims of an unauthorized payment or an item that was not received, so long as the seller follows specified shipping and handling practices. We have also enhanced our buyer and seller protections in certain eBay international marketplaces. These changes to PayPal’s buyer and seller protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the full year ended December 31, 2008 and the three months ended June 30, 2009, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $171.5 million and $49.5 million, representing 0.29% and 0.30% of our net Total Payment Volume in each period, respectively. We have recently announced plans to change the dispute resolution process for transactions on eBay.com and eBay.co.uk (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal), which could result in an increase in our transaction losses.

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

eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously in order to harm either the seller or eBay. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While sometimes eBay can suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. The impact of recently announced changes to our dispute resolutions program is discussed in more detail below under the caption “Changes to our dispute resolution process could increase our costs and loss rate.”

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

Changes to our dispute resolution process could increase our costs and loss rate.

In April 2009, we announced plans to change the dispute resolution process (which we refer to as resolutions) for transactions on eBay.com and eBay.co.uk in which buyers claim the item was not received or the item they received was different from that described in the listing. Currently, buyers with an issue on our eBay.com and eBay.co.uk platform are generally required to contact the seller directly, and, if they are unable to resolve the issue, to start the resolutions process online via PayPal’s resolution center. If the buyer did not pay with PayPal, they may have no recourse. We are in the process of transitioning to a new, on-eBay resolutions process provided by eBay customer support, which will serve as the primary entry point for buyers who are unable to resolve their disputes with eBay sellers. Among other things, the new resolutions process provides that eBay will reimburse the buyer in cases where the item was not received or the item they received was different from that described in the listing and the seller does not provide adequate resolution to the buyer. We expect that our costs associated with resolutions will increase as we make these changes to our resolutions process. In addition, the eBay customer support team that will handle resolutions does not have the same experience in fraud detection as the PayPal customer support team, and we may therefore be susceptible to an increase in fraud and associated transaction losses as a result of these changes. We may make further changes in these or other areas in the future.

Any factors which reduce cross-border trade could harm our business.

Cross-border trade has become an increasingly important source of both revenue and profits for us. Cross-border transactions using our websites generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively easy way for buyers and sellers to engage in cross-border trade compared with other alternatives. To the extent that any factors result in a net reduction in cross-border trade, including, among other factors, fluctuations in exchange rates, the application of specific national or regional laws (e.g., selective distribution channel laws and parallel import laws) to users in other countries, or any other factors impose restrictions on, or increase the costs of, shipping goods across national borders (including customs enforcement and tariffs), our business would suffer. We believe that recent increases in the relative value of the U.S. dollar versus other currencies have reduced cross-border trade between U.S. sellers and foreign buyers, without a corresponding increase in cross-border traffic in the other direction, adversely affecting our business.

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

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 143,000 users have sued IAC over this breach in several lawsuits in Korean courts and we expect more to do so in the future. Trial for a group of representative suits is scheduled to begin in August 2009. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in this lawsuit. In December 2008, the Korea Consumer Agency (KCA) made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $40-$80) to users who had complained to it as a result of such breach. IAC rejected this non-binding recommendation and did not make any payments, and this KCA process has ended.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time (most recently involving our Korean IAC website in July 2009). We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

We derive an increasing portion of our revenues from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. Recent economic conditions have adversely impacted our advertising revenue. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by Shopping.com. Rule changes made by search engines in 2008 disrupted traffic to our Shopping.com website, which in turn adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. If we experience a reduction in our advertising revenues due to economic, competitive, technological or other factors, including the worldwide economic slowdown, a reduction in revenue due to the renegotiation of the terms of our contracts with major advertising companies such as Yahoo!, Google and Microsoft, or if we are unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding Shopping.com, our classified websites (e.g., Kijiji, Marktplaats and Den Blå Avis), StubHub, Skype, Bill Me Later and Gmarket, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently-changing rules that govern their pricing, availability and placement of online advertisement (e.g., paid search, keywords), and changes to these rules could negatively affect our use of online advertising to promote our brands. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

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

In light of the global financial crisis, federal lawmakers in Washington, D.C., have discussed the possibility of overhauling the U.S. financial regulatory system and making significant changes to regulations governing financial services. In the event that such changes are adopted, they could potentially result in PayPal becoming subject to one or more federal financial services regulators and eBay Inc. being regulated as a financial services holding company. Even if we do not become subject to regulation in the manner described in the preceding sentence, we could be subject to additional licensure requirements, laws and regulations and increased regulatory scrutiny, which would impose substantial costs on us and could require us to change our business practices in ways that would harm our business.

If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.

While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 65 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets.

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

PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In the United States, PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. PayPal has localized its service in several other countries and as a result is subject to additional verification and reporting requirements, which in some cases are more stringent. Several countries, including Australia, Luxembourg and Singapore, have recently implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has made changes to its procedures accordingly. As PayPal continues to localize its services in additional jurisdictions, the impact of these varying laws and regulations on PayPal’s business is uncertain. PayPal could be required, among other things, to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements could impose significant costs on PayPal, make it more difficult for new customers to join its network and reduce the attractiveness of its product. Failure to comply with federal, state or foreign money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

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

Our Bill Me Later service is similarly subject to a variety of laws and regulations. Although Bill Me Later does not originate loans, one or more jurisdictions may conclude that Bill Me Later is a lender or money transmitter or loan broker, which could subject us to liability or regulation in one or more jurisdictions. Additionally, federal regulators could mandate changes to the relationship between Bill Me Later and CIT Bank, the financial institution that Bill Me Later relies on to extend credit to customers with the Bill Me Later service. Any adverse changes in this relationship could negatively impact Bill Me Later’s ability to continue operating its business as currently conducted, as described in “Bill Me Later’s operations are dependent on CIT Bank” above.

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

PayPal pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. Senders fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. The proportion of PayPal’s payment volume funded using credit cards has increased over time. In addition, some of PayPal’s newer offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. At the same time, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. This settlement has now been approved by the court.

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

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% and 53%, respectively, of our net revenues in fiscal year 2008 and the first six months of 2009. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

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

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions (e.g., in South Korea relating to its disputes with North Korea);

•	challenges associated with maintaining relationships with local law enforcement and related agencies; and

•	differing intellectual property laws.

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable, repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under the caption “We are exposed to fluctuations in currency exchange rates and interest rates,” above.

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

We have acquired a number of businesses in the past, including, most recently, Gmarket in Korea, Bill Me Later in the United States and Den Blå Avis and BilBasen, classified businesses in Denmark. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Risks associated with Bill Me Later’s reliance on CIT Bank are discussed in detail under the caption “Bill Me Later’s operations are dependent on CIT Bank” above.

Bill Me Later relies on third-party merchant processors and payment gateways to process transactions using the Bill Me Later service. For the six months ended June 30, 2009, approximately 82% of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

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

As of June 30, 2009, Bill Me Later had an aggregate consumer loan portfolio of approximately $553.4 million. Like other businesses with significant exposure to losses from consumer loans, the Bill Me Later service faces the risk that account holders will default on their payment obligations, resulting in accounts becoming uncollectible, and the risk of potential charge-offs related to the loan portfolio. The rate at which accounts are charged off as uncollectible, or the credit loss rate, was approximately 11.08% for the three months ended June 30, 2009. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. The age and rate of growth of a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. Consumers are less likely to miss their payments within the first 12 to 18 months of a loan’s term. When a lender makes fewer loans than it has in the past, the proportion of new loans in its portfolio will decrease and the rate of missed payments and charge-offs in the portfolio will increase, which has been the case with Bill Me Later.

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

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. For example, the State of New York recently passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law, which was recently upheld by a lower level New York court. A number of states have followed the example of New York and are considering similar legislation related to affiliate activities. While the new law in New York does not specifically apply to our businesses, the proliferation of such state legislation could adversely affect some of our sellers at some point in the future and indirectly harm our business.

In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of distant sales tax by out-of-state sellers — bills have been introduced in the U.S. Congress to overturn the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Such legislation may be considered by the U.S. Congress as a way to enable states to increase sales tax revenues and help address significant state budget difficulties caused by the economic downturn. The adoption of any legislation overturning the Quill decision that lacks a robust small business exemption would result in the imposition of sales taxes, as well as costs associated with complex sales tax collection, remittance and audit compliance requirements on our sellers, would make selling on our websites less attractive for small retailers, and would harm our business.

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

The current regulatory environment for Internet communications is uncertain, and Skype’s business could be harmed by new regulations or the application of existing regulations to its products.

The current regulatory environment for Internet communications is uncertain and rapidly changing. Skype believes that its Internet communications products are currently subject to few, if any, of the same regulations that apply to traditional telephony and Voice over Internet Protocol (VoIP)-based telephone replacement services. Internet communications companies are generally subject to different regulatory regimes in different countries, and in most cases are subject to lower, or no, regulatory fees and lesser, or no, specific regulatory requirements. However, the status of Internet communications providers is uncertain in many jurisdictions and Skype frequently must respond to inquiries about its regulatory status. Regulatory agencies may require Skype to conform to rules that are difficult or impossible for it to comply with due to the nature of its communications technologies, which could adversely affect its business. For example, while suitable alternatives may be developed in the future, Skype is currently unable to identify the exact geographic origin of the traffic traversing the Internet or to provide detailed calling information about computer-to-computer communications, either of which may make complying with future regulatory requirements, such as emergency calling services requirements, which require traditional and telephony and VoIP-based providers to be able to determine and provide the location of a person making an emergency call in many jurisdictions, difficult or impossible.

Governments may impose new or increased fees, taxes, and administrative burdens on Internet communications companies, or Skype may change its product offerings in a manner that subjects it to telecommunications regulations. Increased fees could include access and other charges payable to local exchange carriers to carry and terminate traffic, contributions to federal or state Universal Service Funds in the United States and elsewhere, and other charges. In addition, such fees may be assessed by governments retroactively or prospectively. Skype may be required to meet various emergency service requirements, disability access requirements, user protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act in the U.S. and similar laws in other jurisdictions. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode Skype’s pricing advantage over competing forms of communication. Regulations that decrease the degree of privacy for users of Skype’s products could also slow its adoption. The increasing growth and popularity of Internet communications heightens the risk that governments will seek to regulate Internet communications, and Skype has received an increasing number of inquiries from regulators about its products and services. Competitors, including the incumbent telephone companies, may devote substantial lobbying efforts to seek greater protection for their existing businesses and increased regulation of Internet communications. In the United States, various state legislatures and regulatory agencies are beginning to impose their own requirements and taxes on Internet communications. Some countries have prohibited Skype. In many countries in which Skype products are available, the laws that may relate to its offerings are unclear. We cannot be certain that Skype or its customers are currently in full compliance with regulatory or other legal requirements in all countries in which Skype is used. Skype’s failure or the failure of those with whom Skype transacts business to comply with these requirements could materially adversely affect our business, financial condition and results of operations. In addition, increased regulatory requirements on Internet communications would increase Skype’s costs, and, as a result, our business would suffer.

New rules and regulations with respect to Internet communications are being considered in various countries around the world, and at least some of these rules and regulations are likely to be adopted and to be applicable to Skype. Such new rules and regulations are likely to increase our costs of doing business and could prevent us from delivering our products and offerings over the Internet, which could adversely affect Skype’s customer base, and thus its revenue.

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

In March 2009, Skype filed a claim in the English High Court of Justice (No. HC09C00756) against Joltid Limited, a licensor of certain peer-to-peer communication technology used in Skype’s business. Following the filing of the claim, Joltid purported to terminate the license agreement between the parties. See “Item 1 — Legal Proceedings” above.

Our businesses depend on continued and unimpeded access to the Internet. Internet service providers may be able to block, degrade, or charge us or our users additional fees for our offerings.

Our customers rely on access to the Internet to use our products and services. In many cases that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies, and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers’ use of our offerings by restricting or prohibiting the use of their lines for our offerings, by filtering, blocking, delaying, or degrading the packets containing the data associated with our products, or by charging increased fees to us or our users for use of their lines to provide our offerings. Some of these providers have contractually restricted their customers’ access to Internet communications offerings (which would include Skype) through their terms of service with their customers. These activities are technically feasible and may be permitted by applicable law. In addition, Internet service providers could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

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

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. Suits alleging a variety of causes of actions have in the past, and may in the future, be filed against StubHub and eBay by venue owners, competitors, ticket buyers and unsuccessful ticket buyers. Such litigation could result in damage awards, could require us to change our business practices in ways that may be harmful to our business, or could otherwise negatively affect our tickets business.

Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our site and has adversely affected revenue and profits. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster, Live Nation and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which is owned by TicketMaster) and RazorGator. In addition, ticketing service companies and event organizers have recently begun to issue event tickets through paperless (electronic) ticketing systems that include restrictions on the transferability of such event tickets. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business would be harmed.

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. In 2008, we changed our Chief Executive Officer and the heads of all three of our business units. These changes may result in increased attrition of our personnel as new reporting relationships are established and as other companies may increasingly target our executives. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and some members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our executive officers or other key employees could harm our business. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.

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

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the credit card and bank clearing networks. Similarly, Bill Me Later relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial, regulatory, or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, and thereby harm our business. Price increases by companies that provide services to our users (such as postal and delivery services) could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. Any security breach at one of these companies could also adversely affect our customers and harm our business.

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

A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Google Base, Oodle.com and a number of International websites operated by Schibsted ASA. Our classifieds websites, including Kijiji, Marktplaats, mobile.de, Gumtree, Den Blå Avis and BilBasen offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which they operate, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Jewelry & Watches category include: Bluenile.com, HSN.com, Ice.com, Jewelry Television, QVC.com, Ross-Simons, Signet/Sterling, Tiffany, Zales and a variety of online and offline independent jewelry and watch retailers.

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as Quelle and Otto in Germany, Leboncoin.fr and Price Minister in France, Tradus (recently acquired by Naspers) in Poland, Yahoo-Kimo in Taiwan, Lotte, Naver and 11th Street

in South Korea, Trading Post, OZtion and Aussie Bidder in Australia, and Amazon in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

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

In several jurisdictions, we have taken actions designed to improve the safety of transactions on our websites. Beginning in June 2008, we have required users in the UK to offer PayPal as a payment alternative on most transactions on our localized UK website, and since October 2008, we require sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Moneybookers and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. We currently face inquiries from government regulators in various jurisdictions related to such actions. For example, the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding them from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

PayPal

The markets for PayPal’s product are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks starting to allow Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards, and bill pay networks. PayPal competes with existing online and offline payment methods, including, among others:

•

credit card merchant processors that offer their services to online merchants, including American Express, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource and Authorize.net (which has merged with CyberSource);

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree;

•

processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Certegy, eBillMe, Revolution Money and TeleCheck, a subsidiary of First Data, or to pay on credit;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, TextPayMe (a subsidiary of Amazon), Crandy, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon’s base of online customers on the merchant’s own website;

•	Google Checkout, which enables the online payment of merchants using credit cards; and

•	Payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan and Zong.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to lesser licensing, anti-money laundering, and other regulatory requirements than PayPal, which is subject to additional regulations based on its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout has offered free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.

Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, Royal Bank of Scotland’s World Pay and ClickandBuy in the EU, NOCHEX, Moneybookers, NETeller and FirePay in the United Kingdom, CertaPay and HyperWallet in Canada, Paymate, BPay and POLI in Australia, Alipay, YeePay and 99 Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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

Skype

The market for Skype’s products is also intensely competitive and characterized by rapid technological change. We expect Skype’s various communications competitors, including, for example, the providers of online communications products and telecommunications operators, to continue to improve the performance of their current products and introduce new products, software, services and technologies. Many telecommunications firms offer “bundled” services, where a group of services that may include cable or satellite television, internet services (e.g., cable modem or DSL), and telecommunications are offered for a single monthly price. If Skype’s competitors successfully introduce new products, offer “bundled” services or enhance their existing products, or reduce the pricing for their products this could reduce the market for Skype’s products, increase price competition, or make Skype’s products obsolete, which could lower Skype’s adoption rates, decrease its ability to attract new users or cause its current users to migrate to a competing company.

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

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our tax structure. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient in the event that any taxing authority is successful in asserting tax positions that are contrary to our positions.

In addition, the economic downturn has reduced tax revenues for U.S federal and state governments, and proposals to increase taxes from corporate entities are being considered at various levels of government. Among the options has been a proposal to modify the federal tax rules related to the imposition of U.S federal corporate income taxes for companies operating in multiple U.S and foreign tax jurisdictions. The goal is to increase the corporate income tax collections from companies operating in multiple U.S. and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate. A number of U.S states have likewise attempted to increase corporate tax revenues by taking an expansive view of corporate presence in order to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state. Companies that operate over the Internet, such as eBay, are a target of some of their state efforts. If more states were successful in applying direct taxes to Internet companies that are not present in the state, this could increase of our effective tax rate.

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

We own real property, including land and buildings related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	disruptions to our operations resulting from possible natural disasters, interruptions in utilities and similar events;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the commercial property markets, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability act, or other requirements; and

•	possible disputes with tenants, neighboring owners, or others.

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

For a description of matters submitted to a vote of security holders during the period, please refer to our Current Report on Form 8-K, filed with the SEC on May 1, 2009.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit 2.01*	Share Allocation and Tender Offer Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK) Ltd. and Gmarket Inc.

Exhibit 2.02*	Share Purchase Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK) Ltd. and Gmarket Inc.

Exhibit 10.01**+	Amended and Restated 2008 Equity Incentive Award Plan.

Exhibit 10.02+

Amendment to the eBay Inc. 2008 Equity Incentive Award Plan, eBay Inc. 2001 Equity Incentive Plan, eBay Inc. 1999 Global Equity Incentive Plan, eBay Inc. 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2009, and incorporated herein by reference.
**	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2009, and incorporated herein by reference.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

	By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer

Date: July 28, 2009

Principal Financial Officer:

	By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: July 28, 2009

Principal Accounting Officer:

	By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer

Date: July 28, 2009

INDEX TO EXHIBITS

Exhibit 2.01*	Share Allocation and Tender Offer Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK) Ltd. and Gmarket Inc.

Exhibit 2.02*	Share Purchase Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK) Ltd. and Gmarket Inc.

Exhibit 10.01**+	Amended and Restated 2008 Equity Incentive Award Plan.

Exhibit 10.02+

Amendment to the eBay Inc. 2008 Equity Incentive Award Plan, eBay Inc. 2001 Equity Incentive Plan, eBay Inc. 1999 Global Equity Incentive Plan, eBay Inc. 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2009, and incorporated herein by reference.
**	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2009, and incorporated herein by reference.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Indicates a management contract or compensatory plan or arrangement.