Form 10-Q
period 2009-09-30
EBAY INC
filed 2009-10-27
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 14, 2009, there were 1,292,961,679 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2008	September 30, 2009
	(In thousands, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,188,928	$2,557,859
Short-term investments	163,734	601,443
Accounts receivable, net	435,197	419,982
Loans receivable, net	570,071	511,809
Funds receivable and customer accounts	1,467,962	1,993,294
Other current assets	460,698	389,200

Total current assets	6,286,590	6,473,587
Long-term investments	106,178	479,285
Property and equipment, net	1,198,714	1,293,775
Goodwill (see Note 4)	7,025,398	8,016,465
Intangible assets, net	736,134	909,401
Other assets	239,425	183,859

Total assets	$15,592,439	$17,356,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,332	$209,333
Funds payable and amounts due to customers	1,467,962	1,993,294
Accrued expenses and other current liabilities	784,774	961,966
Deferred revenue and customer advances	181,596	231,992
Income taxes payable	100,423	50,093
Borrowings from credit agreement	1,000,000	200,000

Total current liabilities	3,705,087	3,646,678
Deferred and other tax liabilities, net	753,965	907,342
Other liabilities	49,529	51,185

Total liabilities	4,508,581	4,605,205

Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,282,025 and 1,292,774 shares outstanding	1,470	1,481
Additional paid-in capital	9,585,853	9,870,102
Treasury stock at cost, 188,200 and 188,251 shares	(5,376,970)	(5,377,258)
Retained earnings	5,970,020	7,004,211
Accumulated other comprehensive income	903,485	1,252,631

Total stockholders’ equity	11,083,858	12,751,167

Total liabilities and stockholders’ equity	$15,592,439	$17,356,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$2,117,531	$2,237,852	$6,505,415	$6,356,430
Cost of net revenues	560,963	643,908	1,648,478	1,809,067

Gross profit	1,556,568	1,593,944	4,856,937	4,547,363

Operating expenses:
Sales and marketing	451,753	491,461	1,463,190	1,359,277
Product development	190,842	205,207	554,393	605,126
General and administrative	248,909	272,177	793,791	797,966
Provision for transaction and loan losses	88,269	96,682	260,872	270,597
Amortization of acquired intangible assets	52,720	72,803	162,472	200,066
Restructuring	—	12,673	—	36,937

Total operating expenses	1,032,493	1,151,003	3,234,718	3,269,969

Income from operations	524,075	442,941	1,622,219	1,277,394
Interest and other income (expense), net	38,567	(4,606)	88,077	8,957

Income before income taxes	562,642	438,335	1,710,296	1,286,351
Provision for income taxes	(70,423)	(88,599)	(298,014)	(252,160)

Net income	$492,219	$349,736	$1,412,282	$1,034,191

Net income per share:
Basic	$0.38	$0.27	$1.08	$0.80

Diluted	$0.38	$0.27	$1.07	$0.80

Weighted average shares:
Basic	1,288,937	1,293,511	1,311,501	1,288,150

Diluted	1,297,484	1,311,274	1,322,126	1,299,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands)
	(Unaudited)
Net income	$492,219	$349,736	$1,412,282	$1,034,191

Other comprehensive income:
Foreign currency translation	(597,518)	329,745	(367,276)	284,759
Unrealized (losses) gains on investments, net	(114,953)	94,724	(432,424)	179,646
Unrealized gains (losses) on hedging activities	19,022	(359)	11,046	(46,458)
Tax benefit (provision) on above items	44,974	(36,534)	168,487	(68,801)

Net change in accumulated other comprehensive (loss) income	(648,475)	387,576	(620,167)	349,146

Comprehensive income	$(156,256)	$737,312	$792,115	$1,383,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2009
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,412,282	$1,034,191
Adjustments:
Provision for transaction and loan losses	260,872	270,597
Depreciation and amortization	517,917	610,162
Stock-based compensation	269,481	302,769
Changes in assets and liabilities, net of acquisition effects	(262,500)	(80,233)

Net cash provided by operating activities	2,198,052	2,137,486

Cash flows from investing activities:
Purchases of property and equipment, net	(406,739)	(394,156)
Changes in principal loans receivable, net	—	7,517
Purchases of investments	(107,990)	(468,371)
Maturities and sales of investments	42,248	26,971
Acquisitions, net of cash acquired	(159,064)	(1,209,433)
Other	(51,369)	5,889

Net cash used in investing activities	(682,914)	(2,031,583)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	115,615	51,796
Repurchases of common stock, net	(2,177,942)	—
Excess tax benefits from stock-based compensation	4,670	585
Tax witholdings related to net share settlements of restricted stock awards and units	(18,498)	(26,361)
Net payments from borrowings under credit agreement	(200,000)	(800,000)
Other	—	(8,063)

Net cash used in financing activities	(2,276,155)	(782,043)

Effect of exchange rate changes on cash and cash equivalents	(117,457)	45,071

Net decrease in cash and cash equivalents	(878,474)	(631,069)
Cash and cash equivalents at beginning of period	4,221,191	3,188,928

Cash and cash equivalents at end of period	$3,342,717	$2,557,859

Supplemental cash flow disclosures:
Cash paid for interest	$1,257	$5,921
Cash paid for income taxes	$329,160	$278,117
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	4,398	5,361

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

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later (which we acquired in November 2008). Our Communications segment, which consists of Skype, enables Internet communications between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones. On September 1, 2009, we entered into a definitive agreement to sell the share capital of Skype Luxembourg Holdings S.a.r.l., Skype Inc., Camino Networks, Inc. and Sonorit Holdings, A.S. (collectively with their respective subsidiaries, the “Skype Companies”) to an entity organized and owned by an investment group led by Silver Lake and that includes the Canada Pension Plan Investment Board, Index Ventures and Andreessen Horowitz (the “Buyer”). Upon completion of the sale, we will hold an approximately 35 percent equity investment in the Buyer. For further details please see “Note 4 — Skype Assets Held for Sale.”

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, legal contingencies, income taxes, revenue recognition, stock-based compensation and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have evaluated all subsequent events through the date the financial statements were issued on October 27, 2009.

The condensed consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as a noncontrolling interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income (expense), net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting, where our share of the investees’ results of operations is not included in our condensed consolidated statement of income, except to the extent of earnings distributions actually received from the investee, and the cost basis of our investments is included in long-term investments.

Recent Accounting Pronouncements

On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the FASB. The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance as issued by the FASB which delayed the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements (see “Note 7 — Fair Value Measurement of Assets and Liabilities” for additional information).

On January 1, 2009, we adopted new disclosure requirements as issued by the FASB related to derivative instruments and hedging activities. The new disclosure requirements expand previous guidance and require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the second quarter of 2009, we adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on our consolidated financial statements.

During the second quarter of 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the second quarter of 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

issued or were available to be issued. See “Principles of consolidation and basis of presentation” included in “Note 1 — The Company and Summary of Significant Accounting Policies” for the related disclosure. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the third quarter of 2009, we adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. The adoption of this accounting guidance will not have an impact on our consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net income	$492,219	$349,736	$1,412,282	$1,034,191

Denominator:
Weighted average common shares - basic	1,288,937	1,293,511	1,311,501	1,288,150
Dilutive effect of equity incentive plans	8,547	17,763	10,625	11,129

Weighted average common shares - diluted	1,297,484	1,311,274	1,322,126	1,299,279

Net income per share:
Basic	$0.38	$0.27	$1.08	$0.80

Diluted	$0.38	$0.27	$1.07	$0.80

Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	102,322	81,225	94,978	105,255

Note 3 — Business Combinations

Acquisition of Gmarket Inc.

On June 15, 2009, we acquired 99.0% of the outstanding securities of Gmarket Inc. (“Gmarket”), a company organized under the laws of the Republic of Korea. We paid $24 per security, net to the holders in cash, through a cash tender offer resulting in a total cash purchase price of approximately $1.2 billion and assumed Gmarket outstanding stock options. Gmarket is a retail ecommerce marketplace in Korea, and is included in our Marketplaces segment. The rationale for acquiring Gmarket was to strengthen our ecommerce business in Korea and provide a platform for expansion throughout Asia.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. Our preliminary allocation of the purchase price is summarized in the table below (in thousands):

Net tangible assets acquired	$50,526
Goodwill	797,946
Trade name	264,604
User base	76,512
Developed technology	33,076
Other intangible assets	4,304

Total	$1,226,968

Our estimated useful life of the identifiable intangible assets acquired is three years for developed technology, five years for the trade name and user base and one year for other intangibles. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available.

Gmarket’s financial results have been included in our condensed consolidated statement of income as of June 16, 2009. The amount of revenue and earnings included in the condensed consolidated income statement for the three and nine months ended September 30, 2009 were not material to the respective periods. The noncontrolling ownership interest in Gmarket is included in additional paid-in capital in our condensed consolidated balance sheet as it is not significant. Earnings attributable to noncontrolling interests for the three and nine months ended September 30, 2009 were not significant to the respective periods. The results of operations of Gmarket for periods prior to our acquisition of Gmarket were not material to our results of operations, and accordingly, pro forma results of operations have not been presented. Subsequent to the acquisition date, we acquired additional securities through a subsequent offering period that expired on July 20, 2009 and exchanged options to purchase shares of eBay common stock for outstanding Gmarket options.

Note 4 — Skype Assets Held for Sale

On September 1, 2009, we entered into a definitive agreement to sell the share capital of Skype Luxembourg Holdings S.a.r.l., Skype Inc., Camino Networks, Inc. and Sonorit Holdings, A.S. (collectively with their respective subsidiaries, the “Skype Companies”) to an entity organized and owned by an investment group led by Silver Lake and including the Canada Pension Plan Investment Board, Index Ventures and Andreessen Horowitz (the “Buyer”). The transaction values Skype at $2.75 billion. Upon completion of the sale, we will hold an approximately 35 percent equity investment in the Buyer, which will be recorded at fair value within long-term investments in our condensed consolidated balance sheet. Mr. Mark Andreessen, a member of our Board of Directors, is a general partner in Andreessen Horowitz, which will own less than five percent of the Buyer. The transaction is expected to close in the fourth quarter of 2009. The amortization of intangible assets held for sale has been suspended.

The major classes of assets and liabilities classified as held for sale are as follows (in thousands):

September 30, 2009
Assets:
Current assets	109,929
Non-current assets	1,962,975

Total assets	$2,072,904

Liabilities:
Current liabilities	246,686
Non-current liabilities	53

Total liabilities	$246,739

Included in the table above within non-current assets is goodwill of approximately $1.9 billion. As part of the sale of Skype, we will recognize a portion of our accumulated foreign currency translation adjustment. We estimate the gain on the pending sale of Skype will be approximately $1.0 billion.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended September 30, 2009 (in thousands):

	December 31, 2008	Goodwill Acquired	Adjustments	September 30, 2009
Reportable segments:
Marketplaces	$3,053,139	$797,946	$142,690	$3,993,775
Payments	2,163,057	—	(9,124)	2,153,933
Communications (see Note 4)	1,836,562	—	59,555	1,896,117

	$7,052,758	$797,946	$193,121	$8,043,825

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include identifiable intangible assets, deferred tax liabilities and goodwill. As of December 31, 2008 and September 30, 2009, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The adjustments to goodwill during the nine months ended September 30, 2009 were due primarily to foreign currency translation.

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We conducted our annual impairment test as of August 31, 2009 and determined there was no impairment. There were no events or circumstances from that date through September 30, 2009 indicating that a further assessment was necessary.

Intangible Assets

The components of identifiable intangible assets are as follows (in thousands, except years):

	December 31, 2008				September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Intangible assets:
Customer lists and user base	$756,829	$(415,238)	$341,591	6	$852,872	$(517,530)	$335,342	6
Trademarks and trade names	638,930	(393,353)	245,577	5	925,698	(506,042)	419,656	5
Developed technologies	199,893	(111,973)	87,920	3	230,856	(147,330)	83,526	3
All other	126,381	(64,803)	61,578	4	157,504	(86,627)	70,877	4

	$1,722,033	$(985,367)	$736,666		$2,166,930	$(1,257,529)	$909,401

As of December 31, 2008, the net carrying amount of intangible assets related to our equity investments included above was approximately $532,500. All of our identifiable intangible assets, with the exception of intangible assets of Skype classified as held for sale, are subject to amortization. Aggregate amortization expense for intangible assets was $66.3 million and $92.2 million for the three months ended September 30, 2008 and 2009, respectively. Aggregate amortization expense for intangible assets was $195.2 million and $253.6 million for the nine months ended September 30, 2008 and 2009, respectively.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Expected future intangible asset amortization from acquisitions completed as of September 30, 2009 is as follows (in thousands):

Fiscal Years:
2009 (three months ending December 31, 2009)	$68,995
2010	227,171
2011	178,717
2012	143,378
2013	119,103
Thereafter	33,074

$770,438

Note 6 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker to evaluate segment performance and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and Communications. For details related to the pending sale of our Communications segment, please see “Note 4 — Skype Assets Held for Sale.”

The following tables summarize the financial performance of our operating segments (in thousands):

	Three Months Ended September 30, 2008
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$1,376,853	$597,211	$143,467	$2,117,531
Direct costs	789,109	483,713	105,766	1,378,588

Direct contribution	$587,744	$113,498	$37,701	738,943

Operating expenses and indirect costs of net revenues				214,868

Income from operations				524,075
Interest and other income, net				38,567

Income before income taxes				$562,642

	Three Months Ended September 30, 2009
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$1,364,583	$688,063	$185,206	$2,237,852
Direct costs	790,964	586,265	140,372	1,517,601

Direct contribution	$573,619	$101,798	$44,834	720,251

Operating expenses and indirect costs of net revenues				277,310

Income from operations				442,941
Interest and other expense, net				(4,606)

Income before income taxes				$438,335

	Nine Months Ended September 30, 2008
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$4,319,201	$1,780,585	$405,629	$6,505,415
Direct costs	2,440,797	1,417,231	322,880	4,180,908

Direct contribution	$1,878,404	$363,354	$82,749	2,324,507

Operating expenses and indirect costs of net revenues				702,288

Income from operations				1,622,219
Interest and other income, net				88,077

Income before income taxes				$1,710,296

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2009
	Marketplaces	Payments	Communications	Consolidated
Net revenues from external customers	$3,847,731	$2,000,322	$508,377	$6,356,430
Direct costs	2,186,923	1,678,788	387,152	4,252,863

Direct contribution	$1,660,808	$321,534	$121,225	2,103,567

Operating expenses and indirect costs of net revenues				826,173

Income from operations				1,277,394
Interest and other income, net				8,957

Income before income taxes				$1,286,351

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses, such as advertising and marketing programs, customer support expenses, bank charges, internal interest charges related to Bill Me Later, site operations expenses, product development expenses, billing operations, certain technology and facilities expenses, transaction expenses and provision for transaction and loan losses. Expenses such as our corporate center costs (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, restructuring charges and stock-based compensation expense are excluded from direct costs as they are not included in the measurement of segment performance.

Note 7 — Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$2,557,859	$2,557,859	$—

Total cash and cash equivalents	2,557,859	2,557,859	—

Short-term investments:
Restricted cash	29,745	29,745	—
Equity instruments	312,521	312,521	—
Corporate debt securities	13,782	—	13,782
Time deposits	245,395	—	245,395

Total short-term investments	601,443	342,266	259,177

Derivatives	10,243	—	10,243
Long-term restricted cash	1,162	1,162	—
Corporate debt securities	396,744	—	396,744
Long-term time deposits	5,132	—	5,132

Total financial assets	$3,572,583	$2,901,287	$671,296

Liabilities:
Derivatives	$12,030	$—	$12,030

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

September 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

As of September 30, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2009, we had a total of $1.3 billion in cash withdrawals offsetting our $1.3 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Our financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, accounts payable, funds payable, amounts due to customers and borrowings under our credit agreement, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Note 8 — Derivative Instruments

We have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency exchange contracts that qualify as cash flow hedges, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and intercompany transactions denominated in certain foreign currencies. All outstanding derivatives that qualify for hedge accounting are recognized on the balance sheet at fair value, and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. We also hedge our exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in interest and other income (expense), net, in the condensed consolidated statement of income. Our derivatives program is not designed or operated for trading or speculative purposes.

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

Fair Value of Derivative Contracts: Derivative instruments are reported at fair value as follows (in thousands):

	Derivative Assets Reported in Other Current Assets	Derivative Liabilities Reported in Other Current Liabilities
	September 30,	September 30,
	2009	2009
Foreign exchange contracts designated as cash flow hedges	$4,643	$10,749
Foreign exchange contracts not designated as hedging instruments	5,600	1,281

Total fair value of derivative instruments	$10,243	$12,030

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss): The following table represents the activity of derivative contracts which qualify for hedge accounting as of December 31, 2008 and September 30, 2009, and the impact of designated derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2009 (in thousands):

	December 31, 2008	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to income (effective portion)	September 30, 2009
Foreign exchange contracts designated as cash flow hedges	$40,352	$(66,706)	$20,248	$(6,106)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income: The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(1,784)	$20,248
Foreign exchanges contracts not designated as hedging instruments recognized in interest and other income (expense), net	2,104	10,570

Total gain recognized from derivative contracts in the consolidated statement of income	$320	$30,818

Note 9 — Commitments and Contingencies

Credit Agreement

As of September 30, 2009, we had $200.0 million outstanding and approximately $1.6 billion available under our credit agreement. The interest rate at September 30, 2009 was 0.45%. As of September 30, 2009, we were in compliance with the financial covenants associated with the credit agreement. Lehman Brothers Commercial Bank was a participating lender in our $2.0 billion credit agreement. As a result of the bankruptcy of its parent company, the availability under our credit agreement was effectively reduced by Lehman’s commitment of $160.0 million.

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. A hearing took place in September 2009 regarding our compliance with the injunction

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and a decision is expected in late 2009. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged violations of parallel import laws, for alleged non-compliance of consumer protection laws or in connection with paid search advertisements. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L’Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L’Oréal (UK) Ltd v. eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L’Oreal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice has released its certification request to the European Court of Justice. The case was originally filed in July 2007. L’Oréal’s complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for re-sale products). Additionally, L’Oréal claimed that eBay’s use of L’Oréal brands on its website, in its search engine and in sponsored links, and purchase of L’Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L’Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as currently operated was insufficient to prevent such infringement. Other damages claimed were to be specified after the liability stage of the proceedings.

In July 2009, the U.S. Second Circuit Court of Appeals heard arguments in the Tiffany v. eBay matter which is on appeal following a decision by the trial court in favor of eBay in July 2008. In June 2004, Tiffany (NJ) Inc. and Tiffany & Co. filed a lawsuit in the U.S. District Court for the Southern District of New York (No. 04 Civ. 4607 (NRB)) claiming that eBay was liable for contributory trademark infringement, false advertising, unfair competition and various related claims based on the listing of alleged counterfeit Tiffany silver jewelry on the eBay website by third parties. The suit sought an injunction, lost profits, punitive damages and attorneys’ fees. A bench trial took place in November 2007 and in a ruling in July 2008, the trial court rejected Tiffany’s claims, finding that the burden of enforcing trademarks is on the trademark owner and that eBay’s anti-counterfeiting efforts are sufficient under the law. In an appeal filed in August 2008, Tiffany argued that generalized knowledge of alleged counterfeiting should suffice to hold eBay liable for counterfeit Tiffany items sold by third parties on its website. The Second Circuit’s opinion is expected in late 2009.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference hearing. The claim construction hearing date has been set for October 2009. The trial date is not yet set. The U.S. Patent and Trademark Office has accepted reexamination on all five Net2Phone patents that are the subject of the lawsuit. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The class certification motion was heard by the court in October 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The U.S. District Court for the Eastern District of Texas has granted defendants’ motion to transfer venue and moved the case to the U.S. District Court for the Northern District of California. In August 2009, the District Court granted our motion for summary judgment and ruled that the PartsRiver patent was invalid based on a finding that it was “on sale” more than a year before the filing date of the patent. PartsRiver is appealing the District Court’s decision. We intend to vigorously oppose PartsRiver’s appeal.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 144,000 users have sued IAC over this breach in several lawsuits in Korean courts and we expect more to do so in the future. Trial for a group of four representative suits began in August 2009, and trial for a group of 23 other suits began in September 2009. These trials are expected to be completed in November 2009. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in these lawsuits. In December 2008, the Korea Consumer Agency (KCA) made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $40-$80) to users who had complained to it as a result of such breach. IAC rejected this non-binding recommendation and did not make any payments, and this KCA process has ended even though the complainants may still file lawsuits in court.

Skype licenses peer-to-peer communication technology from Joltid Limited pursuant to a license agreement between the parties. The parties had been discussing a dispute over the license. In March 2009, Skype Technologies S.A. filed a claim in the English High Court of Justice (No. HC09C00756) against Joltid Limited. Following the filing of the claim, Joltid purported to terminate the license agreement between the parties. In particular, Joltid has alleged that Skype should not possess, use or modify certain software source code and that, by doing so, and by disclosing such code in certain U.S. patent cases pursuant to orders from U.S. courts, Skype has breached the license agreement. Joltid has brought a counterclaim alleging that Skype has repudiated the license agreement, infringed Joltid’s copyright and misused confidential information. On the basis of, among other things, the parties’ mutual dealings since the execution of the license agreement, Skype asked the English High Court for declaratory relief, including findings that Skype is not in breach of the license agreement, that Joltid’s notice of breach and subsequent notice of termination are invalid, and that Joltid has certain indemnity obligations in relation to the U.S. patent proceedings. Trial is currently scheduled for June 2010. Although Skype is confident of its legal position, as with any litigation, there is the possibility of an adverse result if the matter is not resolved through negotiation. Skype has begun to develop alternative software to that licensed through Joltid. However, such software development may not be successful and may result in loss of functionality or customers even if successful. If Skype were to lose the right to use the Joltid software as the result of the litigation, and if alternative software were not available, Skype would be severely and adversely affected and the continued operation of Skype’s business as currently conducted would likely not be possible.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces and Payments businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 — Stock-Based Plans

Stock Option Exchange Program

On August 10, 2009, the Company launched a one-time stock option exchange program (the “Program”) pursuant to which eligible employees were able to exchange certain outstanding stock options with an exercise price greater than or equal to $27.01 per share, a grant date on or before August 10, 2008 and an expiration date after September 11, 2010, for a lesser amount of new restricted stock units (“RSUs”) or, under certain circumstances, for new stock options or a cash payment. Our named executive officers and members of our Board of Directors were not eligible to participate in the Program. The Program expired on September 11, 2009. As a result of the Program, 42.6 million shares of our common stock were accepted for exchange (representing approximately 75% of the total options eligible for exchange). All surrendered options were cancelled effective as of the expiration of the Program, and in exchange for those options, we issued a total of approximately 5.0 million new RSUs. The number of new stock options granted, and the amount of cash payments issued, in exchange for outstanding stock options were insignificant. In general, the new RSUs have a vesting period that is at least one year longer than the original vesting period for the corresponding exchanged option grant. The Program did not result in any significant incremental stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the nine-month period ended September 30, 2009 (in thousands):

Shares
Outstanding at January 1, 2009	116,060
Granted and assumed	9,347
Exercised	(4,336)
Options exchanged in connection with the stock option exchange program	(42,630)
Forfeited/expired/cancelled	(19,801)

Outstanding at September 30, 2009	58,640

Stock options granted under our equity incentive plans generally vest 25% one year from the date of grant (for new hires) and 12.5% six months from the date of grant (for existing employees) and the remainder generally vest at a rate of 2.08% per month thereafter, in either case based on the recipient’s continuing service to eBay, and generally expire seven to 10 years from the date of grant. The weighted average exercise price of stock options granted and assumed during the period was $12.64 per share and the related weighted average grant date fair value was $4.36 per share.

Restricted Stock Units

The following table summarizes RSU activity for the nine-month period ended September 30, 2009 (in thousands):

Units
Outstanding at January 1, 2009	26,821
Awarded	22,916
Awarded in connection with the stock option exchange program	5,047
Vested	(6,387)
Forfeited	(3,017)

Outstanding at September 30, 2009	45,380

In general, RSUs vest over four years at the rate of 25% a year on each anniversary of the grant date, subject to the recipient’s continuing service to eBay. The cost of RSUs is determined using the fair value of our common stock on the date of grant. The weighted average grant date fair value for RSUs awarded during the period was $11.21 per share, excluding those RSUs awarded in connection with the one-time stock option exchange program.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2008 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Cost of net revenues	$10,395	$11,134	$31,908	$37,614
Sales and marketing	23,745	28,265	72,096	91,154
Product development	23,458	22,795	71,627	78,546
General and administrative	32,653	30,296	93,850	95,455

Total stock-based compensation expense	$90,251	$92,490	$269,481	$302,769

Total stock-based compensation expense included in capitalized development costs was $3.4 million and $2.6 million for the three months ended September 30, 2008 and 2009, respectively. Total stock-based compensation expense included in capitalized development costs was $8.2 million and $7.0 million for the nine months ended September 30, 2008 and 2009, respectively.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Risk-free interest rates	2.9%	2.0%	2.3%	1.6%
Expected lives (in years)	3.9	3.7	3.8	3.8
Dividend yield	0%	0%	0%	0%
Expected volatility	40%	43%	34%	47%

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

Note 11 — Restructuring

2009 Customer Service Consolidation

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. As previously announced, the consolidation will potentially impact approximately 1,100 employees. We estimate that we will incur aggregate costs of $45.0 million to $55.0 million. During the third quarter and first nine months of 2009, we incurred restructuring charges of $11.1 million and $25.5 million, respectively, in connection with this consolidation. We expect to complete these activities by mid-2010.

2008 Restructuring Plan

In 2008, we implemented a strategic reduction of our existing global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses. During the third quarter and first nine months of 2009, we incurred $1.6 million and $11.5 million, respectively, in restructuring charges related to this plan. Since the inception of the plan we have incurred $60.6 million in restructuring related charges. The restructuring activities in connection with this plan are substantially complete.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary of All Restructuring Plans

The following table summarizes the restructuring and other related costs by segment recognized during the third quarter and first nine months of 2009 (in thousands):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
Marketplaces	$6,617	$6,062	$12,679	$28,901	$7,836	$36,737
Payments	(3)	(3)	(6)	190	10	200

	$6,614	$6,059	$12,673	$29,091	$7,846	$36,937

The following table summarizes the restructuring activity during the nine months ended September 30, 2009 (in thousands):

	Employee Severance and Benefits	Facilities	Total
Accrued liability as of January 1, 2009	$14,200	$946	$15,146
Charges	29,091	7,846	36,937
Payments	(32,370)	(1,404)	(33,774)
Non-cash items	—	(3,696)	(3,696)
Adjustment	(63)	(639)	(702)

Accrued liability as of September 30, 2009	$10,858	$3,053	$13,911

In the table, above non-cash items pertain to the write-down of assets to their estimated fair value. Adjustments reflect the impact of foreign currency translation.

Note 12 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the nine-month period ended September 30, 2009 (in thousands):

Gross amounts of unrecognized tax benefits as of January 1, 2009	$701,374
Increases in unrecognized tax benefits for tax positions taken during the period	87,737
Increases in unrecognized tax benefits for prior period tax positions	38,524

Gross amounts of unrecognized tax benefits as of September 30, 2009	$827,635

As of September 30, 2009, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations, the impact from acquisitions and the impact of tax rulings made during the period affecting our tax positions. Over the next 12 months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in provision for income taxes. The amount of interest and penalties accrued at September 30, 2009 was approximately $79.7 million.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2008 tax years. The material jurisdictions in which we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S., California, France, Germany, Italy, Korea, Switzerland and Singapore.

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

Overview

We operate three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions — PayPal (which enables individuals and businesses to securely, easily and quickly send and receive payments online in approximately 190 markets worldwide) and Bill Me Later (which we acquired in November 2008 and which enables online U.S. merchants to offer, and U.S. consumers to obtain, transactional credit at the point of sale). Our Communications segment, which consists of Skype, enables Internet communications between Skype users and provides low-cost connectivity to traditional fixed-line and mobile telephones. On September 1, 2009 we entered into a definitive agreement to sell the share capital of Skype Luxembourg Holdings S.a.r.l., Skype Inc., Camino Networks, Inc. and Sonorit Holdings, A.S. (collectively with their respective subsidiaries, the “Skype Companies”) to an entity organized and owned by an investment group led by Silver Lake that includes the Canada Pension Plan Investment Board, Index Ventures and Andreessen Horowitz (the “Buyer”). Upon completion of the sale, we will hold an approximately 35 percent equity investment in the Buyer. For further details see “Note 4 — Skype Assets Held for Sale” to the condensed consolidated financial statements included in this report.

For the three months ended September 30, 2009, net revenues increased 6% to $2.2 billion compared to the same period in the prior year due primarily to the continued growth in PayPal, Skype and our classifieds business as well as growth in eBay’s fixed price format. Our operating margin decreased five percentage points to 19.8% compared to the same period of the prior year, due primarily to dilution from our recent acquisitions, including Bill Me Later, foreign currency movements against the U.S. dollar and a shift to faster growing, lower margin businesses. Our Marketplaces, Payments and Communications segment margins decreased one percentage point, four percentage points, and two percentage points, respectively, on a year over year basis. Our diluted earnings per share decreased $0.11, to $0.27, compared to the same period of the prior year, driven primarily by a lower operating margin, lower yield on cash balances and a higher effective tax rate. For the three months ended September 30, 2009, we generated cash flow from operations of approximately $738.2 million.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include gross merchandise volume (GMV), number of sold items, net total payment volume (TPV), net number of payments, SkypeOut Minutes, free cash flow, and revenue, excluding acquisitions and foreign currency impact.

Outlook

We expect that net revenues in the fourth quarter of 2009 will be moderately stronger than our performance in the third quarter of 2009. Net revenues in the fourth quarter of 2009 are expected to benefit from GMV and TPV momentum and the holiday shopping season. Our net revenue expectations include Skype revenues through an assumed mid-quarter close of the pending sale transaction. We expect a significant increase in net income in the fourth quarter of 2009 due primarily to the estimated $1.0 billion gain on the pending sale of Skype as well as continued productivity gains realized from our operational excellence initiatives, partially offset by investments in improving our user experience.

Results of Operations

Summary of Net Revenues

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

We generate the majority of our revenue internationally and, accordingly, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, this program will not fully offset the effect of those fluctuations on our revenues and earnings. For the three months ended September 30, 2009, foreign currency movements against the U.S. dollar negatively impacted net revenues by approximately $96.7 million compared to the same period of the prior year. On a business segment basis for the three months ended September 30, 2009, foreign currency movements against the U.S. dollar negatively impacted Marketplaces, Payments and Communications net revenues by approximately $66.2 million, $20.8 million and $9.7 million, respectively, compared to the same period of the prior year. For the three months ended September 30, 2009, Payments net revenues were negatively impacted by hedging activities. For the nine months ended September 30, 2009, foreign currency movements against the U.S. dollar negatively impacted net revenues by approximately $463.9 million compared to the same period of the prior year. On a business segment basis for the nine months ended September 30, 2009, foreign currency movements against the U.S. dollar negatively impacted Marketplaces, Payments and Communications net revenues by approximately $331.9 million, $76.2 million and $55.8 million, respectively, compared to the same period of the prior year. For the nine months ended September 30, 2009, Payments net revenues were positively impacted by hedging activities.

The following table sets forth the breakdown of net revenues by type, segment and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In thousands, except percentages)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,163,890	$1,151,361	(1)%	$3,664,830	$3,242,105	(12)%
Payments	576,302	649,159	13%	1,716,309	1,884,154	10%
Communications	137,201	172,957	26%	387,143	471,856	22%

Total net transaction revenues	1,877,393	1,973,477	5%	5,768,282	5,598,115	(3)%
Marketing services and other revenues
Marketplaces	212,963	213,222	0%	654,371	605,626	(7)%
Payments	20,909	38,904	86%	64,276	116,168	81%
Communications	6,266	12,249	95%	18,486	36,521	98%

Total marketing services and other revenues	240,138	264,375	10%	737,133	758,315	3%

Total net revenues	$2,117,531	$2,237,852	6%	$6,505,415	$6,356,430	(2)%

Net Revenues by Segment:
Marketplaces	$1,376,853	$1,364,583	(1)%	$4,319,201	$3,847,731	(11)%
Payments	597,211	688,063	15%	1,780,585	2,000,322	12%
Communications	143,467	185,206	29%	405,629	508,377	25%

Total net revenues	$2,117,531	$2,237,852	6%	$6,505,415	$6,356,430	(2)%

Net Revenues by Geography:
U.S.	$1,001,637	$1,013,477	1%	$3,028,098	$2,941,758	(3)%
International	1,115,894	1,224,375	10%	3,477,317	3,414,672	(2)%

Total net revenues	$2,117,531	$2,237,852	6%	$6,505,415	$6,356,430	(2)%

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In millions, except percentages)
Supplemental Operating Data:
Marketplaces Segment:
GMV excluding vehicles (1)	$11,361	$12,192	7%	$36,530	$34,116	(7)%
Vehicles GMV (2)	2,922	2,386	(18)%	9,473	6,760	(29)%

Total GMV (3)	$14,283	$14,578	2%	$46,003	$40,876	(11)%
Payments Segment:
Net total payment volume (4)	$14,812	$17,686	19%	$44,159	$50,250	14%
Communications Segment:
Registered users (5)	370.2	520.8	41%	370.2	520.8	41%
SkypeOut Minutes (6)	2,160.0	3,102.7	44%	5,786.4	8,942.7	55%

(1)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the quarter, regardless of whether the buyer and seller actually consummated the transaction, excluding vehicles gross merchandise volume.
(2)	Total value of all successfully closed vehicle transactions between users on eBay Marketplaces trading platforms during the quarter, regardless of whether the buyer and seller actually consummated the transaction.
(3)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the quarter, regardless of whether the buyer and seller actually consummated the transaction.
(4)	Total dollar volume of payments, net of payment reversals, successfully completed through our payments network or on Bill Me Later accounts during the period, excluding the payment gateway business.
(5)	Cumulative number of unique user accounts, which includes, among other things, users who may have registered via non-Skype based websites and users that have more than one account.
(6)	Cumulative number of minutes that Skype users were connected with Skype’s Internet communications products to traditional fixed-line and mobile telephones.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Percent change from prior quarter	3%	4%	3%	15%
2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Percent change from prior quarter	1%	0%	(4)%	(4)%
2009
Net revenues	$2,020,586	$2,097,992	$2,237,852	N/A
Percent change from prior quarter	(1)%	4%	7%

We expect transaction activity patterns on our websites to increasingly mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues decreased $12.5 million, or 1%, during the third quarter of 2009 compared to the same period of the prior year due primarily to an increase in seller discounts and buyer loyalty programs (recorded as contra-revenue), partially offset by a 7% increase in our GMV (excluding vehicles) over the same period due to the acquisition of Gmarket (acquired June 2009). GMV generated by our largest category, vehicles, declined 18% during the third quarter of 2009, which was reflective of the decline in the automotive market generally as well as a shift in consumer preference toward online automotive classified listings. Growth rates for both revenue and GMV during the third quarter of 2009 were negatively impacted by foreign currency movements against the U.S. dollar.

Marketplaces net transaction revenues decreased $422.7 million or 12%, during the first nine months of 2009 compared to the same period of the prior year due to a 7% decrease in our GMV (excluding vehicles) over the same period, as well as an increase in seller discounts and buyer loyalty programs (recorded as contra-revenue). GMV generated by our largest category, vehicles, declined 28% during the first nine months of 2009, which was reflective of the decline in the automotive market generally as well as a shift in consumer preference toward online automotive classified listings. The decrease in both revenue and GMV was attributable to a stronger dollar and difficult macroeconomic conditions.

Marketplaces net transaction revenues earned internationally totaled $623.5 million and $1.7 billion during the third quarter and the first nine months of 2009, respectively, representing 54% and 53% of total Marketplaces net transaction revenues during those respective periods. Marketplaces net transaction revenues earned internationally totaled $601.1 million and $2.0 billion during the third quarter and the first nine months of 2008, respectively, and represented 52% and 54% of total Marketplaces net transaction revenues during those respective periods.

Payments Net Transaction Revenues

Payments net transaction revenues increased $72.9 million and $167.8 million, or 13% and 10%, during the third quarter and first nine months of 2009, respectively, compared to the same periods of the prior year. The increases are due primarily to growth in net TPV of 19% and 14% during the third quarter and first nine months of 2009, respectively, compared to the same period of the prior year, partially offset by lower take rates due primarily to a shift in business and geographic mix, including a faster growing Merchant Services component. The increase in net TPV during the third quarter and first nine months of 2009 was due to growth in consumer and merchant adoption of PayPal and the inclusion of Bill Me Later (acquired November 2008). Our Merchant Services net TPV experienced 31% and 28% growth during the third quarter and first nine months of 2009, respectively, compared to the same periods of the prior year and represented 56% and 55% of PayPal’s net TPV during those respective periods. The increase in our Merchant Services business is due primarily to an increased number of online merchants offering PayPal as a payment option.

Payments net transaction revenues earned internationally totaled $300.6 million and $853.8 million during the third quarter and first nine months of 2009, respectively, representing 46% and 45% of total Payments net transaction revenues during those respective periods. Payments net transaction revenues earned internationally totaled $256.6 million and $753.8 million during the third quarter and first nine months of 2008, respectively, and represented 45% and 44% of total Payments net transaction revenues during those respective periods.

Communications Net Transaction Revenues

Communications net transaction revenues increased $35.8 million and $84.7 million, or 26% and 22%, during the third quarter and first nine months of 2009, respectively, compared to the same periods of the prior year. The increase in net transaction revenues was due primarily to a 44% and 55% increase in SkypeOut minutes during the third quarter and first nine months of 2009, respectively, compared to the same periods of the prior year. The increase in SkypeOut minutes during the third quarter and first nine months of 2009 was due primarily to the growth in the cumulative number of Skype registered users to 520.8 million at September 30, 2009 from 370.2 million at September 30, 2008. We believe that the growth in Skype registered users was due primarily to its marketing activities, ongoing viral adoption (whereby users encourage others to become users), strategic partnership initiatives and the expansion of its product offerings.

Net transaction revenues from Communications earned internationally totaled $142.9 million and $388.2 million during the third quarter and first nine months of 2009, respectively, representing 83% and 82% of total Communications net transaction revenues in those respective periods. Communications net transaction revenues earned internationally totaled $113.0 million and $321.6 million in the third quarter and first nine months of 2008, respectively, and represented 82% and 83% of total Communications net transaction revenues in those respective periods. Communications net transaction revenues are primarily generated in Europe.

Marketing Services and Other Revenues

Marketing services and other revenues increased $24.2 million, or 10% during the third quarter of 2009, compared to the same period of the prior year, and represented 12% of total net revenues during the third quarter of 2009 compared to 11% of total net revenues during the same period of the prior year. The increase in marketing services and other revenues during the third quarter of 2009 was due primarily to income generated from our Bill Me Later loan portfolio (acquired November 2008) and an increase in our Classifieds business, primarily attributable to Den Blå Avis and BilBasen (acquired October 2008). These increases were partially offset by a decrease in Shopping.com revenue, a decline in interest income earned on certain PayPal customer account balances resulting primarily from decreased interest rates, and a general market decline in advertising.

Marketing services and other revenues increased $21.2 million, or 3%, during the first nine months of 2009 compared to the same period of the prior year, and represented 12% of total net revenues during the first nine months of 2009, compared to 11% of total net revenues during the same period of the prior year. The increase in marketing services and other revenues during the first nine months of 2009 was due primarily to income generated from our Bill Me Later loan portfolio (acquired November 2008) and an increase in our Classifieds business, primarily attributable to Den Blå Avis and BilBasen (acquired October 2008). These increases were partially offset by a decrease in Shopping.com revenue related to the impact of rule changes made in the third quarter of 2008 by third-party search engines that adversely affected click-though traffic to retailers from our Shopping.com website and reduced associated fees, as well as a decline in interest income earned on certain PayPal customer account balances resulting primarily from decreased interest rates.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues:

	Three Months Ended				Nine Months Ended
	September 30,		Change from 2008 to 2009		September 30,		Change from 2008 to 2009
	2008	2009	in Dollars	in %	2008	2009	in Dollars	in %
	(In thousands, except percentages)
Cost of net revenues:
Marketplaces	$238,810	$255,083	$16,273	7%	$681,662	$692,515	$10,853	2%
As a percentage of total Marketplaces net revenues	17.3%	18.7%			15.8%	18.0%
Payments	253,785	302,971	49,186	19%	759,045	873,113	114,068	15%
As a percentage of total Payments net revenues	42.5%	44.0%			42.6%	43.6%
Communications	68,368	85,854	17,486	26%	207,771	243,439	35,668	17%
As a percentage of total Communications net revenues	47.7%	46.4%			51.2%	47.9%

Total cost of net revenues	$560,963	$643,908	$82,945	15%	$1,648,478	$1,809,067	$160,589	10%

As a percentage of net revenues	26.5%	28.8%			25.3%	28.5%

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

Marketplaces cost of net revenues increased $16.3 million and $10.9 million, or 7% and 2%, during the third quarter and first nine months of 2009, respectively, compared to the same periods of the prior year. The increase during the third quarter of 2009 was due primarily to costs attributable to Gmarket (acquired June 2009), partially offset by cost savings in connection with our restructuring activities. Marketplaces cost of net revenues during the first nine months of 2009 did not materially change from the same period in the prior year. Marketplaces cost of net revenues increased as a percentage of Marketplaces net revenues during the first nine months of 2009 due primarily to the impact of foreign currency movements on revenues, pricing discounts and the growth of lower margin Marketplaces businesses.

Payments cost of net revenues increased $49.2 million and $114.1 million, or 19% and 15%, during the third quarter and first nine months of 2009, respectively, compared to the same periods of the prior year. The increase in cost of net revenues was primarily due to costs attributable to Bill Me Later (acquired November 2008) as well as the impact from our growth in net TPV. Cost of net revenues as a percentage of Payments net revenues increased during the third quarter and first nine months of 2009 compared to the same periods of the prior year due primarily to the impact of foreign currency movements on revenues and increased investment in our site operations, partially offset by a more favorable geographic and payment processor mix.

Communications cost of net revenues increased $17.5 million and $35.7 million, or 26% and 17%, during the third quarter and first nine months of 2009, respectively, compared to the same periods of the prior year. The increase in cost of net revenues during both periods was due primarily to an increase in call termination costs, customer support and site operation costs to support the increase in SkypeOut minutes. Cost of net revenues decreased as a percentage of Communications net revenues due primarily to higher volume and revenue mix.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes:

	Three Months Ended				Nine Months Ended
	September 30,		Change from 2008 to 2009		September 30,		Change from 2008 to 2009
	2008	2009	in Dollars	in %	2008	2009	in Dollars	in %
	(In thousands, except percentages)
Sales and marketing	$451,753	$491,461	$39,708	9%	$1,463,190	$1,359,277	$(103,913)	(7)%
Product development	190,842	205,207	14,365	8%	554,393	605,126	50,733	9%
General and administrative	248,909	272,177	23,268	9%	793,791	797,966	4,175	1%
Provision for transaction and loan losses	88,269	96,682	8,413	10%	260,872	270,597	9,725	4%
Amortization of acquired intangible assets	52,720	72,803	20,083	38%	162,472	200,066	37,594	23%
Restructuring	—	12,673	12,673	100%	—	36,937	36,937	100%
Interest and other income (expense), net	38,567	(4,606)	(43,173)	(112)%	88,077	8,957	(79,120)	(90)%
Provision for income taxes	70,423	88,599	18,176	26%	298,014	252,160	(45,854)	(15)%

Sales and Marketing

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In thousands, except percentages)
Sales and marketing	$451,753	$491,461	9%	$1,463,190	$1,359,277	(7)%
As a percentage of net revenues	21.3%	22.0%		22.5%	21.4%

Sales and marketing expenses consist primarily of advertising costs, marketing programs and employee compensation for sales and marketing staff.

Sales and marketing expense increased in the third quarter of 2009 by $39.7 million, or 9% compared to the same period of the prior year, due primarily to an increase in costs attributable to Gmarket (acquired June 2009), Bill Me Later (acquired November 2008) and Den Blå Avis and BilBasen (acquired October 2008).

Sales and marketing expense decreased in the first nine months of 2009 by $103.9 million, or 7%, compared to the same period of the prior year due primarily to lower marketing program spend costs of $138.1 million due to a shift in focus from customer acquisition to customer retention (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense), partially offset by increases in employee related costs of $28.2 million due primarily to the acquisitions noted above.

Sales and marketing expense as a percentage of net revenues during the third quarter of 2009 increased from the same period of the prior year due primarily to the impact from our acquisitions noted above. Sales and marketing expense as a percentage of net revenues during the first nine months of 2009 decreased from the same period of the prior year due to lower, more targeted spending within our Marketplaces segment as well as the growth of our Payments and Communications segments, each of which has lower relative sales and marketing expenses than our Marketplaces segment.

Product Development

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In thousands, except percentages)
Product development	$190,842	$205,207	8%	$554,393	$605,126	9%
As a percentage of net revenues	9.0%	9.2%		8.5%	9.5%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $29.0 million and $81.0 million in the third quarter and first nine months of 2009, respectively, compared to $32.9 million and $85.5 million in the third quarter and first nine months of 2008, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased in the third quarter and first nine months of 2009 by $14.4 million and $50.7 million, or 8% and 9%, respectively, compared to the same periods of the prior year. Product development also increased as a percentage of revenue compared to the same period of the prior year. The increase in both dollars and as a percentage of revenue was due primarily to an increase in employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities: search, catalog, platform, and user experience.

General and Administrative

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In thousands, except percentages)
General and administrative	$248,909	$272,177	9%	$793,791	$797,966	1%
As a percentage of net revenues	11.8%	12.2%		12.2%	12.6%

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, insurance and professional fees.

General and administrative expenses increased in the third quarter and first nine months of 2009 by $23.3 million and $4.2 million, or 9% and 1%, respectively, compared to the same periods of the prior year. The increase during the third quarter of 2009 was due primarily to an increase in costs attributable to Gmarket (acquired June 2009), Bill Me Later (acquired November 2008) and Den Blå Avis and BilBasen (acquired October 2008) of $14.9 million, as well as an increase of $8.4 million in professional service fees primarily related to the pending sale of Skype. General and administrative expenses during the first nine months of 2009 increased $4.2 million due primarily to costs associated with our acquisition and divestiture activities, partially offset by lower employee related and contractor costs and certain international indirect taxes.

General and administrative expenses as a percentage of net revenue in the third quarter and first nine months of 2009 increased slightly due to a decline in net revenues year over year due primarily to the higher negative impact of foreign exchange against the U.S. dollar on revenues versus the general and administrative costs that are more weighted toward U.S.-dollar costs.

Provision for Transaction and Loan Losses

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In thousands, except percentages)
Provision for transaction and loan loss	$88,269	$96,682	10%	$260,872	$270,597	4%
As a percentage of net revenues	4.2%	4.3%		4.0%	4.3%

Provision for transaction and loan losses primarily consists of bad debt expense associated with our accounts receivable balance, loan reserves associated with our Bill Me Later loan receivable balance, and transaction loss expense (including losses resulting from our customer protection programs).

Provision for transaction and loan losses increased in the third quarter and first nine months of 2009 by $8.4 million and $9.7 million, or 10% and 4%, respectively, compared to the same periods of the prior year. The increase was due primarily to the addition of the provision for loan losses associated with our Bill Me Later business (acquired November 2008) and the introduction of our Buyer Resolution program, partially offset by decreases in bad debt expense. We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and historical experience.

Amortization of Acquired Intangible Assets

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In thousands, except percentages)
Amortization of acquired intangible assets	$52,720	$72,803	38%	$162,472	$200,066	23%
As a percentage of net revenues	2.5%	3.3%		2.5%	3.1%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired amortizable intangibles during the third quarter and first nine months of 2009, compared to the same periods of the prior year, was due primarily to the business acquisitions of Bill Me Later and Gmarket. The pending sale of our Communications business segment, Skype, will reduce amortization of acquired intangibles over the course of the next year. See “Note 5 — Goodwill and Intangible Assets” to the condensed consolidated financial statements included in this report for information related to our future acquired intangible amortization.

Restructuring

During the third quarter and first nine months of 2009, total restructuring charges amounted to $12.7 million and $36.9 million, respectively. The restructuring charges incurred during the period related primarily to employee severance and benefits. See “Note 11 — Restructuring” to the condensed consolidated financial statements included in this report.

Interest and Other Income (Expense), Net

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In thousands, except percentages)
Interest and other income (expense), net	$38,567	$(4,606)	(112)%	$88,077	$8,957	(90)%
As a percentage of net revenues	1.8%	(0.2)%		1.4%	0.1%

Interest and other income (expense), net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of unconsolidated joint venture and equity investment results, interest expense consisting of interest charges on the amount drawn under our credit agreement and certain accrued contingencies, and excludes interest related to Bill Me Later, which is included in cost of net revenues, and other miscellaneous transactions not related to our primary operations.

Interest and other income (expense), net, during the third quarter and first nine months of 2009 decreased $43.2 million and $79.1 million, respectively, as compared to the same periods of the prior year. The decrease in interest and other income (expense), net during the third quarter of 2009 was due primarily to a $24.4 million decrease in interest income due to lower interest rates that were earned on lower average cash, cash equivalents and investments balances, as well as the impact of foreign currency losses of $18.4 million. The decrease in interest and other income (expense), net, during the first nine months of 2009 was due primarily to a $77.2 million decrease in interest income due to lower interest rates that were earned on lower average cash, cash equivalents and investments balances.

Provision for Income Taxes

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2008	September 30, 2009		September 30, 2008	September 30, 2009
	(In thousands, except percentages)
Provision for income taxes	$70,423	$88,599	26%	$298,014	$252,160	(15)%
Effective tax rate	13%	20%		17%	20%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income earned at lower tax rates and tax credits that lower the effective tax rate, offset by state taxes, subsidiary losses for which we have not provided a benefit and other factors that impact the effective tax rate.

The increase in our effective tax rate in both the third quarter and first nine months of 2009 as compared to the same periods of the prior year is due to a larger impact from a favorable change in our geographic mix of earnings in the prior year.

From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, as well as the long-term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex in nature and the impact of such transactions on future periods may be difficult to estimate.

Liquidity and Capital Resources

Cash Flows

	Nine months ended September 30,
	2008	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,198,052	$2,137,486
Investing activities	(682,914)	(2,031,583)
Financing activities	(2,276,155)	(782,043)
Effect of exchange rates on cash and cash equivalents	(117,457)	45,071

Net decrease in cash and cash equivalents	$(878,474)	$(631,069)

Operating Activities

We generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2008 and 2009 due primarily to non-cash charges to earnings and changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The decrease in cash provided by operating activities is due primarily to lower net income.

Investing Activities

The net cash used in investing activities of $2.0 billion in the first nine months of 2009 was due primarily to cash paid for the acquisition of Gmarket for $1.2 billion and purchases of investments of $468.4 million and property and equipment of $394.2 million. During the first nine months of 2008, net cash used in investing activities of $682.9 million was due primarily to purchases of property and equipment of $406.7 million and the acquisition of FraudSciences for $159.1 million, net of cash acquired.

Financing Activities

The net cash used in financing activities of $782.0 million in the first nine months of 2009 was due primarily to the repayment of borrowings under our credit agreement of $800.0 million. We did not repurchase any stock during the first nine months of 2009. Net cash used in financing activities of $2.3 billion during the first nine months of 2008 was due primarily to the repurchase of approximately 80.6 million shares of common stock for an aggregate purchase price of approximately $2.2 billion and the repayment of $200.0 million under our credit agreement, offset in part by net proceeds from the issuance of common stock of $115.6 million.

Reported cash and cash equivalents were positively affected by exchange rates during the first nine months of 2009 by $45.1 million due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro. The negative effect of exchange rates on cash and cash equivalents of $117.5 million during the first nine months of 2008 was due to the strengthening of the U.S. dollar during the period against other foreign currencies, primarily the Euro.

Stock Repurchases

In January 2008, our Board authorized, and we announced, a stock repurchase program of up to $2.0 billion of our common stock. During the nine months ended September 30, 2009, we did not repurchase any shares of our common stock. As of September 30, 2009, we have the ability to repurchase up to $656.5 million under our stock repurchase program.

Credit Agreement

As of September 30, 2009, $200.0 million was outstanding and approximately $1.6 billion was available under our credit agreement.

Liquidity and Capital Resource Requirements

At September 30, 2009, we had cash and cash equivalents of $2.6 billion, compared to $3.2 billion at December 31, 2008. The decrease in our cash and cash equivalents from December 31, 2008 is due primarily to our acquisition of Gmarket in June 2009 for $1.2 billion as well as net payments under our credit agreement of $800.0 million. The decrease was partially offset by cash flows from operations of $2.1 billion. Our primary liquidity and capital resources needs are to fund our operations, capital expenditures and acquisition activity.

At September 30, 2009, we held balances in cash and cash equivalents outside the U.S. in certain of our foreign operations totaling approximately $2.4 billion. If these cash and cash equivalents are distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any single entity. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. We expect to generate a significant amount of cash as the result of the pending sale of Skype.

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

We believe that our existing cash and cash equivalents of approximately $2.6 billion at September 30, 2009, together with cash expected to be generated from operations and cash available through our credit agreement, will be sufficient to fund our operating activities, capital expenditures, acquisition activity, Bill Me Later loan portfolio, stock repurchases and other obligations for the foreseeable future.

From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, as well as the long-term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2009, we had a total of $1.3 billion in cash withdrawals offsetting our $1.3 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Customer balances held as direct claims against us, primarily PayPal, are included on our consolidated balance sheet in “funds receivable and customer accounts” with an offsetting current liability in “funds payable and amounts due to customers,” and totaled approximately $1.4 billion as of September 30, 2009 and $1.1 billion as of December 31, 2008. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheet. These funds include funds that are deposited in bank accounts insured by the FDIC on behalf of U.S. customers and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $2.1 billion and $1.9 billion as of September 30, 2009 and December 31, 2008, respectively. The PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

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

Recent Accounting Pronouncements

See “Note 1 — The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. Our market risk profile has not changed significantly during the first nine months of 2009.

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

Investment Risk

As of September 30, 2009, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 70% of our total cash, cash equivalents and investment portfolio, which was held primarily in bank deposits and money market funds. As of September 30, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Foreign Currency Risk

Our foreign currency exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro, British pound, Korean won and Australian dollar, in which our revenues and profits are denominated. A portion of these risks is hedged, but fluctuations could impact our results of operations, financial position, and cash flows.

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

The information set forth under “Note 9 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

•

the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); the discontinuation of certain optional seller listing features and loss of associated revenues; new algorithms for determining which listings appear at the top of searches; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; new restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; new incentives and rewards for top PowerSellers, including pricing discounts; increased protection for buyers; lower insertion fees for, and extended duration of, listings of fixed-price items; shipping and handling limits on certain categories of items (e.g., media); requiring sellers to accept at least one approved payment method (and restricting sellers from referencing non-permitted payment methods, including paper forms of payment such as checks and money orders), on eBay.com in the U.S. for most categories of items; and recently implemented changes intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs, requiring sellers to provide additional key information intended to set buyer expectations and help reduce seller costs, changes to performance standards and/or rewards for sellers (including the creation of a new top-rated seller status) and changes to the dispute resolution process (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal);

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

•	changes to our use of advertising on our sites, including changes in ad placement;

•

our ability to successfully integrate and manage businesses that we acquire, including new needs to manage credit risks and bad debts following our acquisition of Bill Me Later in November 2008 and to manage competing marketplaces in Korea following our acquisition of Gmarket in June 2009;

•	our ability to timely close the announced sale of Skype;

•	consumer confidence in the safety and security of transactions using our websites or technology;

•	our ability to manage the costs of our user protection programs;

•	the volume, velocity, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 1 — Legal Proceedings” above);

•

new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, ecommerce, online payments, online advertising or online communications;

•	our ability to meet regulatory requirements as we expand the range and geographical scope of our services;

•	the actions of our competitors, including the introduction of new sites, services, and products;

•	our ability to manage the transaction loss rate on eBay and in our Payments business;

•	our ability to manage funding costs and losses associated with our Bill Me Later business;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the costs and results of litigation that involves us;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

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

We invest heavily in marketing and promotion, customer support, protection programs, technology and further development of the operating infrastructure for our core and non-core operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability. Growth rates of our Marketplaces businesses in our most established markets, such as the U.S., Germany and the U.K., have been declining. Despite our efforts to stem these declines, growth rates in these and other markets may not improve. As our penetration in established markets grows, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our websites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher service levels, our business will suffer.

In April and July 2009, we announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed. We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will become less meaningful to, and used less frequently by, our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers will become eligible for such discounts.

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

Because we conduct a significant and growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies, as happened in the second half of 2008. Net revenues in the nine months ended September 30, 2009 were negatively impacted by foreign currency translation of $463.9 million, compared to the same period of the prior fiscal year. Operating income for the nine months ended September 30, 2009 was negatively impacted by foreign currency translation of $221.2 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Australian dollar, Korean won or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, recent reductions in interest rates have reduced our investment income, including income we earn on PayPal customer balances, which in turn has materially lowered our net interest income.

Bill Me Later’s operations depend on services provided by CIT Bank.

We acquired Bill Me Later, a company that provides transaction-based credit, in November 2008. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on CIT Bank (or another chartered financial institution) to extend credit to customers in order to offer the Bill Me Later service. When a consumer makes a purchase using the Bill Me Later service, CIT Bank funds the consumer loan at the point of sale and advances funds to the merchant. Bill Me Later subsequently purchases the receivable related to the consumer loan extended by CIT Bank. Although CIT Bank continues to own each customer account, Bill Me Later owns the related receivable and is responsible for all servicing functions related to the account. Any termination or interruption of CIT Bank’s services to us could result in an interruption to the Bill Me Later service. In July 2009, CIT Group, the parent company of CIT Bank, launched a restructuring plan, which it has subsequently amended. If CIT Group is unable to complete the restructuring plan, or if CIT Group’s financial condition otherwise significantly impairs CIT Bank’s financial condition or operations or if CIT Bank’s financial condition or operations are adversely affected for any reason, CIT Bank could be placed under FDIC receivership. In the event of a receivership, the FDIC as receiver could potentially terminate or suspend our commercial relationship with CIT Bank. Bill Me Later has put in place a similar arrangement with another chartered financial institution, but if such a termination or suspension occurs with no or little advance notice from the FDIC, Bill Me Later would be unable to originate any new transactions until the new arrangement was implemented, which might materially and adversely affect Bill Me Later’s business.

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

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these ongoing suits are described under the heading “Item 1 — Legal Proceedings” above. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces and Payments segments as our services expand in scope and complexity. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

Use of our services for illegal purposes could harm our business.

The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that website. We continue to contest the charges related to this arrest. Similarly, our Korean subsidiary, IAC, and one of its employees were found criminally liable for listings on the Korean subsidiary’s website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, and distance selling laws.

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

Beginning in October 2008, buyers who pay for transactions on eBay.com with PayPal are protected on eligible transactions for the full amount of an item’s purchase price if the buyer does not receive the goods they purchased or if the goods differ significantly from what was described by the seller. Furthermore, U.S. sellers on eBay.com have received improved seller protection for eligible transactions in which the seller is paid with PayPal, in that they are covered against payment reversals due to buyer claims of an unauthorized payment or an item that was not received, so long as the seller follows specified shipping and handling practices. We have also enhanced our buyer and seller protections in certain eBay international marketplaces. These changes to PayPal’s buyer and seller protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the full year ended December 31, 2008 and the three months ended September 30, 2009, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $171.5 million and $44.5 million, representing 0.29% and 0.25% of our net Total Payment Volume in each period, respectively. We have recently announced plans to change the dispute resolution process for transactions on eBay.com and eBay.co.uk, which are described in greater detail below under the heading “Changes to our dispute resolution program could increase our costs and loss rate” and could result in an increase in our transaction losses.

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

In April 2009, we announced plans to change the dispute resolution process (which we refer to as “resolutions”) for transactions on eBay.com and eBay.co.uk in which buyers claim the item was not received or the item they received was different from that described in the listing. Previously, buyers with an issue on our eBay.com and eBay.co.uk platform were generally required to contact the seller directly, and, if they are unable to resolve the issue, to start the resolutions process online via PayPal’s resolution center. We are in the process of transitioning to a new, on-eBay resolutions process provided by eBay customer support, which will serve as the primary entry point for buyers on eBay.com and eBay.co.uk who are unable to resolve their disputes with eBay sellers. Among other things, the new resolutions process provides that eBay will generally reimburse the buyer in cases where the item was not received or the item they received was different from that described in the listing and the seller does not provide adequate resolution to the buyer. We expect that our costs associated with resolutions will increase as we make these changes to our resolutions process. These changes, together with any further changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, our sellers. In addition, the eBay customer support team that will handle resolutions does not have the same experience in fraud detection as the PayPal customer support team, and we may therefore be susceptible to an increase in fraud and associated transaction losses and an increase in customer support expense as a result of these changes.

Any factors that reduce cross-border trade could harm our business.

Cross-border trade has become an increasingly important source of both revenue and profits for us. Cross-border transactions using our websites generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively easy way for buyers and sellers to engage in cross-border trade compared with other alternatives. To the extent that any factors result in a net reduction in cross-border trade, including, among other factors, fluctuations in exchange rates, the application of specific national or regional laws (e.g., selective distribution channel laws and parallel import laws) to users in other countries, or any other factors impose restrictions on, or increase the costs of, shipping goods across national borders (including customs enforcement and tariffs), our business would suffer. We believe that increases in the relative value of the U.S. dollar versus other currencies in the first half of 2009 have reduced cross-border trade between U.S. sellers and foreign buyers, without a corresponding increase in cross-border traffic in the other direction, adversely affecting our business.

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

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 144,000 users have sued IAC over this breach in several lawsuits in Korean courts and we expect more to do so in the future. Trial for a group of four representative suits began in August 2009, and trial for a group of 23 other suits began in September 2009. These trials are expected to be completed in November 2009. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. IAC intends to vigorously defend itself in these lawsuits. In December 2008, the Korea Consumer Agency (KCA) made a non-binding recommendation that IAC make payments of 50,000-100,000 Korean won (approximately $40-$80) to users who had complained to it as a result of such breach. IAC rejected this non-binding recommendation and did not make any payments, and this KCA process has ended even though the complainants may still file lawsuits in court.

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

We derive an increasing portion of our revenues from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. Recent economic conditions have adversely impacted our advertising revenue. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by Shopping.com. Rule changes made by search engines in 2008 disrupted traffic to our Shopping.com website, which in turn adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. Furthermore, we have recently changed the placement of ads on our sites, which may reduce the amount we are paid. If we experience a reduction in our advertising revenues due to economic, competitive, technological or other factors, including the worldwide economic slowdown, a reduction in revenue due to the renegotiation of the terms of our contracts with major advertising companies such as Yahoo!, Google and Microsoft, changes in our ad placement, or if we are unable to provide value to our advertisers, our business and financial results would suffer.

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

Our success and increased visibility has driven some existing businesses that perceive our business model to be a threat to their business to raise concerns about our business models to policymakers and regulators, particularly in the U.S. and Europe. These established businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. In particular, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights, and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. In addition, regulatory agencies may view matters or interpret laws and regulations differently than they have in the past. Changing the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

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

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law in the recent Louis Vuitton Malletier litigation for transactions on our websites worldwide that did not involve French buyers or sellers (see “Item 1 — Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

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

In addition, the EU Payments Service Directive, which establishes a new regulatory regime for payment services providers, is due to take effect in November 2009. The interpretation of regulations implementing the EU Payments Service Directive remains uncertain.

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

PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has adopted a program to comply with these laws and regulations, any errors or failure to implement the program properly could lead to lawsuits, administrative action, and prosecution by the government. In the United States, PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. PayPal has localized its service in a number of other countries and as a result is subject to additional verification and reporting requirements, which in some cases are more stringent. Several countries, including Australia, Luxembourg and Singapore, have recently implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures accordingly. As PayPal continues to localize its services in additional jurisdictions, the impact of these varying laws and regulations on PayPal’s business is uncertain. PayPal could be required, among other things, to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements could impose significant costs on PayPal, make it more difficult for new customers to join its network and reduce the attractiveness of its product. Failure to comply with federal, state or foreign money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

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

        Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and reimburse consumers for losses above $50 from transactions not authorized by the consumer. PayPal currently voluntarily reimburses consumers for all financial losses from transactions not authorized by the consumer, not just losses above $50. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Our Bill Me Later service is similarly subject to a variety of laws and regulations. Although Bill Me Later does not originate loans, one or more jurisdictions may conclude that Bill Me Later is a lender or money transmitter or loan broker, which could subject us to liability or regulation in one or more jurisdictions. Additionally, federal regulators could mandate changes to the relationship between Bill Me Later and CIT Bank, the financial institution that Bill Me Later relies on to extend credit to customers with the Bill Me Later service. Any termination or interruption of CIT Bank’s services to us could result in an interruption of Bill Me Later service, as described in “Bill Me Later’s operations depend on CIT Bank” above.

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

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower payments when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. As of October 2009, eligible U.S. customers may also fund payment transactions through a loan originated by CIT Bank in the Bill Me Later service, and PayPal will incur no fees for such transactions. Customers fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. The proportion of PayPal’s payment volume funded using credit cards has increased over time. In addition, some of PayPal’s offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, and communicate more information regarding protection programs to users. At the same time, PayPal announced that it had reached a preliminary settlement agreement under which it agreed to pay approximately $3.5 million into a settlement fund for the benefit of a class represented by plaintiffs in a suit that alleged, among other things, that PayPal’s disclosure regarding the effects of users’ choice of funding mechanism was deceptive. This settlement has been approved by the court.

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

We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours, and our PayPal website has suffered intermittent unavailability for periods as long as five days, most recently for approximately five hours in August 2009. In August 2007, Skype experienced an interruption during which the majority of Skype’s users were unable to use its products for approximately two days. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial entity, frequent or persistent site interruptions could lead to fines, penalties, or mandatory changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

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

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% of our net revenues in both fiscal year 2008 and the first nine months of 2009. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

As we continue to expand internationally, including through the expansion of PayPal, Shopping.com, and our classified businesses, we are increasingly subject to risks of doing business internationally, including the following:

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

We have acquired a number of businesses in the past, including, most recently, Gmarket in Korea, Bill Me Later in the United States and Den Blå Avis and BilBasen, classified businesses in Denmark. In September 2009, we signed an agreement to sell a majority of Skype and retain an equity stake of approximately 35%. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Risks associated with Bill Me Later’s reliance on CIT Bank are discussed in detail under the caption “Bill Me Later’s operations depend on CIT Bank” above.

Bill Me Later relies on third-party merchant processors and payment gateways to process transactions using the Bill Me Later service. For the nine months ended September 30, 2009, approximately 82% of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

We currently fund the purchase of receivables related to Bill Me Later accounts through free cash flow generated from our portfolio of businesses and from our existing credit agreement. Our existing credit agreement may be adversely affected by the impact of current financial conditions on our counterparties. Our ability to securitize receivables related to Bill Me Later accounts has been effectively eliminated by recent disruptions in the credit industry. If we are unable to fund receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of the Bill Me Later business could be significantly and adversely affected.

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

As of September 30, 2009, Bill Me Later had an aggregate consumer loan portfolio of approximately $511.8 million. Like other businesses with significant exposure to losses from consumer loans, the Bill Me Later service faces the risk that account holders will default on their payment obligations, resulting in accounts becoming uncollectible, and the risk of potential charge-offs related to the loan portfolio. The rate at which accounts are charged off as uncollectible, or the credit loss rate, was approximately 11.53% for the three months ended September 30, 2009. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. The age and rate of growth of a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. Consumers are less likely to miss their payments within the first 12 to 18 months of a loan’s term. When a lender makes fewer loans than it has in the past, the proportion of new loans in its portfolio will decrease and the rate of missed payments and charge-offs in the portfolio will increase, which has been the case with Bill Me Later.

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

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law, which was recently upheld by a lower level New York court. Some states are considering similar legislation related to affiliate activities. While the new law in New York does not specifically apply to our businesses, the proliferation of such state legislation could adversely affect some of our sellers at some point in the future and indirectly harm our business.

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

From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and has filed suit to enforce collection of taxes they claim are due. In March 2009, the court ruled that StubHub is not required to collect and remit the city amusement tax. The City of Chicago has requested reconsideration of this ruling and StubHub has sought clarification of the ruling relative to the remaining counts as well. In August 2009, the court granted StubHub’s motion for reconsideration and entered a final order dismissing the case. In September 2009, the City of Chicago filed an appeal which is pending. The application of similar existing or future laws could have adverse effects on our business.

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

The recently announced transaction pursuant to which we will sell a majority of Skype (retaining an approximately 35% interest) is subject to closing conditions and may not close.

Our sale of Skype is subject to a number of closing conditions, including receipt of antitrust approvals. If these conditions are not satisfied or waived, the transaction could be delayed or not take place.

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

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the credit card and bank clearing networks. Similarly, Bill Me Later relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial or regulatory issues, labor issues (e.g., strikes or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, and thereby harm our business. In addition, price increases by companies that provide services to our users (such as postal and delivery services) could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. Any security breach at one of these companies could also adversely affect our customers and harm our business.

In October 2009, U.K. postal workers voted in favor of and commenced, a series of rolling nationwide strikes that are expected to significantly disrupt the operation of the Royal Mail (the U.K. postal service). Depending on their duration and the resulting disruption to the Royal Mail, these strikes (and related labor actions) could potentially have a significant and adverse effect on Marketplaces and Payments businesses in the U.K., due to the higher cost of alternative delivery services.

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

Because it is providing a financial service and operating in a more regulated environment, PayPal must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses and prevent money laundering, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, and its operating margins may decrease. In addition, negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands as a whole.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Computers, Consumer Electronics, and Cameras & Photo category include: Abt Electronics, Amazon.com, Apple, B&H Photo, Best Buy, Buy.com, CNET, CompUSA, Computer Discount Warehouse, Crutchfield, Dell, Electronics Boutique, Fry’s Electronics, Gamestop, Gateway, Hewlett Packard, J&R Music and Computer World, Lenovo, MicroWarehouse, Overstock.com, PC Connection, PCMall.com, Radio Shack, Ritz Camera, Sony, Tech Depot, Tiger Direct, Tweeter Home Entertainment, uBid, major wireless carriers, and a variety of online and offline computer, consumer electronics, and photography retailers.

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as Quelle and Otto in Germany, Leboncoin.fr and Price Minister in France, Tradus (owned by Naspers) in Poland, Yahoo-Kimo in Taiwan, Lotte, Naver and 11th Street in South Korea, Trading Post, OZtion and Aussie Bidder in Australia, and Amazon in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

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

•	money remitters such as MoneyGram and Western Union;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•

processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account, including Acculynk, eBillMe, Revolution Money and TeleCheck, a subsidiary of First Data, or to pay on credit;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, Amazon Payments, Boku, Crandy, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon’s base of online customers on the merchant’s own website;

•	Google Checkout, which enables the online payment of merchants using credit cards; and

•	Payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan and Zong.

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

Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, Royal Bank of Scotland’s World Pay, ClickandBuy and UKash in the EU, NOCHEX and Moneybookers in the United Kingdom, Sofortüberweisung in Germany, CertaPay and HyperWallet in Canada, Paymate, BPay and POLI in Australia, Alipay, YeePay and 99 Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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

In addition, the economic downturn has reduced tax revenues for U.S federal and state governments, and proposals to increase taxes from corporate entities are being considered at various levels of government. Among the options has been a proposal to modify the federal tax rules related to the imposition of U.S federal corporate income taxes for companies operating in multiple U.S and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate. A number of U.S states have likewise attempted to increase corporate tax revenues by taking an expansive view of corporate presence in order to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state. Companies that operate over the Internet, such as eBay, are a target of some of these state efforts. If more states were successful in applying direct taxes to Internet companies that are not present in the state, this could increase of our effective tax rate.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit 2.01*‡	Agreement for the Sale and Purchase of the Entire Share Capital of Skype Luxembourg Holdings S.A.R.L., Skype Inc. and Sonorit Holding, A.S., dated as of September 1, 2009 (as amended as of September 14, 2009, the “Purchase Agreement”), by and among eBay Inc., eBay International AG, Sonorit Holding, A.S. and Springboard Group S.A.R.L (formerly SLP III Cayman DS IV Holdings S.A.R.L.).

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
‡	The summary disclosure above and the Purchase Agreement are being furnished to provide information regarding the terms of the sale of the Skype Companies and the Purchase Agreement. No representation, warranty, covenant or agreement described in the summary disclosure or contained in the Purchase Agreement is, or should be construed as, a representation or warranty by eBay to any investor, or covenant or agreement of eBay with any investor. The representations, warranties, covenants and agreements contained in the Purchase Agreement are solely for the benefit of eBay and the Buyer, may represent an allocation of risk between the parties, may be subject to standards of materiality that differ from those that are applicable to investors and may be qualified by disclosures between the parties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

	By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer

Date: October 27, 2009

Principal Financial Officer:

	By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: October 27, 2009

Principal Accounting Officer:

	By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer

Date: October 27, 2009

INDEX TO EXHIBITS

Exhibit 2.01*‡	Agreement for the Sale and Purchase of the Entire Share Capital of Skype Luxembourg Holdings S.A.R.L., Skype Inc. and Sonorit Holding, A.S., dated as of September 1, 2009 (as amended as of September 14, 2009, the “Purchase Agreement”), by and among eBay Inc., eBay International AG, Sonorit Holding, A.S. and Springboard Group S.A.R.L (formerly SLP III Cayman DS IV Holdings S.A.R.L.).

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
‡	The summary disclosure above and the Purchase Agreement are being furnished to provide information regarding the terms of the sale of the Skype Companies and the Purchase Agreement. No representation, warranty, covenant or agreement described in the summary disclosure or contained in the Purchase Agreement is, or should be construed as, a representation or warranty by eBay to any investor, or covenant or agreement of eBay with any investor. The representations, warranties, covenants and agreements contained in the Purchase Agreement are solely for the benefit of eBay and the Buyer, may represent an allocation of risk between the parties, may be subject to standards of materiality that differ from those that are applicable to investors and may be qualified by disclosures between the parties.