Form 10-K
period 2009-12-31
EBAY INC
filed 2010-02-17
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to             .

Commission file number 000-24821

eBay Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2145 Hamilton Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(408) 376-7400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of exchange on which registered
Common stock	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,223,999,242 based on the closing sale price as reported on The Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 12, 2010
Common Stock, $0.001 par value per share	1,299,006,884 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about April 29, 2010.

eBay Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2009

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1:	BUSINESS

Overview

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2145 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our,” “us” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of its consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com and its localized counterparts. When we refer to “PayPal,” we mean the online payments platform located at www.paypal.com and its localized counterparts. When we refer to “Skype,” we mean the Internet communications offerings provided by Skype Technologies S.A., which we sold in November 2009.

Our purpose is to pioneer new communities around the world built on commerce, sustained by trust and inspired by opportunity. We provide online marketplaces for the sale of goods and services as well as other online commerce, or ecommerce, platforms and online payment solutions to a diverse community of individuals and businesses.

For most of fiscal 2009, we operated three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com) and our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Our Communications segment, which consisted of Skype, enabled Internet communications between Skype users and provided low-cost connectivity to traditional fixed-line and mobile telephones. On November 19, 2009, we completed the sale of Skype to an investor group (please see further discussion under the heading “Communications” below). Following the completion of the sale of Skype, we operated and, continue to operate, two primary business segments: Marketplaces and Payments.

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions completed on our Marketplaces trading platforms), fees paid by merchants for payment processing services and, until the sale of Skype on November 19, 2009, fees charged to users to connect Skype’s

Internet communications products to traditional fixed-line and mobile telephones. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees and lead referral fees. Other revenues are derived principally from interest earned on certain PayPal customer account balances, interest and fees earned on the Bill Me Later portfolio of receivables from loans and from contractual arrangements with third parties that provide services to our users.

The following table sets forth, for the periods presented, the breakdown of our net revenues by type. For the year ended December 31, 2009, the revenues of our Communications segment reflect Skype’s operations from January 1, 2009 to November 19, 2009.

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Percent Change from 2007 to 2008	Percent Change from 2008 to 2009
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$4,680,835	$4,711,057	$4,461,845	1%	(5)%
Payments	1,838,539	2,320,495	2,641,194	26%	14%
Communications	364,564	525,803	575,096	44%	9%

Total net transaction revenues	6,883,938	7,557,355	7,678,135	10%	2%
Marketing services and other revenues
Marketplaces	683,056	875,694	849,169	28%	(3)%
Payments	88,077	83,174	154,751	(6)%	86%
Communications	17,258	25,038	45,307	45%	81%

Total marketing services and other revenues	788,391	983,906	1,049,227	25%	7%

Total net revenues	$7,672,329	$8,541,261	$8,727,362	11%	2%

Marketplaces

Our Marketplaces segment is comprised of online commerce platforms that enable a global community of buyers and sellers to interact and trade with one another. Our goal is to create, maintain and expand the functionality, safety, ease-of-use and reliability of our online commerce platforms while supporting the growth and success of our community of users.

Marketplaces Value Proposition

We seek to attract buyers and sellers to our community by offering:

Buyers	Sellers
• Trust	• Access to broad global markets
• Value	• Efficient marketing and distribution
• Selection	• Opportunity to increase sales
• Convenience

We believe our Marketplaces platforms make inefficient markets more efficient because:

•	our global community of users can more easily and inexpensively communicate, exchange information and complete transactions;

•	our Marketplaces platforms make available to our users a wide variety and selection of goods; and

•	we bring buyers and sellers together in a more cost-effective manner than many traditional intermediaries and available alternatives.

We seek to create a global platform that provides individuals and businesses of all types and sizes with access to broad markets. We have aggregated a significant number of buyers, sellers and items listed for sale, which in turn has resulted in a vibrant online commerce environment. Our buyers enjoy an extensive selection of goods and services. Key components of our community philosophy are maintaining honest and open marketplaces and treating individual users with respect. We seek to maintain the satisfaction and loyalty of our buyers and sellers by offering a variety of community and support features, such as announcement and bulletin boards, customer support boards and personal pages, as well as other topical and category-specific information exchanges.

Generally, we believe our Marketplaces platforms are more effective, relative to most available alternatives, at addressing markets of scarce new goods, new items that are no longer in-season, end-of-life products and used and vintage items. Our highest growth rates in gross merchandise volume (GMV) and sold items in recent periods have been in our fixed-price listing format, primarily for new items that are no longer in-season. We define GMV as the total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction (excluding Rent.com, Shopping.com and eBay’s classified websites). We offer our buyers additional ways to get access to reduced-price products, including through our “Daily Deal” program where we offer multiple highly discounted deals from sellers every day.

The large size of our community of active users has contributed significantly to our historical success. We had approximately 90.1 million active users at the end of 2009, compared to approximately 87.7 million at the end of 2008. We define an active user as any user who has bid on, bought or listed an item during the preceding 12-month period.

Marketplaces Platforms Overview

Our Marketplaces platforms seek to bring buyers and sellers together through fully automated and easy-to-use online websites that are generally available throughout the world at any time. The platforms include software tools and services, some available at no charge and others for a fee, that are intended to allow buyers and sellers to trade with one another easily and efficiently. The Marketplaces platforms consist of our core online commerce platform, eBay.com and its localized counterparts, and adjacent platforms consisting of our classifieds websites, as well as StubHub, Shopping.com, Half.com, and Rent.com. Our Marketplaces platforms earn revenue from, as the case may be, final value, listing, feature and subscription fees paid by sellers, lead referral fees, transaction fees and advertising fees.

eBay.com Platform

Our Marketplaces core platform, eBay.com, includes our fixed-price format and our traditional auction-style format and has localized websites in 24 countries, as well as a global presence with our partnerships and investments in an additional 15 markets. In 2009, our fixed-price listing format accounted for approximately 53% of our GMV, and our auction-style format accounted for the remaining 47% of GMV.

Fixed-Price Listing Format

Our fixed-price format allows buyers and sellers to close transactions in the way most shopping occurs: at a pre-determined price. In this format, sellers can indicate they have multiple items available, including variations of certain items in applicable categories, such as sizes and colors for clothing, shoes and accessories. Also, sellers are able to signal that they would be willing to close the transaction at a lower price than advertised through the “best offer” feature. Our Half.com subsidiary also provides a fixed-price, person-to-person online commerce platform that allows people to buy and sell new and previously owned books, movies, music and games at discounted prices.

In addition, eBay Stores enables sellers to exhibit all of their listings in one place on our eBay platform and to describe their respective businesses through customized pages. eBay Stores provides sellers with tools to build, manage, promote and track their businesses. In some countries, including the U.S., “Store Inventory Format” listings allow sellers to list items for a minimum 30-day listing period at a lower listing fee and higher final value fee than regular auction-style and fixed-price listings. In other countries, including Germany and the U.K., all fixed price listings are included in the core search results.

Auction-Style Listing Format

Our auction-style format allows a seller to select a minimum price for opening bids, with the option to set a reserve price for the item, which is the minimum price at which the seller is willing to sell the item.

Key Services for Buyers and Sellers

We have developed a number of features on our platforms in the areas of Trust and Safety (including our Feedback Forum, Safe Harbor Program and Verified Rights Owner Program), Customer Support and Value-Added Tools and Services, as well as Loyalty Programs (for both buyers and sellers). These features are designed to make users more comfortable dealing with unknown trading partners and completing commercial transactions on the Internet, as well as rewarding our best buyers and sellers for their loyalty.

Feedback Forum: Our Feedback Forum encourages users to provide feedback ratings and comments on other users with whom they trade. Users’ profiles, which include these feedback ratings and comments, can be viewed by any of our other users. Every registered user has a feedback profile that may contain compliments, criticisms and/or other comments by users who have conducted business with that user. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match specific transactions with the user names of their trading partners. This information is recorded in a profile that includes a feedback rating for the user, with feedback sorted according to whether the feedback has been provided over the past month, six months or twelve months. Users who develop positive reputations have color-coded star symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. In addition to leaving an overall feedback rating (positive, neutral or negative) for a seller, buyers also can leave anonymous Detailed Seller Ratings (DSRs) that cannot be viewed by the seller in four areas: item as described, communication, shipping time and shipping and handling charges. The Feedback Forum has several automated features designed to detect and prevent certain forms of abuse, such as a user leaving positive feedback about himself or herself through multiple accounts. As a customer-focused company, we no longer allow sellers to leave negative feedback about buyers and supply sellers with tools that give them the ability to enhance the buyer experience.

SafeHarbor Program: We also offer the SafeHarbor program, which provides guidelines for trading and user dispute resolution. Our SafeHarbor staff investigates users’ complaints of possible misuse of eBay platforms and takes appropriate action, including issuing warnings to users, ending and removing listings, or suspending users from bidding on or listing items for sale.

Verified Rights Owner (VeRO) Program: Our VeRO Program lets intellectual property rights owners request the removal of listings that offer items or contain materials that they claim infringe on their rights. This program helps to protect community members from purchasing items that may be counterfeit or otherwise unauthorized.

Customer Support: We devote significant resources to providing personalized, accurate and timely support services to our community of users. Buyers and sellers can contact us through a variety of means, including email, online text chat and telephone. We continue to focus our resources on improving our accessibility, increasing our capacity, expanding our category-specific support, extending our online self-help features and improving our systems and processes to allow us to provide more efficient and effective support. In addition, top eBay sellers who qualify for our PowerSeller program receive prioritized customer support.

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

These tools and services include:

•	Turbo Lister, eBay Blackthorne, ProStores, Selling Manager and Selling Manager Pro, each of which helps to automate the selling process;

•	Shipping Calculator, which makes it easier for buyers and sellers to calculate shipping costs;

•	Shipping Labels, which allows sellers to print certain postage and labels;

•	eBay To Go, which allows users to embed item listings in their own Internet websites; and

•	PayPal, which facilitates the online exchange of funds.

We currently provide these services directly or through contractual arrangements with third parties.

PowerSeller program: PowerSellers are eBay’s top sellers who have consistently sustained a high volume of monthly sales and who have a high level of positive feedback and consistently high DSRs. Members of the PowerSeller program get a range of special benefits, including pricing discounts, prioritized customer support, promotional offers, eBay promotional merchandise, advanced selling education, opportunities to participate in research and other special rewards.

eBay Top-rated Seller program: In 2009, we introduced our eBay Top-rated Seller (eTRS) program in key countries. PowerSellers who qualify for the eTRS program receive consistently high customer satisfaction ratings, as measured by consistently high DSRs on shipping, service and item descriptions, as well as meeting certain volume criteria. Members of the eTRS program qualify for the same benefits as the PowerSeller program, as well as a prominent badge in search results, higher discounts, and increased search exposure.

Top Buyer program: Our top buyers benefit from having a special phone number to call if they have an unsatisfactory user experience in connection with a transaction on our websites. From time to time, we also offer special coupon initiatives to top buyers.

Coupons and Buyer Rewards: Coupons were given to targeted buyers throughout 2008 and 2009 to drive our GMV growth. Beginning in 2009, we also began offering, on a limited basis, a buyer rewards program in the U.S. to incentivize our buyers to remain loyal by offering “eBay Bucks” certificates on qualifying eBay.com purchases, which can be applied towards subsequent purchases on eBay.com.

eBay Buyer Protection: eBay Buyer Protection covers items purchased on eBay.com in the U.S. and the U.K. through an eligible payment method and protects most buyers with respect to items that are not received or not as described in the listing. Some purchases are not covered, including prohibited or restricted items; most vehicles; real estate; and purchases made on classified listings on eBay.com. eBay Buyer Protection provides coverage for the purchase price of the item, plus original shipping costs, for a limited time period from the date of payment, and includes a new, streamlined customer service process.

Best Match: Buyers on eBay.com now see “Best Match” as the default search result. The “Best Match” search algorithm determines which listings appear at the top of searches based on, among other factors, relevance, detailed seller ratings and shipping and handling charges. “Best Match” is designed to enable buyers to find the items they are looking for more quickly and easily, incentivize sellers to provide better deals, free or inexpensive shipping and excellent customer service, and increase the frequency of positive buying experiences from sellers with high rates of buyer satisfaction.

Adjacent Marketplaces Platforms and Services

StubHub

StubHub is a leading U.S. ticket marketplace that enables users to buy and sell tickets to a large selection of sporting, concert, theater and other live entertainment events. StubHub provides a marketplace dedicated solely to tickets and is designed to enable users to buy or sell their tickets in a secure, convenient and highly reliable environment. Buyers and sellers pay transaction fees to StubHub when tickets are bought and sold.

Classifieds Websites

Our classifieds websites are available in over 1,000 cities around the world and are primarily designed to help people trade on a local level. Our classifieds websites include Den Blå Avis, BilBasen, eBay Classifieds (eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), Gumtree, Kijiji, LoQUo, Marktplaats.nl and mobile.de. In addition, we have a noncontrolling equity investment in craigslist, Inc., which operates the craigslist classifieds websites around the world. Our classified websites generate revenue primarily through advertising.

Online Advertising and Other Services

We work with strategic partners to provide a variety of services designed to enable our buyers to find great deals and connect with sellers. We also offer our own advertising service that enables third parties to directly purchase text advertising promoting their eBay listings and eBay stores.

Shopping.com

Shopping.com is a leading comparison shopping destination featuring products from thousands of merchants across the Internet. Shopping.com offers one of the largest product catalogs on the Internet — searchable by thousands of attributes — along with consumer product reviews through Epinions.com, which helps users make informed buying decisions. Shopping.com’s revenue is derived primarily from retailers who pay a fee for users directed to their sites by Shopping.com. In addition, Shopping.com generates revenue through advertising.

Rent.com

Rent.com is a leading U.S. listing website in the rental housing industry. The website is designed to bring apartment seekers and landlords together in an efficient manner. Landlords pay a fee to Rent.com for renters who indicate that they have found their apartments through Rent.com.

Half.com

Half.com is a fixed-price marketplace for new and used books, textbooks, music, movies, video games, and video game consoles.

Marketplaces Growth Strategy

eBay strives to offer a wide variety of inventory ranging from new in-season through end-of-life products from different types of sellers in a broad variety of categories with a favorable buyer experience and a choice between fixed price and auction formats, all in one place.

Our growth strategy is focused on reinvesting in our customers by improving the buyer experience and seller economics by enhancing our products and services, improving trust and safety and customer support, extending our product offerings into new formats, categories and geographies, and implementing innovative pricing and buyer retention strategies. Over the course of 2009, we continued to make significant changes that were designed to improve the user experience on all of our sites, including changes to pricing and shipping policies. In 2009, we also made significant steps to create a faster and more streamlined search experience with a greater focus on relevance when sorting search results. Pricing changes reduced the upfront cost of listing fixed-price items on eBay so that fees are now based more on the successful sale of items, for both smaller and larger sellers. We encourage sellers to offer free or inexpensive shipping to our buyers by promoting their listings through our “Best Match” search algorithm.

Another element of our growth strategy is to build our adjacent Marketplaces businesses, such as our classified platforms and StubHub, which offer new formats and monetization models, as well as opportunities for growth beyond our core businesses. In 2009, we started implementing in various European markets new ways to integrate the classifieds listing format on our core sites to offer our buyers and sellers an additional way to get connected and conduct ecommerce.

We will continue to work toward our goal of creating the world’s leading ecommerce franchise by investing in our core Marketplaces segment and continuing to build our adjacent Marketplaces businesses. We believe that, if successful, we will increase the number of items sold on our sites.

Payments

Our payments segment is comprised of two online payment brands — PayPal (which enables individuals and businesses to securely, easily and quickly send and receive payments online in approximately 190 markets worldwide) and Bill Me Later (which we acquired in November 2008, and which enables online U.S. merchants to offer, and U.S. consumers to obtain, through Bill Me Later’s banking relationships, transactional credit at the point of sale). Our payment networks build upon the existing financial infrastructure to create a global, real-time payment solution.

Payments Value Proposition

We believe our payment solutions make online commerce more efficient compared to traditional payment alternatives such as checks, money orders and credit cards via merchant accounts. Some of these traditional payment alternatives present various obstacles to the online commerce experience, including lengthy processing time, inconvenience and higher costs. Providing a more efficient and effective payment alternative for users is essential to creating a faster, easier and safer online commerce experience. Our online payment solutions allow customers to send and receive funds securely, easily and quickly and facilitate transactional credit for merchants and consumers.

Buyer Value Proposition

PayPal enables buyers to pay merchants without sharing sensitive financial information (such as credit card numbers) or providing their name and address information. To make payments using PayPal, buyers need to disclose only their email addresses to recipients. Buyers also benefit from PayPal’s Buyer Protection Program, which, subject to specified limitations, reimburses buyers using PayPal with respect to qualified purchases. When using Bill Me Later’s banking relationships to obtain transactional credit, buyers need to provide only their name, address, birth date and the last four digits of their social security number. After Bill Me Later repurchases the receivables related to these transactions, it also offers U.S. buyers an opportunity to defer payments; under some promotional arrangements with select merchants, interest on such payments can be deferred for as long as three to six months. We believe that many buyers wary of disclosing financial information online find the limited amount of information they are required to provide using PayPal and Bill Me Later attractive.

Seller Value Proposition

PayPal offers online merchants an all-in-one payment processing solution that is less expensive than most credit card merchant accounts, offers industry-leading fraud prevention and streamlines the checkout experience for users of the approximately 81 million active registered accounts in approximately 190 markets as of December 31, 2009. Active registered accounts are defined as registered accounts that successfully sent or received at least one payment or payment reversal through the PayPal system (or Bill Me Later accounts that are currently able to transact and that have received a statement) within the last 12 months. Users of active registered accounts may engage in cross-border shopping, which may help merchants to increase sales volume. In addition, PayPal offers a payment gateway service that provides merchants who already have a credit card merchant account with a secure connection from their online store to their internet merchant account and processing network.

A merchant can typically open a PayPal account and begin accepting credit card payments within a few minutes. Most merchants are approved instantly for a PayPal account and do not need to provide a personal guarantee, acquire specialized hardware, prepare an application, or contact a payment gateway. PayPal can reduce or eliminate the need for merchants to receive and store sensitive customer financial information. Furthermore, PayPal charges lower transaction fees than most U.S. merchant accounts, and charges no setup fees and few or no recurring monthly fees.

The account-based nature of PayPal’s network helps us to better detect and prevent fraud when funds enter, flow through and exit the PayPal network. Sellers can also reduce the risk of transaction losses resulting from unauthorized credit card use and fraudulent chargebacks if they comply with PayPal’s Seller Protection Policy.

U.S. merchants offering Bill Me Later provide buyers with various transactional credit arrangements at the point of sale through Bill Me Later’s banking relationships. Beginning in the fall of 2009, Bill Me Later was made available as a funding source to approved U.S. PayPal customers, which may help to increase our Payments sales volume.

PayPal Overview

Joining PayPal

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

PayPal Transaction Overview

Buyers make payments at the PayPal website, at the eBay.com website, or at the websites of merchants that have integrated PayPal’s Website Payments or Express Checkout features. To make a payment at PayPal’s website, a buyer logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through eBay.com or merchant websites, a buyer selects an item for purchase, chooses PayPal for payment and enters his or her email address and password to authorize the payment. The buyer chooses whether PayPal debits the money from the buyer’s PayPal balance, credit card, Bill Me Later account (in the U.S.), or bank account and the payment is then credited to the recipient’s PayPal balance. For some bank account payments (which we call eCheck payments), the transaction is held until the funds have cleared the sender’s bank, which typically takes three to five business days. Once the payment is completed, the recipient can make payments to others or withdraw his or her funds at any time via check (in the U.S. and five other countries), electronic funds transfer, a PayPal-branded debit card (available only to U.S. users), a prepaid card (in the U.K. and Italy), or through a credit to a recipient’s credit card account (in limited markets).

PayPal earns revenues in several ways:

•	PayPal earns transaction fees when a Business or Premier account receives a payment or, in certain qualified transactions, when a sender elects to pay the fee in lieu of the recipient;

•	PayPal earns a foreign exchange fee when an account holder converts a balance from one currency to another;

•	PayPal earns fees from merchants who utilize PayPal’s Pro direct payment card processing services or Payflow gateway processing services;

•	PayPal earns fees when a user receives payments from outside the user’s country of residence;

•	PayPal may earn fees when a user withdraws money to certain bank accounts, depending on the amount of the withdrawal;

•	PayPal earns a return on certain customer balances; and

•	Ancillary revenues are earned from a suite of financial products.

PayPal incurs funding costs on payments at varying levels depending on the source of the payment. Funding costs associated with credit card and debit card funded payments are significantly higher than bank account, Bill Me Later, or balance-funded payments. U.S. account holders who choose to maintain PayPal balances in U.S. dollars have the ability to sweep balances into the PayPal Money Market Fund. The PayPal Money Market Fund, which is invested in a portfolio managed by BlackRock Fund Advisors, bore a current compound annual yield of 0.08% as of December 30, 2009.

Verification of Account Holders

To fund payments from their bank accounts in the U.S., account holders must first become verified by PayPal. The primary method for verification is our patented Random Deposit technique. Under this technique, PayPal makes two deposits ranging from 1 cent to 99 cents to the account holder’s bank account. To verify ownership of the account, the account holder then enters the two amounts as a four-digit code at the PayPal website. We also automatically verify select accounts when certain other proprietary conditions have been met. In addition to allowing funding through bank accounts, verification also removes some spending limits on account holders’ accounts and gives them reputational advantages when transacting with other members of the PayPal community. Outside of the U.S., similar verification processes are used for credit card accounts and in the limited number of countries where PayPal offers bank funding. In certain cases specific to local markets, bank funded transactions are permitted up to set limits before additional verification is required.

Withdrawing Money

Each account holder in the U.S. and in 64 other countries may withdraw money from his or her PayPal account through an electronic fund transfer to his or her U.S. bank account or, in approximately 44 of those countries, to their local bank account. In the U.S. and five other countries, users can withdraw their funds by a mailed check. Withdrawals by electronic transfer in the U.S. may take three to five business days to arrive in the account holder’s bank account, depending on the bank, and may take longer in other countries. Mailed checks may take one to two weeks to arrive. Qualifying PayPal business users in the U.S. can receive a PayPal ATM/debit card, which provides these users with instant access to their PayPal account balances. ATM/debit cardholders can withdraw cash from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard. PayPal offers customers the opportunity to apply for a prepaid card in the U.K. and Italy, which can be linked to a customer’s PayPal account to add or withdraw funds. In some markets, customers can also access their money by generating a credit to their credit card account.

PayPal’s Trust and Safety Programs

We have developed a number of PayPal trust and safety programs, including PayPal’s Seller Protection and Buyer Protection Programs. These programs provide additional protection to certain account holders who pay or receive payment for their transactions through PayPal on eBay and off eBay as well as in certain geographies. PayPal’s Seller Protection Program covers sellers who follow specific shipping and handling practices against claims that a transaction was not authorized by the buyer or that the item was not received. PayPal’s Buyer Protection Program reimburses the buyer for qualified purchases off eBay.com in certain key geographies if the buyer does not receive the item. In some eBay localized markets, protection for buyers is limited to a maximum amount per transaction. In addition, our Risk Management and Fraud Investigation Teams focus on identifying and preventing fraud before it occurs, detecting fraud in process, mitigating loss if fraud does occur and delivering information to law enforcement around the world to better combat online fraud.

Bill Me Later Transactional Payment Solution

Bill Me Later offers U.S. online consumers a way to obtain instant credit at the point of transaction through Bill Me Later’s relationship with CIT Bank. Bill Me Later is not a chartered financial institution, and relies on CIT Bank to extend credit as the lender to Bill Me Later customers utilizing the Bill Me Later service. When a consumer makes a purchase using the Bill Me Later service, CIT Bank funds the consumer loan at the point of sale and advances funds to the merchant. Bill Me Later subsequently purchases the receivable related to the consumer loan extended by CIT Bank. Bill Me Later accounts are most commonly opened on a U.S. merchant site offering Bill Me Later as a payment method, but can also be opened via a qualified PayPal account or at the Bill Me Later website. A buyer enters his or her birth date and the last four digits of his or her social security number and, subject to credit approval by CIT Bank, Bill Me Later opens an account for the buyer. This account can be used on any other U.S. merchant site offering the Bill Me Later payment option or as a funding source in a qualified PayPal account on certain merchants in the U.S. who accept PayPal. Once established, customers can then manage their accounts online with access to their transaction history and monthly statements and can elect to establish recurring electronic monthly payments.

Bill Me Later earns revenues in several ways:

•	Bill Me Later earns interest on the outstanding customer balances;

•	Bill Me Later charges fees for late payments; and

•	Bill Me Later earns fees from merchants who use the Bill Me Later service.

Bill Me Later’s alternative payment solution is designed to help retailers with an online presence attract, satisfy and retain customers at the point of sale. Through this offering, we believe that customers can make successful real-time retailing decisions, and that online retailers of all sizes can develop an effective payments strategy designed to increase sales and satisfaction by providing consumers with secure, convenient and flexible payment choices.

Payments Growth Strategy

We seek to become the online payment solution of choice around the world through our focus on simplifying and improving the customer experience, striving to be the most secure method of payment on the Internet, enhancing our product offering for our merchants and utilizing multiple sales channels. To establish PayPal and Bill Me Later as the online payment solutions of choice, we intend to continue focusing on increased user adoption of PayPal on our Marketplaces platforms, continued expansion of PayPal’s Merchant Services business and our financial products business, expanding the offerings of Bill Me Later, including as a funding source for PayPal accounts and increasing adoption of Bill Me Later on merchant sites, including the eBay Marketplace.

PayPal Merchant Services

Our Merchant Services business offers a differentiated product solution for different categories of merchants, while providing a cost-effective and secure payment solution across all categories. We intend to continue to market our global payments solution in geographies where we are already present and to add geographies to spur our growth as a payment solution off of eBay.com for sole proprietors and small, medium and large businesses.

Marketplaces

PayPal’s services are integrated into the checkout flow of the eBay.com platform in our key markets, including the U.S., Germany, the U.K. and Canada. In 2009, eBay.com generated approximately $57.2 billion in GMV. PayPal, in turn, generated approximately $31.2 billion of net total payment volume from eBay.com transactions, which represented approximately 44% of PayPal’s net total payment volume during 2009. Net total payment volume is the total dollar volume of payments, net of payment reversals, successfully completed through our Payments network or on Bill Me Later accounts, excluding PayPal’s payment gateway business.

We intend to continue to increase PayPal’s penetration of GMV on the eBay.com platform globally by continuing to integrate PayPal with eBay listings and new formats, including our adjacent Marketplaces businesses, focusing on buyer and seller protection programs and adding product features and innovations that we believe are important to the Marketplaces community. We believe that our expansion into an increased number of international markets and currencies will continue to make cross-border transactions easier and more efficient, benefiting both our Marketplaces and Payments segments.

Bill Me Later

We continue to invest in product development designed to capitalize on synergies between Bill Me Later and other eBay brands. In 2009, we introduced Bill Me Later as a funding source within a PayPal account for certain U.S. customers and we also began to offer Bill Me Later as a payment method on eBay.com in the U.S. In 2010, we intend to further expand these offerings. In addition, we have combined our PayPal and Bill Me Later merchant sales teams and have begun selling both the PayPal and Bill Me Later solutions in a coordinated effort to offer merchants greater efficiency in product integration.

PayPal Developer Platform

In 2009, we launched the PayPal Developer Platform to enable third party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We believe this will spur broader development and further expand the use of PayPal payments solutions on the Internet as well as other platforms, such as mobile devices.

Payments Financial Products

We will continue to identify transactions and markets that we believe are not served adequately by existing payment systems and seek to develop product features designed to improve upon those legacy systems. In addition, we intend to expand the breadth of products and services available to our account holders and to continue offering financial products such as the following:

•

PayPal ATM/Debit Card/Prepaid card, which enables business users to withdraw funds from their PayPal accounts at ATMs, pay for offline purchases with funds from their PayPal account, and in the U.S. qualify to receive cash back on eligible purchases;

•

PayPal Plus Credit Card and eBay MasterCard issued by GE Money Bank, which allow users to earn rewards on purchases made offline or using PayPal, as well as a PayPal Credit Card offered to U.K. users through Santander;

•	PayPal Student Account, which enables parents to electronically transfer money to an account their children can access for use online and offline via the Student Card; and

•	PayPal Money Market Fund, which allows participants to earn a yield on the funds in their PayPal account.

Communications

Our Communications segment was comprised of Skype. Skype is a global Internet communications company that offers a way for people in almost every country around the world to stay in touch over the Internet through free voice and video calls, sending instant messages, SMS (text messaging) or files, and by making low-cost calls to landline and mobile numbers. Skype primarily generated revenue through fees charged to users to connect Skype’s Internet communications products to traditional fixed-line and mobile telephones (which we refer to as SkypeOut minutes).

On November 19, 2009, we completed the sale of Skype to an entity (“Buyer”) owned and organized by an investor group. We received approximately $1.9 billion in cash, a subordinated note issued by a subsidiary of the Buyer in the principal amount of $125.0 million and an equity stake of approximately 30% of the outstanding capital stock of the Buyer. Skype was consolidated with our results of operations through November 19, 2009 (the date that the sale of Skype was competed), and after that date, is no longer consolidated with our results of operations. Our noncontrolling ownership interest in the Buyer is accounted for as an equity investment. For additional details related to the sale of Skype, please see “Note 4 – Sale of Skype” to the consolidated financial statements included in this report.

Other Items

Employees

As of December 31, 2009, eBay Inc. and its subsidiaries employed approximately 16,400 people (including temporary employees), approximately 9,700 of whom were located in the U.S.

Competition

We encounter vigorous competition in our businesses from numerous sources. For our Marketplaces segment, our users can find, buy, sell and pay for similar items through a variety of competing channels. These include, but are not limited to, online and offline retailers, distributors, liquidators, import and export companies, online and offline auctioneers, catalog and mail-order companies, classifieds, directories, search engines, products of search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), online and offline shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online and offline channels for those new offerings. We compete on the basis of price, product selection, and services. Our growth rates in our most mature markets have significantly slowed and we are losing market share in some segments. For our Payments segment, our users may choose to pay through a variety of alternative means, including other online payment services, offline payment methods such as cash, check or money order, and traditional online or offline credit card merchant accounts. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a materially adverse effect on our business, financial position, operating results and cash flows and reduce the trading price of our stock. Despite our efforts to preserve and expand the size and diversity of our users’ online community and enhance the user experience, we may not be able to continue to manage our operating expenses or increase or maintain our revenue to avoid or reduce a decline in our consolidated net income or avoid a net loss. For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the caption “Our industry is intensely competitive, and other companies or governmental agencies may allege that our behavior is anti-competitive.”

Seasonality

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Please see the information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

Technology

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

Segments and Geographic Information

For an analysis of financial information about our segments as well as our geographic areas, please see “Note 6 — Segments” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Please see the information in “Item 1A: Risk Factors” under the caption “There are many risks associated with our international operations.”

Available Information

Our Internet address is www.ebay.com. Our investor relations website is located at http://investor.ebayinc.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A:	RISK FACTORS

Risk Factors That May Affect Results of Operations and Financial Condition

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may adversely affect our results of operations and financial condition.

Our operating results may decline.

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•

general economic conditions, including the possibility of a protracted recession or prolonged period of limited economic growth in the U.S. and a worldwide economic slowdown; disruptions to the credit and financial markets in the U.S. and worldwide; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•

our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment services, especially when consumer spending has contracted;

•

the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); the discontinuation of certain optional seller listing features and loss of associated revenues; new algorithms for determining which listings appear at the top of searches; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; incentives and rewards for top sellers, including pricing discounts; increased protection for buyers; lower insertion fees for, and extended duration of, listings of fixed-price items; shipping and handling limits on certain categories of items (e.g., media); requiring sellers to accept at least one approved payment method (and restricting sellers from referencing non-permitted payment methods, including paper forms of payment such as checks and money orders), on eBay.com in the U.S. for most categories of items; and recently implemented changes intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs, requiring sellers to provide additional key information intended to set buyer expectations and help reduce seller costs, changes to performance standards and/or rewards for sellers (including the creation of a new top-rated seller status) and changes to the dispute resolution process (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal);

•

our ability to improve the quality of the user experience on our websites (including in the event of a problem) in light of the improved quality generally of the user experience offered by competitive Internet merchants;

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

•	consumer confidence in the safety and security of transactions using our websites or technology and the effect of any changes in our practices and policies designed to foster improved confidence;

•	our ability to manage the costs of our user protection programs;

•	the volume, velocity, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 3 — Legal Proceedings” below);

•

new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, ecommerce, online payments or online advertising;

•	our ability to meet regulatory requirements as we expand the range and geographical scope of our services;

•	the actions of our competitors, including the introduction of new sites, services, products and functionality;

•	our ability to manage the transaction loss rate on eBay and in our Payments business;

•	our ability to manage funding costs and losses associated with our Bill Me Later business;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the costs and results of litigation that involves us;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

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

•

continued consumer acceptance of the Internet as a medium for ecommerce and payments in the face of increasing publicity about fraud, spoofing, phishing, viruses, spyware, malware and other dangers of the Internet; and

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

Growth rates of our Marketplaces businesses in many of our most established markets have been slower than that for ecommerce generally and have declined in certain periods. Despite our efforts to stem this loss of market share in these and other markets, we may not be successful. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our websites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce websites has significantly increased, ranging from improved user experience to greater ease of buying goods to lower (or no) shipping costs to faster shipping times. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.

We have announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed. We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will become less meaningful to, and used less frequently by, our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers will become eligible for such discounts.

In addition, because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal’s growth. The expected future growth of our PayPal, StubHub, and other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.

The current recession could harm our business.

Our Marketplaces and Payments businesses are dependent on consumer purchases. The current economic downturn has resulted in reduced buyer demand and reduced selling prices and may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our PayPal payment service, all of which would adversely affect our business. In addition, an economic downturn will likely adversely affect our advertising revenues and continue to require us to increase our reserves for bad debt and transaction losses. In the event of the bankruptcy of a merchant that sells goods or services in advance of the date of their delivery or use (such as airline, cruise or concert tickets), PayPal could be liable to the buyers of such goods or services either through its buyer protection program or through chargebacks. Continuing poor economic conditions will likely continue or exacerbate these trends.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because we conduct a significant and growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies, as happened in the second half of 2008. Net revenues in the fiscal year ended December 31, 2009 were negatively impacted by foreign currency translation of $354.2 million, compared to the same period of the prior fiscal year. Operating income for the fiscal year ended December 31, 2009 was negatively impacted by foreign currency translation of $179.3 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, recent reductions in interest rates have reduced our investment income, including income we earn on PayPal customer balances, which in turn has materially lowered our net interest income.

Bill Me Later’s operations depend on lending services provided by CIT Bank.

We acquired Bill Me Later, a company that facilitates transaction-based credit services by lending banks, in November 2008. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on CIT Bank (or another chartered financial institution) to extend credit to customers in order to offer the Bill Me Later service. When a consumer makes a purchase using the Bill Me Later service, CIT Bank extends the credit to the consumer, funds the consumer loan at the point of sale and advances funds to the merchant. Bill Me Later subsequently purchases the receivable related to the consumer loan extended by CIT Bank. Although CIT Bank continues to own each customer account, Bill Me Later owns the related receivable and is responsible for all servicing functions related to the account. Any termination or interruption of CIT Bank’s ability to lend could result in an interruption to the Bill Me Later service. In November 2009, CIT Group Inc., the parent company of CIT Bank, filed for bankruptcy under a prepackaged plan of reorganization, the plan was approved by the bankruptcy court in December 2009 and CIT Group Inc. emerged from bankruptcy on December 10, 2009. If CIT Group is unable to complete the restructuring plan, or if CIT Group’s financial condition otherwise significantly impairs CIT Bank’s financial condition or operations or if CIT Bank’s financial condition or operations are adversely affected for any reason, CIT Bank could be placed under Federal Deposit Insurance Corporation (FDIC) receivership. In the event of a receivership, the FDIC as receiver could potentially terminate or suspend our commercial relationship with CIT Bank. Bill Me Later has put in place a similar arrangement with another chartered financial institution, but if such a termination or suspension occurs with no or little advance notice from the FDIC, Bill Me Later would be unable to originate any new transactions until the new arrangement was implemented, which might materially and adversely affect Bill Me Later’s business.

A lawsuit has been filed against Bill Me Later in the U.S. District Court for the Northern District of California, alleging that in its relationship with CIT Bank, Bill Me Later is acting as the true lender to customers in violation of various California laws, including the state’s usury law. We believe that these allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay substantial damages and reduce some of its charges and fees, which would likely adversely affect our business.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 3 — Legal Proceedings” below. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S. (where Tiffany & Co. is currently appealing the trial court ruling in favor of eBay), Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other not for resale consumer products and for unboxed and other allegedly nonconforming products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items, or for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded the plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. A subsequent ruling fined us EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated we should employ additional measures to enforce the injunction. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business.

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. For example, the German Federal Supreme Court has ruled that we may owe duties, under certain circumstances, to content owners and competitors relating to taking reasonable steps to prevent the listing of illegal, counterfeit, and pirated items. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark law or effectively suspended users who have created such listings. We are constantly seeking to improve and modify our efforts to eliminate counterfeit and pirated items. These improvements are in response to ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction as well as in response to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers, which may materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, could damage our reputation and our business.

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

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. Some of these ongoing suits are described under the heading “Item 3 — Legal Proceedings” below. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces and Payments segments as our services expand in scope and complexity. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

Use of our services for illegal purposes could harm our business.

The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that website. We continue to contest the charges related to this arrest. Similarly, one of our Korean subsidiaries (IAC), and one of its employees were found criminally liable for listings (which occurred prior to our acquisition) on IAC’s website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls.

Although we have prohibited the listing of stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or the unlawful sale of goods could harm our business. Certain manufacturers and large retailers have sought new U.S. federal and state legislation regarding stolen goods that could limit our ability to allow sellers to use our sites without confirming the source of, and their legal rights to sell, the underlying goods. In addition, from time to time we have received significant media attention relating to the listing or sale of unlawful goods and stolen goods using our services. This negative publicity could damage our reputation, diminish the value of our brand names and make users reluctant to use our services.

PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other intellectual property, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal. Any resulting claims or liabilities could harm our business.

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

In April 2009, we announced plans to change the dispute resolution process (which we refer to as “resolutions”) for transactions on eBay.com and eBay.co.uk in which a buyer claims the item was not received or the item they received was different from that described in the listing. Previously, buyers with an issue on our eBay.com and eBay.co.uk platform were generally required to contact the seller directly, and, if they were unable to resolve the issue, to start the resolutions process online via PayPal’s resolution center. We are in the process of transitioning to a new, on-eBay resolutions process provided by eBay customer support, which will serve as the primary entry point for buyers on eBay.com and eBay.co.uk who are unable to resolve their disputes with eBay sellers. Among other things, the new resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item’s purchase price (including original shipping costs), in cases where the item was not received or the item they received was different from that described in the listing, and the seller does not provide adequate resolution to the buyer.

We expect that our costs associated with resolutions will increase as we make these changes to our resolutions policies and process. These changes, together with any further changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, our sellers. These changes may also result in an increase in buyer fraud and associated transaction losses. In addition, eBay does not have the same rights of recoupment against sellers as PayPal, which may result in higher costs to operate the program.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded and our company has grown larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.

As a result of a policy change implemented in October 2008, buyers who pay for transactions on eBay.com with PayPal are protected on eligible transactions for the full amount of an item’s purchase price (including original shipping) if the buyer does not receive the goods they purchased or if the goods differ significantly from what was described by the seller, compared to a maximum recovery of $2,000 before October 2008. Furthermore, U.S. sellers on eBay.com have received improved seller protection for eligible transactions in which the seller is paid with PayPal, in that they are covered against payment reversals due to buyer claims of an unauthorized payment or an item that was not received, so long as the seller follows specified shipping and handling practices. We have also enhanced our buyer and seller protections in certain eBay international marketplaces. These changes to PayPal’s buyer and seller protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the fiscal year ended December 31, 2008 and the fiscal year ended December 31, 2009, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $171.5 million and $180.9 million, representing 0.29% and 0.25% of our net total payment volume in each period, respectively.

In addition, in 2009 we changed the dispute resolution process for transactions on eBay.com and eBay.co.uk, which are described in greater detail above under the caption “Changes to our dispute resolution program could increase our costs and loss rate” and which could result in an increase in our combined eBay and PayPal transaction losses.

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

eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously in order to harm either the seller or eBay. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While eBay can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. The impact of changes to our dispute resolutions program implemented in 2009 is discussed in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate.”

Other than through these programs, eBay does not compensate users who believe they have been defrauded by other users, although users who pay through PayPal may have reimbursement rights from their credit card company or bank, which in turn will seek reimbursement from PayPal. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

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

To succeed, online commerce must provide a secure transmission of confidential information over public networks. Our security measures may not detect or prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Other large Internet companies have recently disclosed sophisticated and highly targeted attacks on portions of their sites. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business, and could result in a violation of applicable privacy and other laws. In addition, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, or that is stored by PayPal’s direct credit card processing customers, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using credit cards to fund their payments or pay their fees. If we were unable to accept credit cards, our business would be seriously damaged.

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

Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by eBay, PayPal, or a user of one of those businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We are subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. In addition, as an entity licensed and subject to regulation as a bank in Luxembourg, PayPal (Europe) S.A.R.L. et Cie, SCA is subject to banking secrecy laws. In many cases, these laws apply not only to third-party transactions but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries, and other parties with which we have commercial relations. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, as noted above, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Our revenue from advertising is subject to factors beyond our control.

We derive significant revenue from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. Recent economic conditions have adversely impacted our advertising revenue. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by Shopping.com. Rule changes made by search engines in 2008 disrupted traffic to our Shopping.com website, which in turn adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. Furthermore, we have recently changed the placement of ads on our sites, which may reduce the amount we are paid. If we experience a reduction in our advertising revenues due to economic, competitive, technological or other factors, including the worldwide economic slowdown, a reduction in revenue due to the renegotiation of the terms of our contracts with major advertising companies such as Yahoo!, Google and Microsoft, changes in our ad placement, or if we are unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding Shopping.com, our classified websites (e.g., Kijiji, Marktplaats and Den Blå Avis), StubHub, Bill Me Later and Gmarket, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently-changing rules that govern their pricing, availability and placement of online advertisement (e.g., paid search, keywords), and changes to these rules could negatively affect our use of online advertising to promote our brands. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as our acquisition of Bill Me Later, a transactional credit provider, in November 2008 and StubHub, an online ticket marketplace, in February 2007, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles). Recent financial and political events may increase the level of regulatory scrutiny on large companies in general and financial services companies in particular.

Our success and increased visibility has driven some existing businesses that perceive our business model to be a threat to their business to raise concerns about our business models to policymakers and regulators. These established businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. In particular, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights, and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. In addition, regulatory agencies may view matters or interpret laws and regulations differently than they have in the past. Changing the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

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

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The authority alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. Although we have won this lawsuit, this decision is being appealed. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers. We intend to vigorously defend against these lawsuits. However, this and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items for some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in

France, under French law in the recent Louis Vuitton Malletier litigation for transactions on our websites worldwide that did not involve French buyers or sellers (see “Item 3 — Legal Proceedings” below). Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

In light of the global financial crisis, federal lawmakers in Washington, D.C., have discussed the possibility of overhauling the U.S. financial regulatory system and making significant changes to regulations governing financial services. In the event that such changes are adopted, they could potentially result in PayPal becoming subject to one or more federal financial services regulators and eBay Inc. being regulated as a financial services holding company or could restrict the nonfinancial activities of companies holding financial services companies. Even if we do not become subject to regulation in the manner described in the preceding sentence, we could be subject to additional licensure requirements, laws and regulations and increased regulatory scrutiny based on new or existing businesses, products and offerings, which would impose substantial costs on us and could require us to change our business practices in ways that would harm our business.

If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, counter-terrorist financing, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.

While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 65 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets.

Our Payments business is subject to regulation as a bank in certain jurisdictions. Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union (EU). Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal has limited experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such responses from these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business in EU countries. In addition, the EU Payments Service Directive, which established a new regulatory regime for payment services providers, formally took effect in November 2009. The interpretation of regulations implementing the EU Payments Service Directive remains uncertain.

In markets other than the U.S., the EU, Australia and China, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have jurisdiction over Singapore-based PayPal Private Ltd, may use their local regulatory power to interfere with, slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market. The Reserve Bank of India has asserted that PayPal’s offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank. The Reserve Bank has directed the Indian affiliate of PayPal’s processing bank to suspend all withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers. PayPal has suspended personal non-commercial payments to Indian accounts, and intends to apply for a license from the Reserve Bank of India, but PayPal could be subject to fines from the Reserve Bank for the period of operation without a license, and PayPal’s prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal’s service in those countries, or expansion of the financial products offered by PayPal to new jurisdictions (either alone, through a commercial alliance or through an acquisition), could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, any of which may harm PayPal’s business. These factors could impose substantial costs and involve considerable delay to the provision or development of its products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans, and could require PayPal to suspend providing products and services to customers in one or more countries.

PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has implemented a program to comply with these laws and regulations, any errors or failure to comply with federal, state or foreign money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets. Several countries, including Australia, Luxembourg and Singapore, have recently implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia’s anti-money laundering compliance policies and procedures and issue a report.

In the United States, PayPal is also subject to regulations that require it to report suspicious activities involving transactions of $2,000, or more and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely. PayPal has localized its service in a number of other countries and as a result is subject to additional verification and reporting requirements, which in some cases are more stringent. As PayPal continues to localize its services in additional jurisdictions, PayPal could be required, among other things, to learn more about its customers before opening an account, to obtain additional verification of customers and to monitor its customers’ activities more closely. These requirements could impose significant costs on PayPal, make it more difficult for new customers to join its network and reduce the attractiveness of its product.

To date, PayPal has obtained licenses to operate as a money transmitter in 42 U.S. states and territories and interpretations in seven states that licensing is not required under their existing statutes. The remaining U.S. state and territories do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.

Although there have been no definitive interpretations to date, PayPal has assumed that its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. As a result, among other things, PayPal must provide advance disclosure of changes to its service, follow specified error resolution procedures and reimburse consumers for losses above $50 from transactions not authorized by the consumer. PayPal currently voluntarily reimburses consumers for all financial losses from transactions not authorized by the consumer, not just losses above $50. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account.

Our Bill Me Later service is similarly subject to a variety of laws and regulations. Although Bill Me Later does not originate loans, one or more jurisdictions may conclude that Bill Me Later is a lender or money transmitter or loan broker, which could subject us to liability or regulation in one or more jurisdictions. Additionally, federal regulators could mandate changes to the relationship between Bill Me Later and CIT Bank, the financial institution that Bill Me Later relies on to extend credit to customers with the Bill Me Later service. Any termination or interruption of CIT Bank’s lending services to consumers could result in an interruption of Bill Me Later services, as described under the caption “Bill Me Later’s operations depend on lending services provided by CIT Bank” above. Also, effective February 2010, certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, will require CIT Bank to make fundamental changes to many of the practices currently used with respect to Bill Me Later consumer accounts, including marketing, pricing (including finance charges and fees assessed on receivables purchased by CIT Bank) and billing, which could in turn have an adverse affect on Bill Me Later’s business.

Changes to credit card networks or bank fees, rules, or practices could harm PayPal’s business.

PayPal does not belong to or directly access credit card networks, such as Visa and MasterCard. As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, credit card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal’s credit card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. These higher fees increase PayPal’s operating costs and reduce its profit margins. PayPal is also required by its processors to comply with credit card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by credit card networks as a result of any rule violations by PayPal or PayPal’s customers. The credit card networks set and interpret the credit card rules. Credit card networks could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using credit cards to fund their payments. If PayPal were unable to accept credit cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.

PayPal is required to comply with credit card networks’ special operating rules for Internet payment services. PayPal and its credit card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the credit card networks’ discretion. PayPal also could be subject to fines from credit card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with credit card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its credit card processors relating to PayPal’s failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal’s ability to accept credit cards or changes in PayPal’s process for registering new customers, which would seriously damage PayPal’s business.

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

PayPal’s ability to manage and account accurately for customer funds requires a high level of internal controls. In some of the markets that PayPal serves and currencies that PayPal offers, PayPal has a limited operating history and limited management experience in managing these internal controls. As PayPal’s business continues to grow, it must strengthen its internal controls accordingly. PayPal’s success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage customer funds accurately could severely diminish customer use of PayPal’s products.

System failures could harm our business.

We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In November 2009, technical systems issues resulted in eBay.com users being unable to search for listed items for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, most recently for approximately five hours in August 2009. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial entity, frequent or persistent site interruptions could lead to fines, penalties, or mandatory changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events or disruptions. Some of our systems, including our Shopping.com website and the systems related to the Bill Me Later business, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions, delays, and loss of critical data, and result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% of our net revenues in both fiscal year 2008 and 2009. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

As we continue to expand internationally, including through the expansion of PayPal, Shopping.com, and our classified businesses, we are increasingly subject to risks of doing business internationally, including the following:

•	strong local competitors;

•

regulatory requirements, including regulation of Internet services, auctioneering, professional selling, distance selling, privacy and data protection, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us and our affiliates;

•

greater liability or legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, conflicting court decisions and lack of clear precedent or applicable law;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and Internet infrastructures;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	restrictions on the repatriation of funds, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions (e.g., in South Korea relating to its disputes with North Korea);

•	challenges associated with maintaining relationships with local law enforcement and related agencies; and

•	differing intellectual property laws.

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

We are continuing to expand PayPal’s services internationally. In some countries, expansion of PayPal’s business may require a close commercial relationship with one or more local banks, a shared ownership interest with a local entity or registration as a bank under local law. Such requirements may reduce our revenue, increase our costs or limit the scope of our activities in particular countries. Any limitation on our ability to expand PayPal internationally could harm our business. The Reserve Bank of India has asserted that PayPal’s offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank. The Reserve Bank has directed the Indian affiliate of PayPal’s processing bank to suspend all withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers. PayPal has suspended personal non-commercial payments to Indian accounts, and intends to apply for a license from the Reserve Bank of India, but PayPal could be subject to fines from the Reserve Bank for the period of operation without a license, and PayPal’s prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.

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

Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, Gmarket in Korea, Bill Me Later in the United States and Den Blå Avis and BilBasen, classified businesses in Denmark. In November 2009, we completed the sale of Skype to an entity (Buyer) owned and organized by an investor group and received, among other things, an equity stake of approximately 30% of the outstanding capital stock of the Buyer. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets and strategic investments. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

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

Risks associated with Bill Me Later’s reliance on CIT Bank are discussed in detail under the caption “Bill Me Later’s operations depend on lending services provided by CIT Bank” above.

Bill Me Later relies on third-party merchant processors and payment gateways to process transactions using the Bill Me Later service. For the year ended December 31, 2009, approximately 80% of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service. The Bill Me Later service is offered to a wide range of consumers, and the financial success of this business depends on CIT Bank, the chartered financial institution originating the loan, to manage credit risk. CIT Bank extends credit using Bill Me Later’s proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of a specific transaction for a specific customer. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to, among other factors, inaccurate assumptions about a particular consumer or the economic environment. The accuracy of the predictions and the ability of CIT Bank and Bill Me Later to manage credit risk may also be affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior and other factors. CIT Bank may also incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact Bill Me Later’s financial performance. In addition, the credit crisis and current recession in the U.S. may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including the transaction-based credit extended by CIT Bank to consumers who use the Bill Me Later service, which could impair the growth and profitability of the Bill Me Later business.

We anticipate that the volume of loans extended by CIT Bank in connection with the Bill Me Later’s service will increase as we begin to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. Like other businesses with significant exposure to losses from consumer loans, the Bill Me Later service faces the risk that after Bill Me Later purchases the receivables related to consumer loans, certain account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the credit loss rate, was approximately 11.14% and 10.66% for the three months and fiscal year ended December 31, 2009, respectively. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. The age and rate of growth of the receivables related to a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. Consumers are less likely to miss their payments within the first 12 to 18 months of a loan’s term. Also worsening economic conditions typically result in fewer new loans and with fewer loans, the proportion of new loans will decrease and the rate of missed payments and charge-offs in the portfolio will increase, which has historically been the case with Bill Me Later.

We currently fund the purchase of receivables related to Bill Me Later accounts through free cash flow generated from our portfolio of businesses and from our existing credit agreement. Our existing credit agreement may be adversely affected by the impact of current financial conditions on our counterparties. Our ability to securitize receivables related to Bill Me Later accounts has been largely eliminated by disruptions in the credit industry generally, and in the securitization markets particularly. If we are unable to fund receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of the Bill Me Later business could be significantly and adversely affected.

In addition, Bill Me Later faces other risks similar to those faced by PayPal, including the risk of system failures, security breaches or other loss of customer data, fraud, intellectual property claims, compliance failures, and changes to regulations relating to credit offerings described in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties” and “If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfer, money laundering, counter-terrorist financing, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.”

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. North Carolina and Rhode Island have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. While the new laws in New York, North Carolina and Rhode Island do not specifically apply to our businesses, the proliferation of such state legislation, particularly as many states seek to expand revenues generated from broader taxes, could adversely affect some of our sellers at some point in the future and indirectly harm our business.

In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of distant sales tax by out-of-state sellers — bills have been introduced in the U.S. Congress to overturn the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Similar legislation may be considered by the current U.S. Congress as a way to enable states to increase sales tax revenues and help address significant state budgetary shortfalls caused by the economic downturn. The adoption of any legislation overturning the Quill decision that lacks a robust small business exemption would result in the imposition of sales taxes, as well as costs associated with complex sales tax collection, remittance and audit compliance requirements on our sellers, would make selling on our websites less attractive for small retailers, and would harm our business.

From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and has filed suit to enforce collection of taxes they claim are due. In March 2009, the court ruled that StubHub is not required to collect and remit the city amusement tax. The City of Chicago has requested reconsideration of this ruling and StubHub has sought clarification of the ruling relative to the remaining counts as well. In August 2009, the court granted StubHub’s motion for reconsideration and entered a final order dismissing the case. In September 2009, the City of Chicago filed an appeal that is pending. The application of similar existing or future laws could have adverse effects on our business.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce was extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, will require PayPal and other electronic payments providers, as well as potentially StubHub and similar companies, to report to the IRS on U.S.-based customers who receive more than $20,000 in payments and more than 200 payments in a year, and to request tax ID numbers from U.S. users and track payments by tax ID number. This requirement may decrease seller activity and harm our business. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.

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

Our decision to launch our PayPal Developer Platform, which is open to third-party developers, subjects us to new risks.

In 2009, we launched the PayPal Developer Platform to enable third party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software tool kit for building mobile payments applications. In addition, we provide third party developers with access to certain APIs with respect to our Marketplaces platforms. There is no assurance that third-party developers will develop and maintain applications and services on PayPal’s platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. For instance, if we develop our own software applications and services, such development may negatively affect the decisions of third-party developers to develop, maintain, and upgrade similar or competitive applications on our platforms. The availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for our products versus our competitors’ products, including devices that use competing platforms. If developers focus their efforts on these competing platforms, the availability and quality of applications for our products may suffer. In addition, we may potentially become subject to additional regulatory scrutiny based on applications developed by third-party developers.

Our businesses depend on continued and unimpeded access to the Internet. Internet service providers may be able to block, degrade, or charge us or our users additional fees for our offerings.

Our customers rely on access to the Internet to use our products and services. In many cases that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies, and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers’ use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. In addition, Internet service providers could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

Our tickets business is subject to regulatory, competitive, and other risks that could harm this business.

Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets, and some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions may be adopted that could limit or inhibit our ability to operate, or our users’ ability to continue to use, our tickets business. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions.

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. Suits alleging a variety of causes of actions have in the past, and may in the future, be filed against StubHub and eBay by venue owners, competitors, ticket buyers and unsuccessful ticket buyers. Such litigation could result in damage awards, could require us to change our business practices in ways that may be harmful to our business, or could otherwise negatively affect our tickets business. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our sites and has negatively impacted revenue and profits. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as TicketMaster, Live Nation and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which is owned by TicketMaster) and RazorGator. In addition, ticketing service companies and event organizers have recently begun to issue event tickets through paperless (electronic) ticketing systems that include restrictions on the transferability of such event tickets. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business would be harmed.

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and some members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our executive officers or other key employees could harm our business. Our new businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-

technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.

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

In addition, we have outsourced certain functions to third-party outside providers, including customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our business, reputation and operating results. Although we generally have been able to renew or extend the terms of contractual arrangements with third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future, and there can be no assurance that third parties who provide services directly to us or our users will continue to do so on acceptable terms. If any third parties were to stop providing services to us on acceptable terms, including as a result of bankruptcy due to poor economic conditions, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all.

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

A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a noncontrolling equity stake), Google Base, Oodle.com and a number of International websites operated by Schibsted ASA. Our classifieds websites, including Kijiji, Marktplaats, mobile.de, Gumtree, Den Blå Avis and BilBasen offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which they operate, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Business and Industrial category include: Alex Lyon, CAT Auctions, DoveBid, GoDove, GoIndustry, GovLiquidation.com, Hilco, Ironplanet, JJ Kane, Liquidation.com, MachineryTrader.com, MachineTools.com,

Ritchie Brothers, TruckCenter.com, Yoder and Frey Auctioneers. In addition, many competitors have been successful at establishing online marketplaces that cater to a particular retail category, such as vehicles, tickets, or sporting goods.

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as Quelle and Otto in Germany, Leboncoin.fr and Price Minister in France, Tradus (owned by Naspers) in Poland, Yahoo-Kimo in Taiwan, Lotte, Naver and 11th Street in South Korea, Trading Post, OZtion and Aussie Bidder in Australia, and Amazon and Play.com in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

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

Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors have offered services for free and others may do this as well. We may be unable to compete successfully against current and future competitors. In addition, certain established retailers may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay, or may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. For example, manufacturers may attempt to enforce minimum resale price maintenance arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site attractive relative to other alternatives. The adoption by manufacturers or government authorities of policies or regulations discouraging the sales of goods or services over the Internet could force eBay users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brand. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among a number of our sellers, and which could harm our profitability.

Conversely, other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Such claims, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.

In several jurisdictions, we have taken actions designed to improve the safety of transactions on our websites. Beginning in June 2008, we have required users in the UK to offer PayPal as a payment alternative on most transactions on our localized UK website, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Moneybookers and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. We currently face inquiries from government regulators in various jurisdictions related to such actions. For example, in 2009, the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability. In addition, certain competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our services. In addition, companies that control user access to transactions through network access, Internet browsers, or search engines, could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers’ sites, attempt to restrict our access, or charge us substantial fees for inclusion. Search engines are increasingly becoming a starting point for online shopping, and as the costs of operating an online store continue to decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.

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

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc. and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•

processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including Acculynk, Moneta, eBillMe, Revolution Money (which American Express has acquired) and TeleCheck, a subsidiary of First Data, or to pay on credit;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, Amazon Payments, Boku, Crandy, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon’s base of online customers on the merchant’s own website;

•	Google Checkout, which enables the online payment of merchants using credit cards; and

•	Payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan, Zynga and Zong.

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

Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, Royal Bank of Scotland’s World Pay, Moneybookers, ClickandBuy and Ukash in the EU, NOCHEX in the United Kingdom, Sofortüberweisung in Germany, CertaPay and HyperWallet in Canada, Paymate, BPay and POLI in Australia, Alipay, YeePay and 99 Bill in China and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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

•

Website Stability. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries’ websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to cost effectively upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume or changes to our site functionality could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible APIs and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

In addition, the economic downturn has reduced tax revenues for U.S. federal and state governments, and proposals to increase taxes from corporate entities are being considered at various levels of government. Among the options have been a range of proposals included in the tax and budget policies recommended to the U.S. Congress by the U.S. Department of the Treasury to modify the federal tax rules related to the imposition of U.S federal corporate income taxes for companies operating in multiple U.S. and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate. A number of U.S. states have likewise attempted to increase corporate tax revenues by taking an expansive view of corporate presence in order to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state. Companies that operate over the Internet, such as eBay, are a target of some of these state efforts. If more states were successful in applying direct taxes to Internet companies that are not present in the state, this could increase of our effective tax rate.

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

These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services, which could adversely impact our business.

We may be unable to protect or enforce our own intellectual property rights adequately.

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. Effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others.

We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful in every location. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

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

We own and lease various properties in the U.S. and 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. As of December 31, 2009, our owned and leased properties provided us with aggregate square footage of approximately 1.7 million and 2.3 million, respectively. In the U.S., we own approximately 1.7 million square feet of space in Denver, Colorado, Draper, Utah, Omaha, Nebraska, Phoenix, Arizona, and San Jose, California. We own approximately 60 acres of land in Utah that could be developed if necessary to accommodate future growth. We also maintain approximately 0.6 million square feet of leased facilities throughout the United States. We maintain approximately 1.7 million square feet of leased facilities internationally in Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, India, Ireland, Israel, Italy, Japan, Korea, Luxembourg, The Netherlands, Norway, Poland, Singapore, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

As of December 31, 2009, the total square footage generally used by each of our Marketplaces and Payments segments was approximately 2.1 million and 1.6 million, respectively. Our corporate headquarters located in San Jose, California, occupy approximately 0.2 million square feet.

From time to time we consider various alternatives related to long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land we own or lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3:	LEGAL PROCEEDINGS

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. A hearing took place in September 2009 regarding our compliance with the injunction and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we could do a better job of enforcing the injunction. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged violations of parallel import laws, for alleged non-compliance with consumer protection laws or in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L’Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L’Oréal (UK) Ltd v. eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L’Oreal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice has released its certification request to the European Court of Justice. We have filed our briefs before the European Court of Justice. A decision is not expected before 2011. The case was originally filed in July 2007. L’Oréal’s complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for re-sale products). Additionally, L’Oréal claimed that eBay’s use of L’Oréal brands on its website, in its search engine and in sponsored links, and purchase of L’Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L’Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as currently operated was insufficient to prevent such infringement. Other damages claimed were to be specified after the liability stage of the proceedings.

In July 2009, the U.S. Second Circuit Court of Appeals heard arguments in the Tiffany v. eBay matter which is on appeal following a decision by the trial court in favor of eBay in July 2008. In June 2004, Tiffany (NJ) Inc. and Tiffany & Co. filed a lawsuit in the U.S. District Court for the Southern District of New York (No. 04 Civ. 4607 (NRB)) claiming that eBay was liable for contributory trademark infringement, false advertising, unfair competition and various related claims based on the listing of alleged counterfeit Tiffany silver jewelry on the eBay website by third parties. The suit sought an injunction, lost profits, punitive damages and attorneys’ fees. A bench trial took place in November 2007 and in a ruling in July 2008, the trial court rejected Tiffany’s claims, finding that the burden of enforcing trademarks is on the trademark owner and that eBay’s anti-counterfeiting efforts are sufficient under the law. In an appeal filed in August 2008, Tiffany argued that generalized knowledge of alleged counterfeiting should suffice to hold eBay liable for counterfeit Tiffany items sold by third parties on its website. The Second Circuit’s opinion is expected in the first half of 2010.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference hearing. The claim construction hearing and trial dates have not yet been set. The U.S. Patent and Trademark Office has accepted reexamination on all five Net2Phone patents that are the subject of the lawsuit. The case is currently subject to a limited stay. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs’ motion on class certification and our motion for summary judgment were heard by the court in December 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The U.S. District Court for the Eastern District of Texas has granted defendants’ motion to transfer venue and moved the case to the U.S. District Court for the Northern District of California. In August 2009, the District Court granted our motion for summary judgment and ruled that the PartsRiver patent was invalid based on a finding that it was “on sale” more than a year before the filing date of the patent. PartsRiver has appealed the District Court’s decision. We intend to vigorously oppose PartsRiver’s appeal.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 146,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009, and trial for a group of 23 other suits began in September 2009. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. On January 14, 2010, the court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. We expect this ruling to be appealed.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that such prices, rules or policies violate applicable law, or that we have not acted in conformity with such prices, rules or policies. The number and significance of these disputes and inquiries are increasing. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2009.

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

	High	Low
Year Ended December 31, 2008
First Quarter	$33.53	$25.10
Second Quarter	33.47	26.89
Third Quarter	29.13	19.95
Fourth Quarter	22.23	10.91

	High	Low
Year Ended December 31, 2009
First Quarter	$15.48	$9.91
Second Quarter	18.39	12.28
Third Quarter	24.74	15.77
Fourth Quarter	25.80	21.51

As of February 11, 2010, there were approximately 4,950 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2004 in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P North American Technology Internet Index (the successor to the GSTI Internet Index). We were added to the S&P 500 Index on July 19, 2002. The S&P North American Technology Internet Index is a modified-capitalization weighted index representing the Internet industry, including Internet software and services and Internet retail companies. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

In January 2008, our Board approved an additional stock repurchase program for $2.0 billion having no expiration date, giving us the ability to repurchase up to $2.85 billion of the common stock under our combined stock repurchase programs. Under these programs, as of December 31, 2009, we had repurchased in the aggregate approximately 179.7 million shares of our common stock at an average price of $29.74 per share. During 2009, we did not repurchase any shares of our common stock. As of December 31, 2009, $656.5 million remained available for further purchases under our stock repurchase program.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended, and as of, December 31, 2005, 2006, 2007, 2008 and 2009 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2005	2006 (2)	2007 (2)(3)	2008 (2)	2009 (2)(4)
	(In thousands, except per share amounts)
Consolidated Statement of Income Data (1):
Net revenues	$4,552,401	$5,969,741	$7,672,329	$8,541,261	$8,727,362
Gross profit	3,734,297	4,712,949	5,909,357	6,313,192	6,247,600
Income from operations	1,441,707	1,422,956	613,180	2,075,682	1,456,766
Income before income taxes	1,549,328	1,547,057	750,851	2,183,564	2,879,151
Net income	1,082,043	1,125,639	348,251	1,779,474	2,389,097
Net income per share:
Basic	$0.79	$0.80	$0.26	$1.37	$1.85

Diluted	$0.78	$0.79	$0.25	$1.36	$1.83

Weighted average shares:
Basic	1,361,708	1,399,251	1,358,797	1,303,454	1,289,848

Diluted	1,393,875	1,425,472	1,376,174	1,312,608	1,304,981

	December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$1,313,580	$2,662,792	$4,221,191	$3,188,928	$3,999,818
Short-term investments	804,352	554,841	676,264	163,734	943,986
Long-term investments	825,667	277,853	138,237	106,178	1,381,765
Working capital (5)	1,698,302	2,452,191	4,022,926	2,581,503	4,818,240
Total assets	11,788,986	13,494,011	15,366,037	15,592,439	18,408,320
Borrowings from credit agreement	—	—	200,000	1,000,000	—
Total stockholders’ equity	10,047,981	10,904,632	11,704,602	11,083,858	13,787,648

(1)	Includes the impact of acquisitions as well as the impact from the disposition of Skype following the completion date of the sale (November 19, 2009), except to the extent that our retained 30% equity interest in Skype’s results of operations is included in interest and other income, net in our Consolidated Statement of Income and long-term investments in our Consolidated Balance Sheet. For a summary of recent significant acquisitions and the sale of Skype, please see “Note 3 — Business Combinations” and “Note 4 — Sale of Skype” to the consolidated financial statements included in this report.
(2)	The Consolidated Statement of Income for the years ended December 31, 2006, 2007, 2008 and 2009 includes stock-based compensation expense of $317.4 million, $301.8 million $353.2 million and $394.8 million, respectively. Because we implemented new accounting guidance as issued by the FASB related to stock based compensation as of January 1, 2006, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 17 — Benefit Plans” to the consolidated financial statements included in this report.
(3)	The Consolidated Statement of Income for the year ended December 31, 2007 includes a goodwill impairment charge of $1.4 billion. See “Note 5 — Goodwill and Intangibles Assets” to the consolidated financial statements included in this report.
(4)	The Consolidated Statement of Income for the year ended December 31, 2009 includes a $343.2 million charge related to the settlement of a lawsuit between Skype, Joltid and entities controlled by Joltid’s founders and a $1.4 billion gain on the sale of Skype. See “Note 4 — Sale of Skype” to the consolidated financial statements included in this report.
(5)	Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report.

Overview

For most of fiscal 2009, we operated three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com) and our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions — PayPal (which enables individuals and businesses to securely, easily and quickly send and receive payments online in approximately 190 markets worldwide) and Bill Me Later. Our Communications segment, which consisted of Skype, enabled Internet communications calls between Skype users and provided low-cost connectivity to traditional fixed-line and mobile telephones. On November 19, 2009, we completed the sale of Skype to an investor group (please see “Note 4 — Sale of Skype” to our consolidated financial statements for additional information related to this transaction). Skype was consolidated with our results of operations through November 19, 2009, but was not consolidated with our results of operations after November 19, 2009. Following the completion of the sale of Skype, we operated and continue to operate two primary business segments: Marketplaces and Payments.

Overall, revenue increased 2% to $8.7 billion in 2009 compared to 2008. The increase was driven primarily by PayPal offset by a decline in revenues generated from our Marketplaces business. We achieved an operating margin of 17% in 2009 compared to 24% in 2008 driven by the impact of a legal settlement charge, acquisitions and foreign currency movements against the U.S. dollar. Diluted earnings per share increased to $1.83 in 2009 compared to $1.36 in 2008 driven primarily by the gain on the sale of Skype. Operating cash flow increased to $2.91 billion in 2009 from $2.88 billion in 2008.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, gross merchandise volume (GMV), GMV excluding vehicles, number of sold items, net total payment volume (TPV), net number of payments, free cash flow, and revenue, excluding acquisitions and foreign currency impact.

Outlook

We are cautiously optimistic about the current economic environment for fiscal 2010. We will continue to focus on driving operational efficiencies designed to enable us to reallocate resources into strategies and initiatives that we believe will directly benefit our customers and increase activity on our platforms.

In 2010, we plan to continue our emphasis on becoming a more customer-focused and technology driven company with clear priorities for our Marketplaces and Payments businesses.

The 2010 strategy for our Marketplaces business is to make more progress in trust, value and selection by:

•	Offering buyers great experiences they can trust;

•	Providing innovative shopping experiences that deliver great value and selection; and

•	Providing tools and pricing to make eBay more attractive to entrepreneurial sellers, casual consumer sellers and large sellers.

The 2010 strategy for our Payments business is to strengthen and expand its position as a leader in on-line payments by:

•	Growing our Merchant Services business through merchant acquisition and increased consumer preference as we expand our global footprint;

•	Continuing to penetrate the eBay Marketplace, especially internationally; and

•	Launching new products and accelerating innovation off our platform.

Results of Operations

Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions completed on our Marketplaces trading platforms), fees paid by merchants for payment processing services and, until the sale of Skype on November 19, 2009, fees charged to users to connect Skype’s Internet communications products to traditional fixed-line and mobile telephones. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees and lead referral fees. Other revenues are derived principally from interest earned on certain PayPal customer account balances, interest and fees earned on the Bill Me Later portfolio of receivables from loans and from contractual arrangements with third parties that provide services to our users.

We generate the majority of our revenue internationally and, accordingly, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. For the year ended December 31, 2009, foreign currency movements against the U.S. dollar negatively impacted net revenues by approximately $354.2 million compared to the prior year. On a business segment basis for the year ended December 31, 2009, foreign currency movements against the U.S. dollar negatively impacted Marketplaces, Payments and Communications net revenues by approximately $247.7 million, $62.1 million and $44.4 million, respectively, compared to the prior year. For the year ended December 31, 2008, foreign currency movements against the U.S. dollar positively impacted net revenues by approximately $70.7 million compared to the prior year. On a business segment basis for the year ended December 31, 2008, foreign currency movements against the U.S. dollar positively impacted Marketplaces,

Payments and Communications net revenues by approximately $37.5 million, $1.5 million and $31.7 million, respectively, compared to the prior year. Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, Skype user’s Internet protocol address, website that displays advertising, or other service provider, as the case may be, is located.

The following table sets forth, for the periods presented, the breakdown of net revenues by type, segment and geography. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Percent Change from 2007 to 2008	Percent Change from 2008 to 2009
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$4,680,835	$4,711,057	$4,461,845	1%	(5)%
Payments	1,838,539	2,320,495	2,641,194	26%	14%
Communications	364,564	525,803	575,096	44%	9%

Total net transaction revenues	6,883,938	7,557,355	7,678,135	10%	2%
Marketing services and other revenues
Marketplaces	683,056	875,694	849,169	28%	(3)%
Payments	88,077	83,174	154,751	(6)%	86%
Communications	17,258	25,038	45,307	45%	81%

Total marketing services and other revenues	788,391	983,906	1,049,227	25%	7%

Total net revenues	$7,672,329	$8,541,261	$8,727,362	11%	2%

Net Revenues by Segment:
Marketplaces	$5,363,891	$5,586,751	$5,311,014	4%	(5)%
Payments	1,926,616	2,403,669	2,795,945	25%	16%
Communications	381,822	550,841	620,403	44%	13%

Total net revenues	$7,672,329	$8,541,261	$8,727,362	11%	2%

Net Revenues by Geography:
U.S.	$3,742,670	$3,969,482	$3,985,068	6%	0%
International	3,929,659	4,571,779	4,742,294	16%	4%

Total net revenues	$7,672,329	$8,541,261	$8,727,362	11%	2%

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Percent Change from 2007 to 2008	Percent Change from 2008 to 2009
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$46,574	$48,001	$48,353	3%	1%
GMV vehicles only (3)	12,779	11,649	8,853	(9)%	(24)%

Total GMV (4)	$59,353	$59,650	$57,206	1%	(4)%
Payments Segment:
Net total payment volume (5)	$47,470	$60,146	$71,616	27%	19%

(1)	Rent.com, Shopping.com and eBay’s classifieds websites are not included in these metrics.

(2)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction, excluding vehicles gross merchandise volume.
(3)	Total value of all successfully closed vehicle transactions between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.
(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.
(5)	Total dollar volume of payments, net of payment reversals, successfully completed through our Payments network or on Bill Me Later accounts during the period, excluding PayPal’s payment gateway business.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)
2007
Net revenues	$1,768,074	$1,834,429	$1,889,220	$2,180,606
Current quarter vs prior quarter	3%	4%	3%	15%
2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Current quarter vs prior quarter	1%	0%	(4)%	(4)%
2009
Net revenues	$2,020,586	$2,097,992	$2,237,852	$2,370,932
Current quarter vs prior quarter	(1)%	4%	7%	6%

We expect transaction activity patterns on our websites to mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues decreased $249.2 million, or 5%, in 2009 compared to 2008, while GMV excluding vehicles increased 1% in 2009 compared to 2008. The decrease in net transaction revenues was due primarily to the negative impact of foreign currency movements against the U.S. dollar; pricing initiatives, including larger discounts given to our highest-rated sellers (recorded as a reduction in revenue); and a decline in revenue generated from our vehicles category offset in part by the inclusion of revenue generated from Gmarket (acquired June 2009).

Marketplaces net transaction revenues increased $30.2 million, or 1%, in 2008 compared to 2007. GMV excluding vehicles increased 3% due primarily to an increase in Marketplaces’ second largest category, consumer electronics. Although we achieved growth in the number of sold items on our eBay Marketplaces trading platforms in 2008, the average selling price declined compared to 2007 primarily as a result of consumer buying patterns in a weakening global economic environment. Expenditures for buyer incentive programs, which are generally recorded as a reduction in revenue, reduced revenue growth by approximately 400 basis points in 2008. In addition, pricing discounts and changes had a negative impact on 2008 revenue growth.

Marketplaces net transaction revenues earned internationally were $2.4 billion in 2009 and $2.5 billion in both 2008 and 2007, representing 55%, 54% and 53% of total Marketplaces net transaction revenues, respectively.

Payments Net Transaction Revenues

Payments net transaction revenues increased $320.7 million, or 14%, in 2009 compared to 2008. The increase was due primarily to net TPV growth of 19% in 2009 compared to 2008, partially offset by lower take rates due primarily to a shift in merchant mix. The increase in net TPV during 2009 was due primarily to growth in consumer and merchant adoption of PayPal and the inclusion of Bill Me Later (acquired November 2008). Our Merchant Services net TPV experienced 34% growth during 2009 compared to 2008 and represented 55% of PayPal’s net TPV. The increase in our Merchant Services business was due primarily to an increase in PayPal’s revenue from its existing customer base of merchants as well as an increase in the number of online merchants offering PayPal as a payment option.

Payments net transaction revenues increased $482.0 million, or 26%, in 2008 compared to 2007. This increase was consistent with Payments’ year-over-year increase in net TPV of 27%. Payments net transaction revenues increased due primarily to growth in our Merchant Services business and the increase in PayPal’s penetration of eBay Marketplaces GMV. Our Merchant Services net TPV experienced 49% year-over-year growth in 2008, representing 49% of PayPal’s net TPV. The increase in our Merchant Services business resulted from a greater number of online merchants, both domestically and internationally, adding PayPal as a payment option.

Payments net transaction revenues earned internationally totaled $1.2 billion in 2009, $1.0 billion in 2008, and $0.8 billion in 2007, representing 46%, 44% and 42% of total Payments net transaction revenues, respectively. International growth in our Payments segment continues to benefit from an increase in PayPal’s revenue from its existing customer base of merchants and an increase in the number of online merchants offering PayPal as a payment option as well as an increase in cross-border payments, which typically generate larger fees.

Communications Net Transaction Revenues

Communications net transaction revenues for 2009 represent Skype activity from January 1, 2009 through November 19, 2009 (the completion date of the sale of Skype), compared to a full year of Skype activity in 2008. Communications net transaction revenues increased $49.3 million, or 9%, in 2009 compared to 2008. The increase in net transaction revenues was due primarily to a year-over-year increase in total SkypeOut minutes. Following our sale of Skype on November 19, 2009, we have accounted for our approximately 30% equity interest in Skype’s business on the equity method. See “Note 4 – Sale of Skype” in our consolidated financial statements included elsewhere in this report.

Communications net transaction revenues increased $161.2 million, or 44%, in 2008 compared to 2007. The increase in net transaction revenues was due primarily to a year-over-year increase in total SkypeOut minutes.

Communications net transaction revenues earned internationally totaled $0.5 billion in 2009, $0.4 billion in 2008 and $0.3 billion in 2007, representing 82%, 83% and 84% of total Communications net transaction revenues, respectively. Skype revenue was primarily generated in Europe.

Marketing Services and Other Revenues

Marketing services and other revenues increased $65.3 million, or 7%, in 2009 compared to 2008, and represented 12% of total net revenues in both 2009 and 2008. The increase in marketing services and other revenues during 2009 was due primarily to interest income and from the inclusion of fees generated from our Bill Me Later portfolio of receivables from loans (acquired November 2008) and a revenue increase from our Classifieds business, primarily attributable to Den Blå Avis and BilBasen (acquired October 2008). These increases were partially offset by a decrease in Shopping.com revenue related to the impact of rule changes made in the third quarter of 2008 by third-party search engines that adversely affected click-though traffic to retailers from our Shopping.com website and reduced associated fees, as well as a decline in interest income earned on certain PayPal customer account balances resulting primarily from decreased interest rates.

Marketing services and other revenues increased $195.5 million, or 25%, in 2008 compared to 2007 and represented 12% of total net revenues in 2008 compared to 10% of total net revenues in 2007. Marketing services and other revenues growth was due primarily to an increase in text and graphical advertising revenue and an increase in classifieds revenue, partially offset by a decline in Shopping.com revenue due to the impact of rule changes made by third-party search engines noted above. Additionally, a decline in interest rates reduced interest earned on certain U.S. PayPal customer account balances, which negatively impacted revenue growth in 2008. The decrease in interest earned on certain U.S. PayPal customer account balances was partially offset by interest income from our Bill Me Later portfolio of receivables from loans.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues:

	Year Ended December 31,			Change from 2007 to 2008		Change from 2008 to 2009
	2007	2008	2009	in Dollars	in %	in Dollars	in %
	(In thousands, except percentages)
Cost of net revenues:
Marketplaces	$771,452	$907,121	$968,266	$135,669	18%	$61,145	7%
As a percentage of total Marketplaces net revenues	14.4%	16.2%	18.2%
Payments	766,825	1,036,746	1,220,619	269,921	35%	183,873	18%
As a percentage of total Payments net revenues	39.8%	43.1%	43.7%
Communications	224,695	284,202	290,877	59,507	26%	6,675	2%
As a percentage of total Communications net revenues	58.8%	51.6%	46.9%

Total cost of net revenues	$1,762,972	$2,228,069	$2,479,762	$465,097	26%	$251,693	11%

As a percentage of net revenues	23.0%	26.1%	28.4%

Cost of Net Revenues

Cost of net revenues consists primarily of costs associated with payment processing, customer support and site operations and Skype telecommunications. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, Bill Me Later related interest charges, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $61.1 million, or 7%, in 2009 compared to 2008. The increase during 2009 was due primarily to the inclusion of costs attributable to Gmarket (acquired June 2009) and Den Blå Avis and BilBasen (acquired October 2008) of $77.4 million, partially offset by a decrease in customer support and site operations costs of $17.2 million associated with our restructuring activities. Marketplaces cost of net revenues increased as a percentage of Marketplaces net revenues during 2009 due primarily to the impact of foreign currency movements on revenues, pricing initiatives (which are recorded as a reduction in revenue) and faster growth in our lower margin Marketplaces businesses, such as StubHub.

Marketplaces cost of net revenues increased $135.7 million, or 18%, in 2008 compared to 2007. The increase during 2008 was due primarily to a $110.0 million increase in aggregate customer support and site operations costs as a result of our increased focus on customer care initiatives and the expansion of our site operations. Marketplaces cost of net revenues increased as a percentage of Marketplaces net revenues during 2008 due primarily to the impact of seller discounts and buyer loyalty programs (which are recorded as a reduction in revenue) and the growth of lower margin Marketplaces businesses.

Payments

Payments cost of net revenues increased $183.9 million, or 18%, in 2009 compared to 2008. The increase in cost of net revenues was primarily due to the inclusion of costs attributable to Bill Me Later (acquired November 2008) as well as the impact from our growth in net TPV. Cost of net revenues as a percentage of Payments net revenues increased during 2009 compared to 2008 due primarily to the impact of lower take rates and increased investment in our site operations, partially offset by a more favorable geographic and payment processor mix.

Payments cost of net revenues increased $269.9 million, or 35%, in 2008 compared to 2007. The increase in cost of net revenues was primarily due to a $158.8 million, or 29%, increase in payment processing. The increase in payment processing costs was driven primarily by an increase in net TPV driven by growth in our Merchant Services business and the increase in PayPal’s penetration of eBay Marketplaces GMV. Aggregate customer support and site operations costs increased $95.8 million in 2008 compared to 2007 due primarily to the development and expansion of our customer support and site operations due to growth in transaction volume. Payments cost of net revenues as a percentage of Payments net revenues during 2008 increased due primarily to growth in our Merchant Services net TPV and the inclusion of Bill Me Later (acquired November 2008).

Communications

Communications cost of net revenues increased $6.7 million, or 2%, in 2009 compared to 2008. The increase in cost of net revenues was due to an increase in SkypeOut minutes. Cost of net revenues decreased as a percentage of Communications net revenues due primarily to higher volume and changes in product mix.

Communications cost of net revenues increased $59.5 million, or 26%, in 2008 compared to 2007. The increase in cost of net revenues was due to an increase in SkypeOut minutes. Cost of net revenues decreased as a percentage of Communications net revenues due primarily to higher volume and changes in product mix.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes:

	Year Ended December 31,			Change from 2007 to 2008		Change from 2008 to 2009
	2007	2008	2009	in Dollars	in %	in Dollars	in %
	(In thousands, except percentage changes)
Sales and marketing	$1,882,810	$1,881,551	$1,885,677	$(1,259)	(0)%	$4,126	0%
Product development	619,727	725,600	803,070	105,873	17%	77,470	11%
General and administrative	904,681	998,871	1,418,389	94,190	10%	419,518	42%
Provision for transaction and loan losses	293,917	347,453	382,825	53,536	18%	35,372	10%
Amortization of acquired intangible assets	204,104	234,916	262,686	30,812	15%	27,770	12%
Restructuring	—	49,119	38,187	49,119	100%	(10,932)	(22)%
Impairment of goodwill	1,390,938	—	—	(1,390,938)	(100)%	—	N/A
Interest and other income, net	137,671	107,882	1,422,385	(29,789)	(22)%	1,314,503	1218%
Provision for income taxes	402,600	404,090	490,054	1,490	0%	85,964	21%

Sales and Marketing

	2007	2008	2009
	(In thousands, except percentages)
Sales and marketing	$1,882,810	$1,881,551	$1,885,677
As a percentage of net revenues	24.5%	22.0%	21.6%

Sales and marketing expenses consist primarily of advertising costs, marketing programs, employee compensation, facilities costs and depreciation on equipment.

Sales and marketing expense increased by $4.1 million in 2009 compared to 2008, due primarily to the inclusion of costs attributable to Gmarket (acquired June 2009), Bill Me Later (acquired November 2008) and Den Blå Avis and BilBasen (acquired October 2008) of $97.6 million as well as an increases in employee related expenses of $23.7 million and professional services costs of $10.2 million. The increases were partially offset by a $126.6 million reduction in marketing programs as we continue to focus on customer retention (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense) rather than customer acquisition.

Sales and marketing expenses decreased by $1.3 million in 2008 compared to 2007. We increased the use of buyer and seller incentive programs (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense) as opposed to online and offline marketing programs as we shifted our marketing focus from customer acquisition to customer retention. Marketing and advertising program costs decreased approximately $100.4 million partially offset by an $87.7 million increase in employee-related costs due to a net increase in staffing.

Sales and marketing expense as a percentage of net revenues decreased in 2009 and 2008 due to lower, more targeted spending within our Marketplaces segment as well as the growth of our Payments and our former Communications segments, each of which has lower relative sales and marketing expenses than our Marketplaces segment.

Product Development

	2007	2008	2009
	(In thousands, except percentages)
Product development	$619,727	$725,600	$803,070
As a percentage of net revenues	8.1%	8.5%	9.2%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. These capitalized costs totaled $105.4 million in 2009, $112.7 million in 2008 and $110.6 million in 2007, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased by $77.5 million, or 11%, in 2009 compared to 2008. Product development also increased as a percentage of revenue in 2009 compared to 2008. The increase in both dollars and as a percentage of revenue was due primarily to an increase in employee-related and consultant costs driven by increased investment in our top technology priorities: search, catalog, platform, and user experience.

Product development expenses increased $105.9 million, or 17%, in 2008 compared to 2007. The increase was due primarily to an increase in staffing, consultant costs, facility costs and equipment related costs to support several platform development initiatives to enhance the user experience and expand our existing product offerings primarily across our Marketplaces and Payments segments. Product development expenses as a percentage of net revenues increased slightly from 2007 as we added capacity at a faster rate than we generated revenue.

General and Administrative

	2007	2008	2009
	(In thousands, except percentages)
General and administrative	$904,681	$998,871	$1,418,389
As a percentage of net revenues	11.8%	11.7%	16.3%

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, legal settlement costs, insurance and professional fees.

General and administrative expenses increased $419.5 million, or 42%, in 2009 compared to 2008. The increase during 2009 was due primarily to a charge of $343.2 million, related to the settlement of a lawsuit between Skype, Joltid and entities controlled by Joltid’s founders and $30.2 million related to costs associated with our acquisition and divestiture activities primarily related to the sale of Skype (sold November 2009) and the acquisition of Gmarket (acquired June 2009). General and administrative expenses also increased by $58.0 million due to the inclusion of costs attributable to Gmarket, Bill Me Later (acquired November 2008) and Den Blå Avis and BilBasen (acquired October 2008). The increases were partially offset by lower contractor costs and a reduction in certain international indirect taxes of $22.0 million. General and administrative expenses as a percentage of net revenue in 2009 increased due to the settlement charge noted above and the unfavorable impact of foreign currency exchange rates against the U.S. dollar. General and administrative costs are more weighted toward U.S. dollar costs.

General and administrative expenses increased $94.2 million, or 10%, in 2008 compared to 2007. The increase was due primarily to an increase in professional services costs, employee-related costs and facilities costs. Professional services costs increased $54.5 million due primarily to costs incurred in connection with various ongoing legal proceedings, which can fluctuate substantially from period to period. Employee-related and facilities costs increased by approximately $40.2 million due to a net increase in headcount. General and administrative expenses as a percentage of net revenue decreased slightly from 2007 due to our continued leverage of our existing infrastructure.

Provision for Transaction and Loan Losses

	2007	2008	2009
	(In thousands, except percentages)
Provision for transaction and loan losses	$293,917	$347,453	$382,825
As a percentage of net revenues	3.8%	4.1%	4.4%

Provision for transaction and loan losses primarily consists of bad debt expense associated with our accounts receivable balance, loan reserves associated with our principal loan receivable balance and PayPal transaction loss expense, as well our losses resulting from our customer protection programs.

Provision for transaction and loan losses increased by $35.4 million, or 10%, in 2009 compared to 2008. The increase was due primarily to the addition of the provision for loan losses associated with our Bill Me Later business (acquired November 2008) and the expansion of eBay’s Buyer Protection programs, partially offset by decreases in bad debt expense as well as improvements to PayPal’s fraud and credit loss rates. We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and historical experience.

Provision for transaction and loan losses increased $53.5 million, or 18%, in 2008 compared to 2007. The increase was due primarily to an increase in transaction loss expense and an increase in bad debt expense. PayPal transaction loss expense increased approximately $32.2 million due primarily to an increase in net TPV. Bad debt expense increased approximately $22.1 million due to increased revenues and an increase in our bad debt reserve rate due to the global economic environment.

Amortization of Acquired Intangible Assets

	2007	2008	2009
	(In thousands, except percentages)
Amortization of acquired intangible assets	$204,104	$234,916	$262,686
As a percentage of net revenues	2.7%	2.8%	3.0%

From time to time we have purchased, and we expect to continue to purchase, assets or businesses that are intended to help accelerate category and geographic expansion, increase the features, functions, and formats available to our users and maintain a leading role in ecommerce and online payments. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. The increase in amortization of acquired amortizable intangibles during 2009 and 2008 compared to prior years is due to the business acquisitions consummated during 2009, 2008 and 2007. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in the amortization expense in future periods. The sale of our Communications business segment, Skype, will reduce amortization of acquired intangibles over the course of the next year. See “Note 5 — Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Restructuring

	2007	2008	2009
	(In thousands, except percentages)
Restructuring	$—	$49,119	$38,187
As a percentage of net revenues	—	0.6%	0.4%

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users, which will potentially impact approximately 1,100 employees. In connection with this consolidation, we estimate we will incur aggregate costs of $45.0 million to $55.0 million, primarily employee severance and benefits. During 2009, we incurred restructuring charges of $26.0 million in connection with this consolidation. We expect to complete these activities by mid-2010. See “Note 11 — Restructuring” to the consolidated financial statements included in this report.

In 2008, we implemented a strategic reduction of our existing global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing business. Since inception of the plan, we have incurred approximately $61.3 million in restructuring related charges, primarily employee severance and benefits. The restructuring activities in connection with this plan are substantially complete.

Impairment of Goodwill

During 2007, 2008 and 2009, we conducted our annual impairment test of goodwill as of August 31. As a result of this test, no goodwill impairment charges were recorded during 2008 and 2009. However, in 2007, we recorded a $1.4 billion impairment of goodwill charge related to our Communications segment. See “Note 5 — Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Interest and Other Income, Net

	2007	2008	2009
	(In thousands, except percentages)
Interest and other income, net	$137,671	$107,882	$1,422,385
As a percentage of net revenues	1.8%	1.3%	16.3%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, interest expense consisting of interest charges on the amount drawn under our credit agreement and certain accrued contingencies. Included in cost of net revenues, and income from other miscellaneous transactions not related to our primary operations such as the gain on sale of Skype in 2009. Interest and other income, net excludes interest related to Bill Me later, which is included in cost of net revenues.

Interest and other income, net increased $1.3 billion during 2009 as compared to 2008. The increase was primarily due to the gain on sale of Skype of $1.4 billion (please see “Note 4 — Sale of Skype” for additional information). The gain on the sale of Skype was partially offset by a decrease in interest income of $86.5 million due to lower interest rates that were earned on lower average cash, cash equivalents and investments balances. The weighted-average interest rate of our cash and interest bearing investments portfolio decreased to 1.13% in 2009 from 3.5% in 2008.

Interest and other income, net decreased $29.8 million, or 22%, in 2008 as compared to 2007 due primarily to lower cash, cash equivalents and investments balances and lower interest rates, fewer borrowings and lower interest rates on our credit agreement as well as losses from our portion of unconsolidated joint ventures and investments accounted for under the equity method of accounting, offset in part by foreign currency exchange gains. In addition, as a result of the acquisition of Bill Me Later, we include a portion of interest expense within cost of net revenues which represents our estimated cost of funds associated with Bill Me Later loan activity. The weighted-average interest rate of our cash and interest bearing investments portfolio decreased to 3.5% in 2008 from 4.2% in 2007.

Provision for Income Taxes

	2007	2008	2009
	(In thousands, except percentages)
Provision for income taxes	$402,600	$404,090	$490,054
Effective tax rate	54%	19%	17%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate, offset by state taxes, subsidiary losses and an impairment charge in 2007 for which we have not provided a benefit and other factors that impact the effective tax rate.

The lower effective tax rate in 2009 compared to 2008 was due primarily to the gain resulting from the disposal of Skype (including the impact of the Skype legal settlement) which was not taxable, as well as a benefit from a ruling issued by a tax authority partially offset by a tax provision related to a legal entity restructuring.

The lower effective tax rate in 2008 compared to 2007 was due to the goodwill impairment charge in 2007 with respect to our Communications reporting unit which is non-deductible for tax purposes, partially offset by a tax benefit from a ruling issued by a tax authority related to prior periods recognized in 2007.

From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, as well as the long- term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex in nature and the impact of such transactions on future periods may be difficult to estimate. In 2009, we completed a legal entity restructuring. The tax impact of this restructuring is included in our 2009 provision for income taxes. We expect that the restructuring transaction will result in a cash payment for taxes in the first quarter of 2010 of approximately $207.4 million.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2007	2008	2009
	(In thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$2,641,329	$2,881,995	$2,908,086
Investing activities	(693,146)	(2,057,346)	(1,149,383)
Financing activities	(693,612)	(1,673,851)	(945,656)
Effect of exchange rates on cash and cash equivalents	303,828	(183,061)	(2,157)

Net increase (decrease) in cash and cash equivalents	$1,558,399	$(1,032,263)	$810,890

Operating Activities

We generated cash from operating activities in amounts greater than net income in 2007, 2008 and 2009, due primarily to non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation, and the provision for transaction and loan losses. Non-cash items in 2009 and 2007 also included a $1.4 billion gain on the sale of Skype and a $1.4 billion goodwill impairment charge (including a $530.3 million earn out settlement payment discussed below), respectively.

Cash paid for income taxes in 2007, 2008 and 2009 was $363.0 million, $366.8 million and $342.2 million, respectively.

Investing Activities

The net cash used in investing activities of $1.1 billion in 2009 was due primarily to cash paid for acquisition activities, investment activity and the purchases of property and equipment, partially offset by proceeds from the sale of Skype. The net cash used in investing activities in 2008 and 2007 was due primarily to cash paid for acquisitions and the purchase of property and equipment, which was offset in 2007 by cash generated by the sale of investments. In 2009 we sold our majority interest in Skype, resulting in cash proceeds, net of cash retained by Skype, of $1.8 billion. Cash expended for acquisitions, net of cash acquired, totaled approximately $1.2 billion in 2009, $1.4 billion in 2008 and $863.6 million in 2007. In 2009, we acquired Gmarket. In 2008, we acquired Fraud Sciences, Den Blå Avis and BilBasen and Bill Me Later. In 2007, acquisition activity primarily consisted of a $530.3 million earn out settlement payment related to our 2005 Skype acquisition as well as the acquisition of StubHub. Purchases of property and equipment, net totaled $567.1 million in 2009, $565.9 million in 2008, and $454.0 million in 2007, related primarily to purchases of computer equipment and software to support our site operations, customer support and international expansion.

Financing Activities

The net cash used in financing activities of $945.7 million in 2009 was due primarily to net payments under our credit agreement of $1.0 billion. The net cash flows used in financing activities of $1.7 billion in 2008 were due primarily to the repurchase of approximately 80.6 million shares of our common stock for an aggregate purchase price of approximately $2.2 billion and the repayment of a bank obligation of $434.0 million assumed in the Bill Me Later acquisition, offset in part by the proceeds from stock option exercises totaling $152.8 million and $800.0 million of net proceeds from borrowings under our credit agreement. The net cash flows used in financing activities of $693.6 million in 2007 were due primarily to the repurchase of approximately 44.6 million shares of our common stock for an aggregate purchase price of approximately $1.5 billion, offset in part by the proceeds from stock option exercises totaling $507.0 million and $200.0 million of net proceeds from borrowings under our credit agreement.

The negative effect of exchange rates on cash and cash equivalents during 2008 and 2009 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro. The positive effect of exchange rates on cash and cash equivalents during 2007 was due to the weakening of the U.S. dollar against other foreign currencies, primarily the Euro.

Stock Repurchases

In July 2006, our Board authorized the repurchase of up to $2.0 billion of our common stock within two years from the date of authorization. In January 2007, our Board authorized, and we announced, an expansion of the stock repurchase program to provide for the repurchase of up to an additional $2.0 billion of our common stock over the next two years. During 2007, we repurchased approximately 44.6 million shares of our common stock at an average price of $33.42 per share for an aggregate purchase price of $1.5 billion under this stock repurchase program. In January 2008, our Board authorized, and we announced, another stock repurchase program of up to $2.0 billion of our common stock that has no expiration date. During 2008, we repurchased approximately 80.6 million shares of our common stock at an average price of $27.15 per share for an aggregate purchase price of $2.2 billion, under these stock repurchase programs. During 2009 we did not repurchase any shares of our common stock. As of December 31, 2009, we have the ability to repurchase up to $656.5 million under our stock repurchase program.

Our stock repurchase programs may be limited or terminated at any time without prior notice. Stock repurchases under these programs may be made through a variety of open market and privately negotiated transactions, including structured stock repurchase transactions or other derivative transactions, at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash. The programs are intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Credit Agreement

In August 2007, we entered into an amendment to our 2006 credit agreement. The amendment agreement increased the lender commitments and borrowing capacity under the 2006 credit agreement from its prior level of $1.0 billion to $2.0 billion, maintained an option to increase borrowing capacity by an additional $1.0 billion (after giving effect to the $1.0 billion increase described above) and extended the maturity date by an additional year to November 7, 2012. Lehman Brothers Commercial Bank was a participating lender in our $2.0 billion credit agreement. As a result of the bankruptcy of its parent company, our available line of credit has been effectively reduced by its commitment of $160.0 million. As of December 31, 2009, $1.8 billion was available under the credit agreement.

Loans under the credit agreement will bear interest at LIBOR plus a margin ranging from 0.20 percent to 0.50 percent. Subject to certain conditions stated in the credit agreement, we may borrow, prepay and reborrow amounts under the credit agreement at any time during the term of the credit agreement. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, and events of default. The negative covenants include restrictions regarding the incurrence of additional indebtedness and liens, and the entry into certain agreements that restrict the ability of our subsidiaries to provide credit support. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio. As of December 31, 2009, we were in compliance with the financial covenants in the credit agreement.

Shelf Registration Statement

At December 31, 2009, we had an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including compliance with the covenants in our credit agreement.

Liquidity and Capital Resource Requirements

At December 31, 2009, we had cash and cash equivalents of $4.0 billion, compared to $3.2 billion at December 31, 2008. At December 31, 2009, we held balances in cash and cash equivalents outside the U.S. in certain of our foreign operations totaling approximately $3.0 billion. If these cash and cash equivalents were distributed to the U.S. we may be subject to additional U.S. taxes in certain circumstances. See “Note 18 — Income Taxes” to the consolidated financial statements included in this report. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions and money market funds that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

We believe that our existing cash and cash equivalents, together with cash expected to be generated from operations and cash available through our credit agreement, will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of receivables from loans and stock repurchases for the foreseeable future.

From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, as well as the long-term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex in nature and the impact of such transactions on future periods may be difficult to estimate. In

2009, we completed a legal entity restructuring. The tax impact of this transaction is included in our 2009 provision for income taxes. We expect that the restructuring transaction will result in a cash payment for taxes in the first quarter of 2010 of approximately $207.4 million.

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

Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations	Total
2010	$75,340	$371,384	$446,724
2011	43,073	138,641	181,714
2012	34,297	64,555	98,852
2013	13,211	1,600	14,811
2014	9,037	—	9,037
Thereafter	5,973	—	5,973

	$180,931	$576,180	$757,111

Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, the table does not include $929.1 million of such non-current liabilities recorded on our consolidated balance sheet as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2009, we had a total of $2.5 billion in cash withdrawals offsetting our $2.5 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Customer balances held as direct claims against us, primarily PayPal, are included on our consolidated balance sheet in funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers, and totaled approximately $1.5 billion and $1.1 billion as of December 31, 2009 and 2008. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) and funds that U.S. customers choose to invest in the PayPal Money Market Fund, which totaled approximately $2.2 billion and $1.9 billion as of December 31, 2009 and 2008, respectively. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. In connection with the sale of Skype, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification and other provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

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

Provision for Transaction and Loan Losses

Provision for transaction and loan losses primarily consists of bad debt expense associated with our accounts receivable balance, loan reserves associated with our principal loan receivable balance, and PayPal transaction loss expense, as well our losses resulting from our customer protection programs. Provisions for these items represent our estimate of actual losses based on our historical experience, actuarial techniques, the age and delinquency rates of receivables, the credit quality of the relevant loan, as well as economic and regulatory conditions. The following table illustrates the provision as a percentage of net revenues for 2007, 2008 and 2009 (in thousands, except percentages):

	Year Ended December 31,
	2007	2008	2009
Net revenues	$7,672,329	$8,541,261	$8,727,362
Provision for transaction and loan losses	$293,917	$347,453	$382,825
Provision for transaction and loan losses as a % of net revenues	3.8%	4.1%	4.4%

Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. An aggregate 50 basis point deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $43.6 million in 2009 resulting in an approximate $0.03 change in diluted earnings per share.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could divert our management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of either or both of our business segments.

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws around the world and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences is reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that all or some portion or the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2009, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income or against additional paid-in-capital in our consolidated balance sheet to the extent any tax benefits would have otherwise been allocated to equity.

Our U.S. businesses generate sufficient cash flow to fully fund their current operating requirements, and we expect that cash flow generated outside the U.S. will be fully utilized to fund our continued international expansion. Accordingly, we have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2009, because such earnings are intended to be reinvested indefinitely. In the event that our future international expansion plans change and such amounts are not reinvested indefinitely, we would be subject to U.S. income taxes partially offset by foreign tax credits.

The following table illustrates our effective tax rates for 2007, 2008 and 2009 (in thousands, except percentages):

	Year Ended December 31,
	2007	2008	2009
Provision for income taxes	$402,600	$404,090	$490,054
As a % of income before income taxes	54%	19%	17%

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

Based on our results for the year ended December 31, 2009, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $28.8 million, resulting in an approximate $0.02 change in diluted earnings per share.

We recognize and measure uncertain tax positions in accordance with generally accepted accounting principles, or GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

At December 31, 2009, our goodwill totaled $6.1 billion and our identifiable intangible assets, net totaled $767.8 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models, which increase the risk of differences between the projected and actual performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. We conducted our annual impairment test of goodwill as of August 31, 2008 and 2009. As a result of this test we determined that no adjustment to the carrying value of goodwill for any reportable units was required. As a result our annual impairment test of goodwill as of August 31, 2007, we concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment loss of approximately $1.4 billion during the year ended December 31, 2007. The impairment charge includes the impact of the earn out settlement payment with certain former shareholders of Skype and was determined by comparing the carrying value of goodwill in our Communications reporting unit with the implied fair value of the goodwill. See “Note 5 — Goodwill and Intangible Assets” to the consolidated financial statements included in this report. As of December 31, 2009, we determined that no events or circumstances from August 31, 2009 through December 31, 2009 indicate that a further assessment was necessary.

Stock-Based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases and restricted stock awards over the service period for awards expected to vest. Stock-based compensation expense recognized for 2007, 2008 and 2009 was $301.8 million, $353.3 million and $394.8 million, respectively. See “Note 17 — Benefit Plans” to the consolidated financial statements included in this report.

We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts. The weighted-average grant-date fair value of stock options granted during 2007, 2008 and 2009 was $10.60, $7.46 and $4.59 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2008	2009
Risk-free interest rate	4.5%	2.3%	1.7%
Expected life	3.5 years	3.8 years	3.8 years
Dividend yield	0%	0%	0%
Expected volatility	37%	34%	47%

Our computation of expected volatility for 2007, 2008 and 2009 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating forfeitures, including employee class and historical experience.

Recent Accounting Pronouncements

See “Note 1 — The Company and Summary of Significant Accounting Policies” to the consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. As of December 31, 2009, approximately 63% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Additionally, changes in interest rates will impact our interest sensitive credit agreement and accordingly, impact interest expense or cost of net revenues. As of December 31, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2009, the balance of our fixed income investments was $1.2 billion, which represented approximately 19% of our total cash and investment portfolio. As of December 31, 2009, our fixed income investments earned an average pretax yield of approximately 1.3%, with a weighted average maturity of 13 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total fixed-income investment portfolio as of December 31, 2009 could decrease (increase) by approximately $10.0 million.

Investment Risk

As of December 31, 2009, our cost and equity method investments totaled $672.7 million, which represented approximately 11% of our total cash and investment portfolio. These investments relate primarily to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. At December 31, 2009, the total fair value of our marketable equity instruments was $421.5 million, which represented approximately 7% of our total cash and investment portfolio.

Foreign Currency Exposures

An increasing proportion of our operations are conducted outside the U.S. Our foreign currency exposure continues to grow as we grow internationally. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations.

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

Our primary foreign currency exposures are transaction, economic and translation.

Transaction Exposure

Around the world, we have various assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in interest and other income, net included in our consolidated statement of income. During the year ended December 31, 2009, we realized losses related to these hedges of approximately $27.9 million. As of December 31, 2009, we had outstanding foreign exchange hedge contracts with notional values equivalent to approximately $114.1 million with maturity dates within 29 days. At December 31, 2009, the fair value of these contracts resulted in a net liability position of approximately $0.5 million.

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

During the year ended December 31, 2009, we realized net gains on these hedge contracts of approximately $15.4 million. The notional amount of our economic hedges designated for hedge accounting treatment was $184.5 million as of December 31, 2009. At December 31, 2009, the fair value of these economic hedge contracts resulted in net liability of approximately $4.8 million.

Translation Exposure

As our international operations grow, fluctuations in the foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. We may decide to purchase foreign exchange contracts or other instruments to offset the earnings impact of currency fluctuations. Such contracts will be marked-to-market on a monthly basis and any unrealized gain or loss will be recorded in interest and other income, net. During the year ended December 31, 2009, we realized losses related to these hedges of approximately $1.0 million.

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The cumulative effect of foreign exchange rate fluctuations on our consolidated financial position at the end of December 31, 2009, was a net translation gain of approximately $570.4 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is included in our Code of Business Conduct and Ethics posted on our website at http://investor.ebayinc.com/governance.cfm. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Each of these documents is available on our website at http://investor.ebayinc.com/governance.cfm.

ITEM 11:	EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Share Allocation and Tender Offer Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK). Ltd. and Gmarket Inc.		8-K	000-24821	4/16/2009

2.02	Share Purchase Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK). Ltd. and Gmarket Inc.		8-K	000-24821	4/16/2009

2.03*++	Share Purchase Agreement, dated as of September 1, 2009, as amended on September 14, 2009, by and among Registrant, eBay International AG, Sonorit Holding, A.S. and Springboard Group S.à.r.l. (formerly SLP III Cayman DS IV Holdings S.à.r.l.)		10-Q	000-24821	10/27/2009

2.04*	Amendments to Share Purchase Agreement, dated as of October 19, 2009, October 21, 2009, November 5, 2009 and November 19, 2009, by and among Registrant, eBay International AG, Sonorit Holding, A.S. and Springboard Group S.à.r.l. (formerly SLP III Cayman DS IV Holdings S.à.r.l.)		8-K	000-24821	11/20/2009

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005

3.02	Registrant’s Amended and Restated Bylaws.		8-K	000-24821	10/3/2008

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant’s 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.8+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.9+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006

10.15+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006

10.16+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement		10-Q/A	000-24821	4/24/2008

10.17+	Registrant’s 2008 Equity Incentive Award Plan, as amended		S-8	333-159778	6/5/2009

10.18+	Amendment to the Registrant’s 2008 Equity Incentive Award Plan, Registrant’s 2001 Equity Incentive Plan, Registrant’s 1999 Global Equity Incentive Plan, Registrant’s 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.		10-Q	000-24821	7/29/2009

10.19+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.20+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005

10.21+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007

10.22+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant		10-Q/A	000-24821	4/24/2008

10.23+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008

10.24	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006

10.25	Amendment Agreement dated as of August 2, 2007, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		8-K	000-24821	8/3/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.26	Second Amendment Agreement dated September 5, 2008, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		10-Q	000-24821	10/23/2008

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement
++	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.
*	The annexes and schedules to the Share Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any annexes or schedules to the Securities and Exchange Commission upon request.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other documents.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations and noncontrolling interests in 2009.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 17, 2010

eBay Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2008	December 31, 2009
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,188,928	$3,999,818
Short-term investments	163,734	943,986
Accounts receivable, net	435,197	407,507
Loans and interest receivable, net	570,071	622,846
Funds receivable and customer accounts	1,467,962	2,157,945
Other current assets	460,698	328,106

Total current assets	6,286,590	8,460,208
Long-term investments	106,178	1,381,765
Property and equipment, net	1,198,714	1,314,328
Goodwill	7,025,398	6,143,086
Intangible assets, net	736,134	767,812
Other assets	239,425	341,121

Total assets	$15,592,439	$18,408,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,332	$192,412
Funds payable and amounts due to customers	1,467,962	2,157,945
Accrued expenses and other current liabilities	784,774	981,784
Deferred revenue and customer advances	181,596	99,305
Income taxes payable	100,423	210,522
Borrowings from credit agreement	1,000,000	—

Total current liabilities	3,705,087	3,641,968
Deferred and other tax liabilities, net	753,965	929,143
Other liabilities	49,529	49,561

Total liabilities	4,508,581	4,620,672

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,282,025 and 1,297,799 shares outstanding	1,470	1,486
Additional paid-in capital	9,585,853	9,986,199
Treasury stock at cost, 188,200 and 188,251 shares	(5,376,970)	(5,377,258)
Retained earnings	5,970,020	8,359,117
Accumulated other comprehensive income	903,485	818,104

Total stockholders’ equity	11,083,858	13,787,648

Total liabilities and stockholders’ equity	$15,592,439	$18,408,320

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2007	2008	2009
	(In thousands, except per share amounts)
Net revenues	$7,672,329	$8,541,261	$8,727,362
Cost of net revenues	1,762,972	2,228,069	2,479,762

Gross profit	5,909,357	6,313,192	6,247,600

Operating expenses:
Sales and marketing	1,882,810	1,881,551	1,885,677
Product development	619,727	725,600	803,070
General and administrative	904,681	998,871	1,418,389
Provision for transaction and loan losses	293,917	347,453	382,825
Amortization of acquired intangible assets	204,104	234,916	262,686
Restructuring	—	49,119	38,187
Impairment of goodwill	1,390,938	—	—

Total operating expenses	5,296,177	4,237,510	4,790,834

Income from operations	613,180	2,075,682	1,456,766
Interest and other income, net	137,671	107,882	1,422,385

Income before income taxes	750,851	2,183,564	2,879,151
Provision for income taxes	(402,600)	(404,090)	(490,054)

Net income	$348,251	$1,779,474	$2,389,097

Net income per share:
Basic	$0.26	$1.37	$1.85

Diluted	$0.25	$1.36	$1.83

Weighted average shares:
Basic	1,358,797	1,303,454	1,289,848

Diluted	1,376,174	1,312,608	1,304,981

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2008	2009
	(In thousands)
Net income	$348,251	$1,779,474	$2,389,097

Other comprehensive income:
Foreign currency translation	645,202	(553,490)	(217,724)
Unrealized gains (losses) on investments	589,566	(464,171)	288,880
Unrealized (losses) gains on cash flow hedges	(175)	40,522	(45,173)
Estimated tax (provision) benefit on above items	(229,514)	179,348	(111,364)

Net change in accumulated other comprehensive income	1,005,079	(797,791)	(85,381)

Other comprehensive income	$1,353,330	$981,683	$2,303,716

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2007	2008	2009
	(In thousands)
Common stock:
Balance, beginning of year	$1,431	$1,458	$1,470
Common stock issued	27	12	16

Balance, end of year	1,458	1,470	1,486

Additional paid-in-capital:
Balance, beginning of year	8,034,282	8,996,303	9,585,853
Common stock and stock-based awards issued and assumed	517,288	227,222	67,934
Stock-based compensation	306,453	358,354	394,807
Stock-based awards tax impact	130,667	(8,303)	(64,136)
Structured stock repurchases	7,613	12,277	—
Noncontrolling interests	—	—	1,741

Balance, end of year	8,996,303	9,585,853	9,986,199

Treasury stock at cost:
Balance, beginning of year	(1,669,428)	(3,184,981)	(5,376,970)
Common stock repurchased	(1,515,553)	(2,191,989)	(288)

Balance, end of year	(3,184,981)	(5,376,970)	(5,377,258)

Retained earnings:
Balance, beginning of year	3,842,150	4,190,546	5,970,020
Cumulative effect of in accounting principle	145	—	—
Net income	348,251	1,779,474	2,389,097

Balance, end of year	4,190,546	5,970,020	8,359,117

Accumulated other comprehensive income:
Balance, beginning of year	696,197	1,701,276	903,485
Change in unrealized gains (losses) on investments, net of tax	360,047	(283,611)	176,160
Change in unrealized gains (losses) on cash flow hedges, net of tax	(170)	39,310	(43,817)
Foreign currency translation adjustment	645,202	(553,490)	(217,724)

Balance, end of year	1,701,276	903,485	818,104

Total stockholders’ equity	$11,704,602	$11,083,858	$13,787,648

Number of Shares:
Common stock:
Balance, beginning of year	1,368,512	1,350,219	1,282,025
Common stock issued	26,979	12,484	15,825
Common stock repurchased/forfeited	(45,272)	(80,678)	(51)

Balance, end of year	1,350,219	1,282,025	1,297,799

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(In thousands)
Cash flows from operating activities:
Net income	$348,251	$1,779,474	$2,389,097
Adjustments:
Provision for transaction and loan losses	293,917	347,453	382,825
Depreciation and amortization	601,621	719,814	810,946
Impairment of goodwill	1,390,938	—	—
Stock-based compensation	301,813	353,323	394,807
Deferred income taxes	(123,371)	(206,636)	(178,813)
Excess tax benefits from stock-based compensation	(84,830)	(4,701)	(4,750)
Gain on sale of Skype	—	—	(1,449,800)
Joltid legal settlement	—	—	343,199
Changes in assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	(185,516)	(66,853)	(97,494)
Other current assets	(105,186)	(91,188)	126,270
Other non-current assets	(89,866)	8,158	(31,292)
Accounts payable	36,954	14,946	(27,235)
Accrued expenses and other liabilities	(75,668)	(220,591)	(86,504)
Deferred revenue and customer advances	37,807	10,350	56,855
Income taxes	294,465	238,446	279,975

Net cash provided by operating activities	2,641,329	2,881,995	2,908,086

Cash flows from investing activities:
Purchases of property and equipment, net	(453,967)	(565,890)	(567,094)
Principal loans receivable, net of collections	—	(106,508)	(121,138)
Purchases of investments	(270,676)	(108,128)	(1,142,098)
Maturities and sales of investments	888,757	136,200	103,572
Acquisitions, net of cash acquired	(863,565)	(1,360,293)	(1,209,433)
Proceeds from the sale of Skype, net of cash disposed	—	—	1,780,321
Other	6,305	(52,727)	6,487

Net cash used in investing activities	(693,146)	(2,057,346)	(1,149,383)

Cash flows from financing activities:
Proceeds from issuance of common stock	506,955	152,799	102,526
Repurchases of common stock, net	(1,485,397)	(2,177,942)	—
Excess tax benefits from stock-based compensation	84,830	4,701	4,750
Tax withholdings related to net share settlements of restricted stock awards and units	—	(19,428)	(37,670)
Repayment of acquired line of credit	—	(433,981)	—
Net borrowings (repayments) under credit agreement	200,000	800,000	(1,000,000)
Funds receivable and customer accounts	(336,875)	45,617	(561,709)
Funds payable and amounts due to customers	336,875	(45,617)	561,709
Other	—	—	(15,262)

Net cash used in financing activities	(693,612)	(1,673,851)	(945,656)

Effect of exchange rate changes on cash and cash equivalents	303,828	(183,061)	(2,157)

Net increase (decrease) in cash and cash equivalents	1,558,399	(1,032,263)	810,890
Cash and cash equivalents at beginning of period	2,662,792	4,221,191	3,188,928

Cash and cash equivalents at end of period	$4,221,191	$3,188,928	$3,999,818

Supplemental cash flow disclosures:
Cash paid for interest	$10,474	$7,759	$6,050
Cash paid for income taxes	363,047	366,824	342,173
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	10,361	92,092	5,361

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

The Company

eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay’s purpose is to pioneer new communities around the world, built on commerce, sustained by trust, and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites. eBay provides online marketplaces for the sale of goods and services and online payment services.

For the majority of the year ended December 31, 2009, we operated three primary business segments: Marketplaces, Payments and Communications. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the traditional eBay.com platform, and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace, StubHub, our online shopping comparison website, Shopping.com, and our apartment listing service platform, Rent.com, as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of payment solutions PayPal (which enables individuals or businesses to securely, easily and quickly send and receive payments online) and Bill Me Later (which we acquired in November 2008 and which enables online U.S. merchants to offer, and U.S. consumers to obtain, transactional credit at the point of sale). Our Communications segment, which consisted of Skype, enabled Internet communications between Skype users and provided low-cost connectivity to traditional fixed-line and mobile telephones. On November 19, 2009, we completed the sale of Skype to an investor group (please see further discussion under the heading “Note 4 — Sale of Skype” below). Following the completion of the sale of Skype, we operated and continue to operate two primary business segments: Marketplaces and Payments.

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

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have evaluated all subsequent events through the date the financial statements were issued on February 17, 2010.

The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as a noncontrolling interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest and exercise

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant influence are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees’ results of operations is included in interest and other income, net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting, where our share of the investees’ results of operations is not included in our consolidated statement of income, except to the extent of earnings distributions actually received from the investee, and the cost basis of our investments is included in long-term investments.

Certain prior period balances have been reclassified to conform to the current period presentation.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased.

Investments

Short-term investments, which include marketable equity securities, time deposits and government and corporate bonds with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

Long-term investments include government and corporate bonds, time deposits and cost and equity method investments. Debt securities and time deposits are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Our equity method investments are investments in privately held companies where we have the ability to exercise significant influence, but not control, over the investee. These investments include identifiable intangible assets, deferred tax liabilities and goodwill. Our consolidated results of operations include, as a component of interest and other income, net, our share of the net income or loss of the equity method investments together with amortization expense relating to acquired intangible assets. Our share of investees’ results of operations is not significant for any period presented. Our cost method investments consists of investments in privately held companies where we do not have the ability to exercise significant influence, or have control over the investee. These investments are recorded at cost and are subject to periodic tests for other-than-temporary impairment.

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. This assessment takes into account our intent to sell the security, whether it is more likely than not that the we will be required to sell the security before recovery of its amortized cost basis, and if we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in the consolidated statement of income and amounts related to all other factors which are recognized in other comprehensive income (loss). We did not recognize an other-than-temporary impairment loss on our investments in 2009.

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable, customer accounts, accounts payable, funds payable and amounts due to customers are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative instruments

We have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency exchange contracts that qualify as cash flow hedges, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and intercompany transactions denominated in certain foreign currencies. All outstanding derivatives that qualify for hedge accounting are recognized on the balance sheet at fair value, and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. We also hedge our exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in interest and other income, net, in the consolidated statement of income. Our derivatives program is not designed or operated for trading or speculative purposes.

Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. See “Note 9 — Derivative Instruments” for additional information related to our derivative instruments.

Concentrations of credit risk

Our cash, cash equivalents, accounts receivable, loans receivable, funds receivable and customer accounts are potentially subject to concentration of credit risk. In addition funds receivable are generated with banks or credit card companies that management believes are of high credit quality. Cash and cash equivalents and customer accounts are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans receivable are derived from consumer financing activities for customers located in the U.S. We maintain an allowance for doubtful accounts receivable, authorized credits and loans receivable based upon our historical experience, the age and delinquency rates of receivables and the credit quality of the relevant loan, as well as economic and regulatory conditions. Determining appropriate allowances for these losses is an inherently uncertain process, and ultimate losses may vary from the current estimates, resulting in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable and loans and interest receivable, we generally do not require collateral on these balances. The

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance for doubtful accounts and authorized credits was $104.9 million and $102.8 million at December 31, 2008 and 2009, respectively. The allowance for loans and interest receivable was $48.1 million and $50.3 million at December 31, 2008 and 2009, respectively.

During the years ended December 31, 2007, 2008, and 2009, no customers accounted for more than 10% of net revenues. As of December 31, 2008 and 2009, no customers accounted for more than 10% of net accounts receivable or net loans receivable.

Provision for transaction losses

We are exposed to losses due to credit card and other payment misuse, as well as non-performance of and credit losses from sellers. Provisions for these items represent our estimate of actual losses based on our historical experience and actuarial techniques, as well as economic conditions.

Loans and interest receivable, net

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

Funds receivable and funds payable

Funds receivable and payable relate primarily to our Payments segment and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money to their bank account or through a debit card transaction, there is a clearing period before the cash is received or settled, usually one to three business days for U.S. transactions, and generally up to five business days for international transactions. Hence, these funds are treated as a receivable or payable, as the case may be, until the cash is settled.

Customer accounts

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal’s customers. Customer balances held as direct claims against PayPal are included on our consolidated balance sheet as funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers. We maintain these customer account balances in interest bearing bank deposits (including time deposits with maturity dates of less than one year).

Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheet. These off-balance sheet funds totaled approximately $1.9 billion and $2.2 billion as of December 31, 2008 and 2009, respectively. These off-balance sheet funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in the PayPal Money Market Fund. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue recognition

Revenues are recognized from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. In the absence of fair value for a delivered element, we first allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, we defer revenue recognition for the delivered elements until the undelivered elements are delivered or the fair value is determinable. We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Communications segment transaction revenues were generated primarily from fees charged to users to connect Skype’s Internet communications products to traditional telecommunication networks. These fees were recognized when the service is provided. The majority of Communications segment transaction revenues were prepaid. We recorded customer advances for prepaid amounts in excess of revenues recognized as a current liability.

Our marketing services and other revenues, included in all of our segments, are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, lead referral fees and other revenues. Our advertising revenues are derived principally from the sale of online advertisements. To date, the duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered; as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement where such agreements provide for minimum monthly or quarterly advertising commitments or where such commitments are fixed throughout the term. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured. Revenues related to classified fees are fees for listing items on our classified websites and are recognized over the estimated period of the classified listing. Lead referral fee revenue is generated from lead referral fees based on the number of times a user clicks through to a merchant’s website from our websites. Lead referral fees are recognized in the period in which the user clicks through to the merchant’s website.

Other revenues are derived principally from contractual arrangements with third parties that provide services to eBay and PayPal users and interest earned from banks on certain PayPal customer account balances and interest and fees earned on the Bill Me Later portfolio of receivables from loans. Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to end users. Revenues from interest income are recognized when earned. Interest and fees earned on the Bill Me Later portfolio of receivables from loans are computed and recognized based on the amount of loans outstanding and their contractual interest and fee rates.

To drive traffic to our websites, we periodically provide incentives to our users such as percentage discounts off current purchases. The incentives used by our users are reported as a reduction of revenue.

Website development costs

Costs related to the planning and post implementation phases of our website development efforts are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over an estimated useful life of one to three years as charges to cost of net revenues. During the years ended December 31, 2007, 2008 and 2009, we capitalized $110.6 million (including $8.4 million of stock-based compensation), $112.7 million (including $10.6 million of stock-based compensation) and $105.4 million (including $9.1 million of stock-based compensation) of website development costs, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, pay-per-click, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.0 billion, $923.4 million and $799.9 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Stock-based compensation

We typically issue two types of stock-based awards: restricted stock units (including performance-based restricted stock units) and stock options. We determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over their respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation for 2007, 2008 and 2009 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through the income statement.

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

Recent accounting pronouncements

On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. As a result of the new accounting guidance, we expensed transaction costs associated with business combinations during 2009. See “Note 3 — Business Combinations” for additional details.

On January 1, 2009, we adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the FASB. The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. As a result of the new accounting guidance, we remeasured the noncontrolling interest in Skype at its estimated fair value and recorded a gain upon sale of controlling interest on November 19, 2009. See “Note 4 — Sale of Skype” for additional details.

On January 1, 2009, we adopted new accounting guidance as issued by the FASB which originally included a delay in the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements (see “Note 8 — Fair Value Measurement of Assets and Liabilities” for additional information).

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

During the second quarter of 2009, we adopted new accounting guidance as issued by the FASB related to the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which are recognized in other comprehensive income (loss). The adoption of the this accounting guidance did not have a material impact on our consolidated financial statements.

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

During the second quarter of 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Principles of consolidation and basis of presentation” included above in this “Note 1 — The Company and Summary of Significant Accounting Policies” for the related disclosure. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the third quarter of 2009, we adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

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

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We will adopt this guidance beginning January 1, 2010 and we do not expect this accounting guidance to materially impact our financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. We will adopt this guidance beginning January 1, 2010. The adoption of this accounting guidance will not have an impact on our consolidated financial statements.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

Note 2 — Net Income Per Share:

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2008	2009
Numerator:
Net income	$348,251	$1,779,474	$2,389,097

Denominator:
Weighted average common shares — basic	1,358,797	1,303,454	1,289,848
Dilutive effect of equity incentive plans	17,377	9,154	15,133

Weighted average common shares — diluted	1,376,174	1,312,608	1,304,981

Net income per share:
Basic	$0.26	$1.37	$1.85

Diluted	$0.25	$1.36	$1.83

Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	83,422	102,642	53,026

Note 3 — Business Combinations:

Our acquisitions in 2009, 2008 and 2007 with aggregate purchase prices in excess of $100 million were as follows:

Gmarket Inc.

On June 15, 2009, we acquired 99.0% of the outstanding securities of Gmarket Inc. (“Gmarket”), a company organized under the laws of the Republic of Korea. We paid $24 per security, net to the holders in cash, through

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a cash tender offer resulting in a total cash purchase price of approximately $1.2 billion and assumed Gmarket outstanding stock options. Subsequent to the acquisition date, we acquired additional securities related to the noncontrolling interest. As of December 31, 2009, we owned approximately 99.99% of the outstanding securities of Gmarket. Gmarket is a retail ecommerce marketplace in Korea, and is included in our Marketplaces segment. The rationale for acquiring Gmarket was to strengthen our ecommerce business in Korea and provide a platform for expansion throughout Asia.

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

Gmarket’s financial results have been included in our consolidated statement of income as of June 16, 2009. The amount of Gmarket revenue and earnings included in our consolidated income statement for 2009 was not material. The noncontrolling ownership interest in Gmarket is included in additional paid in capital in our consolidated balance sheet. Earnings attributable to noncontrolling interests for 2009 were not significant. The results of operations of Gmarket for periods prior to our acquisition of Gmarket were not material to our results of operations, and accordingly, pro forma results of operations have not been presented.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bill Me Later, Inc.

On November 7, 2008 we acquired all the outstanding shares of Bill Me Later, Inc. (Bill Me Later) for a total purchase price of approximately $914.6 million. Our allocation of the purchase price is summarized below (in thousands):

Net assets assumed, including cash acquired of $33,735	$26,097
Goodwill	688,908
Trade name	13,500
User base	137,700
Developed technology	38,000
Other	10,400

Total	$914,605

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fraud Sciences Ltd.

On January 30, 2008, we acquired all of the outstanding shares of Fraud Sciences Ltd. (“Fraud Sciences”) for a total aggregate purchase price of approximately $153.6 million. Our allocation of the purchase price is summarized below (in thousands):

Net liabilities assumed, net of cash acquired of $198	$(5,117)
Goodwill	135,477
Developed technology	23,200

Total	$153,560

Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. Developed technology was determined to have a useful life of two years amortized on a straight-line basis.

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

StubHub, Inc.

On February 13, 2007, we acquired all of the outstanding shares of StubHub, Inc. (“StubHub”) for a total purchase price of $292.4 million. Our allocation of the purchase price is summarized below (in thousands):

Net liabilities assumed, net of cash acquired of $25,780	$(15,663)
Goodwill	221,604
Trade name	44,400
User base	29,000
Developed technology	13,100

Total	$292,441

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

Note 4 — Sale of Skype:

On November 19, 2009, we sold all of the share capital of Skype Luxembourg Holdings S.a.r.l., Skype Inc. and Sonorit Holdings, A.S. (collectively with their respective subsidiaries, the “Skype Companies”) to Springboard Group S.à.r.l. (the “Buyer”), an entity organized and owned by an investor group led by Silver Lake and including Joltid Limited and certain of its affiliated parties, the Canada Pension Plan Investment Board and Andreessen Horowitz. We received cash proceeds of approximately $1.9 billion, a subordinated note issued by a subsidiary of the Buyer in the principal amount of $125.0 million and an equity stake of approximately 30 percent in the outstanding capital stock of the Buyer.

We determined the fair value of our retained 30 percent equity interest to be approximately $620.0 million. Our investment is accounted for under the equity method of accounting, and our proportionate share of the

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income or loss of Skype will be recognized on a quarter lag as a component of interest and other income, net in our consolidated statement of income. Additional terms of our investment include the following:

•	We purchased senior debt securities with a face value of $50.0 million as part of a Skype debt financing.

•	We entered into certain ancillary agreements, including agreements relating to intellectual property cross-licenses, management services, transitional services and office space, and tax cooperation.

•	Skype entered into a new commercial agreement with an affiliate of PayPal.

The sale resulted in the removal of all Skype related assets and liabilities, which offset the proceeds noted above resulting in a net gain of $1.4 billion recorded in interest and other income, net in our consolidated statement of income. Approximately $110.3 million of the gain is related to the remeasurement of our 30 percent retained interest to its fair value. Furthermore, $528.4 million of the gain is related to realized foreign currency translation reclassified from other comprehensive income.

In conjunction with the sale of Skype, we reached a legal settlement of a lawsuit between Skype, Joltid and entities controlled by Joltid’s founders resulting in a $343.2 million charge to general and administrative expense. The liability reduced our basis in Skype. As a part of the settlement agreement the parties agreed, among other things, to transfer to the Skype Companies all software previously licensed from Joltid and to end all currently pending litigation by Joltid against eBay and the members of the investor group upon completion of the sale of Skype.

As of December 31, 2009, approximately $153.9 million was recorded in other assets for amounts due from Skype related to the subordinated note and the senior debt security noted above.

Mr. Marc L. Andreessen, a member of the board of directors of eBay, is a general partner of Andreessen Horowitz, which owns less than 5% of the Buyer.

Note 5—Goodwill and Intangible Assets:

Goodwill

Goodwill information for each reportable segment is as follows (in thousands):

	Marketplaces	Payments	Communications	Total
Goodwill at January 1, 2009	$3,053,139	$2,163,057	$3,227,500	$8,443,696
Accumulated impairment losses	—	—	(1,390,938)	(1,390,938)

	3,053,139	2,163,057	1,836,562	7,052,758
Goodwill acquired	797,946	—		797,946
Adjustments	162,821	(6,516)	124,991	281,296
Goodwill disposed	—	—	(1,961,553)	(1,961,553)

	4,013,906	2,156,541	—	6,170,447
Accumulated impairment losses	—	—	—	—

Goodwill at December 31, 2009	$4,013,906	$2,156,541	$—	$6,170,447

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include any related identifiable intangible assets, deferred tax liabilities and goodwill. Goodwill related to our equity method investments, included in the table above, was approximately $27.4 million as of December 31, 2008 and 2009.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in goodwill during the year ended December 31, 2009 were primarily due to the sale of Skype, the recording of goodwill for the acquisition of Gmarket and foreign currency translation adjustments.

We conducted our annual impairment test of goodwill as of August 31, 2009 and determined that no adjustment to the carrying value of goodwill for any reportable units was necessary. As of December 31, 2009, we determined that no events or circumstances from August 31, 2009 through December 31, 2009 indicate that a further assessment was necessary.

We conducted our annual impairment test of goodwill as of August 31, 2007 and concluded that the carrying amount of our Communications reporting unit exceeded its fair value and recorded an impairment charge of approximately $1.4 billion during the year ended December 31, 2007. The impairment charge was determined by comparing the carrying value of goodwill in our Communications reporting unit to the implied fair value of goodwill.

Intangible Assets

The components of identifiable intangible assets are as follows (in thousands):

	December 31, 2008				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Intangible assets:
Customer lists and user base	$756,829	$(415,238)	$341,591	6	$819,653	$(524,667)	$294,986	6
Trademarks and trade names	638,930	(393,353)	245,577	5	634,387	(300,046)	334,341	5
Developed technologies	199,893	(111,973)	87,920	3	225,614	(152,982)	72,632	3
All other	126,381	(64,803)	61,578	4	149,315	(83,462)	65,853	4

	$1,722,033	$(985,367)	$736,666		$1,828,969	$(1,061,157)	$767,812

All of our identifiable intangible assets are subject to amortization. Acquired identifiable intangible assets are comprised of customer lists and user base, trademarks and trade names, developed technologies, and other acquired intangible assets including patents and contractual agreements. No significant residual value is estimated for the intangible assets. The increase in intangible assets during the year ended December 31, 2009 resulted primarily from certain intangible assets acquired as part of our acquisition of Gmarket partially offset by the sale of Skype. The net carrying amount of intangible assets related to our equity investments, included in the table above, totaled approximately $0.5 million as of December 31, 2008. Aggregate amortization expense for intangible assets totaled $229.2 million, $281.6 million and $337.5 million for the years ended December 31, 2007, 2008 and 2009, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future intangible asset amortization as of December 31, 2009 is as follows (in thousands):

Fiscal Years:
2010	$253,934
2011	195,576
2012	155,374
2013	123,098
2014	36,843
Thereafter	2,987

$767,812

Note 6 — Segments:

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (CODM) to evaluate segment performance and the availability of separate financial information. We had three operating segments: Marketplaces, Payments and Communications. On November 19, 2009, we sold a controlling interest in Skype. For the year ended December 31, 2009, the financial performance of our Communications segment reflects Skype operations from January 1, 2009 to November 19, 2009.

The following table summarizes the financial performance of our operating segments (in thousands):

	Year Ended December 31, 2007
	Marketplaces	Payments	Communications	Consolidated
Net transaction revenues	$4,680,835	$1,838,539	$364,564	$6,883,938
Marketing services and other revenues	683,056	88,077	17,258	788,391

Net revenues from external customers	5,363,891	1,926,616	381,822	7,672,329
Direct costs	3,017,895	1,534,627	337,338	4,889,860

Direct contribution	2,345,996	391,989	44,484	2,782,469

Operating expenses and indirect costs of net revenues				2,169,289

Income from operations				613,180
Interest and other income, net				137,671

Income before income taxes				$750,851

	Year Ended December 31, 2008
	Marketplaces	Payments	Communications	Consolidated
Net transaction revenues	$4,711,057	$2,320,495	$525,803	$7,557,355
Marketing services and other revenues	875,694	83,174	25,038	983,906

Net revenues from external customers	5,586,751	2,403,669	550,841	8,541,261
Direct costs	3,135,611	1,922,897	434,588	5,493,096

Direct contribution	2,451,140	480,772	116,253	3,048,165

Operating expenses and indirect costs of net revenues				972,483

Income from operations				2,075,682
Interest and other income, net				107,882

Income before income taxes				$2,183,564

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2009
	Marketplaces	Payments	Communications	Consolidated
Net transaction revenues	$4,461,845	$2,641,194	$575,096	$7,678,135
Marketing services and other revenues	849,169	154,751	45,307	1,049,227

Net revenues from external customers	5,311,014	2,795,945	620,403	8,727,362
Direct costs	3,059,094	2,332,563	462,701	5,854,358

Direct contribution	2,251,920	463,382	157,702	2,873,004

Operating expenses and indirect costs of net revenues				1,416,238

Income from operations				1,456,766
Interest and other income, net				1,422,385

Income before income taxes				$2,879,151

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

The following tables summarize the allocation of net revenues and the long-lived tangible assets based on geography (in thousands):

	December 31,
	2007	2008	2009
U.S.	$3,742,670	$3,969,466	$3,985,069
Germany	1,030,165	1,220,691	1,140,205
United Kingdom	1,074,486	1,072,863	1,054,730
Rest of world	1,825,008	2,278,241	2,547,358

Total net revenues	$7,672,329	$8,541,261	$8,727,362

	December 31,
	2008	2009
U.S.	$1,103,243	$1,220,977
International	170,382	345,435

Total long-lived tangible assets	$1,273,625	$1,566,412

Net revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, Skype user’s Internet protocol address, website that displays advertising, or other service provider, as the case may be, is located. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Investments:

At December 31, 2008 and 2009, the fair value of short and long-term investments classified as available for sale are as follows (in thousands):

	December 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$21,258	$—	$—	$21,258
Corporate debt securities	5,000	—	(2)	4,998
Time deposits and other	4,129	—	—	4,129
Equity instruments	8,507	124,842	—	133,349

	$38,894	$124,842	$(2)	$163,734

Long-term investments:
Restricted cash	$5,461	$—	$—	$5,461
Time deposits and other	52	—	—	52

	$5,513	$—	$—	$5,513

	December 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$29,123	$—	$—	$29,123
Corporate debt securities	73,256	10	(126)	73,140
Government and agency securities	109,808	18	(19)	109,807
Time deposits and other	310,418	—	—	310,418
Equity instruments	8,507	412,991	—	421,498

	$531,112	$413,019	$(145)	$943,986

Long-term investments:
Restricted cash	$985	$—	$—	$985
Corporate debt securities	455,638	1,982	(437)	457,183
Government and agency securities	250,025	108	(773)	249,360
Time deposits and other	1,583	—	—	1,583

	$708,231	$2,090	$(1,210)	$709,111

The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$530,323	$(563)	$—	$—	$530,323	$(563)
Government and agency securities	359,167	(792)	—	—	359,167	(792)

	$889,490	$(1,355)	$—	$—	$889,490	$(1,355)

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our fixed-income investment portfolio consists of corporate debt securities, government securities and time deposits that have a maximum maturity of five years. The corporate debt and government securities that we invest in are generally deemed to be low risk, based on their credit rating from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. As of December 31, 2009, these securities have an average remaining duration of approximately 13 months. Restricted cash is held primarily in money market funds and interest bearing accounts for letters of credit related primarily to various lease arrangements.

The estimated fair values of short and long-term investments classified by date of contractual maturity at December 31, 2009 are as follows (in thousands):

December 31, 2009
One year or less (including restricted cash of $29,123)	$943,986
One year through two years	327,194
Two years through three years (including restricted cash of $826)	316,293
Three years through four years	51,785
Four year through five years (including restricted cash of $158)	13,839

$1,653,097

Equity and cost method investments

We have made multiple equity and cost method investments in privately held companies which are reported in long-term investments on our consolidated balance sheet. As of December 31, 2008 and 2009 our equity and cost method investments in privately held companies totaled $100.7 million and $672.7 million, respectively.

Note 8—Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$3,188,928	$3,188,928	$—

Total cash and cash equivalents	3,188,928	3,188,928	—

Short-term investments:
Restricted cash	21,258	21,258	—
Equity instruments	133,349	133,349	—
Time deposits	4,129	—	4,129
Corporate debt securities	4,998	—	4,998

Total short-term investments	163,734	154,607	9,127

Derivatives	71,149	—	71,149
Long-term restricted cash	5,461	5,461	—
Long-term time deposits	52	—	52

Total financial assets	$3,429,324	$3,348,996	$80,328

Liabilities:
Derivatives	$13,154	$—	$13,154

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$3,999,818	$3,999,818	$—

Total cash and cash equivalents	3,999,818	3,999,818	—

Short-term investments:
Restricted cash	29,123	29,123	—
Corporate debt securities	73,140	—	73,140
Government and agency securities	109,807	—	109,807
Time deposits	310,418	—	310,418
Equity instruments	421,498	421,498	—

Total short-term investments	943,986	450,621	493,365

Derivatives	362	—	362
Long-term assets:
Restricted cash	985	985	—
Corporate debt securities	457,183	—	457,183
Government and agency securities	249,360	—	249,360
Time deposits and other	1,583	—	1,583

Total long-term assets	709,111	985	708,126

Total financial assets	$5,653,277	$4,451,424	$1,201,853

Liabilities:
Derivatives	$5,710	$—	$5,710

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of December 31, 2009, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. We maintain our customer account balances in interest bearing bank deposits and (including time deposits with maturity dates of less than a year) which are valued using market prices on active markets (level 1). As of December 31, 2009, our customer account balance was approximately $1.5 billion.

As of December 31, 2009, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2009, we had a total of $2.5 billion in cash withdrawals offsetting our $2.5 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Note 9 — Derivative Instruments:

Fair Value of Derivative Contracts: Derivative instruments are reported at fair value as follows (in thousands):

	Derivative Assets Reported in Other Current Assets	Derivative Liabilities Reported in Other Current Liabilities
	December 31, 2009	December 31, 2009
Foreign exchange contracts designated as cash flow hedges	$27	$4,848
Foreign exchange contracts not designated as hedging instruments	335	862

Total fair value of derivative instruments	$362	$5,710

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss): The following table represents the activity of derivative contracts which qualify for hedge accounting as of December 31, 2008 and December 31, 2009, and the impact of designated derivative contracts on accumulated other comprehensive income for year ended December 31, 2009 (in thousands):

	December 31, 2008	Gain (loss) recognized in other comprehensive income	Gain (loss) reclassified from accumulated other comprehensive income to income	December 31, 2009
Foreign exchange contracts designated as cash flow hedges	$40,352	$(60,603)	$15,430	$(4,821)

Effect of Derivative Contracts on the Consolidated Statement of Income: The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments (in thousands):

Year Ended December 31, 2009
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$15,430
Foreign exchanges contracts not designated as hedging instruments recognized in interest and other income, net	(28,933)

Total gain recognized from derivative contracts in the consolidated statement of income	$(13,503)

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Balance Sheet Components:

	December 31,
	2008	2009
	(in thousands)
Other current assets:
Prepaid expenses	$99,735	$102,711
Deferred tax assets, net	130,908	154,932
Prepaid income taxes	60,135	—
Derivatives	71,149	362
Other	98,771	70,101

	$460,698	$328,106

	December 31,
	2008	2009
	(in thousands)
Property and equipment, net:
Computer equipment and software	$1,876,370	$2,185,165
Land and buildings, including building improvements	430,495	431,456
Leasehold improvements	278,399	263,156
Furniture and fixtures	100,717	105,000
Construction in progress, aviation equipment and other	126,028	331,556

	2,812,009	3,316,333
Accumulated depreciation	(1,613,295)	(2,002,005)

	$1,198,714	$1,314,328

Total depreciation expense on our property and equipment was $372.5 million in 2007, $438.2 million in 2008 and $473.4 million in 2009.

	December 31,
	2008	2009
	(in thousands)
Accrued expenses and other current liabilities:
Acquisition related accrued expenses	$23,056	$9,126
Compensation and related benefits	174,784	280,446
Restructuring	15,146	10,909
Advertising	116,705	118,801
Contractors and consultants	49,188	60,736
Professional fees	51,899	111,835
Transaction loss accrual	32,115	48,575
VAT accrual	75,723	111,765
Other current liabilities	246,158	229,591

	$784,774	$981,784

Certain transactions that result in overdrafts of customer accounts are included in the provision for transaction and loan losses and are recorded as an offset to other current assets. As of December 31, 2008 and December 31, 2009, these balances were $58.3 million and $49.1 million, respectively.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2008	2009
	(in thousands)
Accumulated other comprehensive income:
Foreign currency translation	$788,164	$570,440
Unrealized gains on investments	124,874	413,754
Unrealized gains (losses) on cash flow hedges	40,352	(4,821)
Estimated tax provision on above items	(49,905)	(161,269)

	$903,485	$818,104

Note 11 — Restructuring:

2009 Customer Service Consolidation

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. As previously announced, the consolidation will potentially impact approximately 1,100 employees. In connection with this consolidation, we estimate that we will incur aggregate costs of $45.0 million to $55.0 million. During 2009, we incurred restructuring charges of $26.0 million in connection with this consolidation. We expect to complete this consolidation by mid-2010.

2008 Restructuring Plan

In 2008, we implemented a strategic reduction of our existing global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses. During 2008 and 2009 we incurred $49.1 million and $12.2 million, respectively, in restructuring charges related to this plan. The restructuring activities in connection with this plan are substantially complete.

A summary of the restructuring and other costs by segment recognized for the years ended December 31, 2008 and 2009 are as follows (in thousands):

	Year Ended December 31, 2008			Year Ended December 31, 2009
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
Marketplaces	$29,117	$4,165	$33,282	$30,123	$7,866	$37,989
Payments	15,837	—	15,837	188	10	198

	$44,954	$4,165	$49,119	$30,311	$7,876	$38,187

The following table summarizes the restructuring activity for the year ended December 31, 2009 (in thousands):

	Employee Severance and Benefits	Facilities	Total
Accrued liability as of January 1, 2009	$14,200	$946	$15,146
Charges	30,311	7,876	38,187
Payments	(35,627)	(2,423)	(38,050)
Non-cash items	—	(3,696)	(3,696)
Adjustment	(57)	(621)	(678)

Accrued liability as of December 31, 2009	$8,827	$2,082	$10,909

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the table, above non-cash items pertain to the write-down of assets to their estimated fair value. Adjustments reflect the impact of foreign currency translation.

Note 12 — Borrowings:

Credit Agreement

We have entered into a credit agreement that provides for an unsecured $1.8 billion revolving credit facility which matures on November 7, 2012. Loans under the credit agreement will bear interest at LIBOR plus a margin ranging from 0.20 percent to 0.50 percent. Subject to certain conditions stated in the credit agreement, we may borrow, prepay and reborrow amounts under the credit agreement at any time during the term of the credit agreement. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant and events of default. The negative covenants include restrictions regarding the incurrence of additional indebtedness and liens, and the entry into certain agreements that restrict the ability of our subsidiaries to provide credit support. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of December 31, 2009, there were no amounts outstanding under the credit agreement and we were in compliance with the financial covenants in the credit agreement.

Shelf Registration Statement

At December 31, 2009, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including compliance with the covenants in our credit agreement.

Note 13 — Commitments and Contingencies:

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases, at December 31, 2009, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2010	$75,340
2011	43,073
2012	34,297
2013	13,211
2014	9,037
Thereafter	5,973

Total minimum lease payments	$180,931

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense in the years ended December 31, 2007, 2008 and 2009 totaled $51.4 million, $78.6 million and $92.3 million respectively. There were no material capital leases at December 31, 2007 and 2008.

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleges that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks, and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. A hearing took place in September 2009 regarding our compliance with the injunction and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we could do a better job of enforcing the injunction. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged violations of parallel import laws, for alleged non-compliance with consumer protection laws or in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L’Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L’Oréal (UK) Ltd v. eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L’Oreal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice has released its certification request to the European Court of Justice. We have filed our briefs before the European Court of Justice. A decision is not expected before 2011. The case was originally filed in July 2007. L’Oréal’s complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for re-sale products). Additionally, L’Oréal claimed that eBay’s use of L’Oréal brands on its website, in its search engine and in sponsored links, and purchase of L’Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L’Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as currently operated was insufficient to prevent such infringement. Other damages claimed were to be specified after the liability stage of the proceedings.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2009, the U.S. Second Circuit Court of Appeals heard arguments in the Tiffany v. eBay matter which is on appeal following a decision by the trial court in favor of eBay in July 2008. In June 2004, Tiffany (NJ) Inc. and Tiffany & Co. filed a lawsuit in the U.S. District Court for the Southern District of New York (No. 04 Civ. 4607 (NRB)) claiming that eBay was liable for contributory trademark infringement, false advertising, unfair competition and various related claims based on the listing of alleged counterfeit Tiffany silver jewelry on the eBay website by third parties. The suit sought an injunction, lost profits, punitive damages and attorneys’ fees. A bench trial took place in November 2007 and in a ruling in July 2008, the trial court rejected Tiffany’s claims, finding that the burden of enforcing trademarks is on the trademark owner and that eBay’s anti-counterfeiting efforts are sufficient under the law. In an appeal filed in August 2008, Tiffany argued that generalized knowledge of alleged counterfeiting should suffice to hold eBay liable for counterfeit Tiffany items sold by third parties on its website. The Second Circuit’s opinion is expected in the first half of 2010.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference hearing. The claim construction hearing and trial dates have not yet been set. The U.S. Patent and Trademark Office has accepted reexamination on all five Net2Phone patents that are the subject of the lawsuit. The case is currently subject to a limited stay. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs’ motion on class certification and our motion for summary judgment were heard by the court in December 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The U.S. District Court for the Eastern District of Texas has granted defendants’ motion to transfer venue and moved the case to the U.S. District Court for the Northern District of California. In August 2009, the District Court granted our motion for summary judgment and ruled that the PartsRiver patent was invalid based on a finding that it was “on sale” more than a year before the filing date of the patent. PartsRiver has appealed the District Court’s decision. We intend to vigorously oppose PartsRiver’s appeal.

eBay’s Korean subsidiary, IAC, has notified a majority of its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 146,000 users have sued IAC over this breach in several lawsuits in Korean courts

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and more may do so in the future. Trial for a group of four representative suits began in August 2009, and trial for a group of 23 other suits began in September 2009. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. On January 14, 2010, the court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. We expect this ruling to be appealed.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that such prices, rules or policies violate applicable law, or that we have not acted in conformity with such prices, rules or policies. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal’s customers. In connection with the sale of Skype, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification or other provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Related Party Transactions:

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no material related party transactions in 2007 and 2008. On November 19, 2009 we completed the sale of Skype to an investor group. We received approximately $1.9 billion in cash, a subordinated note issued by a subsidiary of the Buyer in the principal amount of $125.0 million and an equity stake of approximately 30 percent in the outstanding capital stock of the Buyer. Based on the terms of the agreement, Skype meets the definition of a related party. For details related to our related party transaction with Skype, please see “Note 4 — Sale of Skype.” Other than our transaction with Skype as of December 31, 2009, there were no significant amounts payable to or amounts receivable from related parties.

Note 15 — Preferred Stock:

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by the stockholders. At December 31, 2008 and 2009, there were 10.0 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

Note 16 — Common Stock:

Our Certificate of Incorporation, as amended, authorizes us to issue 3.6 billion shares of common stock. A portion of the shares issued and outstanding were issued to our employees and are subject to repurchase or forfeiture over a four-year period from the earlier of the issuance date or employee hire date, as applicable.

Treasury Stock

In January 2008, our Board of Directors authorized a stock repurchase program for $2.0 billion of our common stock, excluding broker commissions. During the year ended December 31, 2009, we did not repurchase any shares of our common stock. As of December 31, 2009, we have the ability to repurchase up to $656.5 million under our stock repurchase program. Repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired or reissued.

Our stock repurchase programs may be limited or terminated at any time without prior notice. Stock repurchases under these programs may be made through a variety of open market and privately negotiated transactions, including structured stock repurchase transactions or other derivative transactions, at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price, other market conditions and management’s determination as to the appropriate use of our cash. The programs are intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

In addition to the above, we have withheld shares from employees to satisfy tax obligations in conjunction with share-based compensation plans.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17 — Benefit Plans:

Equity Incentive Plans

We have equity incentive plans for directors, officers and employees that consist of stock options, restricted stock units, nonvested shares and performance based restricted stock units. At December 31, 2009, 661.5 million shares were authorized under our equity incentive plans and 89.7 million shares were available for future grant.

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

Restricted stock units and nonvested shares are granted to eligible employees under our equity incentive plans. In general, restricted stock units and nonvested shares cliff vest over one to five years, are subject to the employees’ continuing service to the company and do not have an expiration date. The cost of restricted stock units and nonvested shares is determined using the fair value of our common stock on the date of grant.

In 2007, 2008 and 2009, certain executives were eligible for performance based restricted stock units. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance based restricted stock units will be granted and one-half of the grant will vest in March following the end of the performance period and the remaining half will vest one year later.

Stock Option Exchange Program

On August 10, 2009, the Company launched a one-time stock option exchange program (the “Program”) pursuant to which eligible employees were able to exchange certain outstanding stock options with an exercise price greater than or equal to $27.01 per share, a grant date on or before August 10, 2008 and an expiration date after September 11, 2010, for a lesser amount of new restricted stock units (“RSUs”) or, under certain circumstances, for new stock options or a cash payment. Our named executive officers and members of our Board of Directors were not eligible to participate in the Program. The Program expired on September 11, 2009. As a result of the Program, options to purchase 42.6 million shares of our common stock were accepted for exchange (representing approximately 75% of the total options eligible for exchange). All surrendered options were cancelled effective as of the expiration of the Program, and in exchange for those options, we issued a total of approximately 5.0 million new RSUs. The number of new stock options granted, and the amount of cash payments issued, in exchange for outstanding stock options were insignificant. In general, the new RSUs have a vesting period that is at least one year longer than the original vesting period for the corresponding exchanged option grant. The Program did not result in any significant incremental stock-based compensation expense.

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the years ended December 31, 2007, 2008, and 2009, employees purchased approximately 2.0 million, 3.5 million and 4.4 million shares at average prices of $26.84, $17.78 and $12.82 per share, respectively. At December 31, 2009, approximately 2.8 million shares of common stock were reserved for

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.

Employee Savings Plans

We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. In 2007, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of $2,000 per employee, respectively. In 2008 and 2009, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s salary, subject a maximum employer contribution of $9,200 and $9,800, respectively per employee. Our non-U.S. employees are covered by various other savings plans. Our expenses for these plans were $20.4 million in 2007, $34.2 million in 2008 and $42.8 million in 2009.

Deferred Stock Unit Plan

Since December 31, 2002, we have granted deferred stock units to non-employee directors (other than Pierre Omidyar) elected to our Board of Directors with each new director receiving a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Beginning with our 2008 annual meeting of stockholders, we have granted deferred stock units to each non-employee director (other than Mr. Omidyar) equal to the result of dividing $110,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units shall also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Deferred stock units are payable following the termination of a director’s tenure as a director. As of December 31, 2009, there were approximately 180,450 deferred stock units outstanding under our equity plans.

Stock Option Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2007	2008	2009
Risk-free interest rates	4.5%	2.3%	1.7%
Expected life	3.5 years	3.8 years	3.8 years
Dividend yield	0%	0%	0%
Expected volatility	37%	34%	47%

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

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each line item on our consolidated statement of income (in thousands):

	Year Ended December 31,
	2007	2008	2009
Cost of net revenues	$37,009	$43,417	$49,275
Sales and marketing	81,299	94,314	121,724
Product development	76,002	95,396	98,609
General and administrative	107,503	118,915	125,199
Restructuring	—	1,281	—

Total stock-based compensation expense	$301,813	$353,323	$394,807

In general, the stock-based compensation expense for our equity incentive awards is recognized over their respective vesting period. As of December 31, 2009, there was approximately $580.9 million of unearned stock-based compensation estimated to be expensed from 2010 through 2013. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards or change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Stock Option Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2009 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	116,060	$29.79
Granted and assumed	9,877	$13.24
Exercised	(6,080)	$8.27
Options exchanged in connection with the stock option exchange program	(42,630)	$37.43
Forfeited/expired/cancelled	(23,179)	$32.05

Outstanding at December 31, 2009	54,048	$22.28	4.52	$292,128

Expected to vest at December 31, 2009	51,448	$22.62	4.41	$268,678
Options exercisable at December 31, 2009	36,429	$25.18	3.67	$137,545

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2009, options to purchase 25.7 million shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2007, 2008 and 2009 was $10.60, $7.46 and $4.59 respectively. During the years 2007, 2008 and 2009, the aggregate intrinsic value of options exercised under our equity incentive plans was $402.4 million, $83.0 million and $69.7 million, respectively, determined as of the date of option exercise.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

A summary of the status of and changes in restricted stock units granted (including performance-based restricted stock units that have been earned) under our equity incentive plans as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding at January 1, 2009	26,821	$25.50
Awarded	23,960	$11.66
Awarded in connection with the stock option exchange program	5,047	$23.56
Vested	(7,842)	$25.70
Forfeited	(5,745)	$19.99

Outstanding at December 31, 2009	42,241	$18.13

Expected to vest at December 31, 2009	34,312

Nonvested Shares Activity

A summary of the status of and changes in nonvested shares granted under our equity incentive plans and assumed in acquisitions as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2009	154	$31.54
Granted	12	$10.50
Vested	(74)	$30.20
Forfeited	—	$—

Nonvested at December 31, 2009	92	$30.02

During the years ended December 31, 2007, 2008 and 2009, the fair value of awards vested under our stock plans was $3.7 million, $4.6 million and $0.9 million respectively, determined as of the date of vesting. The nonvested shares are subject to repurchase rights.

Note 18 — Income Taxes:

The components of pretax income in consolidated companies for the years ended December 31, 2007, 2008 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
United States	$717,614	$327,927	$148,773
International	33,237	1,855,637	2,730,378

	$750,851	$2,183,564	$2,879,151

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009
Current:
Federal	$402,235	$414,301	$507,411
State and local	38,087	94,763	96,496
Foreign	85,649	101,662	64,960

	525,971	610,726	668,867

Deferred:
Federal	(81,745)	(148,094)	(160,811)
State and local	(13,976)	(21,109)	(20,179)
Foreign	(27,650)	(37,433)	2,177

	(123,371)	(206,636)	(178,813)

	$402,600	$404,090	$490,054

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2007, 2008 and 2009 to income before income taxes (in thousands):

	Year Ended December 31,
	2007	2008	2009
Provision at statutory rate	$262,798	$764,248	$1,007,703
Permanent differences:
Foreign income taxed at different rates	(404,007)	(519,203)	(475,967)
Goodwill impairment	486,828	—	—
Gain on sale of Skype	—	—	(498,360)
Joltid settlement	—	—	120,339
Legal entity restructuring	—	—	184,410
Change in valuation allowance	34,983	48,614	58,670
Stock-based compensation	24,516	26,730	41,436
State taxes, net of federal benefit	15,672	54,356	49,606
Tax credits	(7,766)	(9,251)	(13,352)
Other	(10,424)	38,596	15,569

	$402,600	$404,090	$490,054

In November 2009, we completed a legal entity restructuring to align our corporate structure with our organizational objectives. The tax impact of this restructuring resulted in U.S. federal income taxes of $184.4 million and state income taxes of $23.0 million, which are included in the 2009 tax expense.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2009
Deferred tax assets:
Net operating loss and credits	$311,807	$120,907
Accruals and allowances	242,763	387,140
Stock-based compensation	212,147	211,260
Net unrealized losses	4,052	5,077

Net deferred tax assets	770,769	724,384
Valuation allowance	(167,767)	(68,746)

	603,002	655,638

Deferred tax liabilities:
Acquisition-related intangibles	(165,793)	(151,563)
Depreciation and amortization	(73,477)	(80,956)
Available-for-sale securities	(48,812)	(161,536)
Foreign statutory reserves	(19,498)	(17,613)

	(307,580)	(411,668)

	$295,422	$243,970

As of December 31, 2009 our federal, foreign and state net operating loss carryforwards, or NOLs, for income tax purposes were approximately $143.6 million, $159.5 million, and $182.3 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2021 and the state net operating loss carryforwards will begin to expire in 2011. As of December 31, 2009, our state tax credit carryforwards for income tax purposes were approximately $20.3 million. If not utilized, the state tax credit carryforwards will begin to expire in 2015. As of December 31, 2009, our federal capital loss carryover resulting primarily from the sale of StumbleUpon and Sonorit amounted to $72.8 million, which is subject to full valuation allowance. If not utilized, the federal capital loss carryover will begin to expire in 2014.

At December 31, 2009 and 2008, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that we believe are not likely to be realized. Included in the December 2008 valuation allowance amount were $137.6 million of deferred tax assets primarily related to the net operating losses of Skype, which we sold in November 2009.

We have not provided for U.S. federal income and foreign withholding taxes on $7.9 billion of non-U.S. subsidiaries’ undistributed earnings as of December 31, 2009, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions related to our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The Company enjoys “tax holidays” in several different jurisdictions, most significantly Singapore and Switzerland. The tax holidays provide for lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. These tax holidays are in effect currently and expire over periods ranging from 2016 to the duration of business operations in the respective jurisdictions.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2007, we adopted new accounting guidance as issued by the FASB related to unrecognized tax benefits which resulted in a $145,000 adjustment to beginning retained earnings.

The following table reflects changes in the unrecognized tax benefits since January 1, 2008:

	2008	2009
	(in thousands)
Gross amounts of unrecognized tax benefits as the beginning of the period	$494,253	$701,374
Increases related to prior year tax provisions	5,220	26,247
Increases related to current year tax provisions	201,901	110,995

Gross amounts of unrecognized tax benefits as of the end of the period	$701,374	$838,616

As of December 31, 2008 and 2009, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net.

The total liabilities for unrecognized tax benefits and the increase in these liabilities in 2009 relate primarily to the allocations of revenue and costs among our global operations, the impact from acquisitions and the impact of tax rulings made during the period affecting our tax positions. Our liabilities for unrecognized tax benefits are recorded as deferred and other tax liabilities, net in our consolidated balance sheet. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is $831.2 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2008 and 2009 was approximately $52.6 million and $90.5 million, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2008 tax years. The material jurisdictions in which we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Switzerland and Singapore. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. Although timing of the resolution of these audits are uncertain, we do not believe it is reasonably likely that the total amount of the unrecognized tax benefits as of December 31, 2009 will materially change in the next 12 months.

eBay Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplementary Data — Quarterly Financial Data-Unaudited

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2009. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

Quarterly Financial Data

(Unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846

Gross profit	$1,666,811	$1,633,558	$1,556,568	$1,456,255

Net income	$459,718	$460,345	$492,219	$367,192

Net income per share-basic	$0.34	$0.35	$0.38	$0.29

Net income per share-diluted	$0.34	$0.35	$0.38	$0.29

Weighted-average shares:
Basic	1,333,791	1,312,007	1,288,937	1,279,536
Diluted	1,343,989	1,325,136	1,297,484	1,284,279

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)
2009
Net revenues	$2,020,586	$2,097,992	$2,237,852	$2,370,932

Gross profit	$1,447,200	$1,506,219	$1,593,944	$1,700,237

Net income	$357,113	$327,342	$349,736	$1,354,906

Net income per share-basic	$0.28	$0.25	$0.27	$1.05

Net income per share-diluted	$0.28	$0.25	$0.27	$1.02

Weighted-average shares:
Basic	1,283,810	1,288,815	1,293,511	1,295,541
Diluted	1,287,814	1,300,434	1,311,274	1,322,686

(1)	The Consolidated Statement of Income for the year ended December 31, 2009 includes a $1.4 billion gain on the sale of Skype. See “Note 4 — Sale of Skype” to the consolidated financial statements included in this report.

eBay Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ Credited to Net Income	Charged to Other Account	Charges Utilized/ Write-offs	Balance at End of Period
	(in thousands)
Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2007	$82,865	$96,461	$—	$(83,109)	$96,217
Year ended December 31, 2008	96,217	117,864	—	(109,195)	104,886
Year ended December 31, 2009	$104,886	$83,364	$—	$(85,421)	$102,829

Allowance for Transaction, Loan and Interest Losses
Year ended December 31, 2007	$87,955	$196,318	$—	$(195,995)	$88,278
Year ended December 31, 2008 (1)	133,824	231,207	—	(226,559)	138,472
Year ended December 31, 2009	$138,472	$300,128	$—	$(290,672)	$147,928

Tax Valuation Allowance
Year ended December 31, 2007	$69,777	$34,983	$14,393	$—	$119,153
Year ended December 31, 2008	119,153	48,614	—	—	167,767
Year ended December 31, 2009	$167,767	$58,670	$(157,691)	$—	$68,746

(1)	Included in the beginning balance is $45.5 million related to the Bill Me Later acquisition (acquired November 2008).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 17th day of February, 2010.

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

Principal Executive Officer:		Principal Financial Officer:

By:	/S/ JOHN DONAHOE	By:	/S/ ROBERT H. SWAN
	John Donahoe		Robert H. Swan
	President, Chief Executive Officer and Director		Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/S/ PHILLIP P. DEPAUL
Phillip P. DePaul
Vice President, Chief Accounting Officer

Additional Directors

By:	/S/ PIERRE M. OMIDYAR	By:	/S/ FRED D. ANDERSON
	Pierre M. Omidyar		Fred D. Anderson
	Founder, Chairman of the Board and Director		Director

By:	/S/ MARC ANDREESSEN	By:	/S/ EDWARD W. BARNHOLT
	Marc Andreessen		Edward W. Barnholt
	Director		Director

By:	/S/ PHILIPPE BOURGUIGNON	By:	/S/ SCOTT D. COOK
	Philippe Bourguignon		Scott D. Cook
	Director		Director

By:	/S/ WILLIAM C. FORD, JR.	By:	/S/ DAWN G. LEPORE
	William C. Ford, Jr.		Dawn G. Lepore
	Director		Director

By:	/S/ DAVID M. MOFFETT	By:	/S/ RICHARD T. SCHLOSBERG, III
	David M. Moffett		Richard T. Schlosberg, III
	Director		Director

By:	/S/ THOMAS J. TIERNEY
Thomas J. Tierney
Director

Date: February 17, 2010

EXHIBIT INDEX

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Share Allocation and Tender Offer Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK). Ltd. and Gmarket Inc.		8-K	000-24821	4/16/2009

2.02	Share Purchase Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK). Ltd. and Gmarket Inc.		8-K	000-24821	4/16/2009

2.03*++	Share Purchase Agreement, dated as of September 1, 2009, as amended on September 14, 2009, by and among Registrant, eBay International AG, Sonorit Holding, A.S. and Springboard Group S.à.r.l. (formerly SLP III Cayman DS IV Holdings S.à.r.l.)		10-Q	000-24821	10/27/2009

2.04*	Amendments to Share Purchase Agreement, dated as of October 19, 2009, October 21, 2009, November 5, 2009 and November 19, 2009, by and among Registrant, eBay International AG, Sonorit Holding, A.S. and Springboard Group S.à.r.l. (formerly SLP III Cayman DS IV Holdings S.à.r.l.)		8-K	000-24821	11/20/2009

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005

3.02	Registrant’s Amended and Restated Bylaws.		8-K	000-24821	10/3/2008

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant’s 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant’s 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.8+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.9+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006

10.15+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006

10.16+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement		10-Q/A	000-24821	4/24/2008

10.17+	Registrant’s 2008 Equity Incentive Award Plan, as amended		S-8	333-159778	6/5/2009

10.18+	Amendment to the Registrant’s 2008 Equity Incentive Award Plan, Registrant’s 2001 Equity Incentive Plan, Registrant’s 1999 Global Equity Incentive Plan, Registrant’s 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.		10-Q	000-24821	7/29/2009

10.19+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.20+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005

10.21+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007

10.22+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant		10-Q/A	000-24821	4/24/2008

10.23+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008

10.24	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006

10.25	Amendment Agreement dated as of August 2, 2007, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		8-K	000-24821	8/3/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.26	Second Amendment Agreement dated September 5, 2008, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		10-Q	000-24821	10/23/2008

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement
++	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

*	The annexes and schedules to the Share Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any annexes or schedules to the Securities and Exchange Commission upon request.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.