Form 10-Q
period 2010-03-31
EBAY INC
filed 2010-04-28
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 14, 2010, there were 1,306,969,862 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2009	March 31, 2010
	(In thousands, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,999,818	$3,593,003
Short-term investments	943,986	934,898
Accounts receivable, net	407,507	393,414
Loans and interest receivable, net	622,846	595,268
Funds receivable and customer accounts	2,157,945	2,315,160
Other current assets	328,106	445,695

Total current assets	8,460,208	8,277,438
Long-term investments	1,381,765	1,977,567
Property and equipment, net	1,314,328	1,346,850
Goodwill	6,143,086	6,130,156
Intangible assets, net	767,812	703,153
Other assets	341,121	255,014

Total assets	$18,408,320	$18,690,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,412	$144,266
Funds payable and amounts due to customers	2,157,945	2,315,160
Accrued expenses and other current liabilities	981,784	970,881
Deferred revenue and customer advances	99,305	98,123
Income taxes payable	210,522	58,581

Total current liabilities	3,641,968	3,587,011
Deferred and other tax liabilities, net	929,143	928,460
Other liabilities	49,561	49,598

Total liabilities	4,620,672	4,565,069

Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,297,799 and 1,306,855 shares outstanding	1,486	1,495
Additional paid-in capital	9,986,199	10,069,834
Treasury stock at cost, 188,251 and 188,260 shares	(5,377,258)	(5,377,490)
Retained earnings	8,359,117	8,756,770
Accumulated other comprehensive income	818,104	674,500

Total stockholders’ equity	13,787,648	14,125,109

Total liabilities and stockholders' equity	$18,408,320	$18,690,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2009	2010
	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$2,020,586	$2,196,057
Cost of net revenues	573,386	606,555

Gross profit	1,447,200	1,589,502

Operating expenses:
Sales and marketing	403,316	446,161
Product development	201,516	210,139
General and administrative	268,291	276,743
Provision for transaction and loan losses	81,234	106,029
Amortization of acquired intangible assets	63,468	53,252
Restructuring	6,611	8,569

Total operating expenses	1,024,436	1,100,893

Income from operations	422,764	488,609
Interest and other income, net	18,092	6,046

Income before income taxes	440,856	494,655
Provision for income taxes	(83,743)	(97,002)

Net income	$357,113	$397,653

Net income per share:
Basic	$0.28	$0.31

Diluted	$0.28	$0.30

Weighted average shares:
Basic	1,283,810	1,301,248

Diluted	1,287,814	1,326,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2009	2010
	(In thousands)
	(Unaudited)
Net income	$357,113	$397,653

Other comprehensive income:
Foreign currency translation	(396,218)	(154,715)
Unrealized gains (losses) on investments, net	17,291	(27,887)
Unrealized gains on hedging activities	935	28,123
Tax (provision) benefit on above items	(6,854)	10,875

Net change in accumulated other comprehensive income	(384,846)	(143,604)

Comprehensive (loss) income	$(27,733)	$254,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2009	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$357,113	$397,653
Adjustments:
Provision for transaction and loan losses	81,234	106,029
Depreciation and amortization	197,289	188,022
Stock-based compensation	113,846	102,069
Changes in assets and liabilities	(80,955)	(375,511)

Net cash provided by operating activities	668,527	418,262

Cash flows from investing activities:
Purchases of property and equipment, net	(90,934)	(152,256)
Changes in principal loans receivable, net	46,204	15,650
Purchases of investments	(13,594)	(944,393)
Maturities and sales of investments	5,944	259,446
Repayment of Skype note receivable	—	125,000
Other	321	(4,416)

Net cash used in investing activities	(52,059)	(700,969)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,826	42,117
Excess tax benefits from stock-based compensation	2	20,993
Tax withholdings related to net share settlements of restricted stock awards and units	(17,348)	(70,500)
Net payments from borrowings under credit agreement	(600,000)	—
Funds receivable and customer accounts	(116,796)	(157,215)
Funds payable and amounts due to customers	116,796	157,215

Net cash used in financing activities	(614,520)	(7,390)

Effect of exchange rate changes on cash and cash equivalents	(133,717)	(116,718)

Net decrease in cash and cash equivalents	(131,769)	(406,815)
Cash and cash equivalents at beginning of period	3,188,928	3,999,818

Cash and cash equivalents at end of period	$3,057,159	$3,593,003

Supplemental cash flow disclosures:
Cash paid for interest	$2,994	$—
Cash paid for income taxes	$133,162	$311,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay’s purpose is to pioneer new communities around the world, built on commerce, sustained by trust and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites. eBay provides online marketplaces for the sale of goods and services as well as other online commerce, or ecommerce, platforms and online payment services to a diverse community of individuals and businesses.

We currently operate two primary business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com) and our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A. (“Skype”). On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype’s operating results are not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2009 results through the date of sale. Our non-controlling interest in Skype is accounted for under the equity method of accounting.

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

Principles of consolidation and basis of presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc. and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have evaluated all subsequent events through the date the financial statements were issued.

The condensed consolidated financial statements include 100% of the assets and liabilities of our majority-owned subsidiaries and the ownership interests of minority investors are recorded as a noncontrolling interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest and exercise significant influence are accounted for using the equity method of accounting, and our share of the investees’ results of operations is included in interest and other income, net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting, where our share of the investees’ results of operations is not included in our condensed consolidated statement of income, except to the extent of earnings distributions actually received from the investee. Our investment balance in private entities is included in long-term investments.

Recent Accounting Pronouncements

In 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. We adopted this guidance as of January 1, 2010. The adoption of this guidance did not have a material impact to our financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We adopted this guidance as of January 1, 2010. The adoption of this guidance did not have a material impact to our financial statements.

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2009	2010
	(In thousands, except per share amounts)
Numerator:
Net income	$357,113	$397,653

Denominator:
Weighted average common shares - basic	1,283,810	1,301,248
Dilutive effect of equity incentive plans	4,004	24,773

Weighted average common shares - diluted	1,287,814	1,326,021

Net income per share:
Basic	$0.28	$0.31

Diluted	$0.28	$0.30

Common stock equivalents excluded from net income per diluted share because their effect would have been anti-dilutive	128,097	31,039

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and the adjustments to those balances for each of our reportable segments during the three months ended March 31, 2010:

	December 31, 2009	Goodwill Acquired	Adjustments	March 31, 2010
	(In thousands)
Reportable segments:
Marketplaces	$4,013,906	$—	$(11,390)	$4,002,516
Payments	2,156,541	—	(1,541)	2,155,000

	$6,170,447	$—	$(12,931)	$6,157,516

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include any related goodwill. As of December 31, 2009 and March 31, 2010, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The adjustments to goodwill during the three months ended March 31, 2010 were due primarily to foreign currency translation.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	December 31, 2009				March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In thousands, except years)
Intangible assets:
Customer lists and user base	$819,653	$(524,667)	$294,986	6	$817,299	$(550,298)	$267,001	6
Trademarks and trade names	634,387	(300,046)	334,341	5	635,179	(321,342)	313,837	5
Developed technologies	225,614	(152,982)	72,632	3	225,377	(164,196)	61,181	3
All other	149,315	(83,462)	65,853	4	152,289	(91,155)	61,134	4

	$1,828,969	$(1,061,157)	$767,812		$1,830,144	$(1,126,991)	$703,153

Aggregate amortization expense for intangible assets was $80.3 million and $71.5 million for the three months ended March 31, 2009 and 2010, respectively.

Note 4 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker to evaluate segment performance and the availability of separate financial information. We operate two primary operating segments: Marketplaces and Payments. Historically, we had a Communications segment that consisted of Skype. On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype’s operating results are not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2009 results through the date of sale. Our non-controlling interest in Skype is accounted for under the equity method of accounting. As such, our proportionate share of the net income (loss) of Skype will be recognized on a one quarter lag as a component of interest and other income, net in our condensed consolidated statement of income.

The following tables summarize the financial performance of our operating segments:

	Three Months Ended March 31, 2009
	Marketplaces	Payments	Communications	Consolidated
	(In thousands)
Net revenues from external customers	$1,224,449	$642,958	$153,179	$2,020,586
Direct costs	671,614	530,969	116,915	1,319,498

Direct contribution	$552,835	$111,989	$36,264	701,088

Operating expenses and indirect costs of net revenues				278,324

Income from operations				422,764
Interest and other income, net				18,092

Income before income taxes				$440,856

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended March 31, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net revenues from external customers	$1,386,795	$809,262	$2,196,057
Direct costs	803,964	626,685	1,430,649

Direct contribution	$582,831	$182,577	765,408

Operating expenses and indirect costs of net revenues			276,799

Income from operations			488,609
Interest and other income, net			6,046

Income before income taxes			$494,655

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

Note 5 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2010:

Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$3,999,818	$3,999,818	$—

Total cash and cash equivalents	3,999,818	3,999,818	—

Short-term investments:
Restricted cash	29,123	29,123	—
Corporate debt securities	73,140	—	73,140
Government and agency securities	109,807	—	109,807
Time deposits	310,418	—	310,418
Equity instruments	421,498	421,498	—

Total short-term investments	943,986	450,621	493,365

Derivatives	362	—	362

Long-term investments:
Restricted cash	985	985	—
Corporate debt securities	457,183	—	457,183
Government and agency securities	249,360	—	249,360
Time deposits and other	1,583	—	1,583

Total long-term investments	709,111	985	708,126

Total financial assets	$5,653,277	$4,451,424	$1,201,853

Liabilities:

Derivatives	$5,710	$—	$5,710

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$3,593,003	$3,593,003	$—

Total cash and cash equivalents	3,593,003	3,593,003	—

Short-term investments:
Restricted cash	31,450	31,450	—
Corporate debt securities	121,360	—	121,360
Government and agency securities	113,260	—	113,260
Time deposits	277,070	—	277,070
Equity instruments	391,758	391,758	—

Total short-term investments	934,898	423,208	511,690

Derivatives	27,208	—	27,208

Long-term investments:	—	—	—
Restricted cash	805	805	—
Corporate debt securities	1,071,541	—	1,071,541
Government and agency securities	189,370	—	189,370
Time deposits and other	5,339	—	5,339

Total long-term investments	1,267,055	805	1,266,250

Total financial assets	$5,822,164	$4,017,016	$1,805,148

Liabilities:

Derivatives	$4,914	$—	$4,914

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of December 31, 2009, and March 31, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

In addition to the long-term investments noted above, we had approximately $672.7 million and $710.5 million of cost and equity method investments included in long-term investments on our condensed consolidated balance sheet at December 31, 2009 and March 31, 2010, respectively.

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2010, we had a total of $2.7 billion in cash withdrawals offsetting our $2.7 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Other financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, accounts payable, funds payable, and amounts due to customers are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 — Derivative Instruments

We have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency exchange contracts that qualify as cash flow hedges, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily from revenue and intercompany transactions denominated in certain foreign currencies. All outstanding derivatives that qualify for hedge accounting are recognized on the balance sheet at fair value, and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. We also hedge our exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in interest and other income, net, in the condensed consolidated statement of income. Our derivatives program is not designed or operated for trading or speculative purposes.

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

Fair Value of Derivative Contracts: The fair value of our outstanding derivative instruments was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$27	$27,102	$4,848	$3,800
Foreign exchange contracts not designated as hedging instruments	335	106	862	1,114

Total fair value of derivative instruments	$362	$27,208	$5,710	$4,914

Effect of Derivative Contracts on Accumulated Other Comprehensive Income: The following table represents the activity of derivative contracts that qualify for hedge accounting as of December 31, 2009 and March 31, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2010:

	December 31, 2009	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to income (effective portion)	March 31, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$(4,821)	$30,697	$(2,574)	$23,302

Effect of Derivative Contracts on Condensed Consolidated Statement of Income: The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended
	March 31, 2009	March 31, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$14,151	$(2,574)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other income, net	21,651	377

Total gain (loss) recognized from derivative contracts in the consolidated statement of income	$35,802	$(2,197)

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 — Commitments and Contingencies

Credit Agreement

As of March 31, 2010, there were no amounts outstanding under our $1.8 billion unsecured revolving credit facility and we were in compliance with the financial covenants in the credit agreement.

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. A hearing took place in September 2009 regarding our compliance with the injunction and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we could do a better job of enforcing the injunction. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, for “tester” and other not for resale consumer products listed on our websites by third parties, for the alleged misuse of trademarks in listings, for alleged violations of selective distribution channel laws, for alleged violations of parallel import laws, for alleged non-compliance with consumer protection laws or in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L’Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L’Oréal (UK) Ltd v. eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L’Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice has released its certification request to the European Court of Justice. We have filed our briefs before the European Court of Justice. A decision is not expected before 2011. The case was originally filed in July 2007. L’Oréal’s complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for resale products). Additionally, L’Oréal claimed that eBay’s use of L’Oréal brands on its website, in its search engine and in sponsored links, and purchase of L’Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L’Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as currently operated was insufficient to prevent such infringement. Other damages claimed were to be specified after the liability stage of the proceedings.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2010, the U.S. Second Circuit Court of Appeals upheld the decision of the trial court that eBay was not liable to Tiffany & Co. for direct or contributory trademark infringement and that generalized knowledge of alleged counterfeiting was not sufficient to cause intermediaries to be liable where there was no “willful blindness” by the intermediary to the problem. The Court remanded to the District Court the issue of false advertising. In June 2004, Tiffany (NJ) Inc. and Tiffany & Co. filed a lawsuit in the U.S. District Court for the Southern District of New York (No. 04 Civ. 4607 (NRB)) claiming that eBay was liable for contributory trademark infringement, false advertising, unfair competition and various related claims based on the listing of alleged counterfeit Tiffany silver jewelry on the eBay website by third parties. The suit sought an injunction, lost profits, punitive damages and attorneys’ fees. A bench trial took place in November 2007 and in a ruling in July 2008, the trial court rejected Tiffany’s claims, finding that the burden of enforcing trademarks is on the trademark owner and that eBay’s anti-counterfeiting efforts are sufficient under the law.

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference hearing. The claim construction hearing and trial dates have not yet been set. Net2Phone has filed a motion to transfer venue to Western District of Arkansas in an attempt to consolidate the case with a separate, pending case. The U.S. Patent and Trademark Office has accepted reexamination on all five Net2Phone patents that are the subject of the lawsuit and has preliminarily rejected all claims in all of the patents. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs’ motion on class certification and our motion for summary judgment were heard by the court in December 2009. In March 2010, the District Court granted our motion for summary judgment, denied plaintiffs’ motion for class certification as moot, and entered judgment in favor of us. Plaintiffs have filed a notice of appeal.

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

eBay’s Korean subsidiary, IAC, has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 147,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. On January 14, 2010, the court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed to the Seoul High Court, where it will be heard de novo.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces and Payments businesses. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 8 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the three-month period ended March 31, 2010:

Shares
(In thousands)
Outstanding at January 1, 2010	54,048
Granted	6,480
Exercised	(3,049)
Forfeited/expired/cancelled	(2,612)

Outstanding at March 31, 2010	54,867

The weighted average exercise price of stock options granted during the period was $23.90 per share and the related weighted average grant date fair value was $6.69 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit (“RSU”) activity for the three-month period ended March 31, 2010:

Units
(In thousands)
Outstanding at January 1, 2010	42,241
Awarded	12,456
Vested	(8,962)
Forfeited	(998)

Outstanding at March 31, 2010	44,737

The weighted average grant date fair value for RSUs awarded during the period was $23.87 per share.

Nonvested Share Activity

There was no material activity related to our nonvested shares for the three-month period ended March 31, 2010.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2009 and 2010 was as follows:

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Cost of net revenues	$14,784	$13,034
Sales and marketing	33,686	28,491
Product development	30,679	27,164
General and administrative	34,697	33,380

Total stock-based compensation expense	$113,846	$102,069

Capitalized in product development	$2,295	$2,370

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
Risk-free interest rates	1.6%	1.5%
Expected lives (in years)	3.8	3.4
Dividend yield	0%	0%
Expected volatility	47%	36%

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

Note 9 — Restructuring

2009 Customer Service Consolidation

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. As previously announced, the consolidation will potentially impact approximately 1,100 employees. In connection with this consolidation, we estimate that we will incur aggregate costs of $45.0 million to $55.0 million. During the first quarter of 2010, we incurred restructuring charges of $8.6 million. Since the inception of the plan, we have incurred $35.2 million in restructuring related charges. We expect to complete these activities by mid-2010.

The following table summarizes the restructuring and other related costs by segment recognized during the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$6,615	$692	$7,307	$8,531	$38	$8,569
Payments	(709)	13	(696)	—	—	—

	$5,906	$705	$6,611	$8,531	$38	$8,569

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the restructuring activity during the three months ended March 31, 2010:

	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Accrued liability as of January 1, 2010	$8,827	$2,082	$10,909
Charges	8,531	38	8,569
Payments	(2,773)	(723)	(3,496)
Adjustment	(252)	3	(249)

Accrued liability as of March 31, 2010	$14,333	$1,400	$15,733

In the table above, adjustments reflect the impact of foreign currency translation.

Note 10 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the three-month period ended March 31, 2010:

(In thousands)
Gross amounts of unrecognized tax benefits as of January 1, 2010	$838,616
Increases related to prior period tax positions	2,378
Decreases related to prior period tax positions	(13,804)
Increases related to current period tax positions	28,681
Settlements	(13,073)

Gross amounts of unrecognized tax benefits as of March 31, 2010	$842,798

As of December 31, 2009 and March 31, 2010, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net.

The total liabilities for unrecognized tax benefits and the increase in these liabilities in 2010 relate primarily to the allocations of revenue and costs among our global operations partially offset by the impact of tax rulings made during the period affecting our tax positions. Over the next 12 months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2009 and March 31, 2010 was approximately $90.5 million and $85.7 million, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2008 tax years. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Switzerland and Singapore. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. Although timing of the resolution of these audits are uncertain, we do not believe it is reasonably likely that the total amount of the unrecognized tax benefits as of March 31, 2010 will materially change in the next 12 months.

Note 11 — Skype-Related Transaction

During the three months ended March 31, 2010, Skype paid in full the subordinated note receivable of $125.0 million, which we held as a result of the sale of Skype to an investor group in November 2009, and senior debt securities of $50.0 million. As a result of the payment, we recorded a gain of approximately $22.8 million in interest and other income, net, which had a $13.7 million impact on net income. As of March 31, 2010, we reinvested approximately $91.4 million in new senior debt securities issued by Skype, which are reflected in other assets on our condensed consolidated balance sheet. These securities mature in five years and offer a variable interest rate based on LIBOR.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

We currently operate two primary business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com) and our apartment listing service platform (Rent.com), as well as our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A (“Skype”). On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype’s operating results are not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2009 results through the date of sale. Our non-controlling interest in Skype is accounted for under the equity method of accounting.

For the three months ended March 31, 2010, net revenues increased 9% to $2.2 billion compared to the same period of the prior year due primarily to growth in the Payments and Marketplaces businesses, as well as a positive impact from foreign currency movements against the U.S. dollar. For the three months ended March 31, 2010, our operating margin increased to 22% compared to 21% in the same period of the prior year due primarily to productivity gains and lower amortization costs associated with our acquired intangible assets, partially offset by faster growth in our lower margin PayPal business and lower take rates. Our Payments segment margin increased 5 percentage points on a year-over-year basis due primarily to improvements in operating leverage and transaction margin as well as the impact from certain one-time items. Our Payments transaction margin was favorably impacted by the shift of certain customer protection program costs from Payments to Marketplaces. Our Marketplaces segment margin decreased 3 percentage points on a year-over-year basis due primarily to reinvestments in our turnaround initiatives, including our customer protection programs in the U.S. and U.K., and the inclusion of Gmarket. For the three months ended March 31, 2010, our diluted earnings per share increased $0.02 to $0.30 compared to the same period of the prior year, driven primarily by improvement in our operating margin noted above. For the three months ended March 31, 2010, we generated cash flow from operations of approximately $418.3 million, down $250.2 million from the same period of the prior year due primarily to cash paid for income taxes related to a legal entity restructuring completed in 2009 and a higher employee bonus payment.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, gross merchandise volume (GMV), GMV excluding vehicles, number of sold items, net total payment volume (TPV), net number of payments, free cash flow, and revenue excluding acquisitions and foreign currency impact.

Outlook

We expect net revenues in 2010 to benefit from continuing GMV and net TPV momentum, partially offset by foreign currency movements. We continue to see signs of improvement in our Marketplaces business, which is exhibiting modest acceleration in certain key metrics. We expect continued strong growth in our Payments business. For the remainder of 2010, we expect pressure on operating results from a stronger U.S. dollar. We will continue to focus on driving operational efficiencies designed to enable us to reallocate resources into strategies and initiatives that we believe will directly benefit our customers and increase activity on our platforms.

Results of Operations

Summary of Net Revenues

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

We generate the majority of our revenue internationally and, accordingly, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. For the three months ended March 31, 2010, foreign currency movements against the U.S. dollar positively impacted net revenues by approximately $88.2 million compared to the same period of the prior year. On a business segment basis for the three months ended March 31, 2010, foreign currency movements against the U.S. dollar positively impacted Marketplaces and Payments net revenues by approximately $72.3 million and $15.9 million, respectively, compared to the same period of the prior year. Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, website that displays advertising, other service provider or, until the sale of Skype on November 19, 2009, the Skype user’s Internet protocol address, as the case may be, is located.

The following table sets forth the breakdown of net revenues by type, segment and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,033,827	$1,172,939	13%
Payments	604,833	766,572	27%
Communications	143,238	—	N/A

Total net transaction revenues	1,781,898	1,939,511	9%
Marketing services and other revenues
Marketplaces	190,622	213,856	12%
Payments	38,125	42,690	12%
Communications	9,941	—	N/A

Total marketing services and other revenues	238,688	256,546	7%

Total net revenues	$2,020,586	$2,196,057	9%

Net Revenues by Segment:
Marketplaces	$1,224,449	$1,386,795	13%
Payments	642,958	809,262	26%
Communications	153,179	—	N/A

Total net revenues	$2,020,586	$2,196,057	9%

Net Revenues by Geography:
U.S.	$968,584	$1,004,211	4%
International	1,052,002	1,191,846	13%

Total net revenues	$2,020,586	$2,196,057	9%

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$10,796	$13,371	24%
GMV vehicles only (3)	2,075	2,021	(3)%

Total GMV (4)	$12,871	$15,392	20%
Payments Segment:
Net total payment volume (5)	$15,859	$21,348	35%

(1)	Rent.com, Shopping.com and eBay’s classifieds websites are not included in these metrics.
(2)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction, excluding vehicles gross merchandise volume.
(3)	Total value of all successfully closed vehicle transactions between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.
(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.
(5)	Total dollar volume of payments, net of payment reversals, successfully completed through our Payments network or on Bill Me Later accounts during the period, excluding PayPal’s payment gateway business.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentage changes)
2008*
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Percent change from prior quarter	1%	0%	(4)%	(4)%
2009*
Net revenues	$2,020,586	$2,097,992	$2,237,852	$2,370,932
Percent change from prior quarter	(1)%	4%	7%	6%
2010*
Net revenues	$2,196,057	N/A	N/A	N/A
Percent change from prior quarter	(7)%

*	On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype’s revenue is not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2008 and 2009 results through the date of sale. See “Note 4—Segments” to the condensed consolidated financial statements included in this report.

We expect transaction activity patterns on our websites to mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $139.1 million, or 13%, while GMV excluding vehicles increased 24% during the first quarter of 2010 compared to the same period in the prior year. The increase in net transaction revenues was due primarily to the inclusion of revenues generated from Gmarket (acquired June 2009) and the positive impact of foreign currency movements against the U.S. dollar, as well as growth in StubHub, partially offset by our U.S. buyer loyalty programs and pricing initiatives (including larger discounts to our highest-rated sellers), which are recorded as a reduction in revenue.

Marketplaces net transaction revenues earned internationally totaled $530.6 million and $677.5 million during the first quarter of 2009 and 2010, respectively, representing 51% and 58% of total Marketplaces net transaction revenues during those respective periods. The increase in international net transaction revenues was due primarily to the inclusion of revenues generated from Gmarket (acquired June 2009) and foreign currency movements against the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $161.7 million, or 26%, during the first quarter of 2010 compared to the same period in the prior year. The increase was due primarily to net TPV growth of 35% during the first quarter of 2010 compared to the same period of the prior year, partially offset by lower take rates due primarily to a shift to larger merchants in our Merchant Services business. The increase in net TPV during the first quarter of 2010 was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV experienced 49% growth during the first quarter of 2010 compared to the same period of the prior year and represented 59% of PayPal’s net TPV. The increase in our Merchant Services business was due primarily to an increase in PayPal’s revenue from its existing customer base of merchants as well as an increase in the number of online merchants offering PayPal as a payment option.

Payments net transaction revenues earned internationally totaled $267.0 million and $359.9 million during the first quarter of 2009 and 2010, respectively, representing 44% and 47% of total Payments net transaction revenues during those respective periods.

Communications Net Transaction Revenues

On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype’s revenue is not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2009 results through the date of sale.

Marketing Services and Other Revenues

Marketing services and other revenues increased $17.9 million, or 7%, during the first quarter of 2010, compared to the same period of the prior year, and represented 12% of total net revenues in both the first quarter of 2010 and 2009. The increase in marketing services and other revenues during the first quarter of 2010 was due primarily to an increase in revenues attributable to our classifieds business and to advertising.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended		Change from 2009 to 2010
	March 31, 2009	March 31, 2010	in Dollars	in %
	(In thousands, except percentages)
Cost of net revenues:
Marketplaces	$215,742	$260,887	$45,145	21%
As a percentage of total Marketplaces net revenues	17.6%	18.8%
Payments	281,003	345,668	64,665	23%
As a percentage of total Payments net revenues	43.7%	42.7%
Communications	76,641	—	(76,641)	N/A
As a percentage of total Communications net revenues	50.0%	N/A

Total cost of net revenues	$573,386	$606,555	$33,169	6%

As a percentage of net revenues	28.4%	27.6%

Cost of Net Revenues

Cost of net revenues consists primarily of costs associated with payment processing, customer support and site operations and Skype telecommunications (through November 2009). Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, Bill Me Later related interest charges, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $45.1 million, or 21%, during the first quarter of 2010, compared to the same period of the prior year. The increase during the first quarter of 2010 was due primarily to costs attributable to Gmarket (acquired June 2009) and higher revenue. Marketplaces cost of net revenues increased as a percentage of Marketplaces net revenues during the first quarter of 2010 compared to the same period of the prior year due primarily to the addition of Gmarket and faster growth in our lower margin businesses, such as StubHub.

Payments

Payments cost of net revenues increased $64.7 million, or 23%, during the first quarter of 2010, compared to the same period of the prior year. The increase in cost of net revenues was primarily due to the impact of our growth in net TPV. Payments cost of net revenues as a percentage of Payments net revenues decreased during the first quarter of 2010 compared to the same period of the prior year due primarily to improved leverage of our existing site operations and customer support infrastructure, partially offset by lower take rates.

Communications

On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype’s cost of net revenue is not consolidated in our 2010 results.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended		Change from 2009 to 2010
	March 31, 2009	March 31, 2010	in Dollars	in %
	(In thousands, except percentage changes)
Sales and marketing	$403,316	$446,161	$42,845	11%
Product development	201,516	210,139	8,623	4%
General and administrative	268,291	276,743	8,452	3%
Provision for transaction and loan losses	81,234	106,029	24,795	31%
Amortization of acquired intangible assets	63,468	53,252	(10,216)	(16)%
Restructuring	6,611	8,569	1,958	30%
Interest and other income, net	18,092	6,046	(12,046)	(67)%
Provision for income taxes	83,743	97,002	13,259	16%

Sales and Marketing

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentages)
Sales and marketing	$403,316	$446,161	11%
As a percentage of net revenues	20.0%	20.3%

Sales and marketing expenses consist primarily of advertising costs, marketing programs, employee compensation, facilities costs and depreciation on equipment.

Sales and marketing expense increased $42.8 million, or 11%, during the first quarter of 2010, compared to the same period of the prior year, due primarily to higher marketing program costs and employee-related expenses (including consultant costs, facility costs and equipment-related costs). The increase in costs attributable to Gmarket (acquired June 2009) was partially offset by the exclusion of costs attributable to Skype (sold November 2009).

Product Development

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentages)
Product development	$201,516	$210,139	4%
As a percentage of net revenues	10.0%	9.6%

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $26.0 million and $27.1 million in the first quarter of 2009 and 2010, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $8.6 million, or 4%, during the first quarter of 2010, compared to the same period of the prior year. The increase in dollars was due primarily to an increase in employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities - search, catalog, platform, and user experience - and the inclusion of costs attributable to Gmarket (acquired June 2009), partially offset by a decrease in costs attributable to Skype (sold November 2009).

General and Administrative

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentages)
General and administrative	$268,291	$276,743	3%
As a percentage of net revenues	13.3%	12.6%

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, legal settlement costs, insurance and professional fees.

General and administrative expenses increased $8.5 million, or 3%, during the first quarter of 2010, compared to the same period of the prior year. The increase was primarily due to an increase in employee-related expenses (including consultant costs, facility costs, equipment-related costs and payroll taxes on employee stock options) of $26.2 million and inclusion of costs attributable to Gmarket (acquired June 2009), partially offset by a decrease in legal expenses of $14.6 million and the exclusion of costs attributable to Skype (sold November 2009). Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

Provision for Transaction and Loan Losses

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentages)
Provision for transaction and loan loss	$81,234	$106,029	31%
As a percentage of net revenues	4.0%	4.8%

Provision for transaction and loan losses primarily consists of bad debt expense associated with our accounts receivable balance, loan reserves associated with our principal loan receivable balance and PayPal transaction loss expense, as well as our losses resulting from our customer protection programs.

Provision for transaction and loan losses increased by $24.8 million, or 31%, during the first quarter of 2010, compared to the same period of the prior year. The increase was due primarily to higher costs associated with our customer protection programs, including the recent launch of eBay’s Buyer Protection program, as well as increases in GMV excluding vehicles and TPV, partially offset by improvements to PayPal’s transaction loss rates (in part due to the substitution of eBay’s Buyer Protection Program for prior PayPal programs). We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions and our customer protection programs.

Amortization of Acquired Intangible Assets

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentages)
Amortization of acquired intangible assets	$63,468	$53,252	(16)%
As a percentage of net revenues	3.1%	2.4%

From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. Amortization of acquired intangibles assets is also impacted by our sale activity and timing of fully amortized acquired intangible assets.

The decrease in amortization of acquired intangible assets during the first quarter of 2010 compared to the same period of the prior year was due primarily to our purchase of Gmarket (acquired June 2009), our sale of Skype (sold November 2009) and the timing of fully amortizing acquired intangible assets.

Restructuring

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentages)
Restructuring	$6,611	$8,569	30%
As a percentage of net revenues	0.3%	0.4%

Restructuring expenses increased $2.0 million, or 30%, during the first quarter of 2010, compared to the same period of the prior year. The restructuring charges incurred during both periods related primarily to employee severance and benefits.

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. As previously announced, the consolidation will potentially impact approximately 1,100 employees. In connection with the consolidation, we estimate that we will incur aggregate costs of $45.0 million to $55.0 million. During the first quarter of 2010, we incurred restructuring charges of $8.6 million. Since the inception of the plan, we have incurred $35.2 million in restructuring related charges. We expect to complete these activities by mid-2010. See “Note 9 — Restructuring” to the condensed consolidated financial statements included in this report.

Interest and Other Income, Net

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentages)
Interest and other income , net	$18,092	$6,046	(67)%
As a percentage of net revenues	0.9%	0.3%

Interest and other income, net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, interest expense consisting of interest charges on the amount drawn under our credit agreement and certain accrued contingencies. Interest and other income, net excludes interest expense related to Bill Me Later, which is included in cost of net revenues.

Interest and other income, net decreased $12.0 million, or 67%, during the first quarter of 2010, compared to the same period of the prior year. The decrease in interest and other income, net was due primarily to charges associated with the sale of Skype that were finalized during the quarter and losses from our portion of investments accounted for under the equity method of accounting, partially offset by a gain on the repayment in full of the Skype note receivable and senior debt securities.

Provision for Income Taxes

	Three Months Ended		Percent Change
	March 31, 2009	March 31, 2010
	(In thousands, except percentages)
Provision for income taxes	$83,743	$97,002	16%
Effective tax rate	19%	20%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and tax credits that lower the effective tax rate, offset by state taxes, subsidiary losses for which we have not provided a benefit and other factors that impact the effective tax rate.

The increase in our effective tax rate during the first quarter of 2010 compared to the same period of the prior year was due to a change in our geographic mix of earnings, including the impact of our sale of Skype, stronger earnings in the U.S. and the tax impact of the gain on the repayment in full of the Skype note receivable and senior debt securities, partially offset by a tax benefit from a ruling issued by a tax authority.

From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, as well as the long- term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex in nature and the impact of such transactions on future periods may be difficult to estimate. In 2009, we completed a legal entity restructuring as a result of which we transferred approximately $1.1 billion in cash to the U.S. The tax impact of this restructuring was included in our 2009 provision for income taxes. As a result of this transaction, we made cash payment for taxes of approximately $207.4 million during the first quarter of 2010. See “Liquidity and Capital Resources – Cash Flows – Operating activities” below.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$668,527	$418,262
Investing activities	(52,059)	(700,969)
Financing activities	(614,520)	(7,390)
Effect of exchange rates on cash and cash equivalents	(133,717)	(116,718)

Net decrease in cash and cash equivalents	$(131,769)	$(406,815)

Operating Activities

We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2009 and 2010 due primarily to non-cash charges to earnings and changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The decrease in cash provided by operating activities during the three months ended March 31, 2010 compared to the same period of the prior year was due primarily to cash paid for taxes of $207.4 million related to a legal entity restructuring completed in the fourth quarter of 2009 and a higher employee bonus payment.

Investing Activities

The net cash used in investing activities of $701.0 million in the first three months of 2010 was due primarily to net cash paid for the purchases of investments of $684.9 million and purchases of property and equipment of $152.3 million, partially offset by proceeds of $125.0 million from the Skype note receivable. The net cash used in investing activities of $52.1 million in the first three months of 2009 was due primarily to cash paid for the purchases of property and equipment of $90.9 million and net purchases of investments of $7.7 million, partially offset by $46.2 million in cash received from principal loans receivable, net of collections, that were related to Bill Me Later.

Financing Activities

The net cash used in financing activities of $7.4 million in the first three months of 2010 was due primarily to $70.5 million in cash paid for tax withholdings related to net share settlements of RSUs and nonvested share awards, partially offset by proceeds of $42.1 million from the issuance of common stock in connection with the exercise of stock options and $21.0 million in excess tax benefits from stock-based compensation. The net cash flows used in financing activities of $614.5 million in the three months of 2009 was due primarily to the repayment of $600.0 million in borrowings under our credit agreement.

The negative effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2009 and 2010 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro.

Stock Repurchases

In January 2008, our Board authorized, and we announced, a stock repurchase program of up to $2.0 billion of our common stock. During the three months ended March 31, 2010, we did not repurchase any shares of our common stock. As of March 31, 2010, we had the ability to repurchase up to $656.5 million under this stock repurchase program.

Credit Agreement

As of March 31, 2010, there were no amounts outstanding under our $1.8 billion credit agreement.

Liquidity and Capital Resource Requirements

At March 31, 2010, we had cash and cash equivalents and non-equity investments of $5.4 billion, compared to $5.2 billion at December 31, 2009. At March 31, 2010, we held balances in cash, cash equivalents and non-equity investments outside the U.S. in certain of our foreign operations totaling approximately $4.3 billion. If these cash and cash equivalents were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions and money market funds that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We believe that our existing cash and cash equivalents, together with cash expected to be generated from operations and cash available through our credit agreement, will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of receivables from loans and stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2010, we had a total of $2.7 billion in cash withdrawals offsetting our $2.7 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Customer balances held as direct claims against us, primarily PayPal, are included on our condensed consolidated balance sheet in “funds receivable and customer accounts” with an offsetting current liability in “funds payable and amounts due to customers,” and totaled approximately $1.6 billion as of March 31, 2010 and $1.5 billion as of December 31, 2009. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) on behalf of U.S. customers and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $2.5 billion and $2.2 billion as of March 31, 2010 and December 31, 2009, respectively. The PayPal Money Market Fund is invested in a portfolio managed by Barclays Global Fund Advisors.

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

Recent Accounting Pronouncements

See “Note 1 — The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009. Our market risk profile has not changed significantly during the first three months of 2010.

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

Investment Risk

As of March 31, 2010, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 55% of our total cash, cash equivalents and investment portfolio. As of March 31, 2010 our cash and cash equivalents were held primarily in bank deposits and money market funds. As of March 31, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

The information set forth under “Note 7 — Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

•

the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); the discontinuation of certain optional seller listing features and loss of associated revenues; new algorithms for determining which listings appear at the top of searches; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; incentives and rewards for top sellers, including pricing discounts; increased protection for buyers; lower insertion fees for, and extended duration of, listings of fixed-price items; shipping and handling limits on certain categories of items (e.g., media); requiring sellers to accept at least one approved payment method (and restricting sellers from referencing non-permitted payment methods, including paper forms of payment such as checks and money orders), on eBay.com in the U.S. for most categories of items; changes intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs, requiring sellers to provide additional key information intended to set buyer expectations and help reduce seller costs, changes to performance standards and/or rewards for sellers (including the creation of a new top-rated seller status); changes to the dispute resolution process (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal); and the adoption in the U.S. of a single fixed price format, which includes making listings previously available under our store inventory format accessible through our search algorithms, and changes to our fee structure, including new standard fees and, for a monthly subscription fee, eBay Stores packages with discounted fees;

•

our ability to improve the quality of the user experience on our websites (including our customer support in the event of a problem) in light of the improved quality generally of the user experience offered by competitive Internet merchants;

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

Growth rates of our Marketplaces businesses in some of our most established markets have been slower than that for ecommerce generally and have declined in certain periods. Despite our efforts to stem this loss of market share in these and other markets, we may not be successful. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our websites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce websites has significantly increased, ranging from improved user experience to greater ease of buying goods to lower (or no) shipping costs to faster shipping times. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.

We have announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed. We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will become less meaningful to, and used less frequently by, our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers will become eligible for such discounts.

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

Our Marketplaces and Payments businesses are dependent on consumer purchases. The current economic downturn has resulted in reduced buyer demand and reduced selling prices and may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our PayPal payment service, all of which would adversely affect our business. In addition, the economic downturn has adversely affected our advertising revenues and may continue to require us to increase our reserves for bad debt and transaction losses. Continuing poor economic conditions will likely continue or exacerbate these trends. In the event of the bankruptcy of a merchant that sells goods or services in advance of the date of their delivery or use (such as airline, cruise or concert tickets), PayPal could be liable to the buyers of such goods or services either through its buyer protection program or through chargebacks.

We are exposed to fluctuations in currency exchange rates and interest rates.

        Because we conduct the majority of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies, as happened in the first quarter of 2010. Net revenues in the three months ended March 31, 2010 were positively impacted by foreign currency translation of $88.2 million compared to the same period of the prior fiscal year. Operating income for the fiscal year ended December 31, 2009 and the first three months ended March 31, 2010 was positively impacted by foreign currency translation of $37.4 million, compared to the same period of the prior fiscal year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances, which in turn has materially lowered our net interest income.

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

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1 — Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S., Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany, Louis Vuitton Malletier and Christian Dior Couture in France, L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items, or for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and could adversely affect our business. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded the plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We have taken measures to comply with the injunction and have appealed these rulings. A subsequent ruling fined us EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated we should employ additional measures to enforce the injunction. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business.

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

Although we have prohibited the listing of illegal and stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or the unlawful sale of goods could harm our business. Certain manufacturers and large retailers have sought new U.S. federal and state legislation regarding stolen goods that could limit our ability to allow sellers to use our sites without confirming the source of, and their legal rights to sell, the underlying goods. In addition, from time to time we have received significant media attention relating to the listing or sale of illegal goods and stolen goods using our services. This negative publicity could damage our reputation, diminish the value of our brand names and make users reluctant to use our services.

PayPal’s payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal. Any resulting claims or liabilities could harm our business.

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

A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We currently face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the safety of transactions on our websites, most notably by requiring PayPal to be offered and/or used for certain high-risk transactions or by certain sellers in certain jurisdictions, and we may face similar inquires from other government regulators in the future. For example, the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. The Australian Competition and Consumer Commission is currently reviewing the same matters. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later’s business practices by state or federal regulators. As a result of the recent credit crisis, some new laws have been passed and we expect additional new laws and regulations to be adopted that impose, among other things, additional obligations and restrictions on providers of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

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

In April 2009, we announced plans to change the dispute resolution process (which we refer to as “resolutions”) for transactions on eBay.com and eBay.co.uk in which a buyer claims the item was not received or the item they received was different from that described in the listing. Previously, buyers with an issue on our eBay.com and eBay.co.uk platform were generally required to contact the seller directly, and, if they were unable to resolve the issue, to start the resolutions process online via PayPal’s resolution center. We are transitioning to a new, on-eBay resolutions process provided by eBay customer support, which will serve as the primary entry point for buyers on eBay.com and eBay.co.uk who are unable to resolve their disputes with eBay sellers. Among other things, the new resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item’s purchase price (including original shipping costs), in cases where the item was not received or the item they received was different from that described in the listing, and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller’s PayPal accounts or other payment methods.

Our costs associated with resolutions have increased as a result of these changes to our resolutions policies and process. These changes, together with any further changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, our sellers. These changes may also result in an increase in buyer fraud and associated transaction losses. In addition, eBay does not have the same level of rights of recoupment against sellers as PayPal, which may result in higher costs to operate the program.

Failure to deal effectively with bad transactions and customer disputes would increase our loss rate and harm our business.

Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces. These changes to PayPal’s buyer and seller protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the fiscal year ended December 31, 2009 and three months ended March 31, 2010, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $180.9 million and $38.0 million, representing 0.25% and 0.18% of our net total payment volume in each period, respectively. In addition, in 2009 we changed the dispute resolution process for transactions on eBay.com and eBay.co.uk, which are described in greater detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate” and which could result in an increase in our combined eBay and PayPal transaction losses.

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

PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in PayPal losing the right to accept credit cards for payment, which would materially and adversely affect our business. In addition, if PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease and result in corresponding decreases in our net total payment volume, in which case our business would further suffer. Bill Me Later is similarly subject to the risk of fraudulent activity associated with merchants, users of the Bill Me Later service and third parties handling its user information, which could increase our exposure to transaction losses and adversely affect Bill Me Later’s business. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

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

Governmental regulators worldwide are also looking at approaches intended to reduce online fraud. Some of the current proposals (e.g., two-factor authentication in France) could increase our costs and require us to change our business practices in ways that would harm our business.

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

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time (most recently involving our StubHub website in early 2010). We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding Shopping.com, our classified websites (e.g., eBay Classifieds, Kijiji, Marktplaats and Den Blå Avis), StubHub, Bill Me Later and Gmarket, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently-changing rules that govern their pricing, availability and placement of online advertisement (e.g., paid search, keywords), and changes to these rules could negatively affect our use of online advertising to promote our brands. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as Bill Me Later and StubHub, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles). Recent financial and political events may increase the level of regulatory scrutiny on large companies in general and financial services companies in particular.

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

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The authority alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. Although we have this lawsuit in the lower court, this decision is being appealed. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers. We intend to vigorously defend against these lawsuits. However, this and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items for some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law in the Louis Vuitton Malletier litigation for transactions on our websites worldwide that did not involve French buyers or sellers (see “Item 1— Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

In light of the global financial crisis, federal lawmakers in Washington, D.C., have pursued the overhaul of regulations related to the oversight of consumer financial products. In the event that such changes are adopted, they could potentially result in eBay Inc. being regulated as a financial services holding company, restrictions being imposed on the nonfinancial activities of companies holding financial services companies, or PayPal becoming subject to a new federal financial services regulator and accompanying laws and regulations as well as increased regulatory scrutiny based on its new or existing businesses, products and offerings, which could impose substantial costs on us and could require us to change our business practices in ways that would harm our business.

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

        In markets other than the U.S., the EU, Australia and China, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have jurisdiction over Singapore-based PayPal Private Ltd, may use their local regulatory power to interfere with, slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market. The Reserve Bank of India has asserted that PayPal’s offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank. The Reserve Bank directed the Indian affiliate of PayPal’s processing bank to suspend all withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time and may again impose such a suspension if it is not satisfied with PayPal’s corrective actions. PayPal has suspended personal non-commercial payments to Indian accounts, and intends to apply for a license from the Reserve Bank of India, but PayPal could be subject to fines from the Reserve Bank for the period of operation without a license, and PayPal’s prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.

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

Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% of our net revenues in both the fiscal year ended December 31, 2009 and the three months ended March 31, 2010. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplace business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues for at least 12 months in most countries.

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

We maintain a portion of Shopping.com’s research and development facilities and personnel in Israel, and in 2008 we acquired Fraud Sciences Ltd., an Israeli company. As a result, political, economic and military conditions in Israel affect those operations. The future of peace efforts between Israel and its neighboring countries remains uncertain. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring countries or other entities could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of our employees in Israel could be required to serve in the military for extended periods of time under emergency circumstances. Our Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect our business.

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

Bill Me Later relies on third-party merchant processors and payment gateways to process transactions using the Bill Me Later service. For the year ended December 31, 2009 and three months ended March 31, 2010, approximately 80% and 70%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service. The Bill Me Later service is offered to a wide range of consumers, and the financial success of this business depends on CIT Bank, the chartered financial institution originating the loan, to manage credit risk. CIT Bank extends credit using Bill Me Later’s proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of a specific transaction for a specific customer. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to, among other factors, inaccurate assumptions about a particular consumer or the economic environment. The accuracy of the predictions and the ability of CIT Bank and Bill Me Later to manage credit risk may also be affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior and other factors. CIT Bank may also incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact Bill Me Later’s financial performance. In addition, the credit crisis and current recession in the U.S. may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including the transaction-based credit extended by CIT Bank to consumers who use the Bill Me Later service, which could impair the growth and profitability of the Bill Me Later business.

We anticipate that the volume of loans extended by CIT Bank in connection with the Bill Me Later’s service will increase as we begin to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. Like other businesses with significant exposure to losses from consumer loans, the Bill Me Later service faces the risk that after Bill Me Later purchases the receivables related to consumer loans, certain account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the credit loss rate, was approximately 10.66% and 9.49% for the fiscal year ended December 31, 2009 and the three months ended March 31, 2010, respectively. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. The age and rate of growth of the receivables related to a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. Consumers are less likely to miss their payments within the first 12 to 18 months of a loan’s term. Also worsening economic conditions typically result in fewer new loans and with fewer loans, the proportion of new loans will decrease and the rate of missed payments and charge-offs in the portfolio will increase, which has historically been the case with Bill Me Later.

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

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. North Carolina and Rhode Island have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. Colorado recently enacted new legislation that takes a slightly different approach by imposing a set of use tax collection notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid the State in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. While the new laws in New York, North Carolina, and Rhode Island and Colorado do not specifically apply to our businesses, the proliferation of such state legislation, particularly as many states seek to expand revenues generated from broader taxes, could adversely affect some of our sellers at some point in the future and indirectly harm our business. In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of distant sales tax by out-of-state sellers — bills have been introduced in the U.S. Congress to overturn the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Similar legislation may be considered by the current U.S. Congress as a way to enable states to increase sales tax revenues and help address significant state budgetary shortfalls caused by the economic downturn. The adoption of any legislation overturning the Quill decision that lacks a robust small business exemption would result in the imposition of sales taxes, as well as costs associated with complex sales tax collection, remittance and audit compliance requirements on our sellers, would make selling on our websites less attractive for small retailers, and would harm our business.

From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and filed suit to enforce collection of taxes they claim are due. In March 2009, the court ruled that StubHub is not required to collect and remit the city amusement tax. The City of Chicago requested reconsideration of this ruling and StubHub sought clarification of the ruling relative to the remaining counts as well. In August 2009, the court entered a final order dismissing the case against StubHub. In December 2009, the court also dismissed the case against eBay. Appeals in both the StubHub and eBay matters are currently pending. The application of similar existing or future laws could have adverse effects on our business.

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

Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions may be adopted that could limit or inhibit our ability to operate, or our users’ ability to continue to use, our tickets business. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions.

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. Suits alleging a variety of causes of actions have in the past, and may in the future, be filed against StubHub and eBay by venue owners, competitors, ticket buyers and unsuccessful ticket buyers. Such litigation could result in damage awards, could require us to change our business practices in ways that may be harmful to our business, or could otherwise negatively affect our tickets business. Our tickets business is also subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our sites and has negatively impacted revenue and profits. Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment (formerly Ticketmaster), AEG, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have recently begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the transferability of such event tickets. Ticketing service companies have also begun to use market-based pricing strategies or dynamic pricing to charge much higher prices that they historically have for premium tickets, Besides charging higher prices, these ticketing service companies have also imposed additional restrictions on transferability for these types of tickets, such as requiring customers to pickup these tickets at will-call with the purchasing credit card. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business would be harmed.

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

A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a noncontrolling equity stake), Google Merchant Center, Oodle.com and a number of International websites operated by Schibsted ASA. Our classifieds websites, including eBay Classifieds, Kijiji, Marktplaats, mobile.de, Gumtree, Den Blå Avis and BilBasen offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which they operate, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.

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

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Motors (Parts and Accessories) category include: Advanceautoparts.com, Auto Parts Warehouse, Autoanything.com, Autobytel Network, Automotix, AutoZone, Car Parts Wholesale, Discount Tire/America’s Tire, Interstate Battery, jcwhitney.com, Jegs.com, LemonFree.com, O’Reilly Auto Parts, Parts Train, Rockauto.com, tirerack.com, newspaper and online classifieds, used car dealers, swap meets, car clubs, and vehicle recyclers.

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

PayPal

The markets for PayPal’s product are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks starting to allow Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards, and bill pay networks. PayPal competes with existing online and offline payment methods, including, among others:

•

credit card merchant processors that offer their services to online merchants, including American Express, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource (which Visa has agreed to acquire) and Authorize.net (which has merged with CyberSource);

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

In addition, the economic downturn has reduced tax revenues for U.S. federal and state governments, and proposals to increase taxes from corporate entities are being considered at various levels of government. Among the options have been a range of proposals included in the tax and budget policies recommended to the U.S. Congress by the U.S. Department of the Treasury to modify the federal tax rules related to the imposition of U.S federal corporate income taxes for companies operating in multiple U.S. and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate. A number of U.S. states have likewise attempted to increase corporate tax revenues by taking an expansive view of corporate presence in order to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state. Many U.S. states are also altering their apportionment formulas in order to increase the amount of taxable income/loss attributable to their state from certain out-of-state businesses. Companies that operate over the Internet, such as eBay, are a target of some of these state efforts. If more states were successful in applying direct taxes to Internet companies that are not present in the state, this could increase of our effective tax rate.

We depend on the continued growth of online commerce.

The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. In countries such as the U.S., Germany, Korea and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means to our offerings, such as the retailer’s own website. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2010 was as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 1, 2010 - January 31, 2010		$—	—	$656,500,143
February 1, 2010 - February 28, 2010		$—	—	$656,500,143
March 1, 2010 - March 31, 2010	9,018	$—	—	$656,500,143

	9,018		—

(1)	In January 2008, our Board approved a stock repurchase program for $2.0 billion having no expiration date. There were no stock repurchases under our stock repurchase program during the three months ended March 31, 2010. As of March 31, 2010, $656.5 million remained available for further purchases under this repurchase program.
(2)	Represents shares of stock withheld from employees to satisfy tax obligations.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

	By:	/S/ JOHN DONAHOE
John Donahoe
President and Chief Executive Officer

Date: April 28, 2010

Principal Financial Officer:

	By:	/S/ ROBERT H. SWAN
Robert H. Swan
Senior Vice President and Chief Financial Officer

Date: April 28, 2010

Principal Accounting Officer:

	By:	/S/ PHILLIP P. DEPAUL
Phillip P. DePaul
Vice President, Chief Accounting Officer

Date: April 28, 2010

INDEX TO EXHIBITS

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of eBay’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of eBay’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of eBay’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of eBay’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.