Form 10-Q
period 2010-06-30
EBAY INC
filed 2010-07-23
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 15, 2010, there were 1,312,154,640 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

eBay Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2009	June 30, 2010
	(In thousands, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,999,818	$4,037,442
Short-term investments	943,986	860,440
Accounts receivable, net	407,507	388,925
Loans and interest receivable, net	622,846	647,316
Funds receivable and customer accounts	2,157,945	2,256,985
Other current assets	328,106	484,205

Total current assets	8,460,208	8,675,313
Long-term investments	1,381,765	1,827,886
Property and equipment, net	1,314,328	1,429,210
Goodwill	6,143,086	5,921,852
Intangible assets, net	767,812	610,224
Other assets	341,121	283,099

Total assets	$18,408,320	$18,747,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,412	$191,919
Funds payable and amounts due to customers	2,157,945	2,256,985
Accrued expenses and other current liabilities	981,784	977,958
Deferred revenue and customer advances	99,305	92,551
Income taxes payable	210,522	44,848

Total current liabilities	3,641,968	3,564,261
Deferred and other tax liabilities, net	929,143	967,177
Other liabilities	49,561	46,855

Total liabilities	4,620,672	4,578,293

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,297,799 and 1,311,921 shares outstanding	1,486	1,500
Additional paid-in capital	9,986,199	10,215,314
Treasury stock at cost, 188,251 and 188,266 shares	(5,377,258)	(5,377,618)
Retained earnings	8,359,117	9,168,962
Accumulated other comprehensive income	818,104	161,133

Total stockholders’ equity	13,787,648	14,169,291

Total liabilities and stockholders’ equity	$18,408,320	$18,747,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$2,097,992	$2,215,379	$4,118,578	$4,411,436
Cost of net revenues	591,773	615,371	1,165,159	1,221,926

Gross profit	1,506,219	1,600,008	2,953,419	3,189,510

Operating expenses:
Sales and marketing	464,500	478,236	867,816	924,397
Product development	198,403	225,317	399,919	435,456
General and administrative	257,498	262,100	525,789	538,843
Provision for transaction and loan losses	92,681	92,032	173,915	198,061
Amortization of acquired intangible assets	63,795	48,895	127,263	102,147
Restructuring	17,653	8,863	24,264	17,432

Total operating expenses	1,094,530	1,115,443	2,118,966	2,216,336

Income from operations	411,689	484,565	834,453	973,174
Interest and other income (expense), net	(4,529)	14,821	13,563	20,867

Income before income taxes	407,160	499,386	848,016	994,041
Provision for income taxes	(79,818)	(87,194)	(163,561)	(184,196)

Net income	$327,342	$412,192	$684,455	$809,845

Net income per share:
Basic	$0.25	$0.31	$0.53	$0.62

Diluted	$0.25	$0.31	$0.53	$0.61

Weighted average shares:
Basic	1,288,815	1,310,042	1,286,407	1,305,595

Diluted	1,300,434	1,329,618	1,294,219	1,327,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands)
	(Unaudited)
Net income	$327,342	$412,192	$684,455	$809,845

Other comprehensive income (loss):
Foreign currency translation	351,233	(536,686)	(44,985)	(691,411)
Unrealized gains on investments, net	67,631	30,019	84,922	2,132
Unrealized (losses) gains on hedging activities	(47,035)	7,746	(46,100)	35,869
Tax provision on above items	(25,414)	(14,436)	(32,268)	(3,561)

Net change in accumulated other comprehensive income (loss)	346,415	(513,357)	(38,431)	(656,971)

Comprehensive income (loss)	$673,757	$(101,165)	$646,024	$152,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2009	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$684,455	$809,845
Adjustments:
Provision for transaction and loan losses	173,915	198,061
Depreciation and amortization	395,094	375,839
Stock-based compensation	210,280	194,052
Changes in assets and liabilities	(64,499)	(433,156)

Net cash provided by operating activities	1,399,245	1,144,641

Cash flows from investing activities:
Purchases of property and equipment, net	(219,388)	(359,457)
Changes in principal loans receivable, net	31,735	(48,110)
Purchases of investments	(52,457)	(1,294,201)
Maturities and sales of investments	5,944	752,906
Acquisitions, net of cash acquired	(1,209,433)	(7,000)
Repayment of Skype note receivable	—	125,000
Other	15,415	(4,773)

Net cash used in investing activities	(1,428,184)	(835,635)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	35,735	99,639
Excess tax benefits from stock-based compensation	16	24,457
Tax withholdings related to net share settlements of restricted stock awards and units	(19,412)	(73,733)
Net payments from borrowings under credit agreement	(600,000)	—
Funds receivable and customer accounts	(309,635)	(99,040)
Funds payable and amounts due to customers	309,635	99,040

Net cash (used in) provided by financing activities	(583,661)	50,363

Effect of exchange rate changes on cash and cash equivalents	(2,711)	(321,745)

Net (decrease) increase in cash and cash equivalents	(615,311)	37,624
Cash and cash equivalents at beginning of period	3,188,928	3,999,818

Cash and cash equivalents at end of period	$2,573,617	$4,037,442

Supplemental cash flow disclosures:
Cash paid for interest	$5,455	$—
Cash paid for income taxes	$227,830	$448,264
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	5,361	—

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

We currently operate two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A. (“Skype”). On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype’s operating results are not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2009 results through the date of sale. Our non-controlling interest in Skype is accounted for under the equity method of accounting. Our proportionate share of the net income (loss) of Skype is recognized on a one quarter lag as a component of interest and other income (expense), net in our condensed consolidated statement of income.

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

Recent Accounting Pronouncements

In 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. We adopted this guidance as of January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We adopted this guidance as of January 1, 2010 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands, except per share amounts)
Numerator:
Net income	$327,342	$412,192	$684,455	$809,845

Denominator:
Weighted average common shares - basic	1,288,815	1,310,042	1,286,407	1,305,595
Dilutive effect of equity incentive plans	11,619	19,576	7,812	22,175

Weighted average common shares - diluted	1,300,434	1,329,618	1,294,219	1,327,770

Net income per share:
Basic	$0.25	$0.31	$0.53	$0.62

Diluted	$0.25	$0.31	$0.53	$0.61

Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	105,004	34,693	113,938	32,587

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and the adjustments to those balances for each of our reportable segments during the six months ended June 30, 2010:

	December 31, 2009	Goodwill Acquired	Adjustments	June 30, 2010
	(In thousands)
Reportable segments:
Marketplaces	$4,013,906	$4,200	$(221,289)	$3,796,817
Payments	2,156,541	—	(4,145)	2,152,396

	$6,170,447	$4,200	$(225,434)	$5,949,213

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investments include any related goodwill. As of December 31, 2009 and June 30, 2010, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The adjustments to goodwill during the six months ended June 30, 2010 were due primarily to foreign currency translation.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	December 31, 2009				June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In thousands, except years)
Intangible assets:
Customer lists and user base	$819,653	$(524,667)	$294,986	6	$797,541	$(567,334)	$230,207	6
Trademarks and trade names	634,387	(300,046)	334,341	5	601,643	(330,159)	271,484	5
Developed technologies	225,614	(152,982)	72,632	3	223,016	(171,475)	51,541	3
All other	149,315	(83,462)	65,853	4	155,057	(98,065)	56,992	4

	$1,828,969	$(1,061,157)	$767,812		$1,777,257	$(1,167,033)	$610,224

Aggregate amortization expense for intangible assets was $81.0 million and $64.7 million for the three months ended June 30, 2009 and 2010, respectively. Aggregate amortization expense for intangible assets was $161.4 million and $136.2 million for the six months ended June 30, 2009 and 2010, respectively.

Note 4 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker to evaluate segment performance and the availability of separate financial information. We operate two operating segments: Marketplaces and Payments. Historically, we had a Communications segment that consisted of Skype. On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype’s operating results are not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2009 results through the date of sale.

The following tables summarize the financial performance of our operating segments:

	Three Months Ended June 30, 2009
	Marketplaces	Payments	Communications	Consolidated
	(In thousands)
Net revenues from external customers	$1,258,699	$669,301	$169,992	$2,097,992
Direct costs	724,345	561,554	129,865	1,415,764

Direct contribution	$534,354	$107,747	$40,127	682,228

Operating expenses and indirect costs of net revenues				270,539

Income from operations				411,689
Interest and other income (expense), net				(4,529)

Income before income taxes				$407,160

	Three Months Ended June 30, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net revenues from external customers	$1,398,334	$817,045	$2,215,379
Direct costs	834,780	654,519	1,489,299

Direct contribution	$563,554	$162,526	726,080

Operating expenses and indirect costs of net revenues			241,515

Income from operations			484,565
Interest and other income (expense), net			14,821

Income before income taxes			$499,386

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six Months Ended June 30, 2009
	Marketplaces	Payments	Communications	Consolidated
	(In thousands)
Net revenues from external customers	$2,483,148	$1,312,259	$323,171	$4,118,578
Direct costs	1,395,959	1,092,523	246,780	2,735,262

Direct contribution	$1,087,189	$219,736	$76,391	1,383,316

Operating expenses and indirect costs of net revenues				548,863

Income from operations				834,453
Interest and other income (expense), net				13,563

Income before income taxes				$848,016

	Six Months Ended June 30, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net revenues from external customers	$2,785,129	$1,626,307	$4,411,436
Direct costs	1,638,744	1,281,204	2,919,948

Direct contribution	$1,146,385	$345,103	1,491,488

Operating expenses and indirect costs of net revenues			518,314

Income from operations			973,174
Interest and other income (expense), net			20,867

Income before income taxes			$994,041

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

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010:

Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$3,999,818	$3,999,818	$—

Total cash and cash equivalents	3,999,818	3,999,818	—

Short-term investments:
Restricted cash	29,123	29,123	—
Corporate debt securities	73,140	—	73,140
Government and agency securities	109,807	—	109,807
Time deposits	310,418	—	310,418
Equity instruments	421,498	421,498	—

Total short-term investments	943,986	450,621	493,365

Derivatives	362	—	362

Long-term investments:
Restricted cash	985	985	—
Corporate debt securities	457,183	—	457,183
Government and agency securities	249,360	—	249,360
Time deposits and other	1,583	—	1,583

Total long-term investments	709,111	985	708,126

Total financial assets	$5,653,277	$4,451,424	$1,201,853

Liabilities:

Derivatives	$5,710	—	$5,710

Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$4,037,442	$4,037,442	$—

Total cash and cash equivalents	4,037,442	4,037,442	—

Short-term investments:
Restricted cash	30,602	30,602	—
Corporate debt securities	218,766	—	218,766
Government and agency securities	126,346	—	126,346
Time deposits	57,701	—	57,701
Equity instruments	427,025	427,025	—

Total short-term investments	860,440	457,627	402,813

Derivatives	42,506	—	42,506

Long-term investments:
Restricted cash	803	803	—
Corporate debt securities	1,097,364	—	1,097,364
Government and agency securities	9,155	—	9,155
Time deposits and other	4,924	—	4,924

Total long-term investments	1,112,246	803	1,111,443

Total financial assets	$6,052,634	$4,495,872	$1,556,762

Liabilities:

Derivatives	$1,880	$—	$1,880

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of December 31, 2009, and June 30, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

In addition to the long-term investments noted above, we had approximately $672.7 million and $715.6 million of cost and equity method investments included in long-term investments on our condensed consolidated balance sheet at December 31, 2009 and June 30, 2010, respectively.

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2010, we had a total of $2.7 billion in cash withdrawals offsetting our $2.8 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Other financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, accounts payable, funds payable and amounts due to customers are carried at cost, which approximates their fair value because of the short-term nature of these instruments. Funds receivable and customer account balances include receivables from promotional credit products offered to certain customers that have payment terms of up to 10 months and that represent less than 10% of the total balance.

Note 6 — Derivative Instruments

We have significant international revenues and costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase derivative financial instruments in the form of foreign currency exchange contracts, generally with maturities of 12 months or less, to manage our foreign currency exposure. All derivative financial instruments are recorded on the balance sheet at fair value. Foreign exchange contracts that qualify for hedge accounting are designated as cash flow hedges that reduce the volatility of cash flows primarily from forecasted revenue transactions denominated in certain foreign currencies. Changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to revenue when the underlying forecasted revenue transaction occurs. We also purchase foreign currency contracts that do not qualify for hedge accounting, which we refer to as non-designated derivatives, to reduce volatility from changes to the value of our foreign currency denominated assets, liabilities and earnings. Changes in the fair value of outstanding non-designated derivatives are recorded in interest and other income (expense), net, in the condensed consolidated statement of income. Our derivatives program is not designed or operated for trading or speculative purposes.

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

Fair Value of Derivative Contracts:

The fair value of our outstanding derivative instruments was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$27	$32,710	$4,848	$922
Foreign exchange contracts not designated as hedging instruments	335	9,796	862	958

Total fair value of derivative instruments	$362	$42,506	$5,710	$1,880

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income:

The following table represents the activity of derivative contracts that qualify for hedge accounting as of December 31, 2009 and June 30, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2010:

	December 31, 2009	Amount of gain recognized in other comprehensive income (effective portion)	Amount of gain reclassified from accumulated other comprehensive income to income (effective portion)	June 30, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$(4,821)	$28,006	$7,863	$31,048

Effect of Derivative Contracts on Condensed Consolidated Statement of Income:

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$7,882	$10,437	$22,033	$7,863
Foreign exchange contracts not designated as hedging instruments recognized in interest and other income (expense), net	(5,976)	9,634	8,466	10,739

Total gain (loss) recognized from derivative contracts in the consolidated statement of income	$1,906	$20,071	$30,499	$18,602

Note 7 — Commitments and Contingencies

Credit Agreement

As of June 30, 2010, there were no amounts outstanding under our $1.8 billion unsecured revolving credit facility and we were in compliance with the financial covenants in the credit agreement.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Commitments

To ensure that the Bill Me Later product issued by CIT Bank remains compliant with recent regulations issued by the Federal Reserve Board, CIT Bank has changed the manner in which credit is issued in the Bill Me Later account and has formally extended a line of credit to accountholders. Effective July 1, 2010, $5.7 billion of unused credit was available from CIT Bank on Bill Me Later credit lines to accountholders. The individual lines of credit which make up this unused credit are subject to periodic review and termination by CIT Bank based on, among other things, account usage and customer creditworthiness. Bill Me Later purchases receivables on Bill Me Later customer accounts generated by CIT Bank.

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs’ trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We appealed this decision, and a decision on the appeal is currently anticipated on September 3, 2010. A hearing took place in September 2009 regarding our compliance with the injunction and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we could do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws or in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L’Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L’Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L’Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice certified a number of issues to the European Court of Justice and a hearing before the European Court of Justice on the certified issues took place in June 2010. A decision is not expected before 2011. The case was originally filed in July 2007. L’Oréal’s complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for resale products). Additionally, L’Oréal claimed that eBay’s use of L’Oréal brands on its website, in its search engine and in sponsored links, and purchase of L’Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L’Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as currently operated was insufficient to prevent such infringement. Other damages claimed were to be specified after the liability stage of the proceedings.

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

In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. We have filed an answer and counterclaims asserting that the patents are invalid, unenforceable, and were not infringed. The parties have completed claim construction briefing and attended a pre-trial conference

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

hearing. The claim construction hearing and trial dates have not yet been set. The District Court of New Jersey has granted Net2Phone’s motion to transfer venue to the Western District of Arkansas, and we have appealed the transfer. The U.S. Patent and Trademark Office has reexamined all five Net2Phone patents that are the subject of the lawsuit and has rejected some claims and accepted others. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs’ motion on class certification and our motion for summary judgment were heard by the court in December 2009. In March 2010, the District Court granted our motion for summary judgment, denied plaintiffs’ motion for class certification as moot, and entered judgment in favor of us. Plaintiffs have appealed the District Court’s decision. We intend to vigorously oppose plaintiff’s appeal.

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

eBay’s Korean subsidiary, IAC, has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 147,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed to the Seoul High Court, where it will be heard de novo in the second half of 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the six-month period ended June 30, 2010:

Shares
(In thousands)
Outstanding at January 1, 2010	54,048
Granted	7,051
Exercised	(5,232)
Forfeited/expired/cancelled	(4,594)

Outstanding at June 30, 2010	51,273

The weighted average exercise price of stock options granted during the period was $23.90 per share and the related weighted average grant date fair value was $6.69 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit (“RSU”) activity for the six-month period ended June 30, 2010:

Units
(In thousands)
Outstanding at January 1, 2010	42,241
Awarded	13,255
Vested	(9,380)
Forfeited	(2,254)

Outstanding at June 30, 2010	43,862

The weighted average grant date fair value for RSUs awarded during the period was $23.86 per share.

Nonvested Share Activity

There was no material activity related to our nonvested shares for the six-month period ended June 30, 2010.

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2009 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands)
Cost of net revenues	$11,696	$11,249	$26,480	$24,283
Sales and marketing	29,203	25,189	62,889	53,680
Product development	25,072	23,991	55,751	51,155
General and administrative	30,463	31,554	65,160	64,934

Total stock-based compensation expense	$96,434	$91,983	$210,280	$194,052

Capitalized in product development	$2,022	$2,709	$4,317	$5,079

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Risk-free interest rates	1.8%	1.4%	1.6%	1.5%
Expected lives (in years)	4.0	3.4	3.8	3.4
Dividend yield	0%	0%	0%	0%
Expected volatility	46%	37%	47%	36%

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

Note 9 — Restructuring

2009 Customer Service Consolidation

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. The consolidation will potentially impact approximately 1,000 employees. In connection with this consolidation, we estimate that we will incur aggregate costs of $45.0 million to $50.0 million. During the second quarter and first six months of 2010, we incurred restructuring charges of $8.9 million and $17.4 million, respectively. Since the inception of the plan, we have incurred $44.4 million in restructuring related charges. We expect to complete these activities by the end of 2010.

The following table summarizes the restructuring and other related costs by segment recognized during the three months ended June 30, 2009 and 2010:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$15,670	$1,081	$16,751	$5,719	$3,135	$8,854
Payments	902	—	902	9	—	9

	$16,572	$1,081	$17,653	$5,728	$3,135	$8,863

eBay Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the restructuring and other related costs by segment recognized during the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$22,285	$1,773	$24,058	$14,250	$3,173	$17,423
Payments	193	13	206	9	—	9

	$22,478	$1,786	$24,264	$14,259	$3,173	$17,432

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2010:

	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Accrued liability as of January 1, 2010	$8,827	$2,082	$10,909
Charges	14,259	3,173	17,432
Payments	(15,267)	(1,071)	(16,338)
Adjustment	(1,650)	(134)	(1,784)

Accrued liability as of June 30, 2010	$6,169	$4,050	$10,219

In the table above, adjustments reflect the impact of foreign currency translation.

Note 10 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the six-month period ended June 30, 2010:

(In thousands)
Gross amounts of unrecognized tax benefits as of January 1, 2010	$838,616
Increases related to prior period tax positions	3,323
Decreases related to prior period tax positions	(13,804)
Increases related to current period tax positions	58,327
Settlements	(13,073)

Gross amounts of unrecognized tax benefits as of June 30, 2010	$873,389

As of December 31, 2009 and June 30, 2010, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase in these liabilities in 2010 relate primarily to the allocations of revenue and costs among our global operations.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2009 and June 30, 2010 was approximately $90.5 million and $93.8 million, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2008 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Switzerland and Singapore. Due to ongoing tax examinations, we believe that it is impractical to determine the amount of unrecognized tax benefits that will increase or decrease over the next 12 months ending June 30, 2011.

Note 11 — Skype-Related Transaction

In March 2010, Skype paid in full the subordinated note receivable of $125.0 million, which we held as a result of the sale of Skype to an investor group in November 2009, and senior debt securities of $50.0 million. As a result of the payment, we recorded a gain of approximately $22.8 million in interest and other income (expense), net, which had a $13.7 million impact on net income. In the same period, we reinvested approximately $91.4 million in new senior debt securities issued by Skype, which are reflected in other assets on our condensed consolidated balance sheet. These securities mature in five years and offer a variable interest rate based on LIBOR.

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

Overview

We currently operate two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A (“Skype”). On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype’s operating results are not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2009 results through the date of sale. Our non-controlling interest in Skype is accounted for under the equity method of accounting.

For the three months ended June 30, 2010, net revenues increased 6% to $2.2 billion compared to the same period of the prior year due to growth in Payments driven primarily by the Merchant Services business and growth in Marketplaces driven primarily by the Gmarket acquisition, increased gross merchandise volume (GMV), and StubHub. For the three months ended June 30, 2010, our operating margin increased to 22% compared to 20% in the same period of the prior year due primarily to productivity gains and lower amortization costs associated with our acquired intangible assets, partially offset by faster growth in our lower margin businesses, such as PayPal. Our Payments segment margin for the three months ended June 30, 2010 increased 3.8 percentage points compared to the same period of the prior year due primarily to improvements in productivity and transaction loss rates, partially offset by lower take rates. Our Marketplaces segment margin for the three months ended June 30, 2010 decreased 2.2 percentage points compared to the same period of the prior year due primarily to the inclusion of Gmarket (acquired in June 2009) and investments to build trust, value and selection. For the three months ended June 30, 2010, our diluted earnings per share increased $0.06 to $0.31 compared to the same period of the prior year, driven primarily by improvement in our operating margin noted above. For the three months ended June 30, 2010, we generated cash flow from operations of approximately $726.4 million, which is consistent with the same period of the prior year.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net total payment volume (TPV), net number of payments, free cash flow (which we define as net cash provided by operating activities less purchases of property and equipment, net), and revenue excluding acquisitions and foreign currency impact.

Outlook

We expect net revenues and earnings per diluted share for the second half of 2010 to be negatively impacted by a stronger U.S. dollar. We expect the continued strength in our Payments business, driven by year-over-year growth in net TPV, to partially offset the impact from the stronger U.S. dollar. We expect strong international growth in our Marketplaces business to be offset by slower growth in the U.S. and in cross border trade transactions. We will continue to focus on driving operational efficiencies designed to enable us to reallocate resources into strategies and initiatives that we believe will directly benefit our customers and increase activity on our platforms.

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

We generate the majority of our revenue internationally and, accordingly, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. For the three months ended June 30, 2010, foreign currency movements relative to the U.S. dollar, net of the $10.4 million positive impact from effective hedging activities of PayPal’s net revenue, negatively impacted net revenues by approximately $7.7 million compared to the same period of the prior year. On a business segment basis for the three months ended June 30, 2010, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces net revenues by approximately $12.2 million, compared to the same period of the prior year and positively impacted Payments net revenues by approximately $4.5 million, compared to the same period of the prior year. For the six months ended June 30, 2010, foreign currency movements relative to the U.S. dollar, net of the $7.9 million positive impact from effective hedging activities of PayPal’s net revenue, positively impacted net revenues by approximately $80.5 million compared to the same period of the prior year. On a business segment basis for the six months ended June 30, 2010, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Payments net revenues by approximately $60.1 million and $20.4 million, respectively, compared to the same period of the prior year. Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, other service provider or, until the sale of Skype on November 19, 2009, the Skype user’s Internet protocol address, as the case may be, is located.

The following table sets forth the breakdown of net revenues by type, segment and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2009	2010		2009	2010
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,056,917	$1,182,513	12%	$2,090,744	$2,355,452	13%
Payments	630,162	770,755	22%	1,234,995	1,537,327	24%
Communications	155,661	—	N/A	298,899	—	N/A

Total net transaction revenues	1,842,740	1,953,268	6%	3,624,638	3,892,779	7%
Marketing services and other revenues
Marketplaces	201,782	215,821	7%	392,404	429,677	9%
Payments	39,139	46,290	18%	77,264	88,980	15%
Communications	14,331	—	N/A	24,272	—	N/A

Total marketing services and other	255,252	262,111	3%	493,940	518,657	5%

Total net revenues	$2,097,992	$2,215,379	6%	$4,118,578	$4,411,436	7%

Net Revenues by Segment:
Marketplaces	$1,258,699	$1,398,334	11%	$2,483,148	$2,785,129	12%
Payments	669,301	817,045	22%	1,312,259	1,626,307	24%
Communications	169,992	—	N/A	323,171	—	N/A

Total net revenues	$2,097,992	$2,215,379	6%	$4,118,578	$4,411,436	7%

Net Revenues by Geography:
U.S.	$959,697	$1,032,104	8%	$1,928,281	$2,036,315	6%
International	1,138,295	1,183,275	4%	2,190,297	2,375,121	8%

Total net revenues	$2,097,992	$2,215,379	6%	$4,118,578	$4,411,436	7%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2009	2010		2009	2010
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$11,125	$12,531	13%	$21,921	$25,902	18%
GMV vehicles only (3)	2,302	2,189	(5)%	4,377	4,210	(4)%

Total GMV (4)	$13,427	$14,720	10%	$26,298	$30,112	15%
Payments Segment :
Net TPV (5)	$16,705	$21,394	28%	$32,564	$42,742	31%

(1)	eBay’s classifieds websites, Rent.com and Shopping.com are not included in these metrics.
(2)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction, excluding vehicles GMV.
(3)	Total value of all successfully closed vehicle transactions between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.
(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.
(5)	Total dollar volume of payments, net of payment reversals, successfully completed through our Payments network and on Bill Me Later accounts during the period, excluding PayPal’s payment gateway business.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentage changes)
2008*
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Percent change from prior quarter	1%	0%	(4)%	(4)%
2009*
Net revenues	$2,020,586	$2,097,992	$2,237,852	$2,370,932
Percent change from prior quarter	(1)%	4%	7%	6%
2010*
Net revenues	$2,196,057	$2,215,379	N/A	N/A
Percent change from prior quarter	(7)%	1%

*	On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype’s revenue is not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2008 and 2009 results through the date of sale. See “Note 4—Segments” to the condensed consolidated financial statements included in this report.

We expect transaction activity patterns on our websites to mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $125.6 million, or 12%, while GMV excluding vehicles increased 13% during the second quarter of 2010 compared to the same period in the prior year. The increase in net transaction revenue was due primarily to the inclusion of revenue generated from Gmarket, growth in sold items, higher take rate and continued growth at StubHub.

Marketplaces net transaction revenues increased $264.7 million, or 13%, while GMV excluding vehicles increased 18% during the first six months of 2010 compared to the same period in the prior year. The increase in net transaction revenue was due primarily to the inclusion of revenue generated from Gmarket, the positive impact of foreign currency movements against the U.S. dollar and growth at StubHub, partially offset by our U.S. buyer loyalty programs and pricing initiatives (including larger discounts to our highest-rated sellers), which are recorded as a reduction in revenue.

Marketplaces net transaction revenues earned internationally totaled $658.4 million and $1.3 billion during the second quarter and first six months of 2010, respectively, representing 56% and 57% of total Marketplaces net transaction revenues during those respective periods. Marketplaces net transaction revenues earned internationally totaled $569.0 million and $1.1 billion during the second quarter and first six months of 2009, respectively, representing 54% and 53% of total Marketplaces net transaction revenues during those respective periods. The increase in international net transaction revenues was due primarily to the inclusion of revenues generated from Gmarket for both the second quarter and first six months of 2010 and foreign currency movements against the U.S. dollar during the first six months of 2010.

Payments Net Transaction Revenues

Payments net transaction revenues increased $140.6 million and $302.3 million, or 22% and 24%, respectively, during the second quarter and first six months of 2010 compared to the same periods in the prior year. The increase was due primarily to net TPV growth of 28% and 31% during the second quarter and first six months of 2010, respectively, compared to the same periods of the prior year, partially offset by lower take rates due primarily to a shift to larger merchants in our Merchant Services business and the reduction of cross border trade transactions. The increase in net TPV during the second quarter and first six months of 2010 was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV experienced 43% and 46% growth during the second quarter and first six months of 2010, respectively, compared to the same periods of the prior year. Merchant Services net TPV represented 61% and 60% of PayPal’s net TPV in the second quarter and first six months of 2010, respectively. The increase in our Merchant Services net TPV was due primarily to an increase in PayPal’s revenue from its existing customer base of merchants as well as an increase in the number of online merchants offering PayPal as a payment option.

Payments net transaction revenues earned internationally totaled $371.0 million and $730.9 million during the second quarter and first six months of 2010, respectively, representing 48% of total Payments net transaction revenues during both periods. Payments net transaction revenues earned internationally totaled $286.2 million and $553.2 million during the second quarter and first six months of 2009, respectively, representing 45% of total Payments net transaction revenues during both periods. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.

Communications Net Transaction Revenues

On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype’s revenue is not consolidated in our 2010 results. However, Skype’s results of operations are consolidated in our 2009 results through the date of sale.

Marketing Services and Other Revenues

Marketing services and other revenues increased $6.9 million and $24.7 million, or 3% and 5%, respectively, during the second quarter and first six months of 2010, compared to the same periods of the prior year, and represented 12% of total net revenues in all periods presented. The increase in marketing services and other revenues during the second quarter and first six months of 2010 was due primarily to an increase in revenues attributable to classifieds and to our advertising business.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended June 30,		Change from 2009 to 2010		Six Months Ended June 30,		Change from 2009 to 2010
	2009	2010	in Dollars	in %	2009	2010	in Dollars	in %
	(In thousands, except percentages)
Cost of net revenues:
Marketplaces	$221,689	$257,976	$36,287	16%	$437,432	$518,863	$81,431	19%
As a percentage of total Marketplaces net revenues	17.6%	18.4%			17.6%	18.6%
Payments	289,140	357,395	68,255	24%	570,142	703,063	132,921	23%
As a percentage of total Payments net revenues	43.2%	43.7%			43.4%	43.2%
Communications	80,944	—	(80,944)	N/A	157,585	—	(157,585)	N/A
As a percentage of total Communications net revenues	47.6%	N/A			48.8%	N/A

Total cost of net revenues	$591,773	$615,371	$23,598	4%	$1,165,159	$1,221,926	$56,767	5%

As a percentage of net revenues	28.2%	27.8%			28.3%	27.7%

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

Marketplaces

Marketplaces cost of net revenues increased $36.3 million and $81.4 million, or 16% and 19%, during the second quarter and first six months of 2010, respectively, compared to the same periods of the prior year. The increase in cost of net revenues during the second quarter and first six months of 2010 was due primarily to costs attributable to Gmarket and higher revenue. Marketplaces cost of net revenues increased as a percentage of Marketplaces net revenues during the second quarter and first six months of 2010 compared to the same periods of the prior year due primarily to the addition of Gmarket and faster growth in our lower margin businesses.

Payments

Payments cost of net revenues increased $68.3 million and $132.9 million, or 24% and 23%, during the second quarter and first six months of 2010, respectively, compared to the same periods of the prior year. The increase in cost of net revenues was due primarily to the impact of our growth in net TPV.

Payments cost of net revenues as a percentage of Payments net revenues increased slightly during the second quarter of 2010 compared to the same period of the prior year due primarily to lower take rates and higher interchange fees, partially offset by improved leverage of our existing site operations and customer support infrastructure. Payments cost of net revenues as a percentage of Payments net revenues remained consistent during the first six months of 2010 compared to the same period of the prior year.

Communications

On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype’s cost of net revenue is not consolidated in our 2010 results.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following tables summarize changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended June 30,		Change from 2009 to 2010		Six Months Ended June 30,		Change from 2009 to 2010
	2009	2010	in Dollars	in %	2009	2010	in Dollars	in %
	(In thousands, except percentage changes)
Sales and marketing	$464,500	$478,236	$13,736	3%	$867,816	$924,397	$56,581	7%
Product development	198,403	225,317	26,914	14%	399,919	435,456	35,537	9%
General and administrative	257,498	262,100	4,602	2%	525,789	538,843	13,054	2%
Provision for transaction and loan losses	92,681	92,032	(649)	(1%)	173,915	198,061	24,146	14%
Amortization of acquired intangible assets	63,795	48,895	(14,900)	(23%)	127,263	102,147	(25,116)	(20%)
Restructuring	17,653	8,863	(8,790)	(50%)	24,264	17,432	(6,832)	(28%)
Interest and other income (expense), net	(4,529)	14,821	19,350	427%	13,563	20,867	7,304	54%
Provision for income taxes	(79,818)	(87,194)	(7,376)	9%	(163,561)	(184,196)	(20,635)	13%

Sales and Marketing

Sales and marketing expenses consist primarily of advertising costs and marketing programs (both online and offline), employee compensation, facilities costs and depreciation on equipment. Online marketing expenses represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising. Offline advertising includes brand campaigns, buyer/seller communications and general public relations expenses.

Sales and marketing expenses increased $13.7 million and $56.6 million, or 3% and 7%, during the second quarter and first six months of 2010, respectively, compared to the same periods of the prior year, due primarily to higher marketing program costs and employee-related expenses (including consultant costs, facility costs and equipment-related costs). A significant portion of our sales and marketing expense is attributable to our efforts to optimize our online marketing programs, primarily paid search, in order to drive traffic to our Marketplaces and PayPal websites. The increase in costs attributable to Gmarket was partially offset by the exclusion of costs attributable to Skype (sold November 2009).

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $33.0 million and $60.1 million in the second quarter and first six months of 2010, respectively, compared to $26.0 million and $52.0 million in the second quarter and first six months of 2009, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $26.9 million and $35.5 million, or 14% and 9%, during the second quarter and first six months of 2010, respectively, compared to the same periods of the prior year. The increase was due primarily to an increase in employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities — search, catalog, mobile, platform, and user experience — and the inclusion of costs attributable to Gmarket, partially offset by a decrease in costs attributable to Skype.

General and Administrative

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, legal settlement costs, insurance and professional fees.

General and administrative expenses increased $4.6 million and $13.1 million (or 2% in each case) during the second quarter and first six months of 2010, respectively, compared to the same periods of the prior year. The increase was due primarily to an increase in employee-related expenses (including consultant costs, facility costs and equipment-related costs) and inclusion of costs attributable to Gmarket, partially offset by a decrease in legal expenses, the exclusion of costs attributable to Skype and acquisition related costs in the second quarter of 2009. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of bad debt expense associated with our accounts receivable balance, Bill Me Later loan losses associated with our principal loan receivable balance and PayPal transaction loss expense, as well as our losses resulting from our customer protection programs.

Provision for transaction and loan losses decreased $0.6 million, or 1%, during the second quarter of 2010 compared to the same period of the prior year. The decrease was due primarily to improvements in fraud loss detection and bad debt rates, partially offset by higher costs associated with our customer protection programs, including the recent launch of eBay’s Buyer Protection program and PayPal’s Merchant Services protection program.

Provision for transaction and loan losses increased $24.1 million, or 14%, during the first six months of 2010 compared to the same period of the prior year. The increase was due primarily to higher costs associated with our customer protection programs, including eBay’s Buyer Protection program, as well as increases in GMV excluding vehicles and net TPV, partially offset by improvements to PayPal’s transaction loss rates (in part due to the substitution of eBay’s Buyer Protection Program for prior PayPal programs). We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and regulatory changes.

Amortization of Acquired Intangible Assets

From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. Amortization of acquired intangibles assets is also impacted by our sale activity and timing of acquired intangible assets becoming fully amortized.

The decrease in amortization of acquired intangible assets during the second quarter and first six months of 2010 compared to the same periods of the prior year was due primarily to our sale of Skype and the timing of acquired intangible assets becoming fully amortized, partially offset by charges relating to amortization of intangibles that resulted from our acquisition of Gmarket.

Restructuring

Restructuring expenses decreased $8.8 million and $6.8 million, or 50% and 28%, during the second quarter and first six months of 2010, respectively, compared to the same periods of the prior year. The restructuring charges incurred during both periods related primarily to employee severance and benefits.

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. The consolidation will potentially impact approximately 1,000 employees. In connection with the consolidation, we estimate that we will incur aggregate costs of $45.0 million to $50.0 million. During the second quarter and first six months of 2010, we incurred restructuring charges of $8.9 million and $17.4 million, respectively. Since the inception of the plan, we have incurred $44.4 million in restructuring related charges. We expect to complete these activities by the end of 2010. See “Note 9 — Restructuring” to the condensed consolidated financial statements included in this report.

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

Interest and other income (expense), net increased $19.4 million, or 427%, during the second quarter of 2010, compared to the same period of the prior year. The increase in interest and other income (expense), net was due primarily to the impact of foreign currency gains and an increase in interest income associated with higher investment balances and investing in higher yielding instruments. See “Note 6 — Derivative Instruments” to the condensed consolidated financial statements for more information related to foreign currency hedging activities impacting interest and other income (expense), net.

Interest and other income (expense), net increased $7.3 million, or 54%, during the first six months of 2010 compared to the same period of the prior year. The increase in interest and other income (expense), net was due primarily to the gain on the repayment in full of the Skype note receivable and senior debt securities, an increase in interest income associated with higher investment balances and investing in higher yielding instruments, and a more favorable impact from foreign currency transactions, partially offset by charges associated with the sale of Skype that were finalized in the first quarter of 2010 and losses from our portion of investments accounted for under the equity method of accounting.

Provision for Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate due primarily to foreign income with lower tax rates and tax credits that lower the effective tax rate, offset by state taxes and other factors that impact the effective tax rate.

Our effective tax rate was 17% and 19% for the second quarter and the first six months of 2010, respectively, compared to 20% and 19% for the same respective periods in the prior year. The decrease in our effective tax rate during the second quarter of 2010 compared to the same period of the prior year was due primarily to a favorable change in our geographic mix of earnings and the release of tax reserves for uncertain tax positions due to a favorable ruling issued by a tax authority.

From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives and the operational and tax efficiency of our corporate structure, as well as the long- term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex in nature and the impact of such transactions on future periods may be difficult to estimate. In 2009, we completed a legal entity restructuring as a result of which we transferred approximately $1.1 billion in cash to the U.S. The tax impact of this restructuring was included in our 2009 provision for income taxes. As a result of this transaction, we made cash payment for taxes of approximately $207.4 million during the first quarter of 2010. See “Liquidity and Capital Resources – Cash Flows – Operating activities” below.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2009	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,399,245	$1,144,641
Investing activities	(1,428,184)	(835,635)
Financing activities	(583,661)	50,363
Effect of exchange rates on cash and cash equivalents	(2,711)	(321,745)

Net (decrease) increase in cash and cash equivalents	$(615,311)	$37,624

Operating Activities

We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2009 and 2010 due primarily to non-cash charges to earnings and changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The decrease in cash provided by operating activities during the six months ended June 30, 2010 compared to the same period of the prior year was due primarily to cash paid for taxes of $207.4 million related to a legal entity restructuring completed in the fourth quarter of 2009.

Investing Activities

The net cash used in investing activities of $835.6 million in the six months ended June 30, 2010 was due primarily to net cash paid for the purchases of investments of $541.3 million and purchases of property and equipment of $359.5 million, partially offset by proceeds of $125.0 million from the Skype note receivable.

The net cash used in investing activities of $1.4 billion in the six months ended June 30, 2009 was due primarily to cash paid for the acquisition of Gmarket of $1.2 billion and property and equipment of $219.4 million.

Financing Activities

The net cash provided by financing activities of $50.4 million in the six months ended June 30, 2010 was due primarily to proceeds of $99.6 million from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase program as well as $24.5 million in excess tax benefits from stock-based compensation partially offset by $73.7 million in cash paid for tax withholdings related to net share settlements of RSUs and nonvested share awards.

The net cash used in financing activities of $583.7 million in the six months ended June 30, 2009 was due primarily to the repayment of $600.0 million in borrowings under our credit agreement.

The negative effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2009 and 2010 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In January 2008, our Board of Directors authorized, and we announced, a stock repurchase program of up to $2.0 billion of our common stock. During the six months ended June 30, 2010, we did not repurchase any shares of our common stock under this program. As of June 30, 2010, we had the ability to repurchase up to $656.5 million of our common stock under this stock repurchase program.

Credit Agreement

As of June 30, 2010, there were no amounts outstanding under our $1.8 billion credit agreement.

Commitments

To ensure that the Bill Me Later product issued by CIT Bank remains compliant with recent regulations issued by the Federal Reserve Board, CIT Bank has changed the manner in which credit is issued in the Bill Me Later account and has formally extended a line of credit to accountholders. Effective July 1, 2010, $5.7 billion of unused credit was available from CIT Bank on Bill Me Later credit lines to accountholders. The individual lines of credit which make up this unused credit are subject to periodic review and termination by CIT Bank based on, among other things, account usage and customer creditworthiness. Bill Me Later purchases receivables on Bill Me Later customer accounts generated by CIT Bank.

Liquidity and Capital Resource Requirements

At June 30, 2010, we had cash and cash equivalents and non-equity investments of $5.6 billion, compared to $5.2 billion at December 31, 2009. At June 30, 2010, we held balances in cash, cash equivalents and non-equity investments outside the U.S. in certain of our foreign operations totaling approximately $4.4 billion. If these cash and cash equivalents were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions and money market funds that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We believe that our existing cash and cash equivalents, together with cash expected to be generated from operations and cash available through our credit agreement, will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of receivables from loans and stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2010, we had a total of $2.7 billion in cash withdrawals offsetting our $2.8 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Customer balances held as direct claims against us, primarily PayPal, are included on our condensed consolidated balance sheet in “funds receivable and customer accounts” with an offsetting current liability in “funds payable and amounts due to customers,” and totaled approximately $1.5 billion as of June 30, 2010 and December 31, 2009. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) on behalf of U.S. customers and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $2.4 billion and $2.2 billion as of June 30, 2010 and December 31, 2009, respectively. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009. Our market risk profile has not changed significantly during the first six months of 2010.

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

Investment Risk

As of June 30, 2010, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 60% of our total cash, cash equivalents and investment portfolio. As of June 30, 2010 our cash and cash equivalents were held primarily in bank deposits and money market funds. As of June 30, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Foreign Currency Risk

Our foreign currency exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro, British pound, Korean won and Australian dollar, in which our revenues and profits are denominated. A portion of these risks is hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.

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

The information set forth under “Note 7 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•

general economic conditions, including the possibility of a prolonged period of limited economic growth in the U.S. and a worldwide economic slowdown; disruptions to the credit and financial markets in the U.S. and worldwide; adverse effects of the ongoing financial crisis in Europe; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•

our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment services, especially when consumer spending has contracted;

•

the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); the discontinuation of certain optional seller listing features and loss of associated revenues; new algorithms for determining which listings appear at the top of searches; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; incentives and rewards for top sellers, including pricing discounts; increased protection for buyers; lower insertion fees for, and extended duration of, listings of fixed-price items; limits on sellers’ shipping and handling charges for certain categories of items (e.g., media); requiring sellers to accept at least one approved payment method (and restricting sellers from referencing non-permitted payment methods, including paper forms of payment such as checks and money orders), on eBay.com in the U.S. for most categories of items and other restrictive payment policies on international sites; changes intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs, requiring sellers to provide additional key information intended to set buyer expectations and help reduce seller costs, changes to performance standards and/or rewards for sellers (including the creation of a new top-rated seller status and accounting for cases filed through the eBay and PayPal buyer protection programs in evaluating seller performance); changes to the dispute resolution process (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal); the adoption of a single fixed price format, which includes making listings previously available under our store inventory format accessible through our search algorithms, and changes to our fee structure, including new standard fees and, for a monthly subscription fee, eBay Stores packages with discounted fees;

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

•	our ability to meet existing and new regulatory requirements as we expand the range and geographical scope of our services, especially for our payment and credit businesses;

•	the actions of our competitors, including the introduction of new sites, services, products and functionality;

•	our ability to manage the transaction loss rate on eBay and in our Payments business;

•	our ability to manage funding costs and losses associated with our Bill Me Later business;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	the costs and results of litigation that involves us;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

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

Growth rates of our Marketplaces businesses in some of our most established markets have been slower than that for ecommerce generally and have declined in certain periods. Despite our efforts to stem this loss of market share in these and other markets, we may not be successful. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our websites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce websites has significantly increased, due to, for example, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.

We have announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency. For example, in the U.S. and the U.K., we have begun testing the efficacy of requesting that PayPal hold new seller funds in certain instances. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed. We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will become less meaningful to, and used less frequently by, our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers will become eligible for such discounts.

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

The current economic downturn could harm our business.

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

Because we conduct the majority of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses and net income. Similarly, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income if the U.S. dollar strengthens against foreign currencies, as happened in the first half of 2010. Net revenues in the six months ended June 30, 2010 were positively impacted by foreign currency translation of $80.5 million compared to the same period of the prior fiscal year. Operating income for the six months ended June 30, 2010 was positively impacted by foreign currency translation of $37.8 million compared to the same period of the prior fiscal year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances, which in turn has materially lowered our net interest income.

Bill Me Later’s operations depend on lending services provided by an unaffiliated lender.

We acquired Bill Me Later, a company that facilitates credit services by lending banks, in November 2008. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers in order to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by CIT Bank, CIT Bank extends credit to the consumer, funds the consumer loan at the point of sale and advances funds to the merchant. Bill Me Later subsequently purchases the receivable related to the consumer loan extended by CIT Bank. Although CIT Bank continues to own each customer account, Bill Me Later owns the related receivable and is responsible for all servicing functions related to the account.

We are currently in the process of transitioning from CIT Bank to a different chartered financial institution, which will become the issuer of the Bill Me Later credit products. If we are unable to complete this transition by September 30, 2010, we may face interruption in the Bill Me Later service. Any termination or interruption of ability of CIT Bank to lend (or the ability of the issuing bank replacing CIT Bank, once the transition is completed) could result in Bill Me Later being unable to originate any new transactions. Under those circumstances, we would be required to either reach a similar arrangement with another chartered financial institution, which may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations.

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

While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 66 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets.

Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union (EU). Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal has limited experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such actions by these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business in EU countries. In addition, the EU Payments Service Directive, which established a new regulatory regime for payment services providers, formally took effect in November 2009. The interpretation of regulations implementing the EU Payments Service Directive remains uncertain.

In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal is affiliated with Shanghai Wangfuyi Information Technology Ltd., which is licensed as an Internet Content Provider and operates a payments service only for Chinese customers and only for transactions denominated in Chinese currency. The People’s Bank of China (PBOC) has recently enacted regulations to establish a new type of license, called a Payment Settlement Organization (PSO) license, which will be required for non-bank payment services. The PBOC regulations leave unclear whether a foreign-owned company such as PayPal can control or invest in a Payment Settlement Organization, and whether Wangfuyi would be eligible to obtain a PSO license.

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

In markets other than the U.S., the EU, Australia and the China domestic business, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal’s Singapore-based service is subject to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to interfere with, slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market. The Reserve Bank of India has asserted that PayPal’s offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank, and has also asserted that PayPal cannot hold balances on behalf of Indian customers, even if those balances derive from export transactions, are held outside of India and are not denominated in Indian rupees. The Reserve Bank directed the Indian affiliate of PayPal’s processing bank to suspend all withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time and may again impose such a suspension if it is not satisfied with PayPal’s corrective actions. PayPal has suspended personal non-commercial payments to and from Indian accounts, but PayPal could be subject to fines from the Reserve Bank, and PayPal’s prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal’s service in those countries, or expansion of the financial products offered by PayPal in new jurisdictions (either alone, through a commercial alliance or through an acquisition), could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, any of which may harm PayPal’s business. These factors could impose substantial costs and involve considerable delay to the provision or development of its products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal’s international expansion plans, and could require PayPal to suspend providing products and services to customers in one or more countries.

PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has implemented a program to comply with these laws and regulations, any errors or failure to comply with federal, state or foreign money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets. In the United States, PayPal is subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA PATRIOT Act may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely.

Several countries in which PayPal is regulated, including Australia, Luxembourg and Singapore, have recently implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia’s anti-money laundering compliance policies and procedures and issue a report by July 31, 2010 identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. AUSTRAC had expressed concern that PayPal Australia does not have systems and controls in place to manage adequately its money laundering and terrorist financing risk. PayPal expects that in connection with the enforceable undertaking, it will have to invest in improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations. In addition, PayPal Australia could be required to obtain additional information from customers, verify that information, and monitor its customers’ activities more closely. As PayPal continues to localize its services in additional jurisdictions, PayPal could be required to meet standards similar to those in Australia. These requirements could impose significant costs on PayPal, make it more difficult for new customers to join its network and reduce the attractiveness of its products.

Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. As a result, among other things, PayPal provides advance disclosure of changes to its service, follows specified error resolution procedures and reimburses consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction, or up to $500,000 per violation in any class action. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. eBay Inc. and PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) have been filed in the U.S. District Court in the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and/or allege that PayPal improperly held user’s funds or otherwise improperly limited user’s accounts. These lawsuits seek damages as well as changes to PayPal’s practices among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal’s practices can expose PayPal to significant liability. Changes to PayPal’s practices that may result from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could cause delay to other planned product improvements, which would further harm our business.

Our Bill Me Later service is similarly subject to a variety of laws and regulations. Although Bill Me Later does not originate loans, one or more jurisdictions may conclude that Bill Me Later is a lender or money transmitter or loan broker, which could subject us to liability or regulation in one or more jurisdictions. Additionally, federal regulators could mandate changes to the relationship between Bill Me Later and the issuing bank of the Bill Me Later credit products. Any termination or interruption of the issuing bank’s lending services to consumers could result in an interruption of Bill Me Later services, as described under the caption “Bill Me Later’s operations depend on lending services provided by an unaffiliated lender” above. Also, effective in three stages in February 2010, July 2010 and August 2010, certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and certain changes to Regulation Z of the U.S. Federal Reserve Board require the issuing bank and Bill Me Later to make fundamental changes to many of the practices currently used with respect to Bill Me Later consumer accounts, including marketing, pricing (including finance charges, promotional programs and late fees assessed on receivables purchased by Bill Me Later from the bank) and billing, which could in turn adversely affect Bill Me Later’s business.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1 — Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S., Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany, Louis Vuitton Malletier and Christian Dior Couture in France and L’Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items, or for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could adversely affect our business. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business.

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

The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user’s listing of a pornographic video clip on that website. We continue to contest the charges related to this arrest. Similarly, one of our Korean subsidiaries (IAC) and one of its employees were found criminally liable for listings (which occurred prior to our acquisition) on IAC’s website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls.

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

A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We currently face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites, most notably by requiring PayPal to be offered and/or used for certain high-risk transactions or by certain sellers in certain jurisdictions, and we may face similar inquires from other government regulators in the future. For example, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later’s business practices by state or federal regulators. As a result of the recent credit crisis, some new laws have been passed, and we expect additional new laws and regulations to be adopted that impose, among other requirements, additional obligations and restrictions on providers of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

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

In April 2009, we announced plans to change the dispute resolution process (which we refer to as “resolutions”) for transactions on eBay.com and eBay.co.uk in which a buyer claims the item was not received or the item they received was different from that described in the listing. We implemented these plans in the fourth quarter of 2009 and the first quarter of 2010. Previously, buyers with an issue on our eBay.com and eBay.co.uk platform were generally required to contact the seller directly and, if they were unable to resolve the issue, to start the resolutions process online via PayPal’s resolution center. We have transitioned to a new, on-eBay resolutions process provided by eBay customer support, which now serves as the primary entry point for buyers on eBay.com and eBay.co.uk who are unable to resolve their disputes with eBay sellers. Among other things, the new resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item’s purchase price (including original shipping costs), in cases where the item was not received or the item they received was different from that described in the listing, and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller’s PayPal accounts or other payment methods.

Our costs associated with resolutions have increased as a result of these changes to our resolutions policies and process. These changes, together with any further changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, some of our sellers. These changes may also result in an increase in buyer fraud and associated transaction losses. In addition, eBay does not have the same level of rights of recoupment against sellers as PayPal, which may result in higher costs to operate the program.

Failure to deal effectively with bad transactions and customer disputes would increase our loss rate and harm our business.

Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal’s buyer and seller protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the fiscal year ended December 31, 2009 and six months ended June 30, 2010, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $180.9 million and $73.6 million, representing 0.25% and 0.17% of our net total payment volume in the respective periods. We have also recently changed the dispute resolution process for transactions on eBay.com and eBay.co.uk, as described in greater detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate” and which could result in an increase in our combined eBay and PayPal transaction losses.

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

Our limited eBay and PayPal buyer protection programs represent the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased, or have received an item different than what was described.

However, users who pay through PayPal may have reimbursement rights from their credit card company or bank, which in turn will seek reimbursement from PayPal. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our Marketplaces and Payments services could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand names. We believe that negative user experiences are one of the primary reasons users stop using our services.

Governmental regulators worldwide are also looking at approaches intended to reduce online fraud. Some of the current proposals (e.g., two-factor authentication in France to verify a user’s identity) could increase our costs and require us to change our business practices in ways that would harm our business.

Any factors that reduce cross-border trade could harm our business.

Cross-border trade has become an increasingly important source of both revenue and profits for us. Cross-border transactions using our websites generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively easy way for buyers and sellers to engage in cross-border trade compared with other alternatives. Any factors that result in a net reduction in cross-border trade, including, among other factors, fluctuations in currency exchange rates, the application of specific national or regional laws (e.g., selective distribution channel laws and parallel import laws) to users in other countries, the potential application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold), or any other factors that impose restrictions on, or increase the costs of, shipping goods across national borders (including customs enforcement and tariffs) would harm our business.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several other large internet companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal’s users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by a suborned employee, can also result in a data breach.

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

Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by eBay, PayPal, or a user of one of those businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We are subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. In addition, as an entity licensed and subject to regulation as a bank in Luxembourg, PayPal (Europe) S.A.R.L. et Cie, SCA is subject to banking secrecy laws. In many cases, these laws apply not only to third-party transactions but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries and other parties with which we have commercial relations. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, as noted above, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

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

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The authority alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. Although we have won this lawsuit in the lower court, this decision is being appealed. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers. We intend to vigorously defend against these lawsuits. However, this and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items for some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

In light of the global financial crisis, U.S. federal lawmakers have enacted legislation overhauling the federal government’s oversight of consumer financial products and systemic risk in the U.S. financial system. Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies, we expect the general effect of the new law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities. These new obligations will increase our costs and may result in increased litigation, the need to make expensive product changes and other adverse impacts on our business.

Changes to credit card networks or bank fees, rules, or practices could harm PayPal’s business.

PayPal does not belong to or directly access credit card networks, such as Visa and MasterCard. As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, credit card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal’s credit card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal’s operating costs and reduce its profit margins. In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard’s interchange fees and practices violate antitrust law. In the United States, the recently-enacted financial reform law authorizes the Federal Reserve Board to regulate debit card interchange rates. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize PayPal’s competitive position against traditional credit and debit card processors.

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

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower payments when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. As of October 2009, eligible U.S. customers may also fund payment transactions through a loan originated by an unaffiliated lender as part of the Bill Me Later service, and PayPal will incur no fees for such transactions. Customers fund a significant portion of PayPal’s payment volume using credit cards, and PayPal’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal’s offerings, including the ability to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal’s basic product offering.

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

In 2009, we launched the PayPal Developer Platform to enable third party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software tool kit for building mobile payments applications. In addition, we provide third party developers with access to certain APIs with respect to our Marketplaces platforms. There is no assurance that third-party developers will develop and maintain applications and services on PayPal’s platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions, which may be contravened by such third party applications. If this were to occur, we would be liable for the regulatory failure and our business could be adversely affected.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber attacks, computer viruses, computer denial-of-service attacks, and similar events or disruptions. Some of our systems, including our Shopping.com website and the systems related to the Bill Me Later business, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions, delays, and loss of critical data, and result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% of our net revenues in both the fiscal year ended December 31, 2009 and the six months ended June 30, 2010. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplaces business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.

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

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and repatriating money without adverse tax consequences, and increased risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under the caption “We are exposed to fluctuations in currency exchange rates and interest rates,” above.

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

We have acquired a number of businesses in the past, including, most recently, Gmarket in Korea, Bill Me Later in the United States and Den Blå Avis and BilBasen, classified businesses in Denmark. In November 2009, we completed the sale of Skype to an entity (Buyer) owned and organized by an investor group and received, among other things, an equity stake of approximately 30% of the outstanding capital stock of the Buyer. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Risks associated with Bill Me Later’s reliance on an unaffiliated lender are discussed in detail under the caption “Bill Me Later’s operations depend on lending services provided by an unaffiliated lender” above.

Bill Me Later relies on third-party merchant processors and payment gateways to process transactions using the Bill Me Later service. For the year ended December 31, 2009 and six months ended June 30, 2010, approximately 80% and 70%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

The Bill Me Later service is offered to a wide range of consumers, and the financial success of this business depends on the ability of the issuing bank of the Bill Me Later credit products to manage credit risk related to those products. The lender extends credit using Bill Me Later’s proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk for specific customers based on their past purchasing and payment history as well as their credit scores. Based on these performance criteria, the lender may increase lines of credit at the point of sale. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to, among other factors, inaccurate assumptions about a particular consumer or the economic environment. The accuracy of the predictions and the ability of the lender and Bill Me Later to manage credit risk may also be affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior and other factors. The lender may also incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact Bill Me Later’s financial performance. In addition, the credit crisis and current recession in the U.S. may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including the credit extended by the lender to consumers who use the Bill Me Later service, which could impair the growth and profitability of the Bill Me Later business.

We anticipate that the volume of loans extended by CIT Bank (and by the replacement licensed financial institution, once the transition is completed) in connection with the Bill Me Later’s service will increase as we begin to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. Like other businesses with significant exposure to losses from consumer loans, the Bill Me Later service faces the risk that after Bill Me Later purchases the receivables related to consumer loans, certain account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 10.66% and 9.02% for the fiscal year ended December 31, 2009 and the six months ended June 30, 2010, respectively. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. The age and rate of growth of the receivables related to a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. Consumers are less likely to miss their payments within the first 12 to 18 months of a loan’s term. Also worsening economic conditions typically result in fewer new loans and with fewer loans, the proportion of new loans will decrease and the rate of missed payments and charge-offs in the portfolio will increase, which has historically been the case with Bill Me Later.

We currently fund the purchase of receivables related to Bill Me Later accounts through free cash flow generated from our portfolio of businesses and from our existing credit agreement. Our ability to securitize receivables related to Bill Me Later accounts has been reduced by disruptions in the credit industry generally, and in the securitization markets particularly. If we are unable to fund receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of the Bill Me Later business could be significantly and adversely affected.

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

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. North Carolina and Rhode Island have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation.

The State of Colorado recently enacted new legislation that takes a slightly different approach by imposing a set of use tax collection notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. A draft regulation promulgated by the Colorado Department of Revenue would exclude from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. Oklahoma has enacted a similar law. While the new laws in New York, North Carolina, Rhode Island, Oklahoma and Colorado do not specifically apply to our business, the proliferation of such state legislation, particularly as many states seek to expand revenues generated by broader taxes, could adversely affect some of our sellers at some point in the future and indirectly harm our business.

In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of remote sales tax by out-of-state sellers — H.R. 5660, the Main Street Fairness Act, was recently introduced in the U.S. Congress. The Act would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Sellers meeting an as yet undefined small seller exception will be excluded from the requirements of the Act. This legislation may be considered by the current U.S. Congress as a way to enable states to increase sales tax revenues and help address significant state budgetary shortfalls caused by the economic downturn. The adoption of this Act or similar legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on our sellers. This would make selling on our websites less attractive for small retailers, and would harm our business.

From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and filed suit to enforce collection of taxes it claims are due. In March 2009, the court ruled that StubHub is not required to collect and remit the city amusement tax. The City of Chicago requested reconsideration of this ruling and StubHub sought clarification of the ruling relative to the remaining counts as well. In August 2009, the court entered a final order dismissing the case against StubHub. In December 2009, the court also dismissed the case against eBay. Appeals in both the StubHub and eBay matters are currently pending. The application of similar existing or future laws could adversely affect our business.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, will require PayPal and other electronic payments providers, as well as potentially StubHub and similar companies, to report to the IRS on U.S.-based customers who receive more than $20,000 in payments and more than 200 payments in a year, and to request tax ID numbers from U.S. users and track payments by tax ID number. This requirement may decrease seller activity on our sites and harm our business. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.

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

Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our sites and has negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a U.S. professional sports league (e.g., the National Football League or the National Basketball Association) could result in the cancellation of all or a portion of the games in a league’s season, which would harm our tickets business.

Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment (formerly Ticketmaster), AEG, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have recently begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the transferability of such event tickets. Ticketing service companies have also begun to use market-based pricing strategies or dynamic pricing to charge much higher prices that they historically have for premium tickets. Besides charging higher prices, these ticketing service companies have also imposed additional restrictions on transferability for these types of tickets, such as requiring customers to pickup these tickets at will-call with the purchasing credit card. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business would be harmed.

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and some members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our executive officers or other key employees could harm our business. Our businesses all depend on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the credit card and bank clearing networks. Similarly, Bill Me Later relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial or regulatory issues, labor issues (e.g., strikes or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, thereby harming our business. In addition, price increases by companies that provide services to our users (such as postal and delivery services) could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. Any security breach at one of these companies could also adversely affect our customers and harm our business.

In addition, we have outsourced certain functions to third-party outside providers, including customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our business, reputation and operating results.

Although we generally have been able to renew or extend the terms of contractual arrangements with third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. If any third parties were to stop providing services to us on acceptable terms, including as a result of bankruptcy due to poor economic conditions, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all. In addition, there can be no assurance that third parties who provide services directly to our users will continue to do so on acceptable terms, or at all.

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

Because it is providing a financial service and operating in a more regulated environment, PayPal must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses and prevent money laundering, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. eBay Inc. and PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) have been filed in the U.S. District Court in the Northern District of California. These lawsuits contain allegations that PayPal improperly held user’s funds or otherwise improperly limited user’s accounts. These lawsuits seek damages as well as changes to PayPal’s practices among other remedies. A determination that there have been violations of laws relating to PayPal’s practices can expose PayPal to significant liability. Changes to PayPal’s practices that may result from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could cause delay to other planned product improvements, which would further harm our business. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, losses could be incurred, and its operating margins may decrease. In addition, negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands as a whole.

Our industry is intensely competitive, and other companies or governmental agencies may allege that our behavior is anti-competitive.

Marketplaces

Marketplaces businesses currently or potentially compete with a large number of companies providing particular categories of goods and/or broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels can be relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores, can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful ecommerce companies.

Our competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores (as well as the online operations of these traditional retailers), emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. In the U.S., these include Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network, among others.

A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a noncontrolling equity stake), Google Merchant Center, Oodle.com and a number of international websites operated by Schibsted ASA. In certain markets, our traditional auction-style listing format and fixed-price listing formats are increasingly being challenged by other formats, such as classifieds. Our classifieds websites, including eBay Classifieds, Marktplaats, mobile.de, Gumtree, Den Blå Avis and BilBasen offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which they operate, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.

In 2005, we acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google’s Product Search, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Recent legal developments may affect the utility of shopping comparison sites if manufacturers limit variation in product pricing. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.

We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Sports category include, among others: Academy Sports, Bass Pro Shops, Big 5, Cabela’s, Callaway Golf, Campmor, Dick’s Sporting Goods, GearDirect.com, Golfsmith, Performance Bicycle, Play it Again Sports, REI, The Sports Authority, and The Sportsman’s Guide, as well as other online and offline retailers, stores and shopping networks.

Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as: Quelle and Otto in Germany; Leboncoin.fr and Price Minister in France; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.

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

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online trading services may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors may offer or continue to offer free shipping or other transaction related services, which could be impractical or inefficient for eBay sellers to match, and others may do this as well. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service.

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

In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites. Beginning in June 2008, we have required users in the UK to offer PayPal as a payment alternative on most transactions on our localized UK website, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Moneybookers and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. We currently face inquiries from government regulators in various jurisdictions related to such actions. For example, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability

Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our services. In addition, companies that control user access to transactions through network access, Internet browsers, or search engines, could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers’ sites, attempt to restrict access to our sites, or charge us substantial fees for inclusion. Search engines are increasingly becoming a starting point for online shopping, and as the costs of operating an online store continue to decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.

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

•

processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including Acculynk, Moneta, eBillMe, Revolution Money (which American Express has acquired) and TeleCheck, a subsidiary of First Data;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, Amazon Payments, Crandy, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon’s base of online customers on the merchant’s own website;

•	Google Checkout, which enables the online payment of merchants using credit cards; and

•	Payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan, Boku and Zong.

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

Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa’s Visa Direct, MasterCard’s MoneySend, Royal Bank of Scotland’s World Pay, Moneybookers, ClickandBuy and Ukash in the EU; NOCHEX in the United Kingdom; Sofortüberweisung in Germany; CertaPay and HyperWallet in Canada; Paymate, BPay and POLI in Australia; Alipay, YeePay and 99 Bill in China; Inicis in South Korea; and Visa PayClick in Australia. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

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

Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have experienced seasonal fluctuations because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. In addition, increased usage of social networking or other entertainment websites may decrease the amount of time users spend on our websites, which could adversely affect our financial results.

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

•

Customer Account Billing. Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our and our subsidiaries’ websites would harm our business and our ability to collect revenue.

•

Customer Service. We continue to focus on providing better and more efficient customer support to our users. We intend to provide an increased level of support (including an increasing amount of telephone support) in a cost-effective manner. If we are unable to provide customer support in a cost-effective manner, users of our websites may have negative experiences, current and future revenues could suffer, our costs may increase and our operating margins may decrease.

We must continue to effectively hire, train, and manage new employees. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are unsuccessful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures, and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. Any capital investments that we may make will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by expense reductions in the short term.

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

We own real property, including land and buildings related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	disruptions to our operations resulting from possible natural disasters, interruptions in utilities and similar events;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the commercial property markets, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability law, or other requirements; and

•	possible disputes with tenants, neighboring owners, or others.

Some anti-takeover provisions may affect the price of our common stock.

Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by rights granted to the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder (as defined) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2010 was as follows:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 1, 2010 - April 30, 2010	—	$—	—	$656,500,143
May 1, 2010 - May 31, 2010	—	$—	—	$656,500,143
June 1, 2010 - June 30, 2010	5,639	$—	—	$656,500,143

	5,639		—

(1)	In January 2008, our Board approved a stock repurchase program for $2.0 billion of our common stock having no expiration date. There were no stock repurchases under our stock repurchase program during the three months ended June 30, 2010. As of June 30, 2010, $656.5 million remained available for further purchases under this stock repurchase program.

(2)	Represents shares of stock withheld from employees to satisfy tax obligations with respect to restricted stock awards.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit 10.01+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

	By:	/S/ JOHN DONAHOE
John Donahoe
President and Chief Executive Officer
Date: July 22, 2010

Principal Financial Officer:

	By:	/S/ ROBERT H. SWAN
Robert H. Swan
Senior Vice President and Chief Financial Officer
Date: July 22, 2010

Principal Accounting Officer:

	By:	/S/ PHILLIP P. DEPAUL
Phillip P. DePaul
Vice President, Chief Accounting Officer
Date: July 22, 2010

INDEX TO EXHIBITS

Exhibit 10.01+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.